Form 10-Q
period 2001-03-31
HARVARD BIOSCIENCE INC
filed 2001-05-15
CIK 1123494

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2001
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ____________ to ____________

Commission File Number 000-31923

HARVARD BIOSCIENCE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3306140
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Indentification No.)

84 October Hill Road, Holliston, MA	01746
(Address of Principal Executive Offices)	(Zip Code)

(508) 893 - 8999
(Registrant's Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 10, 2001
Common Stock Outstanding 25,721,565

HARVARD BIOSCIENCE, INC.
Form 10-Q
For the Quarter Ended March 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2001	December 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$42,388	$35,817
Trade accounts receivable, net	4,204	4,698
Other receivables and other assets	1,253	1,238
Inventories	3,780	3,722
Catalog costs	422	453
Prepaid expenses	467	479
Income tax receivable	513	513
Total current assets	53,027	46,920
Property, plant and equipment, net	1,891	1,716
Other assets:
Catalog costs, less current portion	69	105
Deferred tax asset	58	58
Goodwill, net	9,149	9,562
Other assets	425	448
Total other assets	9,701	10,173
	$64,619	$58,809
Current liabilities:
Current installments of long-term debt	$6	$7
Trade accounts payable	2,388	2,117
Accrued income taxes payable	1,140	670
Accrued expenses	862	3,306
Other liabilities	202	268
Total current liabilities	4,598	6,368

Long-term debt, less current installments	-	1
Deferred income tax liability	105	105
Total long-term liabilities	105	106
Stockholders' equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 30,381,855 and 29,442,632 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	304	294
Accumulated other comprehensive loss	(983)	(554)
Additional paid-in capital—stock options	3,873	4,636
Additional paid-in capital—common stock	137,125	128,595
Accumulated deficit	(78,108)	(78,380)
Notes receivable	(1,627)	(1,588)
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders' equity	59,916	52,335
	$64,619	$58,809

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
 (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2001	2000

Revenues	$8,607	$7,068
Cost of goods sold	4,354	3,630
Stock compensation expense	92	-

Gross profit	4,161	3,438

General and administrative expense	1,464	1,047
Sales and marketing expense	896	639
Research and development	430	351
Stock compensation expense	669	84
Amortization of goodwill	184	132

Operating income	518	1,185
Other (expense) income:
Foreign currency loss	(206)	(87)
Common stock warrant interest expense	-	(4,900)
Interest expense	(1)	(204)
Interest income	546	11
Amortization of deferred financing costs	-	(19)
Other	5	(4)
Other income (expense), net	344	(5,203)

Income (loss) before income taxes	862	(4,018)
Income taxes	590	349
Net income (loss)	272	(4,367)
Preferred stock dividends	-	(41)
Net income (loss) available to common shareholders	$272	$(4,408)
Income (Loss) per share:
Basic	$0.01	$(0.76)
Diluted	$0.01	$(0.76)
Weighted average common shares:
Basic	25,214,056	5,802,573
Diluted	25,632,982	5,802,573

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net (loss) income	$272	$(4,367)
Ajustments to reconcile net (loss) income to net cash provided by operating activities:
Common stock warrant interest expense	-	4,900
Stock compensation expense	761	84
Depreciation	108	95
Amortization of catalog costs	120	16
Provision for bad debts	-	1
Amortization of goodwill	184	117
Amortization of deferred financing costs	-	19
Deferred income taxes	-	370
Changes in operating assets and liabilities, net of effects of business acquisitions:
Decrease in accounts receivable	314	270
(Increase) decrease in other receivables	(26)	8
(Increase) in inventories	(185)	(287)
Decrease in prepaid expenses and other assets	1	62
(Increase) in other assets	(54)	(333)
Increase in trade accounts payable	335	141
Increase (decrease) in accrued income taxes payable	513	(2)
Decrease in accrued expense	(968)	(542)
Increase in other liabilities	194	48
Net cash provided by operating activities	1,569	600
Cash flows from investing activities:
Additions to property, plant and equipment	(350)	(71)
Additions to catalog costs	(64)	(402)
Net cash used in investing activities	(414)	(473)
Cash flows from financing activities:
Proceeds from short-term debt	-	150
Repayments of short-term debt	(1)	(50)
Repayments of long-term debt	(1)	(55)
Dividends paid	-	(30)
Net proceeds from issuance of common stock	5,523	2
Net cash provided by financing activities	5,521	17

Effect of exchange rate changes on cash	(105)	(41)

Increase in cash and cash equivalents	6,571	103
Cash and cash equivalents at beginning of period	35,817	2,396
Cash and cash equivalents at end of period	$42,388	$2,499

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

             The unaudited consolidated financial statements as of March 31, 2001 and 2000, and for the three-month periods then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

             The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.

Summary of Significant Accounting Policies

             The accounting policies underlying the accompanying consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC.

2.          Income (Loss) Per Share

             The weighted average number of shares used to compute diluted earnings per share consist of the following:

	Three Months Ended (in thousands)
	March 31, 2001	March 31, 2000
Weighted average common shares outstanding	25,214	5,803

Weighted average common equivalent shares due to stock options	419	-
	25,633	25,633

3.          Inventories

             Inventories consist of the following:

	(in thousands)
	March 31, 2001	December 31, 2000
Finished goods	$1,281	$1,415
Work in process	429	399
Raw materials	2,070	1,908
	$3,780	$3,722

4.          Accounts Receivable

             Accounts receivable consists of the following:

	(in thousands)
	March 31, 2001	December 31, 2000
Trade accounts receivables	$4,293	$4,787
Allowance for doubtful accounts	(89)	(89)
	$4,204	$4,698

5.          Stockholders’ Equity

             On January 4, 2001, the underwriters of the Company’s initial public offering exercised the over allotment option whereby the Company sold an additional 937,500 shares of its common stock at a price of $8 per share. The net proceeds to the Company were approximately $5.5 million net of the underwriting discount and after payment of initial public offering expenses previously accrued.

6.          Comprehensive Income

             Accumulated other comprehensive income, a component of stockholders’ equity, consists solely of foreign currency translation.  The components of total comprehensive income were as follows:

	Three Months Ended (in thousands)
	March 31, 2001	March 31, 2000
Net income (loss)	$272	$(4,408)
Foreign currency translation adjustment	(429)	(103)
Comprehensive loss	$(157)	$(4,511)

7.          Legal Proceedings

             On December 26, 2000, Harvard University filed a lawsuit in U.S. District Court, District of Massachusetts alleging that Harvard Bioscience’s use of the "Harvard Bioscience" and "Harvard Apparatus” names infringes on Harvard University’s trademarks. Harvard University is seeking both injunctive relief and monetary damages. The Company believes that these claims are without merit, and is vigorously defending against such claims. On April 10, 2001, the U.S. District Court, District of Massachusetts denied Harvard University’s request for a preliminary injunction prohibiting Harvard Bioscience from using the name “Harvard Bioscience” and “Harvard Apparatus”.  The Court did issue an order directing Harvard Bioscience not to use the “Harvard” name in the color crimson or in a font similar to the font used by Harvard University.  The Company believes that the defense of these claims could involve significant litigation-related expenses, but that defense of these claims and compliance with the court order will not have a material adverse effect on the Company’s business, financial condition or results of operations.

8.          Subsequent Event

             On May 1, 2001, the Company completed the acquisition of substantially all the assets of Warner Instrument Corporation for a purchase price of $2.6 million in cash and the assumption of certain operating liabilities. The transaction will be accounted for using the purchase method of accounting.  The results of operations of Warner Instrument Corporation will be included in the consolidated operating results of Harvard Bioscience, Inc. from the date of acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about our business strategy, the market opportunity for our products, our estimates regarding our capital requirements, the timing of future product introductions, our expectations in connection with current litigation, and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” in our Annual Report on Form 10-K for the period ended December 31, 2000.  You should carefully review all of these factors , as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000:

Revenues.  Revenues increased $1.5 million, or 22%, to $8.6 million in the first quarter of 2001 from $7.1 million for the same period in 2000. Approximately $1.2 million of the revenue increase, or 79%, occurred in United States and Canada.  Approximately $0.3 million, or 19%, of the revenue increase resulted primarily from sales of new products by our UK subsidiary.  Total revenues for the first quarter of 2001 would have been approximately $9.1 million on a constant currency basis, an increase of 29% over the same period in 2000.

Cost of goods sold.  Cost of goods sold increased $0.8 million, or 20%, to $4.4 million in the first quarter of 2001 from $3.6 million in the first quarter of 2000. As a percentage of revenues, cost of goods sold was 50.6% in the first quarter of 2001 compared to 51.4% in the first quarter of 2000.  The decrease was due primarily to higher throughput in our UK subsidiary.

General and administrative expense.  General and administrative expense increased approximately $417,000, or 40%, to $1.5 million for the first three months in 2001 from $1.0 million for the first three months in 2000. As a percentage of revenues, general and administrative expense increased to 17.0% in the first quarter 2001 from 14.8% for the same period in 2000.  The increase was due to incremental costs related to operating as a public company and to a lesser extent, to legal expense incurred in connection with the Harvard University lawsuit.

Sales and marketing expense. For the first quarter of 2001, sales and marketing expense increased $257,000 or 40%, to $0.9 million from $0.6 million for the same period in 2000. The increase was primarily due to the addition of marketing personnel and increased amortization on capitalized catalog costs. As a percentage of revenues, sales and marketing expense was 10% for the first three months in 2001 compared to 9% in the first three months of 2000 reflecting additional headcount necessary for the promotion of newly acquired technology.

Research and development expense.  Research and development spending increased $79,000, or 23%, to $430,000 in the first quarter of 2001 from $351,000 in the first quarter of 2000. The increase in research and development expense resulted from additional research and development expenses incurred in acquired businesses, and spending on product enhancement and new product development. As a percentage of revenues, research and development expense was 5% in each of 2001 and 2000.

Stock compensation expense. We recorded approximately $0.8 million of stock compensation expense in the three months ended March 31, 2001 compared to approximately $0.1 million in the first quarter of 2000 and will recognize approximately $4.4 million of additional expense over the remaining vesting life of the options.

Amortization of goodwill. Amortization of goodwill amounted to $184,000 in the first quarter of 2001 and $132,000 for the same period in 2000. This increase was the result of amortizing additional goodwill incurred in connection with our acquisitions in 2000.

Other income(expense), net. For the first quarter of 2001, other income, net, was $344,000 compared to other expense, net, of $5.2 million for the same period in 2000. Other expense, net, for the first quarter of 2000 included a non-cash charge for common stock warrant interest expense of $4.9 million. The related common stock warrant interest expense represented an accrual of a liability to warrant holders to require us to pay cash equal to the fair market value of the warrants in exchange for the warrants, or any common stock from the exercise of the warrants, beginning March 15, 2002.  Effective with our initial public offering of common stock in December 2000, the warrants were exercised for common stock and, as a result, the right to be paid cash terminated.  Net interest income for the first quarter of 2001 was $545,000 compared to net interest expense of  $193,000 in the first quarter of 2000 reflecting our conversion in December 2000, through an initial public offering, from a private company with debt to a public company with interest income from the proceeds of the initial public offering and no debt.  Currency loss in the first quarter of 2001 was $206,000 due primarily to dollar denominated debt in a foreign subsidiary.

Income Taxes.  The Company's effective income tax rate was 37.6 % for the first quarter of 2001 and 36.2% for the first quarter of 2000 notwithstanding the effect of stock compensation expense, some of which is not deductible for income tax purposes and, for 2000, common stock warrant interest expense, which is not deductible for income tax purposes. The increase in the rate was due to higher projected earnings in higher tax jurisdictions substantially offset by holding the majority of the proceeds from our initial public offering in a Massachusetts security corporation, which imposes a lower tax rate on interest income than the statutory Massachusetts corporate income tax rate for operating corporations.

Liquidity and Capital Resources

             Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness, research and development expenditures, and capital expenditures. As of March 31, 2001, we had cash of $42.4 million, an increase of $6.6 million from December 31, 2000 primarily due to the underwriters exercise of the over allotment option.

             During the first three months of 2001, our operating activities generated cash of $1.6 million compared to $0.6 million for the same period in 2000. For both periods presented, operating cash flows were primarily due to operating results, prior to non-cash charges, partially offset by working capital requirements.

             Our investing activities used cash of $0.4 million for the first quarter of 2001 and $0.5 million for the first quarter of 2000.  The investing activity for the first quarter of 2001 was primarily for a new business system for our Holliston, MA operations.  The investing activity for the first quarter of 2000 was due to the creation of a new product catalog.

             Our financing activities have historically consisted of borrowings under a revolving credit facility, long-term debt and the issuance of preferred stock and common stock, including in our initial public offering.  Upon receipt of the initial public offering proceeds on December 12, 2000, we repaid all debt and redeemed all outstanding preferred stock.  During the first three months of 2001, financing activities provided cash of $7.0 million, which netted to $5.5 million after payment of initial public offering expenses previously accrued.  For the same period in 2000 we had net borrowing and payments under our various agreements that amounted to $17,000

             Based on our operating plans, we expect that proceeds from the initial public offering, available cash and cash generated from operations will be sufficient to finance operations and capital expenditures for at least two years from March 31, 2001, however, we may use substantial amounts of capital to accelerate product development, expand our sales and marketing activities or make acquisitions. We may need to raise additional capital to the extent that we exhaust our available capital through these activities in the next two years.  Additional capital raising activities may dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Moreover, additional capital may not be available on acceptable terms or at all. Accordingly, there can be no assurance that we will be successful in raising additional capital.

Accounting Pronouncements

             In June 1998, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for years beginning after June 15, 2000. SFAS 133 was adopted on January 1, 2001. The adoption of this statement did not have a significant impact on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

             On December 26, 2000, Harvard University filed a lawsuit in U.S. District Court, District of Massachusetts alleging that Harvard Bioscience’s use of the "Harvard Bioscience" and "Harvard Apparatus” names infringes on Harvard University’s trademarks. Harvard University is seeking both injunctive relief and monetary damages. The Company believes that these claims are without merit, and is vigorously defending against such claims. On April 10, 2001, the U.S. District Court, District of Massachusetts denied Harvard University’s request for a preliminary injunction prohibiting Harvard Bioscience from using the name “Harvard Bioscience” and “Harvard Apparatus”.  The Court did issue an order directing Harvard Bioscience not to use the “Harvard” name in the color crimson or in a font similar to the font used by Harvard University.  The Company believes that the defense of these claims could involve significant litigation-related expenses, but that defense of these claims and compliance with the court order will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

             On December 7, 2000, the Company sold, pursuant to an underwritten initial public offering, 6,250,000 shares of common stock at a price of $8 per share.  The net proceeds to the Company were $44.8 million. Following the offering, proceeds were used to repay substantially all of the Company’s short term and long term debt as well as redeem its redeemable preferred stock. On January 4, 2001, the underwriters exercised their allotment option whereby the Company sold an additional 937,500 shares of its common stock at a price of $8 per share. The net proceeds to the Company were approximately $7.0 million.

             The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was December 6, 2000, and the Commission file number assigned to the registration statement is 333-45996.  From April 2, 2001 (the date of the filing of our Annual Report on Form 10-K) to the date hereof, we used the net proceeds as follows: (i) approximately $2.6 million was used to fund the acquisition of substantially all of the assets of Warner Instrument Corporation on May 1, 2001.  The use of proceeds from our initial public offering described do not represent a material change in the use of proceeds described in our prospectus and in our Annual Report on Form 10-K for the period ended December 31, 2000.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports of Form 8-K

             (a)         Exhibits – None

             (b)        Reports on Form 8-K

                           1.  On January 3, 2001, the Company filed a report on Form 8-K reporting the lawsuit filed by Harvard University against the Company as described above in Part II, Item 1 of this Form 10-Q.

                           2.  On May 2, 2001, the Company filed a report on Form 8-K reporting the acquisition of Warner Instrument Corporation by the Company as described above in Part I, Item 1 of this Form 10-Q.

SIGNATURES

             Pursuant to the requirements of Section 13 and 15(d) the Securities Exchange Act of 1934, the registrant has duly  caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By: /s/ Chane Graziano
Chane Graziano
Chief Executive Officer

By: /s/ James L. Warren
James L. Warren
Chief Financial Officer
Date: May 14, 2001