Form 10-Q
period 2001-06-30
HARVARD BIOSCIENCE INC
filed 2001-08-14
CIK 1123494

.

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

Commission File Number 000-31923

HARVARD BIOSCIENCE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3306140
(State or other Jurisdiction of	(I.R.S. Employer Indentification No.)
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
Yes ☒  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 9, 2001
Common Stock Outstanding 26,575,112

HARVARD BIOSCIENCE, INC.
Form 10-Q
For the Quarter Ended June 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	6/30/01	12/31/00

	(unaudited)
Current assets:
Cash and cash equivalents	$31,182	$35,817
Trade accounts receivable, net	5,498	4,698
Other receivables and other assets	1,478	1,238
Inventories	4,712	3,722
Catalog costs	590	453
Prepaid expenses	623	479
Income tax receivable	513	513

Total current assets	44,596	46,920

Property, plant and equipment, net	2,502	1,716

Other assets:
Catalog costs, less current portion	-	105
Deferred tax asset	139	58
Goodwill and other intangibles, net	25,774	9,562
Other assets	526	448

Total other assets	$26,439	$10,173

	$73,537	$58,809

Current liabilities:
Current installments of long-term debt	5	7
Trade accounts payable	3,017	2,117
Deferred revenue	1,053	-
Accrued income taxes payable	1,475	670
Accrued expenses	2,382	3,306
Other liabilities	143	268

Total current liabilities	8,075	6,368

Long-term debt, less current installments	40	1
Deferred income tax liability	105	105

Total long-term liabilities	145	106

Stockholders' equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 31,080,893 and 29,442,632 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	311	294
Accumulated other comprehensive loss	(971)	(554)
Additional paid-in capital—common stock	151,782	133,231
Accumulated deficit	(83,471)	(78,380)
Notes receivable	(1,666)	(1,588)
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders' equity	65,317	52,335

	$73,537	$58,809

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
 (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Product revenues	$9,618	$7,390	$18,225	$14,458
Research revenues	93	-	93	-

Total revenue	9,711	7,390	18,318	14,458
Cost and expenses
Cost of product revenues	4,869	3,858	9,223	7,488
General and administrative expense	1,868	1,086	3,332	2,133
Sales and marketing expense	1,148	806	2,042	1,445
Research and development	618	448	1,048	799
Stock compensation expense	779	100	1,541	184
In-process research and development expense	5,447	-	5,447	-
Amortization of goodwill and other intangibles	303	128	487	260

Operating income (loss)	(5,321)	964	(4,802)	2,149

Other (expense) income:
Foreign currency gain (loss)	(31)	(193)	(237)	(280)
Common stock warrant interest expense	-	(62,627)	-	(67,527)
Interest expense	(1)	(206)	(2)	(399)
Interest income	407	3	953	3
Amortization of deferred financing costs	-	(19)	-	(38)
Other	2	11	7	7

Other (expense) income, net	377	(63,031)	721	(68,234)
Loss before income taxes	(4,944)	(62,067)	(4,081)	(66,085)
Income taxes	421	250	1,012	599

Net loss	(5,365)	(62,317)	(5,093)	(66,684)
Preferred stock dividends	-	(43)	-	(84)

Net loss available to common shareholders	$(5,365)	$(62,360)	$(5,093)	$(66,768)

Loss per share:
Basic and Diluted	$(0.21)	$(9.32)	$(0.20)	$(10.70)

Weighted average common shares:
Basic and Diluted	25,538,326	6,690,343	25,377,087	6,237,978

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(5,093)	$(66,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock warrant interest expense	-	67,527
Stock compensation expense	1,541	184
In process research and development	5,447	-
Depreciation	229	186
Amortization of catalog costs	329	61
Provision for bad debts	2	2
Amortization of goodwill and other intangibles	487	260
Amortization and write-off of deferred financing costs	-	38
Deferred income taxes	(85)	(9)
Changes in operating assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	(425)	142
(Increase) in other receivables	(290)	(13)
(Increase) in inventories	(107)	(435)
(Increase) in prepaid expenses and other assets	(101)	(130)
(Increase) decrease in other assets	(8)	59
Increase in trade accounts payable	549	90
Increase in accrued income taxes payable	748	212
(Decrease) in accrued expense	(428)	(406)
Increase (decrease) in other liabilities	(127)	93

Net cash provided by operating activities	2,668	1,177

Cash flows from investing activities:
Additions to property, plant and equipment	(803)	(174)
Additions to catalog costs	(372)	(644)
Acquisition of businesses, net of cash acquired	(11,134)	(493)

Net cash used in investing activities	(12,309)	(1,311)

Cash flows from financing activities:
Proceeds from short-term debt	-	650
Repayments of short-term debt	-	(400)
Proceeds from long-term debt	39	-
Repayments of long-term debt	(502)	(173)
Dividends paid	-	(61)
Net proceeds from issuance of common stock	5,582	2

Net cash provided by financing activities	5,119	18

Effect of exchange rate changes on cash	(113)	(135)

Decrease in cash and cash equivalents	(4,635)	(251)
Cash and cash equivalents at beginning of period	35,817	2,396

Cash and cash equivalents at end of period	$31,182	$2,145

Non cash investing and financing activity:
Common stock issued for acquisition	$9,914	-

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

             The unaudited consolidated financial statements as of June 30, 2001 and 2000, and for the three month and six month periods then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2.          Acquisitions

             On May 1, 2001, the Company acquired substantially all the assets and certain liabilities of Warner Instruments Corporation (“Warner Instruments”), a developer, manufacturer and marketer of cell and tissue electro-physiology products.  Cash consideration of $2.7 million (including $100,000 of acquisition related expenses) was paid for the assets.  The transaction was accounted for using the purchase method of accounting.  The aggregate purchase price of $2.7 million was allocated to the tangible and intangible assets acquired based on their respective fair values.  The aggregate purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $110,000.  This excess was classified as goodwill and is being amortized on a straight-line basis over its estimated useful life of 15 years.

             On May 31, 2001, the Company acquired all the securities of Union Biometrica, Inc. (“Union Biometrica”), a company that develops, manufactures, and markets instruments that enable high throughput analysis and sorting of model organisms used in drug discovery research.  The transaction was accounted for using the purchase method of accounting.  Pursuant to the terms of the merger agreement, Harvard Bioscience issued 659,282 unregistered shares of the Company’s common stock, 263,202 options to purchase the Company’s common stock, and cash of $7.5 million in exchange for all of the outstanding common stock, preferred stock and options of Union Biometrica.  The merger transaction was valued at $17.4 million net of cash acquired of $562,000.  The aggregate purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values.  The aggregate purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $3.7 million.  This excess was classified as goodwill and is being amortized on a straight-line basis over its estimated useful life of 15 years.

             The following table shows the allocation of the purchase price of Union Biometrica (net of cash acquired of $0.6 million) :

Value Assigned to
Assets and Liabilities
Balance Sheet Category	Acquired

(in millions)
Current assets	$0.5
Property, plant and equipment	0.2
Intangible assets	10.1
Goodwill	3.7
Other assets	0.1
Current liabilities	(2.5)

$12.1

             In connection with the Company’s acquisition of Warner Instruments and Union Biometrica, certain research and development projects acquired were determined to have no alternative future use.  Accordingly, $159,000 and approximately $5.3 million, respectively, of purchased research and development was expensed in the second quarter of 2001.

             On June 29, 2001, Harvard Apparatus LTD, a United Kingdom subsidiary of the Company, acquired all the stock of International Market Supply, LTD (“IMS”), a company engaged in developing, manufacturing and marketing respiration products.  Cash consideration of approximately $1.7 million (including approximately $195,000 of acquisition related expenses) was paid for the stock.  The transaction was accounted for using the purchase method of accounting.  The aggregate purchase price of $1.7 million in cash was allocated to the tangible and intangible assets acquired based on their respective fair values.   The aggregate purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $1.4 million.  This excess was classified as goodwill and is being amortized on a straight-line basis over its estimated useful life of 15 years.

             The results of operations, the estimated fair value of the assets acquired and liabilities assumed for each of Warner Instruments, Union Biometrica, and IMS are included in the consolidated operating results of Harvard Bioscience, Inc. from the date of acquisition.

3.          Income (Loss) Per Share

             The weighted average number of shares used to compute basic and diluted earnings per share consist of the following:

	Six Months Ended
	(in thousands)

	June 30,	June 30,
	2001	2000

Weighted average common shares outstanding	25,377	6,238
Weighted average common equivalent shares due to stock options	-	-

	25,377	6,238

             For the six months ended June 30, 2001 and 2000 common stock equivalent shares of 520,111 and 11,427,619, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

4.          Inventories

Inventories consist of the following:

	(in thousands)

	June 30,	December 31,
	2001	2000

Finished goods	$2,771	$1,415
Work in process	444	399
Raw materials	1,497	1,908

	$4,712	$3,722

5.          Accounts Receivable

             Accounts receivable consists of the following:

	(in thousands)

	June 30,	December 31,
	2001	2000

Trade accounts receivables	$5,590	$4,787
Allowance for doubtful accounts	(92)	(89)

	$5,498	$4,698

6.          Stockholders’ Equity

             On January 4, 2001, the underwriters of the Company’s initial public offering exercised the over allotment option whereby the Company sold an additional 937,500 shares of its common stock at a price of $8 per share. The net proceeds to the Company were approximately $5.5 million net of the underwriters’ discounts and after payment of initial public offering expenses previously accrued.  On May 31, 2001 the Company acquired Union Biometrica.  Pursuant to the terms of the merger agreement, the Company issued 659,282 shares of its common stock and 263,202 options to purchase its common stock in exchange for all of the outstanding securities of Union Biometrica.

7.          Comprehensive Income

             Accumulated other comprehensive income, a component of stockholders’ equity, consists solely of foreign currency translation.  The components of total comprehensive income were as follows:

	Six Months Ended (in thousands)

	June 30,	June 30,
	2001	2000

Net loss	$(5,093)	$(66,684)
Foreign currency translation adjustment	(417)	(411)

Comprehensive loss	$(5,510)	$(67,095)

8.          Legal Proceedings

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

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about our business strategy, the market opportunity for our products, our estimates regarding our capital requirements, the timing of future product introductions, our expectations in connection with current litigation, and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” in our Annual Report on Form 10-K for the period ended December 31, 2000.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

             We are a provider of innovative, enabling tools for drug discovery research at pharmaceutical and biotechnology companies, universities and government research laboratories. We focus on protein and DNA analysis with our lines of spectrophotometers, plate readers and protein/DNA sample preparation products, and ADMET screening with products that provide testing for absorption, distribution, metabolism, elimination and toxicity of drug candidates.  We have an established brand and a business that sells to major research entities; multiple channels of distribution including a long-standing agreement with one of the largest life science companies; and collaborative agreements with major pharmaceutical companies.  With the acquisition in May 2001 of Union Biometrica, Inc., we offer products that enable high throughput analysis and sorting of model organisms in both target validation and ADMET.

             In the second quarter of 2001 we made three acquisitions.  Please refer to Note 2 of the  “Notes to Unaudited Consolidated Financial Statements”. Upon consummation of the Warner Instruments and Union Biometrica acquisitions in May 2001, we charged to income $159,000 and approximately $5.3 million , respectively, representing the estimated value of purchased in-process technology that had not yet reached technological feasibility and had no alternative future use.  The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from each project, and discounting the net cash flows to their present values.  The discount rate for each project took into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.  The net cash flows from each project were based on our management’s best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes and reflect assumptions that we believe would be used by market participants.   We believe that the assumptions we used in the valuation of purchased in-process technology represent reasonably reliable estimates of the future benefits attributable to the purchased in-process research and development projects.  If these projects are not successfully developed, our revenue and profitability may be adversely affected in future periods.  Additionally, the value of other intangible assets acquired may become impaired.  We intend to use our existing cash to develop the purchased in-process technology into commercially viable products.  This primarily consists of the completion of all planning, designing, prototyping, high-volume manufacturing verification and testing activities that are necessary to establish that a product can be produced to its design specifications.  As of the acquisition dates for Union Biometrica and Warner Instruments, the estimated costs to be incurred to develop the purchased in-process technology into commercially viable products totaled approximately $3.9 million ($3.8 million for Union Biometrica and $74,000 for Warner Instruments).  Investments of this nature may result in near term earnings fluctuations or affect the magnitude of profitability or loss.

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000:

Revenues.  Total revenues increased $2.3 million, or 31%, to $9.7 million in the second quarter of 2001 from $7.4 million for the same period in 2000.  Product revenues increased $2.2 million, or 30%, to $9.6 million from $7.4 million.  The product revenue increase resulted from organic growth lead by North America, newly introduced products and the effect of acquisitions. Research revenues resulted from collaborations on our COPAS technology, acquired in the Union Biometrica transaction. Total revenues for the second quarter of 2001 would have been approximately $10.1 million on a constant currency basis, an increase of 36% over the same period in 2000.

Cost of product revenue.  Cost of product revenue increased $1.0 million, or 26%, to $4.9 million in the second quarter of 2001 from $3.9 million in the second quarter of 2000. Approximately 46% of the increase resulted from acquisitions and the balance from organic growth.  As a percentage of product revenues, cost of product revenue was 50.6% in the second quarter of 2001 compared to 52.2% in the second quarter of 2000.  The decrease was due primarily to a larger proportion of domestic revenues in total revenues, which have a lower cost as a percentage of revenues.

General and administrative expense.  General and administrative expense increased approximately $782,000, or 72%, to $1.9 million in the second quarter of 2001 from $1.1 million for the same period in 2000.  As a percentage of revenues, general and administrative expense increased to 19.2% in the second quarter 2001 from 14.7% for the same period in 2000.  The increase was due to incremental costs related to operating as a public company and general and administrative expense from businesses acquired since the second quarter of 2000.

Sales and marketing expense. For the second quarter of 2001, sales and marketing expense increased $342,000 or 42%, to $1.1 million from $806,000 for the same period in 2000. The increase was primarily due to acquisitions. As a percentage of revenues, sales and marketing expense was 11.8% for the second quarter of 2001 compared to 10.9% in the second quarter of 2000 reflecting targeted incremental investments made to increase sales in the new markets represented by the acquisitions.

Research and development expense.  Research and development spending increased $170,000, or 38%, to $618,000 in the second quarter of 2001 from $448,000 in the second quarter of 2000. The increase was due to the acquisitions we have made since the second quarter of 2000.  As a percentage of revenues, research and development expense was 6.4% in 2001 and 6.1% in the same period of 2000 reflecting the effect of the higher level of research and development spending in our newly acquired technologies.

Purchased in-process research and development.  For the second quarter of 2001 we charged approximately $5.3 million for acquired in-process research and development related to the acquisition of Union Biometrica and  $159,000 for acquired in-process research and development related to the acquisition of Warner Instruments.

Stock compensation expense. We recorded approximately $779,000 of stock compensation expense in the second quarter of 2001, including $4,000 related to the acquisition of Union Biometrica, compared to approximately $100,000 in the second quarter of 2000.  Including $68,000 in relation to the acquisition of Union Biometrica, we will recognize approximately $3.7 million of additional expense over the remaining vesting life of the options.

Amortization of goodwill and other intangibles . Amortization of goodwill and other intangibles amounted to $303,000 in the second quarter of 2001 and $128,000 for the same period in 2000. This increase was the result of amortizing goodwill and other intangibles incurred in connection with our acquisitions since the second quarter of 2000 including $89,000 from the acquisition of Union Biometrica and $30,000 from the acquisition of Warner Instruments.

Other income(expense), net. For the second quarter of 2001, other income, net, was $377,000 compared to other expense, net, of $63.0 million for the same period in 2000. Other expense, net, for the second quarter of 2000 included a non-cash charge for common stock warrant interest expense of $62.6 million, which represented the accrual of a liability to warrant holders requiring us to pay cash equal to the fair market value of the warrants in exchange for the warrants, or any common stock from the exercise of the warrants, beginning March 15, 2002.  Effective with our initial public offering of common stock in December 2000, the warrants were exercised for common stock and, as a result, the right to be paid cash terminated.  Net interest income for the second quarter of 2001 was $406,000 compared to net interest expense of  $203,000 in the second quarter of 2000 reflecting our conversion in December 2000 from a private company with debt to a debt-free, public company with interest income from the proceeds of our initial public offering.  Currency loss in the second quarter of 2001 was $31,000 due primarily to dollar denominated debt in a foreign subsidiary compared to a loss of $193,000 for the same period last year.

Income Taxes. The Company's effective income tax rate was 35.2 % for the second quarter of 2001 and 33.2% for the second quarter of 2000 notwithstanding the effect of stock compensation expense, some of which is not deductible for income tax purposes and amortization of nondeductible goodwill and other intangibles and, for 2000, common stock warrant interest expense, which is not deductible for income tax purposes and for 2001, in process research and development which is not deductible for income tax purposes.  The increase in the rate was due to higher projected earnings in higher tax jurisdictions substantially offset by holding the majority of the proceeds from our initial public offering in a Massachusetts security corporation, which imposes a lower tax rate on interest income than the statutory Massachusetts corporate income tax rate for operating corporations.

Six months ended June 30, 2001 compared to six months ended June 30, 2000:

Revenues.  Total revenues increased $3.9 million, or 27%, to $18.3 million in the first half of 2001 from $14.5 million for the same period in 2000.  The increase resulted primarily from organic growth supplemented by revenues from acquired product lines and, to a lesser extent, from acquisitions made near the end of the second quarter of 2001. Total revenues for the first half of 2001 would have been approximately $19.2 million on a constant currency basis, an increase of 32% over the same period in 2000.

Cost of product revenue.  Cost of product revenue increased $1.7 million, or 23%, to $9.2 million in the first half of 2001 from $7.5 million in the first half of 2000. As a percentage of product revenues, cost of product revenue was 50.6% in the first six months of 2001 compared to 51.8% in the first six months of 2000.  The decrease was due primarily to higher throughput in one of our UK subsidiaries and a larger proportion of domestic revenues in total revenues, which have lower cost as a percentage of revenues.

General and administrative expense.  General and administrative expense increased approximately $1.2 million, or 56%, to $3.3 million for the first six months in 2001 from $2.1 million for the first six months in 2000. As a percentage of revenues, general and administrative expense increased to 18.2% in the first half 2001 from 14.8% for the same period in 2000.  The increase was primarily due to incremental costs related to operating as a public company and from administrative expenses from businesses acquired since the first half of 2000 and to a lesser extent, legal expenses incurred in connection with the Harvard University lawsuit.

Sales and marketing expense. For the first half of 2001, sales and marketing expense increased $597,000 or 41%, to $2.0 million from $1.4 million for the same period in 2000. The increase was primarily due to the addition of marketing personnel and acquisitions. As a percentage of revenues, sales and marketing expense was 11.1% for the first six months in 2001 compared to 10.0% in the first six months of 2000 reflecting additional investment for the promotion of newly acquired technology.

Research and development expense.  Research and development spending increased $249,000, or 31%, to $1.0 in the first half of 2001 from $799,000 in the first half of 2000. The increase in research and development expense resulted primarily from additional research and development expenses incurred in acquired businesses. As a percentage of revenues, research and development expense was 5.7% in the first six months of 2001 and 5.5% in the same period of 2000 reflecting the effect of the higher rate of research and development spending in our newly acquired technologies.

Purchased in-process research and development.  For the first half of 2001 we charged approximately $5.3 million for acquired in-process research and development related to the acquisition of Union Biometrica and  $159,000 for acquired in-process research and development related to the acquisition of Warner Instruments.

Stock compensation expense.We recorded approximately $1.5 million of stock compensation expense in the six months ended June 30, 2001 compared to approximately $184,000 for the same period of 2000.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles amounted to $487,000 in the first half of 2001 and $260,000 for the same period in 2000. This increase was the result of amortizing goodwill and other intangibles incurred in connection with our acquisitions since the second quarter of 2000.

Other income(expense), net. For the first six months of 2001, other income, net, was $721,000 compared to other expense, net, of $68.2 million for the same period in 2000. Other expense, net, for the first half of 2000 included a non-cash charge for common stock warrant interest expense of $67.5 million, which represented the accrual of a liability to warrant holders to require us to pay cash equal to the fair market value of the warrants in exchange for the warrants, or any common stock from the exercise of the warrants, beginning March 15, 2002.  Effective with our initial public offering of common stock in December 2000, the warrants were exercised for common stock and, as a result, the right to be paid cash terminated.  Net interest income for the first half of 2001 was $951,000 compared to net interest expense of  $396,000 in the first half of 2000 reflecting our conversion in December 2000, through an initial public offering, from a private company with debt to a public company with interest income from the proceeds of the initial public offering and no debt.  Currency loss in the first half of 2001 was $237,000 due primarily to dollar denominated debt in a foreign subsidiary compared to $280,000 for the same period last year.

Income Taxes. The Company's effective income tax rate was 35.6 % for the first half of 2001 and 33.0% for the first half of 2000 notwithstanding the effect of stock compensation expense, some of which is not deductible for income tax purposes and amortization of nondeductible goodwill and other intangibles and, for 2000, common stock warrant interest expense, which is not deductible for income tax purposes and for 2001, in process research and development which is not deductible for income tax purposes. The increase in the rate was due to higher projected earnings in higher tax jurisdictions substantially offset by holding the majority of the proceeds from our initial public offering in a Massachusetts security corporation, which imposes a lower tax rate on interest income than the statutory Massachusetts corporate income tax rate for operating corporations.

Liquidity and Capital Resources

             Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness, research and development expenditures, and capital expenditures. As of June 30, 2001, we had cash of $31.2 million, a decrease of $4.6 million from December 31, 2000 primarily due to the use of approximately $11.6 million to fund three acquisitions in the second quarter of 2001 partially offset by the approximately $7.0 million in net proceeds received in connection with the underwriter’s exercise of the over allotment option in the first quarter of 2001.

             During the first six months of 2001, our operating activities provided cash of $2.7 million compared to $1.2 million for the same period in 2000. For both periods operating cash flows were primarily due to profitable operating results, prior to non-cash charges, partially offset by working capital requirements.

             Our investing activities used cash of $12.3 million for the first half of 2001 and $1.3 million for the first half of 2000.   In the second quarter of 2001, we used cash in acquisitions in the amount of $2.6 million for Warner Instruments, $7.5 million for Union Biometrica, and $1.5 million for IMS.  The investing activity for the first half of 2001 also included a new business system for our Holliston, MA operations.  The investing activity for the first half of 2000 was due to the creation of a new product catalog and the acquisition of Biotronik.

             Our financing activities have historically consisted of borrowings under a revolving credit facility, the issuance of long-term debt and the issuance of preferred stock and common stock, including our initial public offering.  Upon receipt of the initial public offering proceeds on December 12, 2000, we repaid all debt and redeemed all outstanding preferred stock.  During the first six months of 2001, financing activities provided cash of $6.6 million, which netted to $5.1 million after payment of previously accrued initial public offering expenses.  For the same period in 2000 we had proceeds from stock option exercises and net borrowing and payments under our various agreements that amounted to $18,000.

             Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our operating plans, we expect that proceeds from the initial public offering, available cash and cash generated from operations will be sufficient to finance operations and capital expenditures for at least two years from June 30, 2001.  However, we may use substantial amounts of capital to accelerate product development, expand our sales and marketing activities or make acquisitions. We may need to raise additional capital to the extent that we exhaust our available capital through these activities.  Additional capital raising activities may dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Moreover, additional capital may not be available on acceptable terms or at all. Accordingly, there can be no assurance that we will be successful in raising additional capital.

Accounting Pronouncements

             In June 2001, the Financial Accounting Standard Board issued two new pronouncements; Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and  SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and also establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method.  SFAS No. 142, addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the provisions of SFAS No. 142, the statement is effective for fiscal years beginning after December 15, 2001.

             We are currently in the process of determining the impact these pronouncements will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             We manufacture and test the majority of products in locations throughout the United States, the United Kingdom and Germany. We sell our products globally through our direct catalog sales and indirect distributor channel.  As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

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

Item 2.  Changes in Securities and Use of Proceeds

             On December 7, 2000, the Company sold, pursuant to an underwritten initial public offering, 6,250,000 shares of common stock at a price of $8 per share.  The net proceeds to the Company were $44.8 million. Following the offering, proceeds were used to repay substantially all of the Company’s debt as well as redeem its redeemable preferred stock. On January 4, 2001, the underwriters exercised their allotment option whereby the Company sold an additional 937,500 shares of its common stock at a price of $8 per share. The net proceeds to the Company were approximately $7.0 million.  On May 31, 2001, the Company acquired Union Biometrica, Inc.  Pursuant to the merger agreement, the Company issued 659,282 shares of its common stock and 263,202 options to purchase its common stock.

             The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was December 6, 2000, and the Commission file number assigned to the registration statement is 333-45996.  From April 2, 2001 (the date of the filing of our Annual Report on Form 10-K) to the date hereof, we used the net proceeds as follows: (i) approximately $2.6 million was used to fund the acquisition of substantially all of the assets of Warner Instruments on May 1, 2001 (ii) approximately $7.5 million was used to purchase Union Biometrica (iii) approximately $1.4 million was used to purchase IMS (iv) approximately $0.6 million was used to repay debt assumed in the Union Biometrica acquisition and (v) approximately $0.3 million in legal and accounting fees directly associated with the Union Biometrica and Warner Instruments acquisitions.  The use of proceeds from our initial public offering described do not represent a material change in the use of proceeds described in our prospectus and in our Annual Report on Form 10-K for the period ended December 31, 2000.

             During the fiscal quarter ended June 30, 2001, we issued and sold unregistered securities as set forth below.  We believe that the transaction listed below was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof and Rule 506 promulgated thereunder as a transaction by an issuer not involving any public offering.

1.	On May 31, 2001, the Company acquired all of the stock of Union Biometrica. Pursuant to the terms of the merger agreement, the Company issued an aggregate of 659,282 unregistered shares of its common stock, in addition to cash consideration, to all of the stockholders of Union Biometrica in exchange for all of the outstanding common and preferred shares of Union Biometrica issued and outstanding.

Item 3.  Defaults Upon Senior Securities – None.

Item 4.  Submission of Matters to a Vote of Security Holders

             On May 24, 2001, the Company held its Annual Meeting of Stockholders.  The stockholders voted, either in person or by proxy, to elect three Class I Directors until the 2004 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  The results of the meeting were as follows:

Name of Director	For	Withheld

Christopher W. Dick	18,038,380	20
Robert A. Dishman	18,038,380	20
Richard C. Klaffky, Jr.	18,038,380	20

             Following the Annual Meeting of Stockholders, the composition of the Board of Directors is as follows:

Class I Directors (to serve until 2004 Annual Meeting)
Christopher W. Dick
Robert A. Dishman
Richard C. Klaffky

Class II Directors (to serve until 2002 Annual Meeting)
David Green
John F. Kennedy

Class II Directors (to serve until 2003 Annual Meeting)
Chane Graziano
Earl R. Lewis

Item 5.  Other Information – None.

Item 6.  Exhibits and Reports of Form 8-K

(a)	Exhibit Index
	Exhibit No.	Description

	21.1	Subsidiaries of the Registrant

(b)	Reports on Form 8-K
	1.	On May 2, 2001, the Company filed a report on Form 8-K reporting the acquisition of Warner
Instruments Corporation by the Company as described above in Part I, Item 1 of this Form 10-Q.

	2.	On June 15, 2001, the Company filed a report on Form 8-K reporting the acquisition of Union Biometrica, Inc. by the Company as described above in Part I, Item 1 of this Form 10-Q.

SIGNATURES

             Pursuant to the requirements of Section 13 and 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ Chane Graziano

Chane Graziano
Chief Executive Officer

By:	/s/ James L. Warren

James L. Warren
Chief Financial Officer
Date: August 13, 2001

EXHIBIT INDEX

EXHIBIT NO	DESCRIPTION

21.1	Subsidiaries of the Registrant