Form 10-Q
period 2001-09-30
HARVARD BIOSCIENCE INC
filed 2001-11-14
CIK 1123494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001, or

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

As of November 9, 2001

Common Stock Outstanding 26,654,838

HARVARD BIOSCIENCE, INC.

Form 10-Q

 For the Quarter Ended September 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	9/30/01	12/31/00
	(unaudited)
Current assets:
Cash and cash equivalents	$30,156	$35,817
Trade accounts receivable, net	6,315	4,698
Other receivables and other assets	1,357	1,238
Inventories	5,265	3,722
Catalog costs	378	453
Prepaid expenses	640	479
Income tax receivable	513	513
Total current assets	44,624	46,920

Property, plant and equipment, net	2,834	1,716

Other assets:
Catalog costs, less current portion	1	105
Deferred tax asset	1,491	58
Goodwill and other intangibles	24,973	9,562
Other assets	574	448
Total other assets	27,039	10,173

	$74,497	$58,809
Current liabilities:
Current installments of long-term debt	$5	$7
Trade accounts payable	2,179	2,117
Deferred revenue	920	--
Accrued income taxes payable	1,789	670
Accrued expenses	2,624	3,306
Other liabilities	165	268
Total current liabilities	7,682	6,368

Long-term debt, less current installments	39	1
Deferred income tax liability	105	105
Total long-term liabilities	144	106

Stockholders’ equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 31,282,606 and 29,442,632 shares issued and outstanding at September 30, 2001 and December 31, 2000 respectively	313	294
Accumulated other comprehensive loss	(678)	(554)
Additional paid-in-capital	152,563	133,231
Accumulated deficit	(83,154)	(78,380)
Notes receivable	(1,705)	(1,588)
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	66,671	52,335

	$74,497	$58,809

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Product revenues	$10,351	$7,611	$28,576	$22,069
Research revenues	292	--	385	--
Total revenues	10,643	7,611	28,961	22,069

Cost and expenses:
Cost of product revenues	5,218	3,974	14,442	11,462
General and administrative expense	1,756	1,601	5,088	3,734
Sales and marketing expense	1,346	914	3,388	2,359
Research and development	1,076	408	2,124	1,207
Stock compensation expense	658	13,148	2,199	13,332
In-process research and development expense	--	--	5,447	--
Amortization of goodwill and other intangibles	565	163	1,052	423

Operating income (loss)	24	(12,597)	(4,779)	(10,448)

Other (expense) income:
Foreign currency gain (loss)	182	(176)	(55)	(456)
Common stock warrant interest expense	--	(3,393)	--	(70,920)
Interest expense	(2)	(267)	(4)	(689)
Interest income	256	11	1,209	34
Amortization of deferred financing costs	--	(18)	--	(56)
Other	22	18	30	28
Other (expense) income, net	458	(3,825)	1,180	(72,059)

Income (loss) before income taxes	482	(16,422)	(3,599)	(82,507)
Income taxes	163	756	1,175	1,355

Net income (loss)	319	(17,178)	(4,774)	(83,862)
Preferred stock dividends	--	(38)	--	(122)

Net income (loss) available to common shareholders	$319	$(17,216)	$(4,774)	$(83,984)

Income (loss) per share:
Basic and Diluted	$0.01	$(2.56)	$(0.19)	$(13.11)

Weighted average common shares:
Basic	26,146,645	6,726,628	25,636,425	6,407,682
Diluted	26,905,190	6,726,628	25,636,425	6,407,682

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(4,774)	$(83,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock warrant interest expense	--	70,920
Stock compensation expense	2,199	13,332
In process research and development	5,447	--
Depreciation	371	285
Amortization of catalog costs	523	229
Provision for bad debts	4	2
Amortization of goodwill and other intangibles	1,052	423
Amortization of deferred financing costs	--	56
Deferred income taxes	(697)	670
Changes in operating assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	(1,182)	23
(Increase) in other receivables	(147)	(41)
(Increase) in inventories	(541)	(777)
Decrease in prepaid expenses and other assets	15	305
(Increase) decrease in other assets	(38)	74
Increase (decrease) in trade accounts payable	(291)	352
Increase (decrease) in accrued income taxes payable	1,029	(225)
Increase (decrease) in accrued expense	(121)	367
(Decrease) in other liabilities	(418)	(106)
Net cash provided by operating activities	2,431	2,027

Cash flows from investing activities:
Additions to property, plant and equipment	(1,245)	(364)
Additions to catalog costs	(355)	(606)
Acquisition of businesses, net of cash acquired	(11,614)	(3,682)
Net cash used in investing activities	(13,214)	(4,652)

Cash flows from financing activities:
Proceeds from short-term debt	--	1,350
Repayments of short-term debt	(2)	(400)
Proceeds from long-term debt	38	2,000
Repayments of long-term debt	(500)	(283)
Dividends paid	--	(91)
Net proceeds from issuance of common stock	5,653	3
Deferred initial public offering costs paid	--	(64)
Net cash provided by financing activities	5,189	2,515

Effect of exchange rate changes on cash	(67)	(137)

Decrease in cash and cash equivalents	(5,661)	(247)
Cash and cash equivalents at beginning of period	35,817	2,396
Cash and cash equivalents at end of period	$30,156	$2,149

Non cash investing and financing activity:
Common stock and options issued for acquisition	$9,928	--

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements as of September 30, 2001, and for the three month and nine month periods ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

2.   Acquisitions

      On May 1, 2001, the Company acquired substantially all the assets and certain liabilities of Warner Instrument Corporation (“Warner Instruments”), a developer, manufacturer and marketer of cell and tissue electro-physiology products.  Cash consideration of $2.7 million (including $100,000 of acquisition related expenses) was paid for the assets.  The transaction was accounted for using the purchase method of accounting.  The aggregate purchase price of $2.7 million was allocated to the tangible and intangible assets acquired based on their respective fair values.  The aggregate purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $167,000.  This excess was classified as goodwill and is being amortized on a straight-line basis over its estimated useful life of 15 years.

      On May 31, 2001, the Company acquired all the securities of Union Biometrica, Inc. (“Union Biometrica”), a company that develops, manufactures, and markets instruments that enable high throughput analysis and sorting of model organisms used in drug discovery research.  The transaction was accounted for using the purchase method of accounting.  Pursuant to the terms of the merger agreement, Harvard Bioscience issued 659,282 unregistered shares of the Company’s common stock, 263,202 options to purchase the Company’s common stock, and cash of $7.5 million in exchange for all of the outstanding common stock, preferred stock and options of Union Biometrica.  The merger transaction was valued at $17.5 million net of cash acquired of $562,000.  The aggregate purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values.  The aggregate purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $3.1 million.  This excess was classified as goodwill and is being amortized on a straight-line basis over its estimated useful life of 15 years.

      The following table shows the allocation of the purchase price of Union Biometrica (net of cash acquired of $0.6 million) :

Value Assigned to
Assets and Liabilities
Balance Sheet Category	Acquired
(in millions)
Current assets	$0.5
Property, plant and equipment	0.2
Intangible assets	10.1
Goodwill	3.1
Other assets	0.8
Current liabilities	(2.5)
$12.2

      In connection with the Company’s acquisition of Warner Instruments and Union Biometrica, certain research and development projects acquired were determined to have no alternative future use.  Accordingly, $159,000 and approximately $5.3 million, respectively, of purchased research and development was expensed in the second quarter of 2001.

      On June 29, 2001, Harvard Apparatus LTD, a United Kingdom subsidiary of the Company, acquired all the stock of International Market Supply, LTD (“IMS”), a company engaged in developing, manufacturing and marketing respiration products.  Cash consideration of approximately $1.7 million (including approximately $185,000 of acquisition related expenses) was paid for the stock.  The transaction was accounted for using the purchase method of accounting.  The aggregate purchase price of $1.7 million in cash was allocated to the tangible and intangible assets acquired based on their respective fair values.   The aggregate purchase price exceeded the amounts allocated to the identifiable tangible and intangible assets acquired and liabilities assumed by $1.5 million.  This excess was classified as goodwill and is being amortized on a straight-line basis over its estimated useful life of 15 years.

      The results of operations, the estimated fair value of the assets acquired and liabilities assumed for each of Warner Instruments, Union Biometrica, and IMS are included in the consolidated operating results of Harvard Bioscience, Inc. from the dates of acquisition.

3.   Income (Loss) Per Share

      The weighted average number of shares used to compute basic and diluted earnings per share consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Weighted average common shares outstanding	26,147	6,727	25,636	6,408

Weighted average common equivalent shares due to stock options	758	--	--	--
	26,905	6,727	25,636	6,408

      For the three months ended September 30, 2000 and for the nine months ended September 30, 2001 and 2000 common stock equivalent shares of 11,231,253, 567,104 and 11,535,190, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

4.   Inventories

      Inventories consist of the following:

	(in thousands)
	September 30,	December 31,
	2001	2000
Finished goods	$1,568	$1,415
Work in process	529	399
Raw materials	3,168	1,908
	$5,265	$3,722

5.   Accounts Receivable

      Accounts receivable consists of the following:

	(in thousands)
	September 30,	December 31,
	2001	2000
Trade accounts receivables	$6,407	$4,787
Allowance for doubtful accounts	(92)	(89)
	$6,315	$4,698

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

7.   Comprehensive Income (Loss)

      Accumulated other comprehensive income, a component of stockholders’ equity, consists solely of foreign currency translation.  The components of total comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income (loss)	$319	$(17,178)	$(4,774)	$(83,862)
Foreign currency translation adjustment	293	(249)	(124)	(660)
Comprehensive income (loss)	$612	$(17,427)	$(4,898)	$(84,522)

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

9.   Subsequent Event

      On November 1, 2001, Biochrom Ltd., a United Kingdom subsidiary of the Company, acquired all the stock of Scie-Plas Ltd., a designer, manufacturer and marketer of electrophoresis tools for molecular biology.  The preliminary purchase price is approximately $4.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about  our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for growth,  the market demand and opportunity for our products, our estimates regarding our capital requirements, the timing of future product introductions, our expectations in connection with current litigation, and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

      We are a provider of innovative, enabling tools for drug discovery research at pharmaceutical and biotechnology companies, universities and government research laboratories. We focus on protein and DNA analysis with our lines of spectrophotometers, plate readers and protein/DNA sample preparation products, and ADMET screening with products that provide testing for absorption, distribution, metabolism, elimination and toxicity of drug candidates.  We have an established brand and a business that sells to major research entities; multiple channels of distribution including a long-standing agreement with one of the largest life science companies; and collaborative agreements with major pharmaceutical companies.  With the acquisition in May 2001 of Union Biometrica, we offer products that enable high throughput/high content analysis and sorting of model organisms in both target validation and ADMET.

      Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000:

Revenues.  Total revenues increased $3.0 million, or 40%, to $10.6 million in the third quarter of 2001 from $7.6 million for the same period in 2000.  Product revenues increased $2.8 million, or 37%, to $10.4 million from $7.6 million.  Growth due to acquisitions accounted for approximately 75% of the increase with the balance from organic  growth. Collaborations on our COPAS technology, which was acquired in the Union Biometrica transaction, provided revenues of $292,000. Total revenues for the third quarter of 2001 would have been approximately $10.7 million on a constant currency basis, an increase of 41% over the same period in 2000.

Cost of product revenue.  Cost of product revenue increased $1.2 million, or 31%, to $5.2 million in the third quarter of 2001 from $4.0 million in the third quarter of 2000.  As a percentage of product revenues, cost of product revenue was 50.1% in the third quarter of 2001 compared to 52.2% in the third quarter of 2000.  The decrease in cost as a percentage of product revenue was primarily due to the operations of Union Biometrica, which in order to recover higher research and development costs, maintains higher prices relative to the traditional Harvard Bioscience businesses.

General and administrative expense. General and administrative expense increased approximately $155,000, or 10%, to $1.8 million in the third quarter of 2001 from $1.6 million for the same period in 2000.  As a percentage of revenues, general and administrative expense decreased to 16.5% in the third quarter 2001 from 21.0% for the same period in 2000.  The decrease was due to additional operating leverage as revenues increased faster than administrative costs partially offset by incremental costs related to operating as a public company and costs related to the newly acquired subsidiaries in the second quarter of 2001.

Sales and marketing expense.  For the third quarter of 2001, sales and marketing expense increased $432,000, or 47%, to $1.3 million from $914,000 for the same period in 2000. The increase was primarily due to acquisitions. As a percentage of revenues, sales and marketing expense was 12.6% for the third quarter of 2001 compared to 12.0 % in the third quarter of 2000 representing investments in new markets targeted by recent acquisitions, primarily Union Biometrica.

Research and development expense.  Research and development spending increased $668,000, or 164%, to $1.1 million in the third quarter of 2001 from $408,000 in the third quarter of 2000. The increase was due to the acquisitions we have made since the third quarter of 2000.  As a percentage of revenues, research and development expense was 10.1% in 2001 and 5.4% in the same period of 2000 reflecting the effect of the higher level of research and development spending in our newly acquired technologies at Union Biometrica and Warner Instruments, which accounted for virtually all of the increase.  This higher level of research and development spending is expected to continue as we attempt to realize the potential of the new technology.

Stock compensation expense.  We recorded approximately $658,000 of stock compensation expense in the third quarter of 2001 on stock options that were granted at a price less than fair value on the date of grant compared to approximately $13.1 million in the third quarter of 2000.  We will recognize approximately $2.5 million of additional expense over the remaining vesting life of such options.

Amortization of goodwill and other intangibles.  Amortization of goodwill and other intangibles amounted to $565,000 in the third quarter of 2001 and $163,000 for the same period in 2000. This increase was the result of amortizing goodwill and other intangibles incurred in connection with our acquisitions since the third quarter of 2000 including $307,000 from the acquisition of Union Biometrica, $45,000 from the acquisition of Warner Instruments, and $26,000 from the acquisition of IMS.

Other income (expense), net. For the third quarter of 2001, other income, net, was $458,000 compared to other expense, net, of $3.8 million for the same period in 2000. Other expense, net, for the third quarter of 2000 included a non-cash charge for common stock warrant interest expense of $3.4 million, which represented the accrual of a liability to warrant holders requiring us to pay cash equal to the fair market value of the warrants in exchange for the warrants, or any common stock from the exercise of the warrants, beginning March 15, 2002.  Effective with our initial public offering of common stock in December 2000, the warrants were exercised for common stock and, as a result, the right to be paid cash terminated.  Net interest income for the third quarter of 2001 was $254,000 compared to net interest expense of  $256,000 in the third quarter of 2000 reflecting our conversion in December 2000 from a private company with debt to a debt-free, public company with interest income from the proceeds of our initial public offering.  Currency gain in the third quarter of 2001 was $182,000 compared to a loss of $176,000 for the same period last year due primarily to dollar denominated debt in a foreign subsidiary.

Income taxes.  The Company’s effective income tax rate was 15.46% for the third quarter of 2001 and 56.24% for the third quarter of 2000 notwithstanding the non-deductible tax effects of in-process research and development, certain stock compensation expense and certain amortization of goodwill and for 2000, common stock warrant interest expense.  The decrease in the rate was due to the basis for computing the interim period income tax provisions.  In 2000, the Company computed its third quarter tax provision based on actual results through the third quarter rather than using a forecasted annual effective income tax rate because the Company was unable to estimate annual earnings at the time in 2000.  In 2001, the Company used its forecasted annual effective tax rate, in accordance with APB Opinion 28, now that the Company has the ability to estimate annual earnings.  The decrease in the rate is also due to lower earnings in the higher tax jurisdictions as well as the holding of the majority of the Company’s initial public offering proceeds in a Massachusetts security corporation, which imposes a lower state tax rate on income compared to the statutory Massachusetts corporate rates.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000:

Revenues.  Total revenues increased $6.9 million, or 31%, to $29.0 million in the first nine months of 2001 from $22.1 million for the same period in 2000.  The product revenue increase was balanced between organic growth, defined as comparable product sales for comparable periods, and growth due to acquisitions.  Total revenues for the first nine months of 2001 would have been approximately $29.9 million on a constant currency basis, an increase of 36% over the same period in 2000.

Cost of product revenue.  Cost of product revenue increased $3.0 million, or 26%, to $14.4 million in the first nine months of 2001 from $11.5 million in the first nine months of 2000. As a percentage of product revenues, cost of product revenue was 50.4% in the first nine months of 2001 compared to 51.9% in the first nine months of 2000.  The decrease was due primarily to higher throughput in one of our UK subsidiaries combined with a larger proportion of domestic revenues in total revenues, which have lower cost as a percentage of revenues, and to a lesser extent, to the lower cost of product revenue of Union Biometrica.

General and administrative expense.  General and administrative expense increased $1.4 million, or 36%, to $5.1 million for the first nine months in 2001 from $3.7 million for the first nine months in 2000. As a percentage of revenues, general and administrative expense increased to 17.6% in the first nine months of 2001 from 16.9% for the same period in 2000.  The increase was primarily due to incremental costs related to operating as a public company and from administrative expenses from businesses acquired since the end of the third quarter of 2000 and to a lesser extent, legal expenses incurred in connection with the Harvard University lawsuit.

Sales and marketing expense. For the first nine months of 2001, sales and marketing expense increased $1.0 million or 44%, to $3.4 million from $2.4 million for the same period in 2000. The increase was primarily due to the addition of sales and marketing personnel and acquisitions. As a percentage of revenues, sales and marketing expense was 11.7% for the first nine months in 2001 compared to 10.7% in the first nine months of 2000 reflecting additional investment for the promotion of newly acquired technology, primarily at Union Biometrica.

Research and development expense.  Research and development spending increased $917,000, or 76%, to $2.1 million in the first nine months of 2001 from $1.2 million in the first nine months of 2000 reflecting the acquired research programs at Union Biometrica and Warner Instruments.  As a percentage of revenues, research and development expense was 7.3 % in the first nine months of 2001 and 5.5% in the same period of 2000 reflecting the effect of the higher level of research and development spending in Union Biometrica.

Purchased in-process research and development.  For the first nine months of 2001 we charged approximately $5.3 million for acquired in-process research and development related to the acquisition of Union Biometrica and  $159,000 for acquired in-process research and development related to the acquisition of Warner Instruments.

Stock compensation expense. We recorded approximately $2.2 million of stock compensation expense in the nine months ended September 30, 2001 compared to approximately $13.3 million for the same period of 2000.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles amounted to $1.1 million in the first nine months of 2001 and $423,000 for the same period in 2000. This increase was the result of amortizing goodwill and other intangibles incurred in connection with our acquisitions since the end of the third quarter of 2000.

Other income (expense), net. For the first nine months of 2001, other income, net, was $1.2 million compared to other expense, net, of $72.1 million for the same period in 2000. Other expense, net, for the first nine months of 2000 included a non-cash charge for common stock warrant interest expense of $70.9 million, which represented the accrual of a liability to warrant holders to require us to pay cash equal to the fair market value of the warrants in exchange for the warrants, or any common stock from the exercise of the warrants, beginning March 15, 2002.  Effective with our initial public offering of common stock in December 2000, the warrants were exercised for common stock and, as a result, the right to be paid cash terminated.  Net interest income for the first nine months of 2001 was $1.2 million compared to net interest expense of  $655,000 in the first nine months of 2000 reflecting our conversion in December 2000, through an initial public offering, from a private company with debt to a debt-free public company with interest income from the proceeds of the initial public offering.  Currency loss in the first nine months of 2001 was $55,000 due primarily to dollar denominated debt in a foreign subsidiary compared to a loss of $456,000 for the same period last year.

Income taxes.  The Company’s effective income tax rate was 26.44% for the first nine months of 2001 compared to 41.95% for the same period in 2000 notwithstanding the non-deductible tax effects of in-process research and development, certain stock compensation expense and amortization of certain goodwill and, for 2000, common stock warrant interest expense.  The decrease in the rate was due to the basis for computing the interim period income tax provisions.  For the first nine months in 2000, the Company computed  its tax provision based on actual results rather than using a forecasted annual effective income tax rate because the Company was unable to estimate annual earnings at the time in 2000.  In 2001, the Company used its forecasted annual effective tax rate, in accordance with APB Opinion 28, now that the Company has the ability to estimate annual earnings.  The decrease in the rate is also due to lower earnings in the higher tax jurisdictions as well as the holding of the majority of the Company’s initial public offering proceeds in a Massachusetts security corporation, which imposes a lower state tax rate on income  compared to the statutory Massachusetts corporate rates.

Liquidity and Capital Resources

      Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness and capital expenditures. As of September 30, 2001, we had cash of $30.2 million, a decrease of $5.7 million from December 31, 2000 primarily due to the use of approximately $11.6 million to fund three acquisitions in the second quarter of 2001 and an increase in working capital requirements as a result of our acquisitions, partially offset by approximately $5.5 million in net proceeds received in connection with the underwriters’ exercise of the over allotment option in the first quarter of 2001 after payment of initial public offering costs.

      During the first nine months of 2001, our operating activities provided cash of $2.4 million compared to $2.0 million for the same period in 2000. For both periods operating cash flows were primarily due to profitable operating results, prior to non-cash charges, partially offset by working capital requirements.

      Our investing activities used cash of $13.2 million for the first nine months of 2001 and $4.7 million for the first nine months of 2000.   In the second quarter of 2001, we used cash in acquisitions in the amount of $2.6 million for Warner Instruments, $7.5 million for Union Biometrica, and $1.5 million for IMS.  The investing activity for the first nine months of 2001 also included a new business system for our Holliston, MA operations.  The investing activity for the first nine months of 2000 included the creation of a new product catalog, the acquisition of Biotronik and the acquisition of AmiKa.

      Our financing activities have historically consisted of borrowings under a revolving credit facility, the issuance of long-term debt and the issuance of preferred stock and common stock, including our initial public offering.  Upon receipt of the initial public offering proceeds on December 12, 2000, we repaid all debt and redeemed all outstanding preferred stock.  During the first nine months of 2001, financing activities provided cash of $7.1 million, which netted to $5.2 million after payment of previously accrued initial public offering expenses and retirement of $500,000 of debt in connection with our acquisition of Union Biometrica.  For the same period in 2000 we had proceeds from stock option exercises and net borrowing and payments under our various agreements that amounted to $2.5 million.

      Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our operating plans, we expect that proceeds from the initial public offering, available cash and cash generated from operations will be sufficient to finance operations and capital expenditures for at least two years from September 30, 2001.  However, we may use substantial amounts of capital to accelerate product development, expand our sales and marketing activities or make acquisitions. We may need to raise additional capital to the extent that we exhaust our available capital through these activities.  Additional capital raising activities may dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Moreover, additional capital may not be available on acceptable terms or at all. Accordingly, there can be no assurance that we will be successful in raising additional capital.

Accounting Pronouncements

      In June 2001, the Financial Accounting Standard Board (“FASB”) issued two new pronouncements; Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and also establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method.  SFAS No. 142, addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the provisions of SFAS No. 142, the statement is effective for fiscal years beginning after December 15, 2001.  Amortization expense related to goodwill was $604,000 for the twelve months ended December 31, 2000 and $565,000 for the nine months ended September 30, 2001.

      Also in June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.”  SFAS No. 143, which is effective for fiscal years subsequent to June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

      In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued.  Although this statement, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, retains many of the recognition and measurement provisions of SFAS No. 121, it changes the criteria for classifying an asset as held for sale.  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

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

       The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was December 6, 2000, and the Commission file number assigned to the registration statement is 333-45996.  From April 2, 2001 (the date of the filing of our Annual Report on Form 10-K) to the date hereof, we used the net proceeds as follows: (i) approximately $2.6 million was used to fund the acquisition of substantially all of the assets of Warner Instruments on May 1, 2001 (ii) approximately $7.5 million was used to purchase Union Biometrica (iii) approximately $1.5 million was used to purchase IMS (iv) approximately $0.6 million was used to repay debt assumed in the Union Biometrica acquisition and (v) approximately $0.6 million in legal and accounting fees directly associated with the Union Biometrica, Warner Instruments and IMS acquisitions.  The use of proceeds from our initial public offering described do not represent a material change in the use of proceeds described in our prospectus and in our Annual Report on Form 10-K for the period ended December 31, 2000.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports of Form 8-K

                (a)         Exhibit Index – None.

                (b)        Reports on Form 8-K
                             1.  Form 8-K/A filed 8/14/2001 – Amendment to Current Report on Form 8-K, dated May 31, 2001, reporting the                                acquisition of Union Biometrica, Inc. by the Company as described above in Part I, Item 1 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) the Securities Exchange Act of 1934, the registrant has duly  caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

By:	/s/ Susan Luscinski
Susan Luscinski
Chief Financial Officer

Date: November 12, 2001