Form 10-Q
period 2002-03-31
HARVARD BIOSCIENCE INC
filed 2002-05-14
CIK 1123494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2002, or

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

(508) 893 - 8999
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2002

Common Stock Outstanding 26,762,547

HARVARD BIOSCIENCE, INC.

Form 10-Q

 For the Quarter Ended March 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	3/31/02	12/31/01
	(unaudited)

Current assets:
Cash and cash equivalents	$30,039	$29,386
Trade accounts receivable, net	7,326	6,490
Other receivables and other assets	499	1,114
Inventories	5,989	5,973
Catalog costs	241	244
Prepaid expenses	1,205	700
Deferred tax assets	—	846
Total current assets	45,299	44,753

Property, plant and equipment, net	3,586	3,506

Other assets:
Catalog costs, less current portion	—	60
Deferred tax asset	1,470	256
Goodwill	20,067	20,265
Other Intangibles	12,542	12,930
Other assets	606	592
Total other assets	34,685	34,103

	$83,570	$82,362
Current liabilities:
Current installments of long-term debt	$3,882	$3,894
Trade accounts payable	3,219	3,100
Deferred revenue	559	600
Accrued income taxes payable	2,233	1,442
Accrued expenses	1,807	2,912
Other liabilities	133	208
Total current liabilities	11,833	12,156

Long-term debt, less current installments	540	637
Deferred income tax liabilities	2,749	2,757
Total long-term liabilities	3,289	3,394
Total liabilities	15,122	15,550

Stockholders’ equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 31,420,730 and 31,339,373 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	314	313
Accumulated deficit	(82,815)	(83,588)
Additional paid-in-capital	153,720	153,293
Accumulated other comprehensive loss	(1,207)	(789)
Notes receivable	(896)	(1,749)
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	68,448	66,812

	$83,570	$82,362

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED INCOME STATEMENTS

(unaudited)

 (in thousands except per share data)

	Three Months Ended March 31,

	2002	2001
Product revenues	$11,652	$8,607
Research revenues	311	—
Total revenues	11,963	8,607

Cost and expenses:
Cost of product revenues	5,748	4,354
General and administrative expense	1,898	1,464
Sales and marketing expense	1,488	896
Research and development	1,017	430
Stock compensation expense	325	761
Amortization of goodwill and other intangibles	305	184

Operating income	1,182	518

Other (expense) income:
Foreign currency loss	(44)	(206)
Interest expense	(5)	(1)
Interest income	99	546
Other	(10)	5
Other income, net	40	344

Income before income taxes	1,222	862
Income taxes	449	590

Net income	773	272

Net income	$773	$272

Income per share:
Basic and Diluted	$0.03	$0.01

Weighted average common shares:
Basic	26,456	25,214
Diluted	27,124	25,633

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$773	$272
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	325	761
Depreciation	224	108
Amortization of catalog costs	62	120
Amortization of goodwill and other intangibles	305	184
Deferred income taxes	(374)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	(931)	314
(Increase) decrease in other receivables	629	(26)
(Increase) in inventories	(91)	(185)
(Increase) decrease in prepaid expenses and other assets	(416)	1
Increase in other assets	(193)	(54)
Increase in trade accounts payable	170	335
Increase in accrued income taxes payable	396	513
Decrease in accrued expense	(653)	(968)
Increase in other liabilities	120	194
Net cash provided by operating activities	346	1,569

Cash flows from investing activities:
Additions to property, plant and equipment	(343)	(350)
Additions to catalog costs	(97)	(64)
Acquisition of businesses, net of cash acquired	(5)	—
Net cash used in investing activities	(445)	(414)

Cash flows from financing activities:
Repayment of shareholders note receivable	886	—
Repayments of short-term debt	—	(1)
Repayments of long-term debt	(16)	(1)
Net proceeds from issuance of common stock	71	5,523
Net cash provided by financing activities	941	5,521

Effect of exchange rate changes on cash	(189)	(105)

Increase in cash and cash equivalents	653	6,571
Cash and cash equivalents at beginning of period	29,386	35,817
Cash and cash equivalents at end of period	$30,039	$42,388

Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$1
Cash paid (refunded) for income taxes	$(138)	$82

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

    The unaudited consolidated financial statements as of March 31, 2002, and for the three month periods ended March 31, 2002 and March 31, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

    The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.

Summary of Significant Accounting Policies

    The accounting policies underlying the accompanying consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC.

2.    Recently Issued Accounting Pronouncements

    In June 2001, Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Assets Retirement Obligations” was issued.  SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets.  This statement is effective for fiscal years beginning after June 15, 2002.  Accordingly, the Company will adopt SFAS No. 143 on January 1, 2003.  The Company does not expect that the adoption of this statement will have a material impact on consolidated results of operations or financial position.

3.   Goodwill and Other Intangible Assets

    On January 1, 2002, the Company adopted  SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142,  goodwill and identifiable intangibles assets that have indefinite useful lives will no longer be amortized.  In lieu of amortization, the Company is required to perform an initial impairment review of goodwill and annual impairment reviews thereafter.  The Company expects to complete the initial review during the second quarter of 2002.

    With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002.  The Company does not have any other intangible assets with indefinite lives.  The following table presents the quarterly results of the Company on a comparable basis.

	For Three Months Ended March 31,
	2002	2001
(in thousands, except per share amounts)
Net income	$773	$272
Add back: goodwill amortization, net of tax	—	134
Adjusted net income	$773	$406

Basic and diluted earnings per share:
Net income	$0.03	$0.01
Goodwill amortization, net of tax	—	0.01
Adjusted net income	$0.03	$0.02

Intangible assets consist of the following:

	March 31, 2002		December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
(in thousands)
Amortized intangible assets:
Existing technology	$11,884	$845	$11,967	$569
Tradename	1,680	185	1,680	157
Patents	9	1	9	—
Total Amortized Intangible Assets	$13,573	$1,031	$13,656	$726

Unamortized intangible assets:
Goodwill	$20,067	$—	$22,377	$2,112
Total Unamortized Intangible Assets	$20,067	$—	$22,377	$2,112

There were no acquisitions of intangible assets during the first quarter of 2002.  Intangible asset amortization expense was $305,000 for the first quarter of 2002. As a result of the adoption of SFAS No. 142, there have been no changes to amortizable lives or methods.  Amortization expense for the net carrying amount of intangible assets is estimated to be $1.2 million for each of the years ending December 31, 2002, 2003, 2004, 2005 and 2006.

4.   Income Per Share

    Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period.  The calculation of diluted net income per share assumes conversion of stock options into common stock. The weighted average number of shares used to compute basic and diluted earnings per share consist of the following:

	Three Months Ended March 31,
	2002	2001
	(in thousands)

Weighted average common shares outstanding	26,456	25,214

Weighted average common equivalent shares due to stock options	668	419
	27,124	25,633

5.   Inventories

    Inventories consist of the following

	(in thousands)
	March 31, 2002	December 31, 2001

Finished goods	$2,097	$2,050
Work in process	868	594
Raw materials	3,024	3,329
	$5,989	$5,973

6.   Accounts Receivable

    Accounts receivable consists of the following:

	(in thousands)
	March 31, 2002	December 31, 2001
Trade accounts receivables	$7,424	$6,588
Allowance for doubtful accounts	(98)	(98)
	$7,326	$6,490

7.   Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss), a component of stockholders’ equity, consists solely of foreign currency translation.  The components of total comprehensive income were as follows:

	Three MonthsEnded March 31,
	2002	2001
	(in thousands)

Net income	$773	$272
Foreign currency translation adjustment	(418)	(429)
Comprehensive income (loss)	$355	$(157)

8.  Stockholders’ Equity

    In September 2000, Mr. Graziano, the Company’s Chief Executive Officer, and Mr. Green, the Company’s President, each exercised options to purchase 740,228 shares of the Company’s common stock. Each of these officers paid substantially all of the exercise price for these shares by issuing four promissory notes amounting to $1,578,000, to the Company. The promissory notes are due in September 2003, bear interest at an annual rate of 10% and are secured by a pledge of all of the shares for which the exercise price was paid with the respective promissory notes as well as additional shares held by each of these officers.  In February 2002, Mr. Green satisfied his obligations under these promissory notes by payment in full to the Company of the principal amount of the notes and accrued interest of $886,000.

9.  Stock-based Compensation Plans

    During the three months ended March 31, 2002, the Company granted 698,000 incentive stock options and 93,000 non-qualified stock options to employees.  Stock options were granted at the fair value of the underlying shares at the date of grant and vest over a four year period.  The weighted average exercise price of the stock options granted was $7.39.  Approximately 84,000 stock options were exercised and 3,600 stock options were cancelled during the three months ended March 31, 2002.

10.  Legal Proceedings

    On December 26, 2000, Harvard University filed a lawsuit in U.S. District Court, District of Massachusetts alleging that our use of the “Harvard Bioscience” and “Harvard Apparatus” names infringes on Harvard University’s trademarks. Harvard University is seeking both injunctive relief and monetary damages. The Company believes that these claims are without merit, and are vigorously defending against such claims. On April 10, 2001, the U.S. District Court, District of Massachusetts denied Harvard University’s request for a preliminary injunction prohibiting the Company from using the name “Harvard Bioscience” and “Harvard Apparatus”.  The Court did issue an order directing the Company not to use the “Harvard” name in the color crimson or in a font similar to the font used by Harvard University.  On May 6, 2002, the U.S. District Court, District of Massachusetts issued a partial summary judgment order against Harvard University regarding the Company’s use of the name “Harvard Apparatus”.  The Company intends to continue to vigorously defend the remaining claims of Harvard University against the Company as it believes the claims are without merit.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about  our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for growth,  the market demand and opportunity for our products, our estimates regarding our capital requirements, the timing of future product introductions, our expectations in connection with current litigation, and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” in our Annual Report on Form 10-K for the  year ended December 31, 2001.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

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

    In providing tools for drug discovery, we have established a significant base business and have achieved brand recognition through our sale of precision pumps, ventilators, tissue/organ systems, cell biology and electrophysiology products. Since 1996, we have built upon our base business and brand recognition by adding new technologies in the areas of target validation, assay development and ADMET screening.

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

Valuation of long-lived and intangible assets and goodwill.  In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess the impairment of identifiable intangibles with finite lives and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

If we were to determine that the value of long-lived assets and identifiable intangible assets with finite lives were not recoverable based on the existence of one or more of the aforementioned factors, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

    In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Among other things, SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be an impairment.  The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  In accordance with SFAS 142, we are required to perform an initial impairment review of our goodwill in 2002 and we expect to complete our initial review during the second quarter of 2002.

Accounting for income taxes.  We are required to project our annual effective tax rate  in each of the jurisdictions in which we operate.  This involves us estimating our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our consolidated balances sheets.  We must assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  To the extent we believe that recovery does not meet this “more likely than not” standard, we must establish a valuation allowance.  If a valuation allowance is established or increased in a period, we must allocate the related income tax expense to income from continuing operations in the consolidated statement of operations.  To the extent a valuation is attributable to income tax benefits allocated to stockholders’ equity, the related valuation allowance must be allocated accordingly to stockholders’ equity.

   Management judgment is required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  At March 31, 2002, we have not established a valuation allowance as we believe that the deferred tax assets at March 31, 2002 will more likely than not be realized in the carryback and carryforward periods based on the criteria set forth in SFAS 109, Accounting for Income Taxes. We will review the recoverability of deferred tax assets during each reporting period.

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

Inventory.  The Company values its inventory at the lower of the actual cost to purchase (first-in, first-out method) and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value if less than cost, based primarily on its estimated forecast of product demand. Since forecasted product demand quite often is a function of previous and current demand, a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, the Company’s industry is subject to technological change and new product development, and technological advances could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and its reported operating results.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001:

Revenues.  Revenues increased $3,356,000, or 39%, to $11,963,000 in the first quarter of 2002 from $8,607,000 for the same period in 2001. Approximately $2.4 million of the, or 28%, represented the base revenues, revenues stream prior to acquisitions made in 2001.  The balance of the increase was from existing businesses that introduced new products including new lines of spectrophotometers and plate readers and from the leveraged growth in acquisitions.  Revenues for the first quarter of 2002 would have been approximately $12.1 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2001 exchange rates, an increase of approximately 41% over the same period in 2001.

Cost of product revenue.  Cost of product revenues increased $1,394,000 or 32%, to $5,748,000 in the first quarter of 2002 from $4,354,000 for the first quarter of 2001. As a percentage of product revenues, cost of product revenues for the first three months of 2002 was lower by 1.3% compared to the same period in 2001 due to a combination of a favorable product mix and a favorable mix of sales direct to end users versus sales to distributors.  A significant portion of the expenses associated with collaboration revenue is included in research and development expense.

General and administrative expense. General and administrative expense increased $434,000, or 30%, to $1,898,000 in the first quarter of 2002 from $1,464,000 for the same period in 2001 due primarily to acquisitions.  As a percentage of revenues, general and administrative expense was 15.9% in the first quarter of 2002 compared to 17.0% for the same period in 2001.  Excluding the general and administrative spending of $394,000 from the acquisitions in 2001, general and administrative expense for the first quarter of 2002 grew approximately $40,000 or 3%.

Sales and marketing expense. Sales and marketing expense increased $592,000, or 66%, to $1,488,000 in the first three months of 2002 from $896,000 in the first quarter of 2001 due primarily to acquisitions.  Excluding the effect of acquisitions, sales and marketing expense decreased approximately $45,000, or 5% in the first quarter of 2002.  As a percentage of revenues, sales and marketing expense was 12.4% in the first three months of 2002 compared to 10.4% for the same period in 2001. This increasing percentage reflects the addition of sales and marketing personnel to promote technology acquired in 2001.

Research and development expense.   Research and development spending was $1,017,000 in the first quarter of 2002, $745,000 of which resulted from 2001 acquisitions.  Excluding the acquired research and development programs, spending in the first quarter of 2002 was approximately $272,000 compared to $430,000 for the same period in 2001.  During the first quarter of 2001, there were several significant development projects ongoing which related to both newly acquired technology and the existing business.  These projects have now been substantially completed and as such, research and development spending has decreased for the business existing during both the first quarter of 2001 and the first quarter of 2002.  As a percentage of revenues, research and development was 8.5% during the first three months of 2002 compared to 5% for the same period in 2001.  This higher level resulted primarily from the acquisition of Union Biometrica, which, as an early stage commercial technology company, spends a higher percentage of revenues on research and development than our traditional businesses.   The Union Biometrica acquisition is expected to result in research and development spending at a higher level as a percentage of revenues than we have traditionally experienced.

Stock compensation expense. We recorded $325,000 of stock compensation expense in the three months ended March 31, 2002. We will recognize approximately $1,510,000 of additional expense over the remaining vesting life of the options. In the three months ended March 31, 2001, we recorded stock compensation expense of approximately $761,000.

Amortization of goodwill and other intangibles . Amortization of goodwill and other intangibles, including amortization of acquired technology, was $305,000 in the first quarter of 2002, $295,000 of which resulted from 2001 acquisitions.  Excluding the amortization resulting from 2001 acquisitions, amortization of other intangibles for the first quarter of 2002 was $10,000 compared to $184,000 of goodwill and other intangible assets amortization in the first quarter of 2001. This decrease of $174,000 is the result of  the adoption of SFAS 142 which requires that goodwill and identifiable intangibles assets that have indefinite useful lives no longer be amortized.

Other income (expense), net. For the first quarter of 2002, other income, net, was $40,000 compared to other income, net, of $344,000 for the first quarter of 2001.  Net interest income for the first quarter of 2002 was $94,000 compared to net interest income of $545,000 for the same period in 2001.  The $451,000 decrease in net interest income for 2002 was the result of a declining cash balance due to the funding of the 2001 acquisitions as well as a decline in earned interest rates for the first quarter of 2002.  Foreign currency loss in the first three months of 2002 decreased approximately $162,000 to $44,000 due primarily to less unfavorable exchange rates during 2002. Effective January 1, 2002, the Company has determined that certain of the debt with its foreign subsidiaries should be properly treated as a long-term investment rather than as debt with repayment expected in the foreseeable future.  Accordingly, for the first quarter of 2002 the Company did not record a foreign currency loss adjustment in its income statement related to this intercompany debt.  Instead the Company recorded the effect of the exchange rate fluctuation as a currency translation adjustment in other comprehensive loss in Stockholders Equity.  The currency translation adjustment recorded in connection with this intercompany debt, a significant portion of which resulted from the funding of international acquisitions in the latter half of 2001, in the first quarter of 2002 was a loss of $185,000.  In the first quarter of 2001, the foreign currency loss reflected in the income statement related to intercompany debt was approximately $138,000, which net of tax impacted the income statement by approximately $97,000.

Income taxes. The Company’s effective income tax rates were 34.8% for the first quarter of 2002 and 37.6% for the first quarter of 2001 not withstanding the effects of certain stock compensation expense and certain amortization of intangible assets for 2002 and stock compensation expense and certain amortization of goodwill and other intangible assets in 2001. The decrease in the income tax rate was principally due to increased taxable income in jurisdictions that have lower statutory income tax rates, primarily in the United Kingdom.

Liquidity and Capital Resources

    Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness, research and development expenditures and capital expenditures. As of March 31, 2002, we had cash of $30,039,000, an increase of $653,000 from December 31, 2001 primarily due to the proceeds of approximately $886,000 from the payment of a shareholder note receivable and positive cash flow from operations partially offset by the use of approximately $343,000 for capital expenditures.

     During the first three months of 2002, our operating activities provided cash of $346,000 compared to $1,569,000 for the same period in 2001. For both periods operating cash flows were primarily due to profitable operating results, prior to non-cash charges, partially offset by working capital requirements.  A significant factor in the shift in cash flow from operations is the increase in accounts receivable.  This increase is due in part to the timing of shipments and consequently payments from customers as well as due to a shift from working down customer deposits to building amounts due from customers.

    Our investing activities used cash of $445,000 for the first three months of 2002 and $414,000 for the first three months of 2001.   In the first quarter of 2002, investing activity primarily included cash used for capital expenditures related to expanding and improving lease space for our Somerville, MA facility and related to outfitting our Geel, Belgium research lab.  The investing activity for the first three months of 2001 primarily included a new business software system for our Holliston, MA facility.

    During the first three months of 2002, financing activities provided cash of $941,000 compared to $5,521,000 for the same period in 2001.  In the first quarter of 2002 we received proceeds of approximately $886,000 from the repayment of a shareholder note receivable and approximately $71,000 from the issuance of common stock in connection with employee stock option exercises partially offset by the repayment of debt of $16,000.  The financing activities for the first quarter of 2001 provided cash of $6,975,000, as a result of the underwriters exercise of the over allotment in connection with our initial public offering in December 2000, which netted to $5,521,000 after payment of initial public offering expenses previously accrued.

    Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our operating plans, we expect that proceeds from the initial public offering, available cash and cash generated from operations will be sufficient to finance operations and capital expenditures for the foreseeable future.  However, we may use substantial amounts of capital to accelerate product development, expand our sales and marketing activities or make acquisitions. We may need to raise additional capital to the extent that we exhaust our available capital through these activities.  Additional capital raising activities may dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Moreover, additional capital may not be available on acceptable terms or at all. Accordingly, there can be no assurance that we will be successful in raising additional capital.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    On December 26, 2000, Harvard University filed a lawsuit in U.S. District Court, District of Massachusetts alleging that our use of the “Harvard Bioscience” and “Harvard Apparatus” names infringes on Harvard University’s trademarks. Harvard University is seeking both injunctive relief and monetary damages. The Company believes that these claims are without merit, and are vigorously defending against such claims. On April 10, 2001, the U.S. District Court, District of Massachusetts denied Harvard University’s request for a preliminary injunction prohibiting the Company from using the name “Harvard Bioscience” and “Harvard Apparatus”.  The Court did issue an order directing the Company not to use the “Harvard” name in the color crimson or in a font similar to the font used by Harvard University.  On May 6, 2002, the U.S. District Court, District of Massachusetts issued a partial summary judgment order against Harvard University regarding the Company’s use of the name “Harvard Apparatus”.  The Company intends to continue to vigorously defend the remaining claims of Harvard University against the Company as it believes the claims are without merit.

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

Item 2.    Changes in Securities and Use of Proceeds — None.

Item 3.    Defaults Upon Senior Securities — None.

Item 4.    Submission of Matters to a Vote of Security Holders — None.

Item 5.    Other Information — None.

Item 6.    Exhibits and Reports of Form 8-K

                (a)  Exhibit Index — None.

                (b)  Reports on Form 8-K — None.

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

	By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

	By:	/s/ Susan Luscinski
Susan Luscinski
Chief Financial Officer
Date: May 13, 2002