Form 10-Q
period 2002-06-30
HARVARD BIOSCIENCE INC
filed 2002-08-14
CIK 1123494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2002, or

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

As of August 8, 2002

Common Stock Outstanding 26,792,932

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	6/30/02	12/31/01
	(unaudited)
Current assets:
Cash and cash equivalents	$27,025	$29,386
Trade accounts receivable, net	8,563	6,490
Other receivables and other assets	572	1,114
Inventories	6,498	5,973
Catalog costs	254	244
Prepaid expenses	1,077	700
Deferred tax assets	1,435	846
Total current assets	45,424	44,753

Property, plant and equipment, net	3,851	3,506

Other assets:
Catalog costs, less current portion	—	60
Deferred tax asset	256	256
Goodwill	20,757	20,265
Other; intangibles, net	12,501	12,930
Other assets	749	592
Total other assets	34,263	34,103

Total assets	$83,538	$82,362

Current liabilities:
Current installments of long-term debt	$706	$3,894
Trade accounts payable	3,182	3,100
Deferred revenue	758	600
Accrued income taxes payable	1,954	1,442
Accrued expenses	2,439	2,912
Other liabilities	175	208
Total current liabilities	9,214	12,156

Long-term debt, less current installments	92	637
Deferred income tax liabilities	2,751	2,757
Total long-term liabilities	2,843	3,394
Total liabilities	12,057	15,550

Stockholders’ equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 31,438,934 and 31,339,373 shares issued and 26,778,150 and 26,678,589 shares outstanding at June 30, 2002 and December 31, 2001, respectively	314	313
Accumulated deficit	(81,797)	(83,588)
Additional paid-in-capital	154,127	153,293
Accumulated other comprehensive income (loss)	422	(789)
Notes receivable from officers	(917)	(1,749)
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	71,481	66,812

	$83,538	$82,362

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Product revenues	$13,240	$9,618	$24,893	$18,225
Research revenues	489	93	799	93
Total revenues	13,729	9,711	25,692	18,318

Cost and expenses:
Cost of product revenues	6,657	4,869	12,405	9,223
General and administrative expense	2,134	1,868	4,032	3,332
Sales and marketing expense	1,808	1,148	3,297	2,042
Research and development	1,007	618	2,024	1,048
Stock compensation expense	331	779	655	1,541
In-process research and development expense	—	5,447	—	5,447
Amortization of goodwill and other intangibles	307	303	612	487

Operating income (loss)	1,485	(5,321)	2,667	(4,802)

Other (expense) income:
Foreign currency gain (loss)	173	(31)	129	(237)
Interest expense	(85)	(1)	(90)	(2)
Interest income	177	407	277	953
Other	(24)	2	(34)	7
Other income, net	241	377	282	721

Income (loss) before income taxes	1,726	(4,944)	2,949	(4,081)
Income taxes	708	421	1,158	1,012

Net income (loss)	$1,018	$(5,365)	$1,791	$(5,093)

Net income (loss) per share:
Basic and diluted	$0.04	$(0.21)	$0.07	$(0.20)

Weighted average common shares:
Basic	26,482,801	25,538,326	26,469,646	25,377,087
Diluted	26,998,050	25,538,326	27,060,720	25,377,087

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,791	$(5,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	655	1,541
In-process research and development expense	—	5,447
Depreciation	455	229
Amortization of catalog costs	219	329
Provision for bad debts	2	2
Amortization of goodwill and other intangibles	612	487
Deferred income taxes	(539)	(85)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Increase in accounts receivable	(1,761)	(425)
(Increase) decrease in other receivables	640	(290)
Increase in inventories	(307)	(107)
Increase in prepaid expenses and other assets	(331)	(101)
(Increase) in other assets	(143)	(8)
(Decrease) increase in trade accounts payable	(53)	549
Increase in accrued income taxes payable	400	748
Decrease in accrued expense	(560)	(428)
Decrease in other liabilities	(160)	(127)
Net cash provided by operating activities	920	2,668

Cash flows from investing activities:
Additions to property, plant and equipment	(677)	(803)
Additions to catalog costs	(164)	(372)
Acquisition of businesses, net of cash acquired	—	(11,134)
Net cash used in investing activities	(841)	(12,309)

Cash flows from financing activities:
Repayment of notes receivable from officers	886	—
Repayments of short-term debt	(3,245)	—
Proceeds from long-term debt	—	39
Repayments of long-term debt	(550)	(502)
Net proceeds from issuance of common stock	125	5,582
Net cash provided by (used in) financing activities	(2,784)	5,119

Effect of exchange rate changes on cash	344	(113)

Decrease in cash and cash equivalents	(2,361)	(4,635)
Cash and cash equivalents at beginning of period	29,386	35,817
Cash and cash equivalents at end of period	$27,025	$31,182

Supplemental disclosures of cash flow information:
Cash paid for interest	$91	$2
Cash paid for income taxes	$723	$309

Non cash investing and financing activity:
Common stock issued for acquisition	—	$9,914

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements as of June 30, 2002, and for the three and six month periods ended June 30, 2002 and June 30, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

2.   Recently Issued Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Assets Retirement Obligations” was issued.  SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets.  This statement is effective for fiscal years beginning after June 15, 2002.  Accordingly, the Company will adopt SFAS No. 143 on January 1, 2003.  The Company does not expect that the adoption of this statement will have a material impact on its consolidated results of operations or financial position.

On May 15, 2002 SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued.  SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends SFAS No. 4 and SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 on January 1, 2003 will have a material impact on its consolidated results of operations or financial position.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued.  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, and (2) can be measured at fair value.  SFAS No.146 is effective for exit and disposal activities initiated after December 31, 2002.  Early application is encouraged; however, previously issued financial statements may not be restated.  The Company does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its consolidated results of operations or financial position.

3.  Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted  SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment.

During the second quarter of 2002, the Company completed the implementation impairment review as required.  The review concluded there was no impairment of goodwill at the time of implementation.

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002.  The Company does not have any other intangible assets with indefinite lives.  The following table presents the quarterly and six month results of the Company assuming SFAS 142 was adopted on January 1, 2001.

	For Three Months Ended June 30,		For Six Months Ended June 30,
(in thousands, except per share amounts)	2002	2001	2002	2001

Net income (loss)	$1,018	$(5,365)	$1,791	$(5,093)
Add back: goodwill amortization, net of tax	—	148	—	282
Adjusted net income (loss)	$1,018	$(5,217)	$1,791	$(4,811)

Basic and diluted earnings per share:
Net income (loss)	$0.04	$(0.21)	$0.07	$(0.20)
Goodwill amortization, net of tax	—	0.01	—	0.01
Adjusted net income (loss)	$0.04	$(0.20)	$0.07	$(0.19)

Intangible assets consist of the following:

	June 30, 2002		December 31, 2001
(in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$12,159	$1,133	$11,967	$569
Tradename	1,680	213	1,680	157
Patents	9	1	9	—
Total Amortizable Intangible Assets	$13,848	$1,347	$13,656	$726

Unamortizable intangible assets:
Goodwill	$20,757	$—	$22,377	$2,112
Total Unamortizable Intangible Assets	$20,757	$—	$22,377	$2,112

There were no acquisitions of intangible assets during the first half of 2002.  Intangible asset amortization expense was $307,000 and $612,000 for the three and six month periods ending June 30, 2002, respectively. As a result of the adoption of SFAS No. 142, there have been no changes to amortizable lives or methods.  Amortization expense of amortizable intangible assets is estimated to be $1.2 million for each of the years ending December 31, 2002, 2003, 2004, 2005 and 2006.

4.  Income Per Share

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period.  The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Weighted average common shares outstanding	26,483	25,538	26,470	25,377

Weighted average common equivalent shares due to stock options	515	—	591	—
	26,998	25,538	27,061	25,377

For the three and six months ended June 30, 2001, common stock equivalent shares of 520,111 and 469,798, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

5.   Inventories

Inventories consist of the following:

	June 30, 2002	December 31, 2001
	(in thousands)

Finished goods	$2,269	$2,050
Work in process	764	594
Raw materials	3,465	3,329
	$6,498	$5,973

6.   Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2002	December 31, 2001
	(in thousands)
Trade accounts receivables	$8,663	$6,588
Allowance for doubtful accounts	(100)	(98)
	$8,563	$6,490

7.   Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), a component of stockholders’ equity, consists solely of foreign currency translation.  The components of total comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income (loss)	$1,018	$(5,635)	$1,791	$(5,093)
Foreign currency translation adjustment	1,629	13	1,211	(417)
Comprehensive income (loss)	$2,647	$(5,622)	$3,002	$(5,510)

8.   Stockholders’ Equity

In September 2000, Mr. Graziano, the Company’s Chief Executive Officer, and Mr. Green, the Company’s President, each exercised options to purchase 740,228 shares of the Company’s common stock. Each of these officers paid substantially all of the exercise price for these shares by issuing four promissory notes amounting to $1,547,950, to the Company. The promissory notes are due in September 2003, bear interest at an annual rate of 10% and are secured by a pledge of all of the shares for which the exercise price was paid with the respective promissory notes as well as additional shares held by each of these officers.  In February 2002, Mr. Green satisfied his obligations under these promissory notes by payment in full to the Company of the principal amount of the notes and accrued interest of $886,000.

9.  Stock-based Compensation Plans

During the six months ended June 30, 2002, the Company granted 703,000 incentive stock options and 100,500 non-qualified stock options to employees.  Stock options were granted at the fair value of the underlying shares at the date of grant and vest over a four year period.  The weighted average exercise price of the stock options granted was $7.38.  Approximately 88,000 stock options were exercised and 17,000 stock options were cancelled during the six months ended June 30, 2002.

10.  Legal Proceedings

On December 26, 2000, Harvard University filed a lawsuit in U.S. District Court, District of Massachusetts alleging that our use of the “Harvard Bioscience” and “Harvard Apparatus” names infringes on Harvard University’s trademarks. Harvard University is seeking both injunctive relief and monetary damages. The Company believes that these claims are without merit, and are vigorously defending against such claims. On April 10, 2001, the U.S. District Court, District of Massachusetts denied Harvard University’s request for a preliminary injunction prohibiting the Company from using the name “Harvard Bioscience” and “Harvard Apparatus”.  The Court did issue an order directing the Company not to use the “Harvard” name in the color crimson or in a font similar to the font used by Harvard University.  On May 6, 2002, the U.S. District Court, District of Massachusetts issued a partial summary judgement order against Harvard University regarding the Company’s use of the name “Harvard Apparatus”.  The Company intends to continue to vigorously defend the remaining claims of Harvard University against the Company as it believes the claims are without merit.

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against the Company and certain directors before JAMS, an arbitration firm in Boston, Massachusetts.  Mr Grindle’s claims arise out of post-closing purchase price adjustments related to the Company’s purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements.  In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of stock in the Company, or the disgorgement of the profits of the Company’s sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A.  In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of the Company’s stock as of January 2, 2002. The Company believes that Mr. Grindle’s claims are without merit and intends to defend them vigorously.

11.  Subsequent Events

On July 1, 2002, the Company’s Biochrom subsidiary completed the acquisition of all the assets of Walden Precision Apparatus (“WPA”) for a purchase price of approximately $1.4 million and the assumption of certain operating liabilities.  The transaction will be accounted for using the purchase method of accounting.  The results of WPA will be included in the consolidated operating results of Harvard Bioscience, Inc. from the date of acquisition.

On July 17, 2002, the Company, HAG Acq. Corp., a wholly-owned subsidiary of the Company, and Genomic Solutions Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Genomic Solutions will be merged with and into HAG Acq. Corp. (the “Merger”).  As a result of the Merger, all of the outstanding shares of Genomic Solutions common stock will be converted into the right to receive an aggregate of $9,000,000 in cash and 3,200,000 shares of common stock, par value $0.01 per share, of the Company.  The Merger, which has been approved by the boards of directors of each company, is subject to customary closing conditions and regulatory approvals, as well as the approval of the stockholders of Genomic Solutions.

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

Valuation of long-lived and intangible assets and goodwill.  In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess the impairment of identifiable intangibles with finite lives and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant changes in who our competitors are and what they do; significant changes in our relationship with Amersham Biosciences; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

If we were to determine that the value of long-lived assets and identifiable intangible assets with finite lives was not recoverable based on the existence of one or more of the aforementioned factors, then the recoverability of those assets to be held and used would be measured by a comparison of the carrying amount of those assets to undiscounted future net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Among other things, SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be an impairment.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  In accordance with SFAS 142, we were required to perform an initial impairment review of our goodwill effective January 1, 2002.  During the second quarter of 2002, the Company completed the implementation impairment review.  The review concluded there was no impairment of goodwill at the time of implementation.

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

Management judgment is required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  At June 30, 2002, we have not established a valuation allowance as we believe that the deferred tax assets at June 30, 2002 will more likely than not be realized in the carryback and carryforward periods based on the criteria set forth in SFAS 109, Accounting for Income Taxes. We will review the recoverability of deferred tax assets during each reporting period.

Revenue recognition. The Company recognizes revenue from product sales generally upon shipment or installation, if applicable, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and title and risk of loss have passed to the customer.  The Company has no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations.  The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The Company provides for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience. While product returns and warranty costs have historically not been significant, they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.  The Company makes estimates evaluating its allowance for doubtful accounts. On an ongoing basis, the Company  monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically not been significant, they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

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

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001:

Revenues.  Revenues increased $4,018,000, or 41%, to $13,729,000 in the second quarter of 2002 from $9,711,000 for the same period in 2001. Approximately $1.8 million of the increase, or 19%, represented the acquired revenues, the revenue stream of the acquired companies prior to acquisition, for the acquisitions made in 2001.  For those acquisitions that the Company made during the second quarter of 2001, this amount of increase in revenues includes only the period of time in 2002 when there were no prior year revenues for the acquisitions.  The balance of the increase was from existing businesses that introduced new products including new lines of spectrophotometers and plate readers, from existing businesses that introduced a new catalog at the end of the first quarter of 2002, and from the growth of the acquired companies as we leverage our infrastructure and expertise.  Revenues for the second quarter of 2002 would have been approximately $13.4 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2001 exchange rates, an increase of approximately 38% over the same period in 2001.

Cost of product revenue.  Cost of product revenues increased $1,788,000 or 37%, to $6,657,000 in the second quarter of 2002 from $4,869,000 for the second quarter of 2001. As a percentage of product revenues, cost of product revenues for the second quarter of 2002 was lower by 0.3% compared to the same period in 2001 due to a combination of a favorable product mix and a favorable mix of sales direct to end users versus sales to distributors.

General and administrative expense. General and administrative expense increased $266,000, or 14%, to $2,134,000 in the second quarter of 2002 from $1,868,000 for the same period in 2001 due primarily to acquisitions.  As a percentage of revenues, general and administrative expense was 15.5% in the second quarter of 2002 compared to 19.2% for the same period in 2001.  This decrease in percentage of revenues, is the result of general and administrative expenses not increasing at the same rate as revenues since many general and administrative expenses by their nature are not directly variable as revenues change, but in many ways are fixed expenses.

Sales and marketing expense.  Sales and marketing expense increased $660,000, or 57%, to $1,808,000 in the second quarter of 2002 from $1,148,000 in the second quarter of 2001 due primarily to acquisitions made during 2001.  Excluding the effect of acquisitions, sales and marketing expense increased approximately $112,000, or 10% in the second quarter of 2002.  As a percentage of revenues, sales and marketing expense was 13.2% in the second quarter of 2002 compared to 11.8% for the same period in 2001. This increasing percentage reflects the addition of sales and marketing personnel to promote technology acquired in 2001 as well as increased sales and marketing support for the alternate distribution of certain Biochrom product lines.  Historically, Biochrom has derived its revenue almost exclusively by partnering with Amersham Biosciences as their distributor.  During the first quarter of 2002, Biochrom introduced an alternate line of products which will be distributed both directly by Biochrom and by alternate distributors.

Research and development expense. Research and development spending, which includes expenses related to research revenues, was $1,007,000 in the second quarter of 2002, $500,000 of which resulted from acquisitions made during 2001.  Excluding the acquired research and development programs, spending in the second quarter of 2002 was approximately $507,000 compared to $618,000 for the same period in 2001.  During the first six months of 2001, there were several significant development projects ongoing which related to both newly acquired technology and the existing business.  These projects have now been substantially completed and consequently, excluding the effect of acquisitions made during 2001, research and development spending has decreased. As a percentage of revenues, research and development was 7.3% during the second quarter of 2002 compared to 6.4% for the same period in 2001.  This higher level resulted primarily from the acquisition of Union Biometrica, which, as an early stage commercial technology company, spends, and is expected to continue to spend, a higher percentage of revenues on research and development than we have traditionally experienced

Stock compensation expense.We recorded $331,000 of stock compensation expense, related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica, in connection with the acquisition of Union Biometrica, in the three months ended June 30, 2002. In the three months ended June 30, 2001, we recorded stock compensation expense of approximately $779,000. We will recognize approximately $1,171,000 of additional expense over the remaining vesting life of the options.

In-process research and development expense. As of the date of the acquisitions in May of 2001, of Warner Instruments and Union Biometrica, we recorded $159,000 and $5.3 million respectively of in-process research and development expense representing the estimated fair value of acquired research and development projects with no alternative future use.

Amortization of goodwill and other intangibles.  Amortization of goodwill and other intangibles, including amortization of acquired technology, was $307,000 in the second quarter of 2002 compared to $303,000 in the second quarter of 2001.  Amortization for 2001 includes amortization of goodwill in the amount of $196,000, which due to the Company’s adoption of SFAS 142 effective January 1, 2002, is no longer required to be amortized.

Other income (expense), net. For the second quarter of 2002, other income, net, was $241,000 compared to other income, net, of $377,000 for the second quarter of 2001.  Net interest income for the second quarter of 2002 was $92,000 compared to net interest income of $406,000 for the same period in 2001.  The $314,000 decrease in net interest income for 2002 was the result of a declining cash balance due to the funding of the 2001 acquisitions as well as a decline in earned interest rates for the second quarter of 2002.  Foreign currency adjustments resulted in approximately a $173,000 gain for the second quarter of 2002 versus approximately a $31,000 loss for the same period in 2001. Effective January 1, 2002, certain debt between the Company and its foreign subsidiaries is being treated as a long-term investment rather than as debt with repayment expected in the foreseeable future as previously treated.  Accordingly, for the second quarter of 2002 the Company did not record a foreign currency gain adjustment in its income statement related to this intercompany debt.  Instead the Company recorded the effect of the exchange rate fluctuation as a currency translation adjustment in accumulated other comprehensive income in stockholders' equity.  The currency translation adjustment recorded in connection with this intercompany debt in the second quarter of 2002 was a gain of $656,000.  In the second quarter of 2001, the foreign currency loss reflected in the income statement related to intercompany debt was less than $1,000.

Income taxes.  The Company’s effective income tax rates, as adjusted, were 35.2% for the second quarter of 2002 and 35.5% for the second quarter of 2001 not withstanding the effects of certain stock compensation expense and certain amortization of intangible assets for 2002 and stock compensation expense and certain amortization of goodwill and other intangible assets in 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001:

Revenues.  Revenues increased $7,374,000, or 40%, to $25,692,000 in the first six months of 2002 from $18,318,000 for the same period in 2001. Approximately $4.2 million of the increase, or 23%, represented the acquired revenues, the revenue stream of the acquired companies prior to acquisition, for the acquisitions made in 2001.  For those acquisitions that the Company made during the second quarter of 2001, this amount of increase in revenues includes only the period of time in 2002 when there were no prior year revenues for the acquisitions.  The balance of the increase was from existing businesses that introduced new products including new lines of spectrophotometers and plate readers, from existing businesses that introduced a new catalog at the end of the first quarter of 2002, and from the growth in the acquired companies as we leverage our infrastructure and expertise.  Revenues for the first half of 2002 would have been approximately $25,549,000 if our sales denominated in foreign currencies were translated into U.S. dollars using 2001 exchange rates, an increase of approximately 39% over the same period in 2001.

Cost of product revenue.  Cost of product revenues increased $3,182,000 or 35%, to $12,405,000 in the first half of 2002 from $9,223,000 for the first half of 2001. As a percentage of product revenues, cost of product revenues for the first six months of 2002 was lower by 0.8% compared to the same period in 2001 due to a combination of a favorable product mix and a favorable mix of sales direct to end users versus sales to distributors.

General and administrative expense. General and administrative expense increased $700,000, or 21%, to $4,032,000 in the first half of 2002 from $3,332,000 for the same period in 2001 due primarily to acquisitions.  Excluding the general and administrative spending of $659,000 from the acquisitions in 2001, general and administrative expense for the first half of 2002 grew approximately $41,000 or 1%.  As a percentage of revenues, general and administrative expense was 15.7% in the first six months of 2002 compared to 18.2% for the same period in 2001.  This decrease in percentage of revenues, is the result of general and administrative expenses not increasing at the same rate as revenues since many general and administrative expenses by their nature are not directly variable as revenues change, but in many ways are fixed expenses.

Sales and marketing expense.  Sales and marketing expense increased $1,255,000, or 61%, to $3,297,000 in the first six months of 2002 from $2,042,000 in the first six months of 2001 due primarily to acquisitions.  Excluding the effect of acquisitions, sales and marketing expense increased approximately $69,000, or 3% in the first half of 2002.  As a percentage of revenues, sales and marketing expense was 12.8% in the first six months of 2002 compared to 11.1% for the same period in 2001. This increasing percentage reflects the addition of sales and marketing personnel to promote technology acquired in 2001 as well as increased sales and marketing support for the alternate distribution of certain Biochrom product lines.  Historically, Biochrom has derived its revenue almost exclusively by partnering with Amersham Biosciences as their distributor.  During the first half of 2002, Biochrom introduced an alternate line of products which will be distributed both directly by Biochrom and by alternate distributors.

Research and development expense.  Research and development expense, which includes expenses related to research revenues, was $2,024,000 in the first half of 2002, $1,245,000 of which resulted from acquisitions made during 2001.  Excluding the acquired research and development programs, spending in the first half of 2002 was approximately $779,000 compared to $1,048,000 for the same period in 2001.  During the first six months of 2001, there were several significant development projects ongoing which related to both newly acquired technology and the existing business.  These projects have now been substantially completed and consequently, excluding the effect of acquisitions made during 2001, research and development spending has decreased.  As a percentage of revenues, research and development was 7.9% during the first six months of 2002 compared to 5.7% for the same period in 2001.  This higher level resulted primarily from the acquisition of Union Biometrica, which, as an early stage commercial technology company, spends, and is expected to continue to spend, a higher percentage of revenues on research and development than we have traditionally experienced.

Stock compensation expense.  We recorded $655,000 of stock compensation expense, related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica, in connection with the acquisition of Union Biometrica, in the six months ended June 30, 2002. In the six months ended June 30, 2001, we recorded stock compensation expense of approximately $1,541,000. We will recognize approximately $1,171,000 of additional expense over the remaining vesting life of the options.

In-process research and development expense.  As of the date of the acquisitions in May of 2001, of Warner Instruments and Union Biometrica, we recorded $159,000 and $5.3 million respectively of in-process research and development expense representing the estimated fair value of acquired research and development projects with no alternative future use.

Amortization of goodwill and other intangibles . Amortization of goodwill, including amortization of acquired technology, was $612,000 for the first half of 2002 compared to $487,000 for the first half of 2001.  Amortization for 2001 includes amortization of goodwill in the amount of $369,000, which due to the Company’s adoption of SFAS 142 effective January 1, 2002, is no longer required to be amortized.

Other income (expense), net. For the first half of 2002, other income, net, was $282,000 compared to other income, net, of $721,000 for the first half of 2001.  Net interest income for the first half of 2002 was $187,000 compared to net interest income of $951,000 for the same period in 2001.  The $764,000 decrease in net interest income for 2002 was the result of a declining cash balance due to the funding of the 2001 acquisitions as well as a decline in earned interest rates for the first half of 2002.  Foreign currency adjustments resulted in approximately a $129,000 gain for the first half of 2002 versus approximately a $237,000 loss for the same period in 2001. Effective January 1, 2002, certain debt between the Company and its foreign subsidiaries is being treated as a long-term investment rather than as debt with repayment expected in the foreseeable future as previously treated.  Accordingly, for the first half of 2002 the Company did not record a foreign currency gain adjustment in its income statement related to this intercompany debt.  Instead the Company recorded the effect of the exchange rate fluctuation as a currency translation adjustment in accumulated other comprehensive (loss) in stockholders' equity.  The currency translation adjustment recorded in connection with this intercompany debt in the first half of 2002 was a gain of $474,000.  In the first half of 2001, the foreign currency loss reflected in the income statement related to intercompany debt was approximately $139,000, which net of tax impacted the income statement by approximately $97,000.

Income taxes.The Company’s effective income tax rates, as adjusted, were 34.6% for the first half of 2002 and 35.8% for the first half of 2001 not withstanding the effects of certain stock compensation expense and certain amortization of intangible assets for 2002 and stock compensation expense and certain amortization of goodwill and other intangible assets in 2001. The decrease in the effective income tax rate, as adjusted, was principally due to increased taxable income in jurisdictions that have lower statutory income tax rates, primarily in the United Kingdom.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness, research and development expenditures and capital expenditures. As of June 30, 2002, we had cash of $27,025,000, a decrease of $2,361,000 from December 31, 2001 primarily due to the repayment of approximately $3.7 million in debt originating from the acquisition of SciePlas Ltd. in November 2001.  The decrease in cash from December 31, 2001 to June 30, 2002 was partially offset by proceeds of approximately $886,000 from the payment of  notes receivable from officers and positive cash flow from operations of $920,000.

During the first six months of 2002, our operating activities provided cash of $920,000 compared to $2,668,000 for the same period in 2001. For both periods operating cash flows were primarily due to profitable operating results, prior to non-cash charges, partially offset by working capital requirements.  A significant factor in the decrease in cash flow from operations was the increase in accounts receivable during the first six months of 2002.  This increase was due to the timing of shipments and consequently payments from customers.

Our investing activities used cash of $841,000 for the first six months of 2002 and $12,309,000 for the first six months of 2001.  In the first half of 2002, investing activity primarily included cash used for capital expenditures related to expanding and improving lease space for our Somerville, MA facility and related to outfitting our Geel, Belgium research lab.  The investing activity for the first six months of 2001 for capital expenditures primarily included a new business software system for our Holliston, MA facility.  Investing activities in the first half of 2001 also included the use of cash of approximately $11,134,000 for the acquisition of Warner Instruments, Inc, Union Biometrica, Inc. and International Marketing Supply.

During the first six months of 2002, financing activities used cash of $2,784,000 compared to proceeds of $5,119,000 for the same period in 2001.  In the first half of 2002, we repaid approximately $3.7 million in debt originating from the acquisition of SciePlas Ltd. in November 2001. Partially offsetting this use of cash in the first half of 2002 are proceeds of approximately $886,000 from the repayment of  notes receivable from officers.  The financing activities for the first half of 2001 provided cash of $5,119,000, primarily as a result of the underwriters exercise of the over allotment in connection with our initial public offering in December 2000.

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

Accounting Pronouncements

In June 2001, SFAS No. 143, “Accounting for Assets Retirement Obligations” was issued.  SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets.  This statement is effective for fiscal years beginning after June 15, 2002.  Accordingly, the Company will adopt SFAS No. 143 on January 1, 2003.  The Company does not expect that the adoption of this statement will have a material impact on its consolidated results of operations or financial position.

On May 15, 2002 SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued.  SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends SFAS No. 4 and SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 on January 1, 2003 will have a material impact on its consolidated results of operations or financial position.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued.  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, and (2) can be measured at fair value.  SFAS No.146 is effective for exit and disposal activities initiated after December 31, 2002.  Early application is encouraged; however, previously issued financial statements may not be restated.  The Company does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its consolidated results of operations or financial position.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 26, 2000, Harvard University filed a lawsuit in U.S. District Court, District of Massachusetts alleging that our use of the “Harvard Bioscience” and “Harvard Apparatus” names infringes on Harvard University’s trademarks. Harvard University is seeking both injunctive relief and monetary damages. The Company believes that these claims are without merit, and are vigorously defending against such claims. On April 10, 2001, the U.S. District Court, District of Massachusetts denied Harvard University’s request for a preliminary injunction prohibiting the Company from using the name “Harvard Bioscience” and “Harvard Apparatus”.  The Court did issue an order directing the Company not to use the “Harvard” name in the color crimson or in a font similar to the font used by Harvard University.  On May 6, 2002, the U.S. District Court, District of Massachusetts issued a partial summary judgement order against Harvard University regarding the Company’s use of the name “Harvard Apparatus”.  The Company intends to continue to vigorously defend the remaining claims of Harvard University against the Company as it believes the claims are without merit.

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against the Company and certain directors before JAMS, an arbitration firm in Boston, Massachusetts.  Mr Grindle’s claims arise out of post-closing purchase price adjustments related to the Company’s purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements.  In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of stock in the Company, or the disgorgement of the profits of the Company’s sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A.  In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of the Company’s stock as of January 2, 2002. The Company believes that Mr. Grindle’s claims are without merit and intends to defend them vigorously.

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

The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was December 6, 2000, and the Commission file number assigned to the registration statement is 333-45996.  From April 1, 2002 (the date of the filing of our Annual Report on Form 10-K) to the date hereof, we used the net proceeds as follows: (i) approximately $1.4 million was used to fund the acquisition Walden Precision Apparatus and (ii) approximately $0.8 million was used to fund working capital needs of Union Biometrica, Inc..  The use of proceeds from our initial public offering described above does not represent a material change in the use of proceeds described in our prospectus and in our Annual Report on Form 10-K for the period ended December 31, 2001.

Item 3.  Defaults Upon Senior Securities — None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 23, 2002, the Company held its Annual Meeting of Stockholders.  The stockholders voted, either in person or by proxy, to elect two Class II Directors until the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  The results of the meeting were as follows:

Name of Director	For	Withheld

David Green	20,980,664	2,512,260
John F. Kennedy	23,002,519	490,405

Following the Annual Meeting of Stockholders, the composition of the Board of Directors is as follows:

Class I Directors (to serve until 2004 Annual Meeting)

Christopher W. Dick

Robert A. Dishman

Richard C. Klaffky

Class II Directors (to serve until 2005 Annual Meeting)

David Green

John F. Kennedy

Class III Directors (to serve until 2003 Annual Meeting)

Chane Graziano

Earl R. Lewis

Item 5.  Other Information – None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibit Index – None.

(b)  Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) the Securities Exchange Act of 1934, the registrant has duly  caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

	By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

	By:	/s/ Susan Luscinski
Susan Luscinski
Chief Financial Officer
Date: August 14, 2002