Form 10-K
period 2002-12-31
HARVARD BIOSCIENCE INC
filed 2003-03-31
CIK 1123494

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-31923

HARVARD BIOSCIENCE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	(508) 893-8999	04-3306140
(State or Other Jurisdiction of Incorporation or Organization)	(Registrant’s telephone number, including area code)	(IRS Employer Identification No.)

	84 October Hill Road, Holliston, MA	01746
	(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☒    YES                                                  ☐    NO

The aggregate market value of 17,798,954 shares of voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $99,496,153  based on the last sale price of such stock on such date.

Common Stock Outstanding as of March 17, 2003: 30,031,266 shares.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Company’s definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders to be held on May 22, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally, but not exclusively, contained in “Item 1:  Business” and “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about  our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for revenue and other growth, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products through our established brands and distribution channels, our plans and intentions regarding the distribution of our catalog and supplements to our catalog and the availability of attractive acquisition candidates), our expectations regarding future costs of product revenues, the market demand and opportunity for our products, our beliefs regarding our position in comparison to our competitors, our estimates regarding our capital requirements, the timing of future product introductions,or the ability of our patent strategy to protect our current and future products, our expectations in connection with current litigation (including inferences about the finality of the arbitrator’s decision in the Grindle matter and potential appeal of  or other challenge to that decision), and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” beginning on page 30 of this Annual  Report on Form 10-K.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

Item 1.  Business.

Overview

Harvard Bioscience, a Delaware corporation, is a global developer, manufacturer and marketer of a broad range of specialized products, primarily scientific instruments, used to accelerate drug discovery research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. We sell our products to thousands of researchers in over 100 countries through our direct sales force, our 1,000 page catalog (and various other specialty catalogs), and through distributors, including Amersham Biosciences and PerkinElmer. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Austria and Belgium with sales facilities in Japan, France and Canada.

Our History

Our business began in 1901 and has grown over the intervening years with the development and evolution of modern drug discovery tools. Our early inventions include the mechanical syringe pump in the 1950s for drug infusion and the microprocessor controlled syringe pump in the 1980s.

In March 1996, a group of investors led by our current management team acquired a majority of the then existing business of our predecessor, Harvard Apparatus. Following this acquisition, we redirected the focus of the Company to participate in the high growth areas (bottlenecks) within drug discovery by acquiring and licensing innovative technologies while continuing to grow the existing business through internal product development and marketing, partnerships and acquisitions. Through December 31, 2002, we have completed thirteen business acquisitions, licensed new technology for in vitro toxicology assays and drug absorption measurement, internally developed new product lines including new generation syringe pumps, ventilators, DNA/RNA/protein calculators, spectrophotometers and plate readers and improved versions of our COPAS model organism screening platform.

Our Strategy

Our mission is to profitably accelerate drug discovery.

Our goal is to become a leading provider in the tools for the drug discovery industry.

Our strategy is to have a broad range of specialized products (currently over 19,000) in strong positions in niche markets focused on the bottlenecks in drug discovery research:

•                  By having a broad product line we believe we reduce the risk of being dependent on a single technology in an industry characterized by very rapid technological change;

•                  By having specialized products in niche markets we seek to reduce head-to-head competition with the major instrument companies; and

•                  By focusing on the bottlenecks we believe we position ourselves for above average revenue growth and above average margins.

We grow this range of products through internal development of new products, acquisitions and strategic partnerships with both pharmaceutical companies (for new product development) and other major life science companies (for expanded distribution).

We use acquisitions to expand our product line because we believe we can use our well established brands and distribution channels to accelerate the growth of these acquired products.  We also believe that our expertise in operational management frequently allows us to improve profitability at acquired companies.

Our Products

Today, our broad product range is generally targeted towards four major application areas: ADMET screening; molecular biology; high-throughput/high-content screening for model organisms; and genomics, proteomics and high-throughput screening of potential drugs.

ADMET Screening.

The goal of ADMET screening is to identify compounds that have toxic side effects or undesirable pharmacological properties. These pharmacological properties consist of absorption, distribution, metabolism and elimination, which together with toxicology, form the acronym ADMET. We have a wide range of products that our customers use to help their researchers conduct better experiments on cells, tissues, organs and animals.

These products are primarily sold under the Harvard Apparatus, BTX, Medical Systems, Clark Electromedical, Hugo Sachs and Warner Instruments brand names.  The selling price of these products are often under $5,000 but when combined into systems such as the Hugo Sachs isolated organ systems the total sales price can be over $25,000.  They are typically sold through our catalogs and web site with support from technical specialists.  Some of these products are described below:

Absorption - NaviCyte Diffusion Chambers

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

Distribution - 96 Well Equilibrium Dialysis Plate for Serum Protein Binding Assays

Our 96 well equilibrium dialysis plate contains 96 pairs of chambers with each pair separated by a membrane. The protein target is placed on one side of the membrane and the drug on the other. The small molecule drug diffuses through the membrane. If it binds to the target, it cannot diffuse back again. If it does not bind, it will diffuse back and forth until equilibrium is established. Once equilibrium is established, the concentration of the drug can be measured thereby indicating the strength of the binding. This product is principally used for ADMET screening to determine if a drug binds to blood proteins. A certain level of reversible binding is advantageous in order to promote good distribution of a drug through the human body. However, if the binding is too strong, it may impair normal protein function and cause toxic effects.

Metabolism and Elimination - Organ Testing Systems

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

Toxicology - Precision Infusion Pumps

Infusion pumps, typically syringe pumps, are used to accurately infuse very small quantities of liquid, commonly drugs. Infusion pumps are generally used for long-term toxicology testing of drugs by infusion into animals, usually laboratory rats. We sell a wide range of different types of syringe pumps.

Cell Injection Systems

Cell injection systems use extremely fine bore glass capillaries to penetrate and inject drugs into or around individual cells. Cell injection systems are used to study the effects of drugs on single cells. Injection is accomplished either with air pressure or, if the drug molecule is electrically charged, by applying an electric current. We entered this market with our 1998 acquisition of the research products of Medical Systems Corporation and considerably expanded our presence in this market with our acquisitions of Clark Electromedical in 1999 and Warner Instruments in 2001.

Ventilators

Ventilators use a piston driven air pump to inflate the lungs of an anesthestised animal. Ventilators are typically used in surgical procedures common in drug discovery. Our advanced Inspira ventilators have significant safety and ease of use features, such as default safety settings.

Electroporation Products

Acquired with our acquisition of the BTX division of Genetronics in January 2003, our electroporation products include systems and generators, electrodes and accessories for research applications including in-vivo, in-ovo and in-vitro gene delivery, electrocell fusion and nuclear transfer cloning.  Through the application of precise pulsed electrical signals, electroporation systems open small “pores” in cell membranes allowing genes and/or drugs to pass through.  The principal advantages of electroporation over other transfection techniques are speed, and the fact that electroporation does not require harsh chemicals that can interfere or change cell function.

In addition to our proprietary, manufactured products, we buy and resell through our catalog, products that are made by other manufacturers. We have negotiated supply agreements with the majority of the companies that provide our distributed products. These supply agreements specify pricing only and contain no minimum purchase commitments. None of these agreements represented more than two percent of our revenues for the year ended December 31, 2002.

Distributed products accounted for approximately 14% of our revenues for the year ended December 31, 2002. These distributed products enable us to provide our customers with a single source for their experimental needs. These complementary products consist of a large variety of devices, instruments and consumable items used in experiments involving cells, tissues, organs and animals in the fields of proteomics, physiology, pharmacology, neuroscience, cell biology, molecular biology and toxicology. We believe that our proprietary, manufactured products are often leaders in their fields however, researchers often need complementary products in order to conduct particular experiments. Most of these complementary products come from small companies that do not have our extensive distribution and marketing capabilities.

Molecular Biology.

These products are primarily sold under brand names of the distributors including Amersham Biosciences.  They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units.  These products are typically in the $5,000 to $10,000 price range.  They are typically sold through distributors.

Molecular Biology Spectrophotometers

A spectrophotometer is an instrument widely used in molecular biology and cell biology to quantify the amount of a compound in a sample by shining a beam of white light through a prism or grating to divide it into component wavelengths. Each wavelength in turn is shone through a liquid sample and the spectrophotometer measures the amount of light absorbed at each wavelength. This enables the quantification of the amount of a compound in a sample. We sell a wide range of spectrophotometers under the names UltroSpec, NovaSpec, and Biowave. These products are manufactured by our Biochrom subsidiary and sold primarily through our distribution arrangement with Amersham Biosciences.

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

Multi-Well Plate Readers

Multi-well plate readers are widely used for high throughput screening assays in the drug discovery process. The most common format is 96 wells per plate. Plate readers use light to detect chemical interactions. We introduced a range of these products in 2001 beginning with absorbance readers and followed by luminescence readers.  These products are sold  through Amersham Biosciences and other distributors.

Amino Acid Analysis Systems

An amino acid analysis system uses chromatography to separate the amino acids in a sample and then uses a chemical reaction to detect each one in turn as they flow out of the chromatography column. Amino acids are the building blocks of proteins. In June 2000, we acquired substantially all of the amino acid analysis systems business of the Biotronik subsidiary of Eppendorf-Netheler-Hinz GmbH and integrated it with the existing amino acid analysis systems business in our Biochrom subsidiary.  These systems are sold through our Biochrom direct sales force and distributors including Amersham Biosciences.

Low Volume, High-Throughput Liquid Dispensers

A liquid dispenser dispenses low volumes of liquids into high density microtitre plates used in high throughput screening processes in drug discovery.  Our unique technology enables dispensing to take place without the need for contact between the droplet and the liquid already present in the plate, thereby removing any risk of cross-contamination from the process.  These products are primarily marketed by our Asys Hitech subsidiary and sold under distributor brand names.  We acquired Asys Hitech in December 2001 through our Biochrom subsidiary.  Asys Hitech developed and markets both the liquid dispensers and a line of OEM plate readers.  For ultra low volume dispensing we sell the Cartesian systems mentioned below.

Gel Electrophoresis Systems

Gel electrophoresis is a method for separation and purifying DNA, RNA and proteins.  In gel electrophoresis an electric current is run through a thin slab of gel and the DNA, RNA or protein molecules separate out based on their charge and size.  The gel is contained in a plastic tank with an associated power supply.  Most of these products were acquired with our November 2001 acquisition of SciePlas Ltd and are sold through distributors.

High-Throughput/High-Content Screening for Model Organisms.

These systems are large scientific instruments that use fluid flow and lasers to analyze small model organisms like nematode worms, fruit flies and fish very rapidly and in large numbers.  Model organisms are so called because they are used to model human diseases.

COPAS Systems

The COPASTM   system uses large bore flow cytometry and a novel proprietary technique to rapidly analyze and sort the model organisms C. elegans (worm), D. melanogaster (fly), and D. rerio (Zebra fish).  Automation of the handling of these organisms through the use of the COPASTM system provides scientists a complete integrated solution to rapidly produce and evaluate model organisms. COPAS systems are typically over $100,000 and are sold by technically specialized salespeople.   In May 2001, we acquired Union Biometrica, the inventor and developer of the COPASTM technology.

Genomics, Proteomics and High-Throughput Screening.

These products were mainly acquired with our purchase of Genomic Solutions Inc. in October of 2002 and subsequent to that, in March of 2003 with the acquisition of GeneMachines.  They are mainly large scientific instruments that rapidly process and analyze samples of DNA, RNA or proteins.  These systems are typically over $25,000 each and are sold by our field sales force and distributors in select countries.

Genomics Products – Arrayers, Hybridization Workstations and Scanners.

Genes contain the DNA code for making proteins. The human genome contains over three billion letters of DNA code that are organized into approximately 30,000 genes that can create approximately 100,000 proteins.  Scientists have studied individual genes for decades but the modern discipline of genomics refers to studying many genes simultaneously.  Genes are often studied using microarrays – 1” by 3” glass slides covered in many spots, each spot containing a unique piece of known DNA.  A sample labeled with a fluorescent dye is then washed over the slide and the DNA in the sample that sticks to the DNA on the slide (by virtue of the complementary pairing of DNA bases) is identified.  We make arraying instruments that can precisely spot down onto the slide tiny quantities of DNA and enable large numbers of slides to be automatically manufactured by the scientist.  Our hybridization workstations carefully control the addition of reagents and the reaction conditions that enable the automated washing of the sample over the slide to create a robust attachment of the sample DNA to the test DNA.  Our slide scanners use lasers to read the intensity of the fluorescent signals to accurately quantify the genes that are present in the sample.  Finally, we developed the software to control the process and analyze and present the data. These products are mainly sold under our GeneMachines brand name.

Proteomics Products - 2 Dimensional Gels, Spot Picking Robots and Sample Preparation Robots .

Proteins are a key component of all living cells.  Each cell may contain thousands of different proteins.  Scientists have studied individual proteins for decades but the modern discipline of proteomics refers to studying many proteins simultaneously.  In order to study proteins they must first be purified. We manufacture two-dimensional electrophoresis gels and related apparatus for purifying proteins.  Gel electrophoresis uses electric current to separate molecules by size and amount of electric charge they carry.  These gels are then processed by automated workstations that use machine vision and robotics to remove individual protein spots from the gels.  These spots are further purified using proprietary sample preparation pipette tips combined with robotics to automatically spot the pure proteins onto plates that can be analyzed by mass spectrometers.  The data from all these processes can then be analyzed and presented by our powerful software.  By automating these otherwise manual processes our products make proteomics approaches practical.  These products are mainly sold under our Investigator brand name and also under the SciePlas and Amika brand names.

High-Throughput Screening Products – Nanolitre Liquid Handlings.

High throughput screening is the process of testing large numbers (often hundreds of thousands) of potential drug molecules on proteins that are thought to be involved in disease.  We manufacture instruments that aspirate and dispense very small quantities (as small as billionths of a litre) of chemicals into test wells (usually either 96, 384 or 1536) on small plastic plates called microtitre plates.  We make instruments that can very rapidly, precisely and without cross-contamination add the same compound to each well, or add a different compound to each well. These products are mainly sold under our Cartesian and Asys Hitech brand names. We have considerable intellectual property in this area.  In addition, specialized versions of our COPAS systems can be used for high-throughput screening of potential drug molecules as well as high-throughput/high-content screening of model organisms.

Our Customers

Our customers are primarily end-user research scientists at pharmaceutical and biotechnology companies, universities and government laboratories, including the U.S. National Institutes of Health, or NIH. Our largest customers in the United States include Yale University, Aventis, Glaxo SmithKline, Pfizer, University of Pennsylvania, University of North Carolina, Buck Institute for Age Research, University of Texas, Emory University, Carnegie Institute of Washington, Howard Hughes Medical Institute, Rutgers State University, University of Colorado, Merck & Co., and Roche Bioscience.

We conduct direct sales in the United States, the United Kingdom, Germany, France, Belgium, Spain, the Netherlands, Japan and Canada. We also maintain distributors in other countries. Aggregate sales to our largest customer, Amersham Biosciences, a distributor with end users similar to ours, accounted for approximately 18% of our revenues for the year ended December 31, 2002 compared to approximately 30% for the year ended December 2001. We have several thousand customers worldwide and no other customer accounted for more than two percent of our revenues for such period.

Sales and Marketing

Direct Sales

We periodically produce and mail approximately 100,000 copies of our 1,000-page catalog, which contains approximately 10,000 items. We distribute the majority of our products ordered from our catalog, which can also be accessed on our website, through our worldwide subsidiaries. Our manufactured products and revenues from collaboration and research grant products accounted for approximately 86% of our revenues for the year ended December 31, 2002. Our market leadership position in many of our manufactured products create traffic to the catalog and web site and enables cross-selling and facilitates the introduction of new products. In addition to the comprehensive catalog, we create and mail abridged catalogs that focus on specific product areas along with direct mailers, which introduce or promote new products.

With the acquisition of Union Biometrica in May 2001, and continuing in 2002 with the new direct sales in the US of our Biochrom Amino Acid Analyzer, and the acquisition of Genomic Solutions, a significant portion of our revenues are now attributable to a direct sales force and support organization rather than through a catalog or through distribution.  Our direct sales force is complemented in the field by our technical support and field service organizations, and together they  effectively sell and service our capital equipment product lines such as Union Biometrica COPAS product line, the Biochrom Amino Acid Analyzer and the Genomic Solutions’genomics, proteomics, and high-throughput screening products. Although there are separate and unique sales forces for each of these product lines, we are able to leverage our capabilities by having more individuals be able to connect with and identify more prospective customers.

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

Research and Development

Our principal research and development mission is to develop a broad portfolio of technologies, assays, products and core competencies in drug discovery tools, particularly for application in the areas of ADMET screening, molecular biology, genomics, proteomics and high-throughput screening and high-throughput/high-content screening of model organisms.

Our research and development expenditures were $4.1 million (excluding in-process research and development charges of $1.6 million), $3.2 million (excluding in-process research and development charges of $5.4 million) and $1.5 million in 2002, 2001 and 2000, respectively. We anticipate that we will continue to make significant development expenditures as we deem appropriate given the circumstances at such time. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and development programs and business and technology acquisitions.

We maintain development staff in most of our manufacturing facilities to design and develop new products and also to re-engineer existing products to bring them to the next generation level. In-house development is focused on our current technologies.  Our European research laboratory in Geel, Belgium is focusing on extending the use of and developing new applications for high-throughput automated microscope imaging.   For new technologies, our strategy has been to license or acquire proven technology from universities and pharmaceutical companies and then develop the technology into commercially viable products.

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

Our manufacturing operations are primarily to assemble and test. Our manufacturing of syringe pumps, ventilators, cell injectors, protein purification products and electroporation products (which we acquired from BTX in January, 2003) takes place in Holliston, Massachusetts.  The manufacture of our cell biology and electrophysiology products takes place in our Hamden, Connecticut facility.  The COPAS™ technology instruments are manufactured in our Somerville, Massachusetts facility.  Our genomics, proteomics and high throughput screening products are manufactured at our Irvine and San Carlos, California and Huntingdon, England facilities.  Our manufacturing of spectrophotometers and amino acid analysis systems takes place in our Cambridge, England facility which is certified to ISO 9001. Our manufacturing of surgery and anesthesia related products and teaching products takes place in Edenbridge, England. Our manufacturing of complete organ testing systems takes place in March-Hugstetten, Germany.  Our electrophoresis products are manufactured at our Warwickshire, England facility and our low volume, high throughput liquid dispensers and our plate readers are manufactured in our facility in Eugendorf, Austria.

Competition

The markets into which we sell our products are highly competitive, and we expect the intensity of competition to continue or increase. We compete with many companies engaged in developing and selling tools for drug discovery. Many of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development and commercialization than we have. Moreover, competitors may have greater name recognition than we do, and many offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products which could render our products obsolete. We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging technologies. We are not aware of any significant products sold by us which are currently obsolete.

We believe that we offer one of the broadest selections of products to companies engaged in drug discovery. We are not aware of any competitor that offers a product line of comparable breadth across our target markets.  We have numerous competitors on a product line basis. We believe that we compete favorably with our competitors on the basis of product performance, including quality, reliability and speed, technical support, price and delivery time. We compete with several companies that provide instruments for ADMET screening, molecular biology, genomics, proteomics and high throughput screening, and high-throughput/high-content screening of model organisms. In the ADMET screening area, we compete with, among others,  KD Scientific, Razel Scientific Instruments, Inc., Kent Scientific Corporation, General Valve Company, Eppendorf-Netheler-Hinz GmbH, Ugo Basile and Becton Dickinson and Company.   In the molecular biology products, we compete with, among others, Bio Rad Laboratories, Inc. PerkinElmer Instruments, Inc., Invitrogen, Inc., Beckman Coulter, Inc., and Molecular Devices, Inc.  In the genomics, protemics and highthroughput screening area, we compete with, among others, Genetix, Inc., Bio Rad Laboratories, Inc., Amersham Biosciences, Inc., PerkinElmer, Inc., Zymark, Inc., Tecan, Inc., Beckman Coulter, Inc. Apogent , Inc., Agilent Technologies, Inc., and Innovadyne, Inc.  For our high-throughput/high-content screening for model organisms area, we compete primarily against manual techniques rather than a specific tools provider.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. Many of our new technologies arecovered by patents or patent applications. Most of our more mature product lines are protected by trade names and trade secrets only.

We have implemented a patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. We currently own 22 issued U.S. patents and have 20 pending applications.

Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications filed with the U.S. Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Our issued US patents will expire between 2011 and 2020. Our success depends to a significant degree upon our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products and technologies.

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

We also rely in part on trade-secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and copyrights arising from their work for us.  Although, many of our U.S. employees have signed agreements not to compete unfairly with us during their employment and after termination of their employment, through the misuse of confidential information, soliciting employees, soliciting customers and the like, these type of agreements cannot be legally entered into in Europe or in California. However, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, we cannot assure you that third parties will not independently discover or invent competing technologies, or reverse engineer our trade secrets or other technologies. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

We do not believe that our products infringe on the intellectual property rights of any third party. We cannot assure you, however, that third parties will not claim such infringement by us or our licensors with respect to current or future products and third parties have made such claims. We expect that product developers in our market will increasingly be subject to such claims as the number of products and competitors in our market segment grows and the product functionality in different market segments overlaps. In addition, patents on production and business methods are becoming more common and we expect that more patents will be issued in our technical field. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Moreover, such royalty or licensing agreements, if required, may not be on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

“Harvard” is a registered trademark of Harvard University.  The marks “Harvard Apparatus” and “Harvard Bioscience” are being used pursuant to a license agreement entered into in December, 2002 between Harvard University and Harvard Bioscience, Inc.

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

Employees

As of December 31, 2002, we had 364 full-time employees and 22 part-time employees, 169 of whom resided in the United States, 169 of whom resided in the United Kingdom, 18 of whom reside in Austria, 13 of whom resided in Germany, four of whom resided in Canada, four of whom resided in Japan, four of whom resided in Belgium, three of whom resided in France, one of whom resided in the Netherlands and one who resided in Spain. None of our employees is subject to any collective bargaining agreement. We believe that our relationship with our employees is good.

Website

Our website is www.harvardbioscience.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act are available for review on our website.  Any such materials that we file with, or furnish to, the Securities and Exchange Commission in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 2. Properties.

Our 12 principal facilities incorporate manufacturing, development, sales and marketing, and administration functions. Our facilities consist of:

•                              a leased 24,500 square foot facility in Holliston, Massachusetts, which is our corporate headquarters,

•                              a leased 28,000 square foot facility in Cambridge, England,

•                              a leased 28,000 square foot facility in Ann Arbor, Michigan,

•                              a leased 22,000 square foot facility in San Carlos, California,

•                              a leased 18,000 square foot facility in Warwickshire, England,

•                              a leased 18,000 square foot facility in Huntingdon, England,

•                              an owned 15,500 square foot facility in Edenbridge, England,

•                              a leased 12,000 square foot facility in Irvine, California,

•                              a leased 7,800 square foot facility in Somerville, Massachusetts

•                              a leased 9,000 square foot facility in March-Hugstetten, Germany,

•                              a leased 7,500 square foot facility in Hamden, Connecticut, and

•                              a leased 4,700 square foot facility in Eugendorf, Austria,

We also lease additional facilities for development, sales and administrative support in Les Ulix, France; Montreal,  Canada; Tokyo, Japan; and Geel, Belgium.  We lease facilities in Lansing, Michigan; San Diego, California; and Somerville, Massachusetts each of which are currently vacant.  We are in the process of either negotiating lease terminations with the landlords or finding suitable tenants for subleasing some of the vacant space.

Item 3. Legal Proceedings.

On December 26, 2000, Harvard University filed a lawsuit in U.S. District Court, District of Massachusetts alleging that our use of the “Harvard Bioscience” and “Harvard Apparatus” names infringes on Harvard University’s trademarks. Harvard University was seeking both injunctive relief and monetary damages.  On April 10, 2001, the U.S. District Court, District of Massachusetts denied Harvard University’s request for a preliminary injunction prohibiting the Company from using the name “Harvard Bioscience” and “Harvard Apparatus”.  The Court did issue an order directing the Company not to use the “Harvard” name in the color crimson or in a font similar to the font used by Harvard University.  On May 6, 2002, the U.S. District Court, District of Massachusetts issued a partial summary judgment order against Harvard University regarding the Company’s use of the name “Harvard Apparatus”.  In December 2002, we settled our dispute with Harvard University  and entered into a royalty-free license agreement that allows us to continue using the names Harvard Apparatus, Harvard Bioscience and various Harvard related product names.  This license agreement is subject to termination in certain limited circumstances.  Harvard Bioscience will continue to be used as the Company’s name and Harvard Apparatus and various Harvard related product names will continue to be used as brand names on products and catalogs.  The names will be used subject to various stylistic restrictions, primarily avoiding the use of the color crimson and fonts that are similar to those regularly used by Harvard University.

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of stock in Harvard Bioscience, or the disgorgement of the profits of our sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we have prevailed on all claims asserted against us and certain of our directors in the arbitration action.  Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action.  We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters have been consolidated and are currently pending.

In September, 2002, our Genomic Solutions subsidiary filed suit against Affymetrix, Inc. in the State of Michigan Circuit Court for the County of Washtenaw for breach of contract, negligent/innocent misrepresentation, tortuous interference with prospective economic advantage and declaratory relief.  The action arises out of a License Agreement that Genomic Solutions entered into with Affymetrix with respect to certain Affymetrix patent rights.  Genomic Solutions is seeking monetary damages including a return of license and royalty fees previously paid to Affymetrix and declaratory relief providing that no further fees are owing to Affymetrix.  In November, 2002, Affymetrix filed a counter-claim against Genomic Solutions alleging breach of contract and requesting approximately $1.45 million in damages for license and other fees and interest allegedly owed.  Discovery in the case is on-going.  Management believes the counter-claim is without merit and intends to vigorously defend it.    The $1.45 million in damages for license and other fees is fully reserved for in the Company’s consolidated financial statements.

In December, 2002, Oxford Gene Technology Ltd. filed suit against our Genomic Solutions subsidiary, Mergen Ltd., Clontech Laboratories, Inc., PerkinElmer Life Sciences, Inc., Axon Instruments, Inc. and BioDiscovery, Inc. in the United States District Court for the District of Delaware  seeking unspecified damages as a result of alleged infringement by each of the defendants of a United States Patent issued to Oxford Gene Technology.    In March, 2003, Genomic Solutions filed an answer denying the allegations and asserted counter-claims seeking a declaratory judgment of non-infringement and a declaratory judgment of invalidity.  Management denies the allegations and will vigorously defend the lawsuit.

From time to time, we may be involved in routine legal matters that arise in the ordinary course of our business.  We are not currently a party to any other claims or proceedings which, we believe, would have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4.A. Executive Officers of the Registrant.

The following table shows information about our executive officers as of December 31, 2002.

Name	Age	Position

Chane Graziano	64	Chief Executive Officer and Director

David Green	38	President and Director

Susan Luscinski	46	Chief Financial Officer

Mark Norige	48	Chief Operating Officer

Jeffrey S. Williams	36	President of Genomic Solutions Inc and Director

Chane Graziano has served as our Chief Executive Officer and as a member of our board of directors since March 1996. Prior to joining Harvard Bioscience, Mr. Graziano served as the President of Analytical Technology Inc., an analytical electrochemistry instruments company, from 1993 to 1996 and as the President and Chief Executive Officer of its predecessor, Analytical Technology Inc.-Orion, an electrochemistry instruments and laboratory products company, from 1990 until 1993. Mr. Graziano served as the President of Waters Corporation, an analytical instrument manufacturer, from 1985 until 1989. Mr. Graziano has over 39 years experience in the laboratory products and analytical instruments industry.

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

Jeffrey S. Williams has served as the President of our Genomic Solutions subsidiary and as a member of our board of directors since the acquisition of Genomic Solutions, Inc. by Harvard Bioscience in October 2002.  From 1997 to the date of the acquisition of Genomic Solutions by Harvard Bioscience, Mr. Williams served as the President and Chief Executive Officer and as a Director of Genomic Solutions and its predecessor.  From 1995 until joining Genomic Solutions’ predecessor, Mr. Williams served as the Executive Vice President and Chief Operating Officer of International Remote Imaging Systems, Inc., a publicly traded company specializing in digital imaging products for the clinical diagnostics and research marketplaces.  Mr. Williams’ prior employment included various positions at Boehringer Mannheim GmbH, a global healthcare company, most recently as Vice President and Global Business Manager.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock.

Our common stock has been quoted on the Nasdaq National Market since our initial public offering on December 7, 2000 and currently trades under the symbol “HBIO.”  The following table sets forth the range of the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the quarterly periods indicated.

Year Ended December 31, 2002	High	Low
First Quarter	$10.15	$6.75
Second Quarter	$9.10	$4.07
Third Quarter	$6.73	$2.11
Fourth Quarter	$3.83	$2.50

Year Ended December 31, 2001	High	Low
First Quarter	$7.12	$5.88
Second Quarter	$11.60	$7.90
Third Quarter	$14.50	$7.81
Fourth Quarter	$13.25	$7.35

On March 17, 2003, the closing sale price of our common stock on the Nasdaq National Market was $3.75 per share.  The number of record holders of our common stock as of March 17, 2003 was approximately 200.  We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was December 6, 2000, and the Commission file number assigned to the registration statement is 333-45996.  From April 1, 2002 (the date of the filing of our 2001 Annual Report on Form 10-K) to the date hereof, we used the net proceeds as follows: (i) approximately $1.1 million was used to fund the acquisition of Walden Precision Apparatus (ii) approximately $1.6 million was used to fund working capital needs of Union Biometrica, Inc. (iii) approximately $10.1 million was used to fund the acquisition of Genomic Solutions and the associated costs, (iv) approximately $3.4 million was used to fund working capital needs of Genomic Solutions, primarily due to liabilities assumed with the acquisition of Genomic Solutions in October, 2002, and (v) the remaining $1.9 million in proceeds from our initial public offering in December 2000 was used to partially fund the acquisition of BTX in January 2003.

The use of proceeds from our initial public offering described above does not represent a material change in the use of proceeds described in our prospectus and in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 6. Selected Financial Data.

	Years Ended December 31,
	2002	2001	2000	1999	1998

Statement of Operations Data:	(in thousands, except share and per share data)

Revenues	$57,380	$40,868	$30,575	$26,178	$12,154

Costs and Expenses
Cost of product revenues	28,824	20,179	15,833	13,547	5,351
General and administrative expense	9,187	7,001	5,181	4,147	2,317
Restructuring and severance related expense	784	460	—	—	—
Sales and marketing expense	8,435	4,840	3,186	2,448	1,722
Research and development expense	4,146	3,179	1,533	1,188	325
Stock compensation expense	1,269	2,679	14,676	3,284	—
In-process research and development expense	1,551	5,447	—	—	—
Amortization of goodwill and other intangibles	1,543	1,744	604	368	27
Operating income (loss)	1,641	(4,661)	(10,438)	1,196	2,412

Other income (expense):
Foreign currency gain (loss)	402	(99)	(324)	(48)	21
Common stock warrant interest expense	—	—	(36,885)	(29,694)	(1,379)
Interest income (expense), net	341	1,352	(756)	(657)	(210)
Amortization of deferred financing costs	—	—	(153)	(63)	—
Other	(36)	(10)	45	(17)	10
Other income (expense), net	707	1,243	(38,073)	(30,479)	(1,558)

Income (Loss) before income taxes	2,348	(3,418)	(48,511)	(29,283)	854
Income taxes	(1,611)	1,790	1,359	137	783
Net income (loss)	737	(5,208)	(49,870)	(29,420)	71

Preferred stock dividends	—	—	(136)	(157)	(122)
Net income (loss) available to common shareholders	$737	$(5,208)	$(50,006)	$(29,577)	$(51)

Income (loss) per share:
Basic	$0.03	$(0.20)	$(6.25)	$(5.28)	$(0.01)
Diluted	$0.03	$(0.20)	$(6.25)	$(5.28)	$(0.01)

Weighted average common shares:
Basic	27,090,054	25,784,852	8,005,386	5,598,626	5,598,626
Diluted	27,597,564	25,784,852	8,005,386	5,598,626	5,598,626

	As of December 31,
	2002	2001	2000	1999	1998

Balance Sheet Data:	(in thousands)

Cash and cash equivalents	$15,313	$29,385	$35,817	$2,396	$957
Working capital	31,816	32,597	40,552	3,783	2,205
Total assets	107,584	82,362	58,809	20,610	7,220
Long-term debt , net of current portion	400	637	1	5,073	638
Preferred stock	—	—	—	2,500	1,500
Common stock warrants	—	—	—	31,194	1,500
Stockholders’ equity (deficit)	88,381	66,812	52,335	(25,711)	678

Please see Note 3 to our Consolidated Financial Statements for more information on businesses acquired, which may effect the comparability of the amounts above.

Please see Note 4 to our Consolidated Financial Statements for information related to the effects of adopting SFAS No. 142.

Quarterly Financial Information (Unaudited)

Statement of Operations Data:	(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2002:
Revenues	$11,963	$13,729	$12,797	$18,891	$57,380
Operating expenses	10,781	12,244	12,549	20,165	55,739
Net Income (loss) available to common shareholders	773	1,018	(82)	(972)	737
Income (loss) per share:
Basic	$0.03	$0.04	$0.00	$(0.03)	$0.03
Diluted	$0.03	$0.04	$0.00	$(0.03)	$0.03

2001:
Revenues	$8,607	$9,711	$10,643	$11,907	$40,868
Operating expenses	8,089	15,032	10,619	11,789	45,529
Net Income (loss) available to common shareholders	272	(5,365)	319	(434)	(5,208)
Income (loss) per share:
Basic	$0.01	$(0.21)	$0.01	$(0.02)	$(0.20)
Diluted	$0.01	$(0.21)	$0.01	$(0.02)	$(0.20)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Federal securities laws.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” beginning on page 30.  You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 2 of this Annual Report on Form 10-K.

Overview

We are a global developer, manufacturer and marketer of a broad range of specialized products, primarily scientific instruments, used to accelerate drug discovery research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. We sell our products to thousands of researchers in 100 countries though our direct sales force, our 1,000 page catalog and several other specialty catalogs, and through our distributors, including Amersham Biosciences and PerkinElmer. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Austria and Belgium with sales facilities in Japan, France and Canada.

Our strategy is to have a broad range of specialized products, primarily scientific instruments, in niche markets focused on the bottlenecks in drug discovery research.

•                  By having a broad product line we seek to reduce the risk of being dependent on a single technology in an industry characterized by very rapid technological change and

•                  By having specialized products in niche markets we seek to avoid head-to-head competition with the major instrument companies.

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

These products are marketed and sold through one of our three well-established global distribution channels.  These are:

•                  For products primarily priced under $10,000: the Harvard Apparatus catalog, a name respected for innovation and quality for over 100 years;

•                  For well-established products primarily priced in the $5,000 to $35,000 range: distribution relationships with major life science companies such as Amersham Biosciences and PerkinElmer; and

•                  For innovative products primarily priced over $25,000: our own global field sales force.

In providing tools for drug discovery, we have established a significant base business and have achieved strong brand recognition. Since 1996, we have built upon our base business and brand recognition by adding new technologies in the areas of ADMET screening; genomics, proteomics and high-throughput screening; molecular biology; and high-throughput/high-content screening  for model organisms.

•                  In June 1998, we acquired products for cell injection systems from Medical Systems Corporation for $1.0 million in cash,

•                  In February 1999, we acquired Biochrom Ltd., which develops and manufactures DNA/RNA/protein calculators, spectrophotometers, amino acid analyzers and related consumables in the United Kingdom, from Pharmacia Biotech (Biochrom) Ltd for $7.0 million in cash,

•                  In March 1999, we entered into an exclusive license for the technology underlying our ScanTox™ in-vitro toxicology testing product for $25,000 in cash and ongoing royalties and licensing fee payments,

•                  In September 1999, we acquired products for intracellular research from Clark Electromedical Instruments for $349,000 in cash,

•                  In November 1999, we acquired our NaviCyte™ diffusion chamber systems product for drug absorption testing from a subsidiary of Trega Biosciences for $390,000 in cash and future royalties,

•                  In November 1999, we acquired substantially all the assets and certain liabilities of Hugo Sachs Elektronik, consisting primarily of products for organ testing, for $730,000 in cash,

•                  In May 2000, we acquired certain assets of Biotronik, consisting primarily of products for amino acid analysis, for $469,000 in cash,

•                  In July 2000, we acquired substantially all the assets of AmiKa Corporation consisting of purification tips, spin columns, a 96 well drug binding assay and related technology and intellectual property for $3.1 million in cash,

•                  In December 2000, we acquired substantially all the assets and certain liabilities of MitoScan Corporation, a company that produces tools for toxicity testing for $383,000 in cash and future milestone payments and royalties,

•                  In May 2001, we acquired substantially all the assets of Warner Instruments Corporation, a company that designs, produces and markets electro-physiology products for approximately $2.7 million in cash,

•                  In May 2001, we acquired all the outstanding stock of Union Biometrica, Inc. for a combination of cash and stock of approximately $17.5 million.  Union Biometrica invented, developed and initiated marketing of COPASTM, high-throughput/ high-content model organism screening systems,

•                  In June 2001, for cash of approximately $1.6 million, we acquired substantially all the assets of International Market Supply Ltd, a company that produces and markets anesthesiology products,

•                  In November 2001, for cash of approximately $4.1 million, we acquired Scie-Plas Ltd. for its electrophoresis based sample preparation products,

•                  In December 2001, for cash of approximately $2.0 million, we acquired Asys Hitech GmbH for its plate readers and low volume liquid dispensers,

•                  In July 2002, we acquired all the outstanding stock of Walden Precision Apparatus (“WPA”) for cash of approximately $1.4 million.  WPA designs, manufactures and markets low cost diode-array spectrophotometers.

•                  In October 2002, we acquired all the outstanding stock of Genomic Solutions, Inc. for a combination of cash and stock of approximately $26.3 million.  Genomic Solutions develops, manufactures and sells products in the fields of proteomics, high-throughput screening and DNA microarray systems including products for protein sample preparation and analysis in conjunction with mass spectrometry; high-speed, noncontact assay preparation for high-throughput screening and high-fidelity microarray processing and analysis.

•                  In January 2003, we acquired substantially all the assets of the BTX division of Genetronics Biomedical Corporation for $3.7 million in cash.  BTX designs, develops, manufactures and distributes electroporation products.

•                  In March 2003, we acquired substantially all of the assets of Genomic Instrumentation Services, d/b/a/ GeneMachines for approximately $8.1 million in cash.  GeneMachines designs, develops, manufactures and distributes high-throughput instrumentation for DNA and protein microarray production, nucleic acid sample preparation and DNA synthesis.

Revenues.  We generate revenues by selling instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website. For products primarily under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our customers are end user research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is a function of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog.

For our higher priced products, generally those priced over $25,000, we have direct sales organizations which consist of sales and marketing personnel, customer support, technical support and field application service support.  These organizations have been structured to attend to the specific needs associated with the promotion and support of higher priced capital equipment customers.  The combined expertise of both our sales and technical support staff provide a balanced skill set when promoting the relevant products at seminars, on site demonstrations and exhibitions which are done routinely.  The expertise of our field service personnel provides complete post sale customer support for both instrument specific diagnostics, repair and maintenance, and applications support.

For the year ended December 31, 2002, approximately 86% of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 14% of our revenues were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2002, approximately 45% of our revenues were derived through catalog sales and through reference to our website, which is an electronic version of our catalog. We do not currently have the capability to accept purchase orders through our website. For the year ended December 31, 2002, approximately 59% of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to Amersham Biosciences, the distributor for our spectrophotometers and plate readers. Amersham Biosciences distributes these products to customers around the world from its distribution center in Upsalla, Sweden, including to many customers located in the United States. As a result, we believe our international sales would have been less as a percentage of our revenues for the year ended December 31, 2002 if we had shipped our products directly to our end users.

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

Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and related expenses for personnel in sales, marketing and customer support functions. We also incur costs for travel, trade shows, demonstration equipment, public relations and marketing materials, consisting primarily of the printing and distribution of our 1,000 page catalog, supplements and various other specialty catalogs, and the maintenance of our web sites. We may from time to time expand our marketing efforts by employing additional technical marketing specialists in an effort to increase sales of selected categories of products in our catalog.  We may also from time to time expand our direct sales organizations in an effort to increase and or support sales of our higher priced capital equipment instruments.

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

Stock compensation expense.  Stock compensation expense resulting from stock option grants to our employees represents the difference between the fair market value and the exercise price of the stock options on the grant date for those options considered fixed awards.  Stock compensation expense is also recorded for stock option grants that were considered variable awards because the number of shares to be acquired by employees was indeterminable at the date of grant. Stock compensation on fixed and variable awards is amortized as a charge to operations over the vesting period of the options.

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

•                  accounting for income taxes;

•                  revenue recognition; and

•                  inventory.

Valuation of identifiable intangible assets in business combinations.  Identifiable intangible assets consist primarily of trademarks and acquired technology.  Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market value.  Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates.  The value assigned to trademarks was determined by estimating the royalty income that would be negotiated at an arm’s-length transaction if the asset were licensed from a third party.  A discount factor, ranging from 25% to 31.5%, which represents both the business and financial risks of such investments, was used to determine the present value of the future streams of income attributable to trademarks.  The specific approach used to value trademarks was the Relief from Royalty (“RFR”) method.  The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset.  The royalty savings are then calculated by multiplying a royalty rate times a determined royalty base, i.e., the applicable level of future revenues.  In determining an appropriate royalty rate, a sample of guideline, arm’s length royalty and licensing agreements are analyzed.  In determining the royalty base, forecasts are used based on management’s judgments of expected conditions and expected courses of actions.  The value assigned to acquired technology was determined by using a discounted cash flow model which measures what a buyer would be willing to pay currently for the future cash stream potential of existing technology.  The specific method used to value the technologies involved estimating future cash flows to be derived as a direct result of those technologies, and discounting those future streams to their present value.

The discount factors used, ranging from 25% to 36%,  reflects the business and financial risks of an investment in technologies.  Forecasts of future cash flows are based on managements’ judgment of expected conditions and expected courses of action.

Valuation of in-process research and development in business combinations.  Purchase price allocation to in-process research and development represents the estimated fair value of research and development projects that are reasonably believed to have no alternative future use.  The value assigned to in-process research and development was determined by independent appraisals by estimating the cost to develop the purchased in-process research and development into commercially feasible products, estimating the percentage of completion at the acquisition date, estimating the resulting net risk-adjusted cash flows from the projects and discounting the net cash flows to their present value.  The discount rates used in determining the in-process research and development expenditures reflects a higher risk of investment because of the higher level of uncertainty due in part to the nature of the Company and the industry to constantly develop new technology for future product releases and ranged from 25% to 43.5%.  The forecasts used by the Company in valuing in-process research and development were based on assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable.  Given the uncertainties of the development process, no assurance can be given that deviations from the Company’s estimates will occur and no assurance can be given that the in-process research and development projects identified will ever reach either technological or commercial success.  The amounts allocated to in-process research and development in 2002 and 2001 of $1,551,000 and $5,447,000, respectively, were expensed as of the acquisition dates.

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

In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Among other things, SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be an impairment.  The impairment test consists of a comparison of the fair value of the Company’s reporting units with their carrying amount.  If the carrying amount exceeds its fair value, the Company is required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired.  The impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount.  If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  In accordance with SFAS 142, we were required to perform an initial impairment review of our goodwill effective January 1, 2002.  During the second quarter of 2002, the Company completed the implementation impairment review.  The review concluded there was no impairment of goodwill at the time of implementation. On December 31, 2002, the Company performed its annual impairment test, which did not indicate any impairment.

Accounting for income taxes.  We are required to determine our annual  income tax provision in each of the jurisdictions in which we operate.  This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  To the extent we believe that recovery does not meet this “more likely than not” standard as required in SFAS 109, Accounting for Income Taxes, we must establish a valuation allowance.  If a valuation allowance is established or increased in a period, we must allocate the related income tax expense to income from continuing operations in the consolidated statement of operations to the extent those deferred tax assets originated from continuing operations.  To the extent income tax benefits are allocated to stockholders’ equity, the related valuation allowance also must be allocated to stockholders’ equity.

Management judgment is required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  At December 31, 2002, we have established a valuation allowance attributable to certain acquisition-related temporary differences as we believe that a portion of the deferred tax assets at December 31, 2002 will not meet the “more likely than not” standard for realization in the carryback and carryforward periods based on the criteria set forth in SFAS 109, Accounting for Income Taxes. We review the recoverability of deferred tax assets during each reporting period.  For a further discussion of income taxes see note 13 to the consolidated financial statements.

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

Inventory.  The Company values its inventory at the lower of the actual cost to purchase (first-in, first-out method) and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value if less than cost, based primarily on its estimated forecast of product demand. Since forecasted product demand quite often is a function of previous and current demand, a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, the Company’s industry is subject to technological change and new product development, and technological advances could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant adverse impact on the value of the Company’s inventory and its reported operating results.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.  Revenues increased $16.5 million, or 40%, to $57.4 million in 2002 from $40.9 million in 2001. Approximately $11.3 million of the $16.5 million increase, or 68%, represented the base revenues, (the revenue stream of an acquired company prior to acquisition), for the acquisitions made in 2002 and the full year effect of base revenues from acquisitions made in 2001.  The balance of the increase was from the leveraged growth in acquisitions and from existing businesses that introduced new products.  Revenues for 2002 would have been approximately $56.2 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2001 exchange rates, an increase of 37% over 2001.

Cost of product revenues.  Cost of product revenues increased $8.6 million, or 43%, to $28.8 million in 2002 from $20.2 million in 2001. As a percentage of product revenues, cost of product revenues for 2002 was higher by 0.7 % compared to 2001 due to the additional cost of product revenues for fair value adjustments made to inventory and backlog acquired in connection with the acquisition of Genomic Solutions and sold prior to December 31, 2002.  Without this additional expense of $514,000, the cost of product revenues as a percent of product revenues would have been the same as it was for 2001.  A significant portion of the expenses associated with collaboration revenue is included in research and development expense.

General and administrative expense.  General and administrative expense increased $2.2 million, or 31%, to $9.2 million in 2002 from $7.0 million in 2001 due primarily to acquisitions.  A portion of the increase, $1.8 million or 82%, is due to the effects of our 2002 acquisitions and our 2001 acquisitions having a full year impact on 2002 spending compared to a partial year impact in 2001.  The balance of the increase in spending over 2001 of approximately $400,000 was due primarily to increases in expenses such as insurance, professional legal and audit services, and salaries and related costs.   As a percentage of revenues, general and administrative expense decreased from 17% in 2001 to 16% in 2002.

Restructuring and severance related expenses.  During 2002 we incurred a charge of $784,000 related to restructurings at our Union Biometrica (“UBI”) and Biochrom subsidiaries.  The restructuring at UBI was due to the lack of strong revenue growth to support its infrastructure.  The restructuring charges associated with UBI in 2002 totaled approximately $310,000 and consisted of $166,000 in lease buyout costs for excess and unused space, and $144,000 in personnel severance and related costs.  As planned when we completed the acquisition of Walden Precision Apparatus (“WPA”) in July 2002, the operations of WPA were moved into the Biochrom facility in the third quarter of 2002.  As part of this consolidation, we eliminated duplicative positions in our Biochrom and WPA operations and reduced facility costs.  This resulted in a $474,000 restructuring charge in 2002, which consisted entirely of severance and related costs related to existing Biochrom employees.  During 2001, severance packages totaling $298,000 including related costs, were negotiated for the President of UBI and for the Chief Scientific Officer of UBI.  Both the President and Chief Scientific Officer were executives of UBI prior to our acquisition of UBI, and the President was the majority shareholder prior to the acquisition.  The termination of their employment resulted in an additional expense of $162,000 related to the intangible asset recorded at the date of acquisition for in place work force.

Sales and marketing expense.  Sales and marketing expense increased $3.6 million, or 74%, to $8.4 million in 2002 from $4.8 million in 2001 due primarily to acquisitions.  Excluding the effect of acquisitions made during 2001 and 2002 of $3.2 million, sales and marketing expense grew $397,000, or 8%, due primarily to the addition of sales, customer and technical support personnel to support the direct distribution of certain of our Biochrom products.  As a percentage of revenues, sales and marketing expense was 15% in 2002 compared to 12% in 2001. We expect sales and marketing expense to continue to increase reflecting the continued addition of sales and marketing personnel to promote technology acquired in 2001 as well as to expand our distribution channels.

Research and development expense.  Research and development spending was $4.1 million in 2002, $1.7 million of which was related to businesses acquired in 2001 and 2002.  Excluding this $1.7 million, spending in 2002 was approximately $2.4 million, a decrease of approximately $770,000 from spending in 2001.  This decrease was due to several factors including the timing of project spending, the amount of spending related to collaboration revenues, and the restructuring of our Union Biometrica subsidiary during the year.  As a percentage of revenues, research and development was 7% in 2002 compared to 8% in 2001.

In-process research and development expense.  As of the date of the acquisitions in 2002 of Genomic Solutions and in 2001 of Warner Instruments and Union Biometrica, we recorded $1.6 million, $159,000 and $5.3 million respectively of in-process research and development expense representing the estimated fair value of acquired research and development projects with no alternative future use.

Stock compensation expense.  We recorded $1.3 million of stock compensation expense in the twelve months ended December 31, 2002. We will recognize approximately $550,000 of additional expense over the remaining vesting life of the options. In 2001, we recorded stock compensation expense of approximately $2.7 million in connection with the grant of stock options to employees.

Amortization of goodwill and other intangibles.  Amortization of goodwill and other intangibles, including amortization of acquired technology, was $1.5 million in 2002 and $1.7 million in 2001.  As a result of fully adopting SFAS 142, “Goodwill and Other Intangible Assets”  we did not record any amortization of goodwill or other indefinite lived intangibles in 2002.  For acquisitions subsequent to June 30, 2001, no amortization expense for goodwill or indefinite lived intangibles was recorded during 2001.  If this adoption had been made at the beginning of 2001, amortization expense would have been approximately $654,000 for 2001 compared to the $1.5 million recorded in 2002.  This increase of approximately $850,000 was the result of amortizing definite lived intangible assets related to our acquisitions in 2002 and the full year effect of amortization of definite lived intangible assets associated with our 2001 acquisitions.

Other income (expense), net.  Other income, net, was $707,000 in 2002 compared to $1.2 million in 2001.  Net interest income for 2002 was $341,000 compared to $1.4 million in 2001.  Net interest income for 2002 and 2001 was the result of interest earned on the proceeds from our December 2000 initial public offering and the underwriters exercise of the over allotment in January 2001.  The decline in net interest income in 2002 compared to 2001 was due to lower interest rates in 2002, and lower available cash balances in 2002.  This reduction in cash balances was the result of using cash, both in 2001 and 2002, to fund acquisitions.  Other income for 2002 also includes a favorable foreign currency gain of $402,000 compared to an unfavorable currency loss of $100,000 in 2001.  Effective January 1, 2002, certain debt between us and our foreign subsidiaries is now treated as a long-term investment rather than as debt with repayment expected in the foreseeable future (as it was previously treated.)  Accordingly, in 2002 we did not record a foreign currency gain adjustment in our consolidated statement of operations related to this intercompany debt.  Instead, we recorded the effect of the exchange rate fluctuation as a currency translation adjustment in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).  The currency translation adjustment recorded in other comprehensive income in connection with this intercompany debt in 2002 was a gain of $1,000,000.  In 2001, the foreign currency gain reflected in the income statement related to this intercompany debt was approximately $116,000.

Income taxes.  The Company’s effective income tax rates were 35% for 2002 and 37% for 2001 notwithstanding the effects of the nondeductible in-process research and development charges for 2002 and 2001, certain stock compensation expense for 2002 and 2001 and certain amortization of goodwill and intangibles for 2001. The decrease in the income tax rate was principally due to the adoption of SFAS 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and certain intangibles deemed to have an indefinite life.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.  Revenues increased $10.3 million, or 34%, to $40.9 million in 2001 from $30.6 million in 2000. Approximately $4.0 million of the $10.3 million increase, or 39%, represented the base revenues (the revenue stream of an acquired company prior to acquisition) for the acquisitions made in 2001 and the full period effect of base revenues from acquisitions made in 2000.  The balance of the increase was from existing businesses that introduced new products including new lines of spectrophotometers and plate readers and from the leveraged growth in acquisitions.  Revenues for 2001 would have been approximately $42.0 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2000 exchange rates, an increase of 37% over 2000.

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

General and administrative expense.  General and administrative expense increased $1.8 million, or 35%, to $7.0 million in 2001 from $5.2 million in 2000 due primarily to acquisitions.  Excluding the general and administrative spending from the acquisitions, general and administrative expense increased $0.7 million, or 14%, due to the full period effect of the additional costs associated with public company status, additional headcount to support expanding operations, and legal expense in connection with the suit against us by Harvard University.  As a percentage of revenues, general and administrative expense remained constant at approximately 17%.

Restructuring and Severance Related Expenses.  During 2001, severance packages were negotiated totaling $298,000 including related costs, for the President and Chief Scientific Officer of Union Biometrica (“UBI”), both executives of UBI prior to the acquisition of UBI; the President being the majority shareholder and seller.  The termination of their employment resulted in an additional expense of $162,000 related to the intangible asset recorded at the date of acquisition for in place work force.

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

Research and development expense.  Research and development spending was $3.2 million in 2001, $1.8 million of which resulted from 2001 acquisitions.  Excluding this $1.8 million , spending in 2001 was approximately $1.4 million, basically unchanged from spending in 2000.  As a percentage of revenues, research and development was 8% in 2001 compared to 5% in 2000.  This higher level resulted primarily from the acquisition of Union Biometrica, which, as an early stage commercial technology company, spends a higher percentage of revenues on research and development than our traditional businesses.   The Union Biometrica acquisition is expected to result in research and development spending at a higher level as a percentage of revenues than we have traditionally experienced.

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

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness, research and development expenditures, and capital expenditures. As of December 31, 2002, we had cash and cash equivalents of $15.3 million. Since 1996, we have raised $72.5 million, consisting of $3.0 million of preferred and common stock issued in private placements or upon exercise of stock options and warrants, $17.7 million of debt and $51.8 million from issuance of common stock in our initial public offering in December 2000 and the subsequent exercise of the underwriters over allotment in January 2001. Upon receipt of the initial public offering proceeds on December 12, 2000, we repaid all existing debt and redeemed all outstanding preferred stock.  Included in the $17.7 million of debt raised are the proceeds from the $6.0 million bridge loan entered into in March 2003.

On March 12, 2003, we entered into an agreement with Brown Brothers Harriman & Co. for a $6.0 million bridge loan in the form of a demand promissory note to partially fund the acquisition of GeneMachines.  We are currently negotiating a $12.0 million (which will include the amount of the bridge loan) revolving credit facility which would, if implemented, be available to fund future acquisitions and for working capital purposes.

Our operating activities generated cash of $ 799,000 in 2002, $4.1 million in 2001 and $2.1 million in 2000.  For all periods presented, operating cash flows were primarily due to operating results, including the full-year effect of acquisitions prior to non-cash charges, partially offset by working capital requirements.   During 2002, Genomic Solutions required approximately $3.0 million in cash to fund working capital needs primarily as a result of the liabilities that were assumed as part of the acquisition.

Our investing activities used cash of $12.8 million in 2002, $20.2 million in 2001, and $5.3 million in 2000.  Cash has been used in the following technology and business acquisitions:

•                              $9.7 million for Genomic Solutions in October 2002,

•                              $1.2 million for Walden Precision Apparatus Ltd. in July 2002,

•                              $1.8 million for Asys Hitech GmbH in December 2001,

•                              $3.7 million for Scie-Plas Ltd. in November 2001,

•                              $1.6 million for International Market Supply in June 2001,

•                              $7.5 million for Union Biometrica, Inc. in May 2001,

•                              $2.7 million for Warner Instruments Corporation in May 2001,

•                              $383,000 for substantially all the assets of MitoScan Corporation in December 2000,

•                              $3.1 million for substantially all the assets of AmiKa Corporation in July 2000,

•                              $469,000 for Biotronik’s amino acid analysis systems business in May 2000,

In addition, subsequent to December 31, 2002, we have used cash in the following acquisitions.

•                              $3.7 million for substantially all the assets of the BTX division of Genetronics Biomedical Corporation in January 2003, and

•                              $8.1 million for substantially all of the assets of Genomic Instrumentation Services, d/b/a/ GeneMachines in March 2003.

Our financing activities have historically consisted of borrowings under a revolving credit facility, long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering.  Financing activities used cash of $2.7 million in 2002 and provided cash of $9.7 million in 2001 and $36.5 million in 2000.  During 2002, we used approximately $3.7 million of cash to repay debt, which originated at the sellers request for the acquisition of SciePlas Ltd.  This was partially offset by proceeds from common stock issuances of approximately $1.1 million of which $886,000 was from the repayment of a note receivable from an officer.  Prior to 1999, we had historically generated sufficient cash flow from operations to fund expenditures on capital equipment, debt service, equity transactions, stock repurchases and preferred dividend payments. In 1999, in connection with the acquisition of Biochrom, we increased our long-term indebtedness by approximately $5.5 million and issued approximately $1.0 million in convertible preferred stock. As a result, the level of debt service required increased substantially compared to historical levels. Upon completion of the initial public offering in 2000, the convertible preferred stock was converted into common stock and we used $1.5 million of the offering proceeds to redeem our series A redeemable preferred stock and $10.4 million to repay the bank term loan, the subordinated debt and the revolving credit facility.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance operations and capital expenditures for at least 12 months.  However, we may use substantial amounts of capital to accelerate product development, expand our sales and marketing activities or make acquisitions. We may need to raise additional capital to the extent that we exhaust our available capital through these activities.  Additional capital raising activities may dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Moreover, additional capital may not be available on acceptable terms or at all. Accordingly, there can be no assurance that we will be successful in raising additional capital.

Disclosures about Contractual Obligations

The following schedule represents our contractual obligations as of December 31, 2002.

	Payments Due by Period
Contractual Obligation	Total	2003	2004	2005	2006	2007	2008 and beyond
Notes payable	$871,532	$573,180	$298,352	$—	$—	$—	$—
Capital leases, including imputed interest	269,586	153,620	72,932	22,165	20,869	—	—
Operating leases	6,348,498	2,280,819	1,706,776	1,007,000	592,880	435,788	325,235
Total	$7,489,616	$3,007,619	$2,078,060	$1,029,165	$613,749	$435,788	$325,235

 Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During 2002 the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth, while in 2001, the U.S. dollar strengthened against these currencies resulting in reduced consolidated revenue and earnings growth, as expressed in U.S. dollars.  For 2002, the gain associated with the translation of foreign equity into U.S. dollars was approximately $2.5 million, and, for 2001, the loss associated with the translation of foreign equity into U.S. dollars was approximately $235,000. In addition, the currency fluctuations resulted in approximately $400,000 in foreign currency gains in 2002, and in 2001 a foreign currency loss of approximately $100,000.

Historically, we have not hedged our foreign currency position. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. However, as our sales expand internationally, we plan to evaluate our currency risks and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

Backlog

Our order backlog was approximately $5.6 million as of December 31, 2002 and $2.9 million as of December 31, 2001. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period. We typically ship our backlog at any given time within 90 days.

Recently Issued Accounting Pronouncements

In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued.  SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets.  This Statement is effective for fiscal years beginning after June 15, 2002.  Accordingly, the Company will adopt SFAS No. 143 on January 1, 2003.  The Company does not expect that the adoption of this Statement will have a material impact on its consolidated results of operations or financial position.

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

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued.  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, and (2) can be measured at fair value.  SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.  The Company does not believe that the adoption of this Statement on January 1, 2003 will have a material impact on its consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

In November, 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor.  The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  This Issue otherwise does not change applicable revenue recognition criteria.  Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  Companies may apply this consensus prospectively to new arrangements initiated after the date of adoption or as a cumulative catch adjustment.  Early adoption of the consensus is permitted.  We are currently evaluating the effects of adopting the provisions of the EITF’s consensus on this Issue.

Impact of Inflation

We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three years.

Important Factors That May Affect Future Operating Results

Our operating results may vary significantly from quarter to quarter and year to year depending on a number of factors, including:

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

Harvard Bioscience may have difficulty successfully integrating the businesses, the domestic and foreign operations or the product lines of Harvard Bioscience and Genomic Solutions, and as a result, Harvard Bioscience may not realize any of the anticipated benefits of the merger. In particular, Harvard Bioscience may not successfully leverage Genomic Solutions’ sales force or either company’s distribution channels which could adversely affect the combined company following the merger. Additionally, neither Harvard Bioscience nor Genomic Solutions can assure that the growth rate of the combined company will equal the growth rates that have been experienced by Harvard Bioscience and Genomic Solutions, respectively, operating as separate companies in the past.

Genomic Solutions, Harvard Bioscience’s recently acquired subsidiary, has a history of losses and may not be able to sustain profitability.

Genomic Solutions incurred net losses of $4.0 million for the six months ended June 30, 2002, $26.1 million for the year ended December 31, 2001, $8.9 million for the year ended December 31, 2000 and $11.1 million for the year ended December 31, 1999. As of June 30, 2002, Genomic Solutions had an accumulated deficit of $72.0 million. In September 2001, Genomic Solutions instituted a restructuring plan designed to reduce its operating expenses. In July 2002, Genomic Solutions announced a further restructuring of its operations. However, even with these restructurings, Genomic Solutions needs to generate significant revenues to achieve and maintain profitability. Genomic Solutions’ continued revenue growth depends on many factors, many of which are beyond its control, including factors discussed in this risk factors section. Genomic Solutions may not sustain revenue growth. Even if Genomic Solutions does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis.

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

Since Harvard Bioscience manufactures and sells its products worldwide, its business is subject to risks associated with doing business internationally. Harvard Bioscience’s revenues from its non-U.S. operations represented approximately 59% of total revenues for the year ended December 31, 2002. Harvard Bioscience anticipates that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of Harvard Bioscience’s manufacturing facilities and suppliers are located outside the United States. Accordingly, Harvard Bioscience’s future results could be harmed by a variety of factors, including:

•                  changes in foreign currency exchange rates, which resulted in a foreign currency gain of approximately $402,000 and an increase of foreign equity of approximately $2,527,000 for the year ended December 31, 2002,

•                  changes in a specific country’s or region’s political or economic conditions, including Western Europe and Japan, in particular,

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

For the year ended December 31, 2002, approximately 59% of Harvard Bioscience’s business was conducted in currencies other than the U.S. dollar, which is its reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which Harvard Bioscience does business have caused and will continue to cause foreign currency transaction gains and losses. Currently, Harvard Bioscience attempts to manage foreign currency risk through the matching of assets and liabilities. In the future, Harvard Bioscience may undertake to manage foreign currency risk through additional hedging methods. Harvard Bioscience recognizes foreign currency gains or losses arising from its operations in the period incurred. Harvard Bioscience cannot guarantee that it will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Additional costs for complying with recent and proposed  future  changes in Securities and Exchange Commission, Nasdaq Stock Market and accounting rules could adversely affect our profits.

Recent and proposed future changes in the Securities and Exchange Commission and Nasdaq rules, as well as changes in  accounting rules, will cause the Company to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner.  These additional costs may be significant enough to cause the Company’s growth targets to be reduced, and consequently, the Company’s financial position and results of operations may be negatively impacted.

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

Harvard Bioscience’s success is highly dependent on the continued services of key management, technical and scientific personnel. Harvard Bioscience’s management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, Chane Graziano, the President, David Green, the Chief Financial Officer, Susan Luscinski, or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Harvard Bioscience maintains key person life insurance on Messrs. Graziano and Green. Harvard Bioscience’s future success will also depend on its ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel in the technology area is intense, and Harvard Bioscience operates in several geographic locations where labor markets are particularly competitive, including Boston, Massachusetts and London and Cambridge, England, and where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If it is unable to hire and retain a sufficient number of qualified employees, Harvard Bioscience’s ability to conduct and expand its business could be seriously reduced.

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

Harvard Bioscience’s continued success will depend in significant part on its ability to obtain and maintain meaningful patent protection for certain of its products throughout the world. Patent law relating to the scope of claims in the technology fields in which Harvard Bioscience operates is still evolving. The degree of future protection for Harvard Bioscience’s proprietary rights is uncertain. Harvard Bioscience owns 22 U.S. patents and has 20 patent applications pending in the U.S. Harvard Bioscience also owns numerous U.S. registered trademarks and trade names and has applications for the registration of trademarks and trade names pending. Harvard Bioscience relies on patents to protect a significant part of its intellectual property and to enhance its competitive position. However, Harvard Bioscience’s presently pending or future patent applications may not issue as patents, and any patent previously issued to Harvard Bioscience may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to Harvard Bioscience in the future may not be sufficiently broad to prevent third parties from producing competing products similar to Harvard Bioscience’s products. In addition, the laws of various foreign countries in which Harvard Bioscience competes may not protect its intellectual property to the same extent as do the laws of the United States. If Harvard Bioscience fails to obtain adequate patent protection for its proprietary technology, its ability to be commercially competitive will be materially impaired.

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

Harvard Bioscience’s business strategy depends, in part, on successfully developing and commercializing its ADMET screening, molecular biology, high-throughput/high-content screening, and genomics, proteomics and high-throughput screening to meet customers’ expanding needs and demands, an example of which is the COPAS™ technology obtained from the 2001 acquisition of Union Biometrica. Market acceptance of this and other new products will depend on many factors, including the extent of Harvard Bioscience’s marketing efforts and its ability to demonstrate to existing and potential customers that its technologies are superior to other technologies or techniques and products that are available now or may become available in the future. If Harvard Bioscience’s new products do not gain market acceptance, or if market acceptance occurs at a slower rate than anticipated, it could materially adversely affect its business and future growth prospects.

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

For the year ended December 31, 2002, approximately 18% of Harvard Bioscience’s revenues were generated through an agreement with Amersham Biosciences, which was renegotiated in August 2001, under which Amersham Biosciences acts as the primary marketing and distribution channel for the products of Harvard Bioscience’s Biochrom subsidiary. Under the terms of this agreement, Harvard Bioscience is restricted from allowing another person or entity to distribute, market and sell the majority of the products of its Biochrom subsidiary. Harvard Bioscience is also restricted from making or promoting sales of the majority of the products of its Biochrom subsidiary to any person or entity other than Amersham Biosciences or its authorized sub-distributors. Harvard Bioscience has little or no control over Amersham Biosciences’ marketing and sales activities or the use of its resources. Amersham Biosciences may fail to purchase sufficient quantities of products from Harvard Bioscience or perform appropriate marketing and sales activities. The failure by Amersham Biosciences to perform these activities could materially adversely affect Harvard Bioscience’s business and growth prospects during the term of this agreement. In addition, Harvard Bioscience’s inability to maintain its arrangement with Amersham Biosciences for product distribution could materially impede the growth of Harvard Bioscience’s business and its ability to generate sufficient revenue. Harvard Bioscience’s agreement with Amersham Biosciences may be terminated with 30 days notice under some circumstances, including in the event of a breach of a material term by Harvard Bioscience. This agreement has an initial term of three years, commencing August 1, 2001, after which it will automatically renew for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms by either party upon 18 months prior written notice. While Harvard Bioscience believes its relationship with Amersham Biosciences is good, Harvard Bioscience cannot guarantee that the contract will be renewed or that Amersham Biosciences will aggressively market Harvard Bioscience’s products in the future.

Accounting for goodwill may have a material adverse effect on Harvard Bioscience.

Harvard Bioscience has historically amortized goodwill purchased in its acquisitions on a straight-line basis ranging from five to 15 years. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives from acquisitions after June 30, 2001 and existing goodwill and intangible assets with indefinite lives from acquisitions prior to July 1, 2001 that remain as of December 31, 2001 are no longer amortized, but instead are evaluated annually to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable, or more frequently, if events or circumstances indicate there may be an impairment. If it is determined in the future that a portion of Harvard Bioscience’s goodwill is impaired, Harvard Bioscience will be required to write off that portion of its goodwill which could have an adverse effect on net income for the period in which the write off occurs. At December 31, 2002, Harvard Bioscience had goodwill of $31.1 million, or 29% of its total assets.

Harvard Bioscience may be adversely affected by litigation or arbitration involving Paul D. Grindle.

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against Harvard Bioscience and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to Harvard Bioscience’s purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of stock in Harvard Bioscience, or the disgorgement of the profits of Harvard Bioscience’s sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s stock as of January 2, 2002. On October 30, 2002, the Company received a decision from the arbitrator that it has prevailed on all claims asserted against it and certain of its directors in the arbitration action.  Specifically, the Company received a written decision from the arbitrator granting its motion for summary disposition with respect to all claims brought against all parties in the action.  We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters have been consolidated and are pending.  Harvard Bioscience believes that the defense of this challenge could involve significant litigation-related expenses, which could have an adverse effect on Harvard Bioscience’s results of operations.

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

Genomic and proteomic research is used to determine the role of genes and proteins in living organisms. The Company’s  products are designed and used for genomic and proteomic research and drug discovery and cannot be used for genetic screening without significant modification. However, it is possible that government authorities and the public may fail to distinguish between the genetic screening of humans and genomic and proteomic research. If this occurs, the Company’s products and the processes for which its products are used may be subjected to government regulations intended to affect genetic screening. Further, if the public fails to distinguish between the two fields, it may pressure the Company’s customers to discontinue the research and development initiatives for which the Company’s products are used.

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

Harvard Bioscience anticipates that its existing capital resources, including debt and equity, will enable it to maintain currently planned operations for the foreseeable future. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, Harvard Bioscience may need additional funding sooner than anticipated. Harvard Bioscience’s inability to raise capital could seriously harm its business and product development efforts.

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

The market price of Harvard Bioscience’s common stock has experienced significant fluctuations since its initial public offering in December 2000 and may become volatile and could decline in the future, perhaps substantially, in response to various factors, many of which are beyond its control, including:

•                  technological innovations by competitors or in competing technologies,

•                  revenues and operating results fluctuating or failing to meet the expectations of securities analysts or investors in any quarter,

•                  termination or suspension of equity research coverage by securities’ analysts,

•                  comments of securites’ analysts and mistakes by or misinterpretation of comments from analysts,

•                  downward revisions in securities analysts’ estimates or management guidance,

•                  investment banks and securities’ analysts may themselves be subject to suits that may adversely affect the perception of the market,

•                  conditions or trends in the biotechnology and pharmaceutical industries,

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed under Item 15 below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of Registrant.

Incorporated by reference to the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, in connection with the 2003 Annual Meeting of Stockholders.  Information concerning executive officers of the Registrant is included in Part I of this Report as Item 4.A.

Item 11. Executive Compensation.

Incorporated by reference to the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, in connection with the 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, in connection with the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

Incorporated by reference to the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, in connection with the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures.

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

(b)                                 Changes in internal controls.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements.

The following documents are filed as part of this report:

1.	Independent Auditors’ Report.

2.	Consolidated Balance Sheets as of December 31, 2002 and 2001.

3.	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

4.	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

6.	Notes to Consolidated Financial Statements.

(a) (2)  Consolidated Financial Statement Schedules.

None required.

(a) (3)  Exhibits.

The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

(1)2.1	Asset Purchase Agreement dated March 2, 1999 by and among Biochrom Limited and Pharmacia Biotech Limited and Pharmacia & Upjohn, Inc. and Harvard Apparatus, Inc.

(1)2.2	Asset Purchase Agreement dated July 14, 2000 by and between Harvard Apparatus, Inc., AmiKa Corporation and Ashok Shukla.

(2)2.3	Agreement and Plan of Merger dated as of May 31, 2001 by and among Harvard Bioscience, Inc., Union Biometrica, Inc. and Union Biometrica, Inc.

(3)2.4

Agreement and Plan of Merger by and among Harvard Bioscience, Inc., HAG Acq. Corp. and Genomic Solutions, Inc., dates as of July 17, 2002 (excluding schedules and exhibits which Harvard Bioscience, Inc. agrees to furnish supplementally to the Securities and Exchange Commission upon request).

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.

(1)3.2	Amended and Restated By-laws of the Registrant.

(1)4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of the Registrant.

(1)4.2

Amended and Restated Securityholders’ Agreement dated as of March 2, 1999 by and among Harvard Apparatus, Inc., Pioneer Partnership II, Pioneer Capital Corp., First New England Capital, L.P. and Citizens Capital, Inc. and Chane Graziano and David Green.

(1)10.1	Harvard Apparatus, Inc. 1996 Stock Option and Grant Plan.

(1)10.2	Harvard Bioscience, Inc. 2000 Stock Option and Incentive Plan.

(1)10.3	Harvard Bioscience, Inc. Employee Stock Purchase Plan.

+(4)10.4	Distribution Agreement dated August 1, 2001 by and between Biochrom Limited and Amersham Pharmacia Biotech UK Limited.

(1)10.5	Employment Agreement between Harvard Bioscience and Chane Graziano.

(1)10.6	Employment Agreement between Harvard Bioscience and David Green.

(1)10.8	Form of Director Indemnification Agreement.

(4)10.9	Lease Agreement dated January 3, 2002 between Seven October Hill LLC and Harvard Bioscience, Inc.

(1)10.10

Lease of Unit 22 Phase I Cambridge Science Park, Milton Road, Cambridge dated March 3, 1999 between The Master Fellows and Scholars of Trinity College Cambridge, Biochrom Limited and Harvard Apparatus, Inc.

(3)10.11	Employment Agreement between Genomics Solutions and Jeff Williams

(5)10.12	Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated August 7, 1997

(6)10.13	Fourth Addendum to Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated May 17, 2000

(7)10.14	Fifth Addendum to Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated September 10, 2001

(7)10.15	Lease between Cartesian Technologies, Inc. and Airport Industrial Complex, dated February 5, 2002

10.16	Lease between Genomic Solutions Inc. and County Road Properties, dated March 8, 2003 and first Addendum thereto, dated March 10, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

99.1	Sarbanes-Oxley Act of 2002, Section 906 – Certification of Chief Executive Officer

99.2	Sarbanes-Oxley Act of 2002, Section 906 – Certification of Chief Financial Officer

(1) Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-45996) and incorporated by reference thereto.

(2) Previously filed as an exhibit to the Company’s report on Form 8-K/A (filed August 14, 2001 and incorporated by reference thereto.)

(3) Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-98927) and incorporated by reference thereto.

(4) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed April 1, 2002 and incorporated by reference thereto.)

(5) Previously filed as an exhibit to Genomic Solutions Inc.’s Registration Statement on Form S-1, as amended (File No. 333-30246) and incorporated by reference thereto.

(6) Previously filed as an exhibit to Genomic Solutions Inc.’s Annual Report on Form 10-K (filed April 2, 2001 and incorporated by reference thereto.)

(7) Previously filed as an exhibit to Genomic Solutions Inc.’s Annual Report on Form 10-K (filed April 1, 2002 and incorporated by reference thereto.)

+ Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission(the “Commission”).

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

4.               Form 8-K filed November 7, 2002 – reporting the completion of the Company’s acquisition of Genomic Solutions, Inc. pursuant to an Agreement and Plan of Merger dated July 17, 2002.

5.               Form 8-K filed March 3, 2003 – reporting the signing of an Asset Purchase Agreement among Genomic Solutions  Inc, a wholly-owned subsidiary of the Company, and Genomic Instrumentation Services, Inc., d/b/a/ GeneMachines.

6.     Form 8-K filed March 25, 2003 – reporting the completion of the aquisition of Genomic Instrumentation Services, Inc., d/b/a GeneMachines.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Harvard Bioscience, Inc.:

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries (the “Company”) as of  December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company fully adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets” as required for goodwill and intangible assets resulting from business combinations consummated prior to June 30, 2001.

/s/ KPMG LLP
March 3, 2003, except as to Note 22, which is as of March 12, 2003 Boston, Massachusetts

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents (note 7)	$15,313,280	$29,385,455
Trade accounts receivable, net of reserve for uncollectible accounts of $144,058 and $97,597 at December 31, 2002 and 2001, respectively, (note 19)	13,916,563	6,490,189
Other receivable and other assets	478,566	1,114,142
Inventories (note 5)	15,467,268	5,972,708
Catalog costs	282,690	243,878
Prepaid expenses	1,882,943	700,227
Deferred tax asset (note 13)	1,072,943	846,291
Total current assets	48,414,253	44,752,890

Property, plant and equipment, net (notes 6 and 10)	5,918,029	3,505,742
Other assets:
Catalog costs, less current portion	—	60,225
Deferred tax asset (note 13)	668,902	256,131
Goodwill and other intangibles, net of accumulated amortization of $2,289,554 and$2,743,908 at December 31, 2002 and 2001, respectively (notes 3 and 4)	51,345,704	33,194,508
Other assets (note 12)	1,236,613	592,275
Total other assets	53,548,824	34,103,139

Total assets	$107,583,501	$82,361,771

Current liabilities:
Current installments of long-term debt (note 7)	$699,005	$3,894,088
Trade accounts payable	5,524,688	3,100,414
Deferred revenue	1,458,703	599,535
Accrued income taxes payable	1,150,642	1,442,311
Accrued expenses (note 17)	7,362,343	2,912,201
Other liabilities	403,244	207,339
Total current liabilities	16,598,625	12,155,888

Long-term debt, less current installments (note 7)	399,965	637,153
Deferred income tax liability (note 13)	930,251	2,756,861
Other liabilities	1,273,433	—
Total long-term liabilities	2,603,649	3,394,014
Total liabilities	19,202,274	15,549,902
Commitments and contingencies (notes 10, 14, 18 and 21)
Stockholders’ equity (notes 8,9,14 and 20):
Common stock, par value $.01 per share, 80,000,000 shares authorized; 34,692,050 and 31,339,373 shares issued and 30,031,266 and 26,678,589 shares outstanding at December 31, 2002 and 2001	346,921	313,394
Additional paid-in-capital – stock options	6,208,515	5,837,474
Additional paid-in-capital – common stock	165,413,193	147,455,103
Accumulated deficit	(82,850,958)	(83,588,285)
Accumulated other comprehensive income (loss)	894,431	(789,134)
Notes receivable	(963,130)	(1,748,938)
Treasury stock, 4,660,784 common shares, at cost	(667,745)	(667,745)
Total stockholders’ equity	88,381,227	66,811,869

Total liabilities and stockholders’ equity	$107,583,501	$82,361,771

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000

Product revenues	$56,343,610	$40,005,442	$30,574,800
Research revenues	1,036,772	862,945	—
Total revenues (notes 15 and 19)	57,380,382	40,868,387	30,574,800

Costs and expenses
Cost of product revenues	28,823,765	20,179,762	15,833,338
General and administrative expense	9,187,125	7,000,638	5,181,299
Restructuring and severance related expense	783,824	459,925	—
Sales and marketing expense	8,435,145	4,840,468	3,185,340
Research and development expense	4,145,997	3,178,591	1,532,896
Stock compensation expense	1,269,397	2,678,743	14,675,299
In-process research and development expense (note 3)	1,551,400	5,447,000	—
Amortization of goodwill and other intangibles	1,542,759	1,743,821	604,191

Operating income (loss)	1,640,970	(4,660,561)	(10,437,563)

Other income (expense):
Foreign currency gain (loss)	402,373	(99,566)	(324,153)
Common stock warrant interest expense (note 9)	—	—	(36,884,915)
Interest expense	(104,175)	(6,869)	(916,210)
Interest income	445,674	1,358,554	159,849
Amortization of deferred financing costs	—	—	(152,683)
Other	(36,497)	(10,023)	45,291

Other income (expense), net	707,375	1,242,096	(38,072,821)

Income (loss) before income taxes	2,348,345	(3,418,465)	(48,510,384)
Income taxes (note 13)	1,611,018	1,789,953	1,359,401

Net income (loss)	737,327	(5,208,418)	(49,869,785)
Accrual of preferred stock dividends (note 8)	—	—	(136,151)

Net income (loss) available to common shareholders	$737,327	$(5,208,418)	$(50,005,936)

Income (loss) per share (note 16):
Basic	$0.03	$(0.20)	$(6.25)
Diluted	$0.03	$(0.20)	$(6.25)

Weighted average common shares:
Basic	27,090,054	25,784,852	8,005,386
Diluted	27,597,564	25,784,852	8,005,386

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Number Of shares Outstanding	Common Stock	Additional Paid-in Capital - Stock Options	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Notes Receivable	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 1999	10,259,410	$102,604	$3,283,164	—	$(28,373,931)	$(54,690)	—	$(667,745)	$(25,710,598)

Preferred stock dividends	—	—	—	—	(136,151)	—	—	—	(136,151)
Issuance of common stock
Initial public offering	6,250,000	62,500	—	44,731,292	—	—	—	—	44,793,792
Preferred stock conversion	955,935	9,559	—	990,441	—	—	—	—	1,000,000
Common stock warrants	8,509,333	85,093	—	67,994,187	—	—	—	—	68,079,280
Stock option exercises	3,467,954	34,670	(13,322,514)	14,878,752	—	—	(1,587,939)	—	2,969
Stock compensation expense	—	—	14,675,299	—	—	—	—	—	14,675,299
Comprehensive loss:
Net loss	—		—	—	(49,869,785)	—	—	—	(49,869,785)
Translation adjustments	—		—	—	—	(499,883)	—	—	(499,883)
Total comprehensive loss									(50,369,668)
Balance at December 31, 2000	29,442,632	$294,426	$4,635,949	$128,594,672	$(78,379,867)	$(554,573)	$(1,587,939)	$(667,745)	$52,334,923

Issuance of common stock
Underwriters overallotment	937,500	9,375	—	6,964,735	—	—	—	—	6,974,110
Business acquisitions	659,282	6,593	2,781,222	7,140,024	—	—	—	—	9,927,839
Stock option exercises	288,075	2,881	(4,419,439)	4,653,564	—	—	—	—	237,006
Stock purchase plan	11,884	119	—	102,108	—	—	—	—	102,227
Stock compensation expense	—	—	2,678,743	—	—	—	—	—	2,678,743
Accrued interest shareholder note			160,999				(160,999)		—
Comprehensive loss:
Net loss	—	—	—	—	(5,208,418)	—	—	—	(5,208,418)
Translation adjustments	—	—	—	—	—	(234,561)	—	—	(234,561)
Total comprehensive loss									(5,442,979)
Balance at December 31, 2001	31,339,373	$313,394	$5,837,474	$147,455,103	$(83,588,285)	$(789,134)	$(1,748,938)	$(667,745)	$66,811,869

Issuance of common stock
Business acquisitions	3,195,083	31,951	—	16,766,165	—	—	—	—	16,798,116
Stock option exercises	128,355	1,284	(998,857)	1,088,450	—	—	—	—	90,877
Stock purchase plan	29,239	292	—	103,475	—	—	—	—	103,767
Stock compensation expense	—	—	1,269,397	—	—	—	—	—	1,269,397
Shareholder note
Accrued interest	—	—	100,501	—	—	—	(100,501)	—	—
Note repayment	—	—	—	—	—	—	886,309	—	886,309
Comprehensive income:
Net income	—	—	—	—	737,327	—	—	—	737,327
Translation adjustments	—	—	—	—	—	2,526,789	—	—	2,526,789
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(843,224)	—	—	(843,224)
Total comprehensive income									2,420,892
Balance at December 31, 2002	34,692,050	$346,921	$6,208,515	$165,413,193	$(82,850,958)	$894,431	$(963,130)	$(667,745)	$88,381,227

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$737,327	$(5,208,418)	$(49,869,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Common stock warrant interest expense	—	—	36,884,915
Stock compensation expense	1,269,397	2,678,743	14,675,299
In-process research and development expense	1,551,400	5,447,000	—
Impairment loss on write down of intangible assets	—	162,090	—
Depreciation	1,114,125	622,090	393,357
Amortization of catalog costs	352,659	605,108	340,037
Gain on sale of fixed assets	—	(36)	(2,207)
Provision for bad debts	23,411	8,978	2,430
Amortization of goodwill and other intangibles	1,542,759	1,743,821	604,191
Amortization and write-off of deferred financing costs	—	—	152,683
Deferred income taxes	(555,462)	193,628	927,665
Changes in operating assets and liabilities, net of effects of business acquisitions:
Increase in accounts receivable	(3,739,516)	(691,318)	(737,414)
(Increase) decrease in other receivables	1,106,591	37,433	(1,045,776)
(Increase) decrease in inventories	1,312,088	(637,426)	(737,737)
(Increase) decrease in prepaid expenses and other assets	(904,888)	11,272	85,555
(Increase) decrease in other assets	183,596	396,962	(108,492)
Increase (decrease) in trade accounts payable	(628,622)	(47,727)	324,672
Increase (decrease) in accrued income taxes payable	(486,034)	631,716	(225,672)
Increase (decrease) in accrued expenses	(1,353,735)	234,614	442,794
Increase (decrease) in deferred revenue	216,593	(1,204,386)	—
Increase (decrease) in other liabilities	(942,225)	(889,113)	39,395
Net cash provided by operating activities	799,464	4,095,032	2,145,810

Cash flows from investing activities:
Additions to property, plant and equipment	(1,306,730)	(1,838,851)	(629,518)
Additions to catalog costs	(324,108)	(358,402)	(673,811)
Proceeds from sales of fixed assets	113	5,626	2,658
Acquisition of businesses, net of cash acquired	(10,735,975)	(17,984,128)	(4,031,625)
Net cash used in investing activities	(12,366,700)	(20,175,755)	(5,332,296)

Cash flows from financing activities:
Proceeds from short-term debt	—	—	1,600,000
Repayments of short-term debt	—	(3,800,000)
Proceeds from long-term debt	—	4,325,519	2,000,000
Repayments of long-term debt	(3,744,850)	(507,395)	(7,859,328)
Dividends paid	—	—	(171,072)
Net proceeds from issuance of preferred stock	—	—	—
Redemption of preferred stock	—	—	(1,500,000)
Net proceeds from issuance of common stock	600,374	5,880,318	46,250,994
Net cash provided (used) by financing activities	(3,144,476)	9,698,442	36,520,594

Effect of exchange rate changes on cash	639,537	(49,258)	86,833

Increase (decrease) in cash and cash equivalents	(14,072,175)	(6,431,539)	33,420,941
Cash and cash equivalents at the beginning of year	29,385,455	35,816,994	2,396,053
Cash and cash equivalents at the end of year	$15,313,280	$29,385,455	$35,816,994

Non cash investing and financing activity:
Common stock and options issued for acquisition	$17,278,689	$9,927,839	—

Supplemental disclosures of cash flow information:
Cash paid for interest	$111,812	$6,600	$1,008,673
Cash paid for income taxes	$2,087,454	$729,886	$1,571,192

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

We are global developer, manufacturer and marketer of a broad range of specialized products, primarily scientific instruments, used to accelerate drug discovery research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. We sell our products to thousands of researchers in over 100 countries through our direct sales force, our 1,000 page catalog (and various other specialty catalogs), and through distributors, including Amersham Biosciences and PerkinElmer. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Austria and Belgium with sales facilities in Japan, France and Canada.

(2)                                 Summary of Significant Accounting Policies

(a)           Principles of Consolidation

The consolidated financial statements include the accounts of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(b)           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management’s estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for inventory obsolescence, catalog cost amortization periods, tax and reserves for bad debts. In addition, certain estimates are required in order to determine the value of assets and in-process research and development associated with acquisitions.  Estimates are also required to evaluate the recoverability of existing long lived and intangible assets, including goodwill.  Actual results could differ from those estimates.

 (c)          Cash and Cash Equivalents

For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

(d)           Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

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

(h)           Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries are translated at exchange rates in effect at year-end. Income and expenses are translated at rates which approximate those in effect on the transaction dates. The resulting translation adjustment is recorded, as a separate component of stockholders’ equity (deficit) in accumulated other comprehensive income (loss) in the consolidated balance sheets.  Effective January 1, 2002, certain debt between the Company and its foreign subsidiaries is being treated as a long-term investment rather than as debt with repayment expected in the foreseeable future as previously treated.  For the year ended December 31, 2002, the Company did not record a foreign currency gain adjustment in its income statement related to this intercompany debt. Instead the Company recorded the effect of the exchange rate fluctuation as a currency translation adjustment, in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

(i)            Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion

No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded, using the graded method, on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123, provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation plans under SFAS No. 123, Accounting for Stock Based Compensation, and amends the disclosure requirements of SFAS No. 123. As allowed by SFAS No. 148 and 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding awards in each period.

	2002	2001	2000
Net income(loss) available to common stockholders, as reported	$737,327	$(5,208,418)	$(50,005,936)
Add: stock-based employee compensation expense included in reported net income, net of tax	1,222,076	2,622,726	14,458,611
Deduct: total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	4,794,772	3,124,647	14,610,415
Pro forma net loss	$(2,835,369)	$(5,710,339)	$(50,157,740)
Basic net income (loss) per share	$0.03	$(0.20)	$(6.25)
Pro forma basic net loss per share	$(0.10)	$(0.22)	$(6.27)
Diluted net income (loss) per share	$0.03	$(.020)	$(6.25)
Pro forma diluted net loss per share	$(0.10)	$(0.22)	$(6.27)

(j)            Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted income per share is similar to the computation of basic income per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive.  For 2001 and 2000, diluted loss per share is the same as basic loss per share as the inclusion of common stock equivalents would be antidilutive.

(k)           Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income (Loss).  SFAS No. 130 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized.  The Company has chosen to disclose comprehensive income (loss), which encompasses, net of tax, net income (loss), foreign currency translation adjustments and a pension minimum additional liability adjustment, net of tax, in the consolidated statements of stockholders’ equity (deficit). As of December 31, 2002, accumulated comprehensive income consisted of cumulative foreign currency translation adjustments of $1,737,655 and a minimum pension liability adjustment of $(843,224). As of December 31, 2001, accumulated comprehensive loss of $(789,134) consisted entirely of cumulative foreign currency translation adjustments.

(l)            Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment or installation when applicable. Product returns are estimated and provided for based on historical experience.  For long- term collaboration agreements, revenue is recognized based on the costs incurred, which are included as part of research and development expense, as the related work on the contracts progress.

(m)          Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company fully adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, in accordance with the provisions of SFAS No. 142. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was not required as the Company identified one reporting unit, the fair value of which exceeded its carrying value. The Company has chosen the fourth quarter to perform its annual impairment test.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 5 to 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis generally from 10 to 15 years.  The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

(n)           Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for the impairment of long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

(p)           Recently Issued Accounting Pronouncements

In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued.  SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets.  This statement is effective for fiscal years beginning after June 15, 2002.  Accordingly, the Company will adopt SFAS No. 143 on January 1, 2003.  The Company does not expect that the adoption of this statement will have a material impact on consolidated results of operations or financial position.

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

SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.  The Company does not believe that the adoption of this Statement on January 1, 2003 will have a material impact on its consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

In November, 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor.  The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  This Issue otherwise does not change applicable revenue recognition criteria.  Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  Companies may apply this consensus prospectively to new arrangements initiated after the date of adoption or as a cumulative catch adjustment.  Early adoption of the consensus is permitted.  We are currently evaluating the effects of adopting the provisions of the EITF’s consensus on this Issue.

(3)                                 Acquisition of Businesses

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

On May 1, 2001, the Company acquired substantially all the assets and certain liabilities of Warner Instruments Corporation (“Warner Instruments”), a developer, manufacturer and marketer of cell and tissue electro-physiology products.  Cash consideration of $2,700,000 (including approximately $69,000 of acquisition related expenses) was paid for the assets.  The cost of the acquisition allocation on the basis of fair market value of assets acquired and the purchase method of accounting resulted in the following allocation: current assets of $951,000, property, plant and equipment of $34,000, purchased intangibles of $1.9 million which included: trade name of $320,000, workforce in place of $380,000, acquired technologies of $1.0 million , patents of $9,000, in-process research and development of $159,000 and goodwill of $136,000 and liabilities assumed of $234,000.

On May 31, 2001, the Company acquired all of the outstanding common and preferred shares of Union Biometrica, Inc. (“Union Biometrica”) for $17.5 million.  Union Biometrica develops, manufactures and markets instruments that enable high throughput analysis and sorting of model organisms used in drug discovery research.  The transaction was accounted for using the purchase method of accounting.  The aggregate purchase price of $17.5 million, net of cash acquired of $562,000, included 659,282 common shares and 263,202 common stock options that had an estimated fair value of $10 million.  The purchase price which has been allocated on the basis of fair market value of assets acquired and liabilities assumed resulted in the following allocation:  current assets of $0.5 million, property, plant and equipment of $0.2 million, other assets of $1.6 million, purchased intangibles of $10.1 million, which included work force in place of $1.4 million, acquired technologies of $8 million and trademarks of $0.8 million, in-process research and development of $5.3 million, goodwill of $6.2 million and liabilities assumed of $6.5 million.

                On June 29, 2001, the Company acquired all the stock of International Market Supply, Ltd (“IMS”), a company engaged in developing, manufacturing and marketing respiration products.  Cash consideration of approximately $1,600,000 (including approximately $114,000 of acquisition related expenses) was paid for the stock.  The cost of the acquisition was allocated on the basis of fair market value of assets acquired and the purchase method of accounting resulted in an allocation of approximately $1,402,000 to goodwill, $462,000 to current assets, $39,000 to property, plant and equipment and $277,000 in liabilities assumed.

On November 1, 2001, the Company acquired all the stock of  Scie-Plas, Ltd., a designer, manufacturer and marketer of electrophoresis tools for molecular biology.  Cash consideration of $4,151,000 (including approximately $99,000 of acquisition related expenses) was paid for the stock.  The Company had not finalized the allocation of purchase price as of December 31, 2001.  An estimation of the allocation was prepared and included as part of the financial statements for the year ended December 31, 2001.  The estimated allocation did not differ significantly from the final allocation. The final  purchase price has been allocated as follows:  $3,926,000 to goodwill and other intangibles, $327,000 to property, plant and equipment, current assets of $804,000, other assets $23,000 and liabilities assumed of $929,000.

On December 6, 2001, the Company acquired all the stock of Asys Hitech GmbH, a designer, manufacturer and marketer of low volume, high throughput, liquid dispensers used for high throughput screening in drug discovery research.  Cash consideration of $2,043,000 (including approximately $143,000 of acquisition related expenses) was paid for the stock.  The Company had not finalized the allocation of purchase price as of December 31, 2001.  An estimation of the allocation was prepared and included as part of the financial statements for the year ended December 31, 2001.  The estimated allocation did not differ significantly from the final allocation.  The final purchase price has been allocated as follows:  $1,983,000 to goodwill and other intangibles, $23,000 to property, plant and equipment, current assets of $512,000, other assets of $39,000 and liabilities assumed of $514,000.

On July 1, 2002, the Company, acquired all the stock of Walden Precision  Apparatus (“WPA”), a designer, manufacturer and marketer of low cost diode-array spectrophotometers for cash consideration of $1,466,000 (including approximately $101,000 of acquisition related expenses).  As of December 31, 2002, cash consideration of $280,000 and acquisition costs of $9,500 have not been paid.  The allocation of the purchase price is as follows:  $1,671,000 to goodwill and other intangibles, $110,000 to property, plant and equipment, current assets of $599,000 and liabilities assumed of $914,000.

On October 25, 2002, the Company acquired all of the outstanding common stock of Genomic Solutions, Inc. for approximately $27.0 million, including $0.7 million in related acquisition costs.  The results of operations have been included in the consolidated financial statements since the date of acquisition.  Genomic Solutions develops, manufactures and sells products in the fields of proteomics, high-throughput screening and DNA microarray systems including products for protein sample preparation and analysis in conjunction with mass spectrometry; high-speed, noncontact assay preparation for high-throughput screening and high-fidelity microarray processing and analysis.  As a result of the acquisition, the Company is expected to further its strategy of providing a broad range of specialized products in strong positions in niche markets focused on the bottlenecks in drug discovery.  Genomic Solutions has strong products in niche markets within the bottlenecked fields of :  protein sample preparation for mass spectrophotometry, assay preparation for high-throughput screening and microarray processing.

The aggregate purchase price of $27.0 million included 3,195,083 common shares that had an estimated fair value of $17.3 million.   The fair value of the stock was estimated using the weighted average market value of the shares for the two days prior and three days subsequent to the announcement of the acquisition on July 17, 2002.  The amount recorded in the consolidated statement of stockholders equity (deficit) and used in the purchase price allocation below is net of approximately $481,000 of costs associated with registering and issuing these shares.  The purchase price which has been allocated on the basis of fair market value of assets acquired and liabilities assumed at the date of acquisition resulted in the following allocation which is net of cash acquired of $156,700 and in-process research and development of $1,551,400:

(in thousands)
Current assets	$13,224
Property, plant and equipment	1,949
Long-term assets	418
Deferred tax asset, net	1,612
Goodwill and other indefinite lived intangibles	11,192
Intangible assets	5,367
Total assets acquired	$33,762

Current liabilities	(8,435)
Long-term debt	(70)
Total liabilities assumed	(8,505)
Net assets acquired	$25,257

The $5.4 million of acquired intangible assets was allocated to existing products and technology.  In the fourth quarter of 2002, $1.6 million of in-process research and development was expensed   and $0.5 million of fair value adjustments related to backlog and inventory was expensed through cost of goods sold for orders that were on backlog at the date of acquisition but have since been sold.

All acquisitions have been accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective acquisition dates.

In connection with the acquisition of Warner Instruments, Union Biometrica and Genomic Solutions, certain research and development projects acquired were determined to have no alternative future use.  Accordingly, $159,000, $5,288,000 and $1,551,400, respectively, of purchased in-process research and development was expensed in the second quarter of 2001 for Warner and Union Biometrica and the fourth quarter of 2002 for Genomic Solutions. The amount was established by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed.  The value of the projects identified to be in progress were determined by estimating future cash flows from the projects once commercially feasible, discounting net cash flows back to their present value and then applying a percentage of completion to the calculated value.  The discount rate used averaged 25% to 44% for the projects identified.  Development of the technologies remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.  Additionally, the value of other intangible assets acquired may become impaired.

The following unaudited pro forma results of operations gives effect to the acquisition of Genomic Solutions as if it had occurred as of January 1, 2001.  Pro forma information related to the WPA acquisition is not provided as the acquisition is not material to the consolidated financial statements.  Such pro forma information reflects certain adjustments including amortization of goodwill, income tax effect and an increase in the number of weighted average shares outstanding.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place as described and is not necessarily indicative of results that may be obtained in the future.

	Years Ended December 31,
	2002	2001
	(Unaudited, in 000’s except per share data)
Pro forma revenues	$73,786	$57,708

Pro forma net loss	$(10,365)	$(34,241)

Pro forma net loss per share:

Basic and diluted	$(0.34)	$(1.18)

Pro forma weighted average common shares:

Basic and diluted	30,285	28,980

(4)           Goodwill and Other Intangible Assets

On January 1, 2002, the Company fully adopted  SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment.  During the second quarter of 2002, the Company completed the implementation impairment review as required.  The review concluded there was no impairment of goodwill at the time of implementation.  On December 31, 2002, the Company completed its annual goodwill impairment test and concluded there was no impairment.

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and other indefinite lived intangible assets as of January 1, 2002.  The following table presents the annual results of the Company assuming SFAS 142 was adopted on January 1, 2000.

	Years Ended December 31,
	2002	2001	2000
Net income (loss) available to common shareholders	$737,327	$(5,208,418)	$(50,005,936)
Add back: goodwill amortization, net of tax	—	811,714	458,979
Adjusted net income (loss)	$737,327	$(4,396,704)	$(49,546,957)

Basic and diluted earnings per share:
Net income (loss)	$0.03	$(0.20)	$(6.25)
Goodwill amortization, net of tax	—	0.03	0.06
Adjusted net income (loss)	$0.03	$(0.17)	$(6.19)

Intangible assets consist of the following:

	December 31, 2002		December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$20,784,949	$2,019,453	$11,966,892	$568,981
Tradename	1,788,328	269,101	1,679,818	157,101
Patents	9,000	1,000	9,000	400
Total Amortizable Intangible Assets	$22,582,277	$2,289,554	$13,655,710	$726,482
Unamortizable intangible assets:
Goodwill and indefinite lived intangible assets	$31,052,981	$—	$22,282,706	$2,017,426
Total Intangible Assets	$53,635,258	$2,289,554	$35,938,416	$2,743,908

On July 1, 2002, the Company acquired intangible assets of approximately $1.7 million in connection with the acquisition of Walden Precision Apparatus (“WPA”) consisting of approximately $1.2 million of amortizable assets and $0.5 million of goodwill (including approximately $0.1 million of acquisition related expenses).   On October 25, 2002, the Company acquired intangible assets of approximately $16.6 million in connection with the acquisition of Genomic Solutions consisting of approximately $5.4 million of amortizable assets and $11.2 million of goodwill (including approximately $0.7 million of acquisition related expenses).  Intangible asset amortization expense was $1,543,000 for the year ended December 31, 2002. As a result of the Company completing its adoption of SFAS No. 142, there have been no changes to amortizable lives or methods other than goodwill and indefinite lived intangible assets associated with acquisitions consummated prior to June 30, 2001 is no longer amortized.  Amortization expense of existing amortizable intangible assets is estimated to be $2.1 million for each of the years ending December 31, 2003, 2004 and 2005 and $2.0 million for the years ending December 31, 2006 and 2007.

(5)                                 Inventories

Inventories consist of the following:

	December 31,
	2002	2001
Finished goods	$6,057,012	$3,329,336
Work in process	1,878,663	593,833
Raw materials	7,531,593	2,049,539
	$15,467,268	$5,972,708

(6)                                 Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2002	2001
Land and buildings	$1,104,153	$756,232
Machinery and equipment	4,459,426	2,688,150
Computer equipment	2,185,125	1,331,204
Furniture and fixtures	1,040,214	478,015
Automobiles	254,606	177,613
	9,043,524	5,431,214
Less accumulated depreciation	3,125,495	1,925,472
	$5,918,029	$3,505,742

(7)                                 Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2002	2001
Notes payable	$871,532	$4,333,174
Capital lease obligations (note 10)	227,438	198,067
	1,098,970	4,531,241
Less current installments	699,005	3,894,088
	$399,965	$637,153

                On November 1, 2001, at the request of the sellers of Scie-Plas Ltd., the Company entered into a loan agreement with the sellers to defer payment of approximately $3.9 million of the purchase price for the outstanding shares of Scie-Plas Ltd. (see note 3).  The loan is secured with cash in an equal amount and accrues interest at the same rate of interest earned by the cash.  Approximately $3.5 million of the note was paid in November, 2002, and the remaining $.4 million is due May 1, 2003.

On December 5, 2001, in connection with the purchase of the outstanding shares of Asys Hitech, GmbH, the Company assumed a liability of $278,000 related to amounts owed to a shareholder of Asys Hitech.  Approximately $167,000 of this debt was paid in April, 2002, with the remaining $111,000 paid in December 2002.

In connection with the acquisition of Asys Hitech, payment of approximately $200,000 of the purchase price was deferred until settlement of the final statement of net assets.  Final settlement of the statement of net assets occurred in 2002, resulting in a reduction of the purchase price of approximately $43,000.  The balance of $157,000 is due and payable on September 6, 2003.

On July 1, 2002, in connection with the purchase of the outstanding shares of Walden Precision Apparatus (“WPA”), the Company assumed liabilities of $298,000 related to amounts owed to shareholders of WPA. The entire debt will be paid in the first half of 2004.

(8)                                 Convertible and Redeemable Preferred Stock

During 1999, 48,500 shares of Series B convertible and redeemable preferred stock were issued . The net proceeds from this issuance were $925,174. The Company’s Series B convertible redeemable preferred stock had a dividend preference over the Series A preferred stock, and as a result, no dividends were paid in respect of shares of Series A preferred stock unless all accrued dividends that became  payable in respect of Series B preferred stock were paid. The Series B redeemable convertible preferred stock was convertible at the option of the holder, at any time, into shares of common stock of the Company at a conversion rate of 19.71 shares of common stock for each share of Series B redeemable convertible preferred stock, subject to adjustment for subdivision of Series B preferred stock or any issuance of additional shares of Series B preferred stock.  In December 2000, the convertible preferred stock was converted to 955,935 shares of common stock of the Company simultaneously with the initial public offering of the Company’s common stock.

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

(9)                                 Common Stock Warrants

On March 15, 1996, common stock warrants, which enabled the holders to purchase a like amount of the Company’s common stock for $0.0005 per share, were issued in connection with the issuance of Series A redeemable preferred stock (6,046,510 warrants) and subordinated debentures (2,463,395 warrants).

Commencing on March 15, 2002, the holders of the warrants may have at any time required the Company to repurchase the warrants, or any common shares previously acquired from exercise of the warrants, for their fair market value as determined in good faith by the Company’s board of directors. In 2000 interest expense of  $36,884,915 was recorded to accrue the estimated amount of this potential liability in accordance with EITF 96-13, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.

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

(10)                           Leases

The Company leases automobiles and equipment under various leases that are classified as capital leases. The carrying value of automobiles and equipment under capital leases at December 31, 2002 and 2001 was $254,711 and $199,822, respectively, which is net of $74,835 and $12,834, respectively, of accumulated depreciation.

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2009. Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $2,209,000, $744,000 and $541,000, respectively.

Future minimum lease payments for both capital and operating leases, with initial or remaining terms in excess of one year at December 31, 2002, are as follows:

	Capital Leases	Operating Leases
2003	$153,620	$2,280,819
2004	72,932	1,706,776
2005	22,165	1,007,000
2006	20,869	592,880
2007	—	435,788
Thereafter	—	325,235
Net minimum lease payments	$269,586	$6,348,498

Less amount representing interest	42,148
Present value of net minimum lease payments	$227,438

(11)                          Related Party Transactions

In 2000, the Company paid an annual consulting fee to a former stockholder who formerly served on its board of directors and, by written agreement, provided no less than five days of consulting services each month. The agreement was scheduled to expire on March 15, 2001 or at the time of any initial public offering of the Company’s stock or other sale of a material portion of the Company’s stock or assets, if such a transaction occurred before that date. As of September 30, 2000, the agreement with the former stockholder was rescinded. The related consulting expense for the year ended December 31, 2000 was $294,583.

The Company holds two promissory notes, with accrued interest at December 31, 2002 in the amounts of $63,023 and $48,151 for amounts owed by Jeffrey Williams, the President of the Company’s Genomic Solutions subsidiary and a member of the Company’s Board of Directors.  The notes were assumed by the Company in connection with the acquisition of Genomic Solutions. Both notes have a five year maturity.  The first note,  with an original principal of $47,250 and  accrued interest of $15,773, was due in January, 2003.  This note was paid in full by Mr. Williams in February, 2003 with a principal payment of $47,250 and accrued interest of $16,377.  The remaining note with a principal balance of $40,000 matures in February, 2005.

(12)                          Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes an employee savings plan established under Section 401(k) of the U.S. Internal Revenue Code (the "401(k) Plan"). The 401(k) plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the profit sharing retirement plan are at the discretion of management. For the years ended December 31, 2002, 2001, and 2000, the Company contributed approximately $175,000, $142,000 and $81,000, respectively, to the plans.

Certain of the Company’s subsidiaries in the United Kingdom (UK), Harvard Apparatus Limited, and Biochrom Limited maintain contributory, defined benefit pension plans for substantially all of their employees.

The components of the Company’s pension expense follows:

	Years Ended December 31,
	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$399,779	$390,223	$319,053
Interest cost	458,614	418,178	347,215
Expected return on plan assets	(543,096)	(512,564)	(527,397)
Net amortization gain (loss	39,224	17,581	(20,769)
Net periodic benefit cost	$354,521	$313,418	$118,102

The funded status of the Company’s defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2002 and 2001 follows:

	2002	2001
Change in benefit obligation:
Balance at beginning of year	$7,272,720	$7,221,941
Service cost	399,779	390,223
Interest cost	458,614	418,178
Participants’ contributions	90,516	94,357
Actuarial loss (gain)	67,887	(606,776)
Benefits paid	(300,211)	(68,592)
Currency translation adjustment	796,062	(176,611)
Balance at end of year	$8,785,367	$7,272,720

Change in fair value of plan assets:
Balance at beginning of year	$6,442,800	$6,744,668
Actual return on plan assets	(316,806)	(421,810)
Participants’ contributions	90,516	94,357
Employer contributions	310,772	243,428
Benefits paid	(300,211)	(68,592)
Expenses paid	(48,275)	—
Currency translation adjustment	647,129	(149,251)
Balance at end of year	$6,825,925	$6,442,800

	Years Ended December 31,
	2002	2001
Funded status	$(1,959,442)	$(829,920)
Unrecognized net loss	2,290,299	1,211,987
Net amount recognized	$330,857	$382,067

The amounts recognized in the consolidated balance sheets consist of:

	2002	2001
Prepaid benefit cost	$330,857	$382,067
Minimum pension liability	(1,204,575)	—
Accumulated other comprehensive loss	843,224	—
Deferred tax asset	361,351	—
Net amount recognized	$330,857	382,067

The weighted average assumptions used in determining the net pension cost for the Company’s plans follows:

	Years Ended December 31,
	2002	2001	2000
Weighted average assumptions:
Discount rate	5.5%	6.0%	6.0%
Expected return on assets	7.7%	8.0%	7.0-8.0%
Rate of compensation increase	3.25%	4.0%	4.5%

(13) Income Taxes

Income tax expense (benefit) attributable to income (loss) from continuing operations for the years ended December 31, 2002, 2001 and 2000 consisted of:

	Years Ended December 31,
	2002	2001	2000

Current income tax expense (benefit):
Federal and state	$(21,165)	$(158,835)	$(560,364)
Foreign	2,187,645	1,755,161	992,100
	2,166,480	1,596,326	431,736

Deferred income tax (benefit) expense:
Federal and state	(141,450)	396,038	903,168
Foreign	(414,012)	(202,411)	24,497
	(555,462)	193,627	927,665
Total income tax expense	$1,611,018	$1,789,953	$1,359,401

                The income tax benefits derived from certain stock-based compensation, amount to $0, $121,275 and $0 for the years ended December 31,2002, 2001 and 2000, respectively, were allocated to stockholders’ equity.

Income tax expense for the periods ended December 31, 2002, 2001 and 2000 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following:

	Years Ended December 31,
	2002	2001	2000

Computed “expected” income tax expense (benefit)	$798,437	$(1,162,278)	$(16,469,067)
Increase (decrease) in income taxes resulting from:
Foreign tax rate and regulation differential	65,151	195,561	112,097
State income taxes, net of federal income tax benefit	29,613	(73,834)	63,600
Foreign trading gross receipts tax benefit	(76,776)	(30,195)	(32,596)
Interest expense (common stock warrants)	—	—	12,539,403
Stock compensation expense in excess of allowable tax benefits on exercise of options	382,840	826,487	5,197,149

Nondeductible acquisition goodwill, trademark and workforce	—	127,234	—
Nondeductible in-process research and development	527,476	1,851,980	—
Federal tax expense differential from prior year tax	(126,640)	(31,381)	(48,896)
Tax credits	(203,399)	—	—
Change in valuation allowance allocated to income tax Expense	220,147	—	—
Other	(5,831)	86,379	(2,289)

Total income tax expense	$1,611,018	$1,789,953	$1,359,401

Income tax expense is based on the following pre-tax income (loss) for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,
	2002	2001	2000

Domestic	$(2,676,602)	$(7,408,456)	$(51,098,496)
Foreign	5,024,947	3,989,991	2,588,112
	$2,348,345	$(3,418,465)	$(48,510,384)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2002 and  2001 are as follows:

	Years Ended December 31
	2002	2001
Deferred tax assets:
Accounts receivable	$283,466	$1,055
Inventory	713,333	286,868
Operating loss and credit carryforwards	18,209,525	1,467,814
Accrued expenses	108,463	56,793
Goodwill and other intangibles	893,848	35,782
Property, plant and equipment	166,898	21,897
Minimum pension liability	361,351	—
Other accrued liabilities	1,316,909	293,211
Total gross deferred tax assets	22,053,794	2,163,420
Less: valuation allowance	(15,160,201)	—
Net deferred tax assets	6,893,593	2,163,420

Deferred tax liabilities:
Property, plant and equipment	174,599	39,616
Intangible assets	5,907,400	3,778,243

Total deferred tax liabilities	6,081,999	3,817,859
Net deferred tax asset (liability)	$811,594	$(1,654,439)

The amount recorded as gross deferred tax assets as of December 31, 2002 and December 31, 2001 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.  The Company believes that a portion of the gross deferred tax asset at December 31, 2002 will more likely than not be realized in the carryforward period.  Management reviews the recoverability of deferred tax assets during each reporting period.

At December 31, 2002, the Company had federal and state net operating loss carryforwards available to offset future taxable income of approximately $47,727,000 which will begin to expire in 2012.  Furthermore, the Company had foreign operating loss carryforwards to offset future taxable income of approximately $1,000,000 which begin to expire in 2006.  The Company also had general business and minimum tax credit carryforwards available to reduce future regular income taxes of approximately $638,000 and $65,000, respectively, which begin to expire in 2010.  Utilization of the net operating losses and tax credits may be subject to an annual limitation imposed by change in control provisions of Section 382 of the Internal Revenue Code and similar state provisions.

In accordance with SFAS No. 109, Accounting for Income Taxes, the accounting for the tax benefits of acquired deductible temporary differences which are not recognized at the acquisition date because a valuation allowance may be established and recognized subsequent to the acquisitions, will be applied first to reduce to zero, any goodwill and other noncurrent intangible assets related to the acquisitions.  Any remaining tax benefits would be recognized as reduction of income tax expense.  As of December 31, 2002, approximately $21,854,000 of the Company’s gross deferred tax asset pertains to acquired companies.  If the Company concludes in a subsequent period, that a valuation allowance is required for previously recognized tax benefits from acquisitions, the establishment or reestablishment of that valuation allowance would be recognized as income tax expense attributable to income from continuing operations, not as an increase in goodwill related to the acquisition.  The Company’s deferred tax liability relates significantly to the financial statement and tax carrying basis amount of certain acquired identifiable intangible assets.

                The total valuation allowance for deferred tax assets as of December 31, 2002 was $15,160,201 of which $220,146 was charged against income tax expense while $14,940,055 was charged against acquisition goodwill and intangible assets.  The total valuation allowance increased by $15,160,201 from December 31, 2001, as a result of an increase in acquired temporary differences, including net operating loss carryforwards, from 2002 acquisitions.  If the valuation allowance is fully realized, $14,940,055 will reduce goodwill and intangible assets and the balance of $220,146 will reduce income tax expense.

                Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $12,725,476, $7,736,580 and $5,297,594 at December 31, 2002, 2001 and 2000, respectively. The Company’s policy is that these earnings are indefinitely reinvested and, accordingly, no related provision for U.S federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (less foreign tax credits) and withholding taxes in the various foreign countries.

(14)                          Stock Compensation Plans

In 2000, the Company approved a stock purchase plan allowing employees to purchase the Company’s common stock at 85% of the lesser of beginning or ending fair market value at six month intervals.  Under this plan, 500,000 shares of common stock are authorized for issuance of which 41,123 shares were issued as of December 31, 2002.

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Plan”) and in 2000, the Company adopted the 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Plan the “Plans”) pursuant to which the Company’s Board of Directors can grant stock options to employees, directors and consultants . The Plans authorize grants of options to purchase up to 5,442,005 shares of authorized but unissued stock.

As of  December 31, 2002 and  2001, 2,935,177 and 1,790,176 “Incentive Stock Options,” and 3,005,868 and 2,827,367 “Non-qualified Stock Options,” respectively, had been granted to employees. The Incentive Stock Options become fully vested over a four year period, on a pro rata basis. The Non-qualified Stock Options granted prior to 1999 became vested during 2000 as the fair market value of the Company’s common stock was determined to be, on a fully diluted basis, not less than $1.42 per common share.  For non-qualified options granted under the 1996 Plan during 1999, prior to an amendment to the 1996 Plan dated September 29, 2000, the options were deemed to be vested and exercisable upon either (i) the sale of all or substantially all of the assets or capital stock of the Company for an actual or implied price per share of not less than $2.09 or (ii) an initial public offering of the Company’s stock with a price per share of not less than $2.09 and gross proceeds to the Company of at least $15 million. On September 29, 2000, the vesting schedule was amended so that the options were vested and exercisable upon either (i) a sale of all or substantially all of the assets or capital stock of the Company for an actual or implied net price per share of Common Stock of not less than $2.09 or (ii) if the fair market value of the Company at any time prior to December 31, 2000 resulted in a per share valuation, on a fully diluted basis, of not less than $2.09 per share. As a result of the 1996 Plan amendment, the related options vested immediately as a per share valuation of $2.09 was attained.

The Company applies APB Opinion No. 25 in accounting for the Plans. APB No. 25 requires no recognition of compensation expense for stock option awards when on the date of grant the exercise price is equal to the estimated fair market value of the Company’s common stock and the number of options granted is fixed. During the year ended December 31, 2002, 1,323,500 stock options were granted to employees at exercise prices equal to fair market value of the Company’s common stock on the date of grant. During the year ended December 31, 2001, 52,621 stock options were granted to employees at an exercise price of $1.87 for 42,766 of the options and $1.05 for 9,855 of the options, which was estimated to be less than the fair market value of the Company’s common stock on the date of grant.  During the year ended December 31, 2000, 1,140,466 stock options were granted to employees at an exercise price of $1.05, which was estimated to be less than the fair market value of the Company’s common stock on the date of grant. Accordingly, for the years ended December 31, 2002, 2001 and 2000, compensation expense of $1,269,397, $2,678,743 and $4,635,949, respectively, was recognized on these stock option grants. As of December 31, 2002 additional compensation expense of approximately $550,000 million will be recognized in future periods. The Company’s 1996 and 1999 Non-qualified Stock Option awards were considered variable awards as the number of shares to be acquired by the employees was indeterminable at the date of grant.  For the year ended December 31, 2000, the Company recognized compensation expense of $10,039,350 on the non-qualified options granted in 1999.

On September 29, 2000, two officers exercised 563,942 non-vested options that were granted during 2000 for 563,942 shares of restricted common shares for cash consideration of $286 and two promissory notes amounting to $589,652 payable to the Company. The notes have a three-year maturity and a fixed interest rate of 10% per annum, compounded annually. The restricted stock becomes fully vested over a four-year period, on a pro rata basis. The estimated fair market value of the shares awarded on the original option date grant and on the date of exercise was estimated to be $6,767,310 of which $900,859, $1,673,025 and $3,217,154 has been recognized as stock compensation expense for the years ended December 31, 2002, 2001 and 2000, respectively. The remaining unearned compensation of approximately $386,000 million is being amortized to expense over the remaining vesting period. Also on September 29, 2000, two officers of the Company exercised 916,514 fully vested options for cash of $465 and two promissory notes amounting to $958,298 payable to the Company. The notes have a three-year maturity and a fixed interest rate of 10% per annum, compounded annually.  In February 2002, one of the officers satisfied his obligations under these promissory notes by payment in full to the Company of the principal amount of the notes and accrued interest of $886,309.The following is a summary of stock option activity.

	Employee Stock Options
	Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 1999	2,932,020	$0.33

Options exercised	(3,467,955)	0.45
Options forfeited	(5,421)	1.05
Options granted	1,170,466	1.23

Balance at December 31, 2000	629,110	$1.33

Options exercised	(288,075)	0.40
Options forfeited	(150,027)	3.20
Options granted	515,057	4.14

Balance at December 31, 2001	706,065	$3.37

Options exercised	(128,355)	0.71
Options forfeited	(98,403)	5.54
Options granted	1,323,500	5.75

Balance at December 31, 2002	1,802,807	$5.19

During 2002, 2001 and 2000, there were no other additional options exercised, canceled, expired or forfeited, or changes in any option terms, including exercise prices. The weighted average fair value of options granted during 2002, 2001 and 2000 was $4.16, $6.68 and $8.75, respectively.

The following is a summary of information relating to stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise price	Number outstanding at December 31, 2002	Weighted- average remaining contractual life	Weighted- average exercise price	Shares exercisable at December 31, 2002	Weighted- average exercise price
$ 0.01	9,534	1.6 years	$0.01	9,534	$0.01
$ 1.05-4.39	801,773	9.8 years	$2.31	133,396	$1.12
$ 6.47-8.15	951,500	8.5 years	$7.47	102,372	$7.82
$ 9.05-10.60	40,000	8.7 years	$9.90	10,000	$9.90
$ 0.01-10.60	1,802,807	8.6 years	$5.19	255,302	$4.12

Had the Company determined compensation cost based on the fair value of the options at the grant date, as is permitted by SFAS No. 123, the Company’s net income (loss) would have been as follows:

	Years Ended December 31,
	2002	2001	2000

Net income (loss) available to common shareholders	$737,327	$(5,208,418)	$(50,005,936)

Pro forma net loss available to common shareholders	$(2,835,369)	$(5,710,339)	$(50,157,740)

Basic net loss per share	$0.03	$(0.20)	$(6.25)

Pro forma basic net loss per share	$(0.10)	$(0.22)	$(6.27)

Diluted net loss per share	$0.03	$(0.20)	$(6.25)

Pro forma diluted net loss per share	$(0.10)	$(0.22)	$(6.27)

The fair value of each option grant for the Company’s Plans is estimated on the date of the grant using the Black-Scholes pricing model, with the following weighted average assumptions used for grants in 2002, 2001 and 2000.

	Years Ended December 31,
	2002	2001	2000

Risk free interest rates	4.0%	5.4%	5.9%
Expected option lives	3 years	2 years	2 years

Expected dividend yields	0%	0%	0%

Expected volatility	91.40%	89.12%	80.90%

(15)                          Segment and Related Information

The Company operates in one business segment: the development, manufacture and marketing of specialized products used to accelerate drug discovery research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide.  The Company provides tools for drug discovery focusing on the areas of target validation, high throughput screening, sample preparation, assay development and ADMET screening.  These products all have similar economic characteristics and attributes, including similar nature of the products and services, similar marketing and distribution channels, similar production processes and similar class of customers. As a result, the Company aggregates its product lines into a single segment of tools for drug discovery. The Company operates primarily in three geographic regions: the United States, United Kingdom and the rest of the world.

The following tables summarize selected financial information of the Company’s operations by geographic location:

Revenues by geographic area consists of the following:

	Y ears Ended December 31,
	2002	2001	2000

United States	$23,622,032	$16,504,892	$9,379,986
United Kingdom.	25,034,535	19,098,428	15,828,225
Rest of the world	8,723,815	5,265,067	5,366,589
	$57,380,382	$40,868,387	$30,574,800

Long lived assets by geographic area consists of the following:

	December 31,
	2002	2001

United States	$39,698,739	$23,297,647
United Kingdom	14,221,355	11,167,486
Rest of the world	3,343,639	2,235,117
	$57,263,733	$36,700,250

(16)                        Income (Loss) Per Share

Basic income (loss) per share is based upon net income (loss) less dividends on preferred stock divided by the weighted average common shares outstanding during each year. The calculation of diluted net income (loss) per share assumes conversion of stock options into common stock. Net income (loss) and shares used to compute net income (loss) per share, basic and diluted, are reconciled below:

	Years Ended December 31,
	2002	2001	2000
Net income (loss) available to common shareholders	$737,327	$(5,208,418)	$(50,005,936)
Weighted average common shares outstanding during the year	27,090,054	25,784,852	8,005,386
Effect of dilutive securities:

Common stock options	507,510	—	—

	27,597,564	25,784,852	8,005,386

For the years ended December 31, 2001 and 2000, common equivalent shares of 597,517 and 7,456,010, respectively, resulting from stock options, warrants and restricted stock were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(17)                          Accrued Expenses

Accrued expenses consist of:

	December 31,
	2002	2001

Accrued compensation and payroll	$1,862,719	$1,643,321
License fees	1,446,479	—
Accrued legal and professional fees	1,185,389	367,198
Warranty costs	689,231	279,331
Other	2,178,525	622,351
	$7,362,343	$2,912,201

(18)                          Contingencies

The Company is subject to legal proceedings and claims arising out of its normal course of business. Management, after review and consultation with counsel, considers that amounts accrued for in connection therewith are adequate.

(19)                          Concentrations of Credit Risk

One commercial customer accounted for 18%, 30% and 39% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, one customer accounted for 11% and 26% of net accounts receivable, respectively. Except as noted above, no other individual customer accounted for more than 10% of  revenues for the years ended December 31, 2002, 2001 and 2000. In addition, except as noted above, no other individual customer accounted for more than 10% of accounts receivable at December 31, 2002 and 2001.

(20)                          Initial Public Offering

On December 7, 2000, the Company sold, pursuant to an underwritten initial public offering, 6,250,000 shares of common stock at a price of $8 per share.  Following the offering, proceeds were used to repay substantially all of the Company’s short-term and long-term debt as well as redeem its redeemable preferred stock (see note 8). On January 4, 2001, the underwriters exercised their allotment option whereby the Company sold an additional 937,500 shares of its common stock at a price of $8 per share. The net proceeds to the Company as a result of these offerings was approximately $51.8 million.

(21)                          Asserted Legal Claims

On December 26, 2000, Harvard University filed a lawsuit in U.S. District Court, District of Massachusetts alleging that our use of the “Harvard Bioscience” and “Harvard Apparatus” names infringes on Harvard University’s trademarks. Harvard University was seeking both injunctive relief and monetary damages.  On April 10, 2001, the U.S. District Court, District of Massachusetts denied Harvard University’s request for a preliminary injunction prohibiting the Company from using the name “Harvard Bioscience” and “Harvard Apparatus”.  The Court did issue an order directing the Company not to use the “Harvard” name in the color crimson or in a font similar to the font used by Harvard University.  On May 6, 2002, the U.S. District Court, District of Massachusetts issued a partial summary judgment order against Harvard University regarding the Company’s use of the name “Harvard Apparatus”.  In December 2002, we settled our dispute with Harvard University by way of a royalty-free license agreement that allows us to continue using the names Harvard Apparatus, Harvard Bioscience and various Harvard related product names.  This license agreement is subject to termination in certain limited circumstances.  Harvard Bioscience will continue to be used as the Company’s name and Harvard Apparatus and various Harvard related product names will continue to be used as brand names on products and catalogs.  The names will be used subject to various stylistic restrictions, primarily avoiding the use of the color crimson and fonts that are similar to those regularly used by Harvard University

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of stock in Harvard Bioscience, or the disgorgement of the profits of our sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we have prevailed on all claims asserted against us and certain of our directors in the arbitration action.  Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action.  We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters have been consolidated and are currently pending.

In September, 2002, our Genomic Solutions subsidiary filed suit against Affymetrix, Inc. in the State of Michigan Circuit Court for the County of Washtenaw for breach of contract, negligent/innocent misrepresentation, tortuous interference with prospective economic advantage and declaratory relief.  The action arises out of a License Agreement that Genomic Solutions entered into with Affymetrix with respect to certain Affymetrix patent rights.  Genomic Solutions is seeking monetary damages including a return of license and royalty fees previously paid to Affymetrix and declaratory relief providing that no further fees are owing to Affymetrix.  In November, 2002, Affymetrix filed a counter-claim against Genomic Solutions alleging breach of contract and requesting approximately $1.45 million in damages for license and other fees and interest allegedly owed.  Discovery in the case is on-going.  Management believes the counter-claim is without merit and intends to vigorously defend it.  The $1.45 million in damages for license and other fees is fully reserved for in the Company’s consolidated financial statements.

In December, 2002, Oxford Gene Technology Ltd. filed suit against our Genomic Solutons subsidiary, Mergen Ltd., Clontech Laboratories, Inc., PerkinElmer Life Sciences, Inc., Axon Instruments, Inc. and BioDiscovery, Inc. in the United States District Court for the District of Delaware  seeking unspecified damages as a result of alleged infringement by each of the defendants of a United States Patent issued to Oxford Gene Technology.    In March, 2003, Genomic Solutions filed an answer denying the allegations and asserted counter-claims seeking a declaratory judgment of non-infringement and a declaratory judgment of invalidity.  Management denies the allegations and will vigorously defend the lawsuit.

From time to time, we may be involved in routine legal matters that arise in the ordinary course of our business.  We are not currently a party to any other claims or proceedings which, we believe, would have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

(22).                       Subsequent Events

In January 2003 we acquired substantially all the assets of the BTX division of Genetronics Biomedical Corporation for $3.7 million in cash.  BTX designs, develops, manufactures and distributes electroporation products.

On March 12, 2003 we acquired substantially all of the assets of Genomic Instrumentation Services, d/b/a/ GeneMachines for approximately $8.1 million in cash.  GeneMachines designs, develops, manufactures and distributes high throughput instrumentation for DNA and protein microarray production, nucleic acid sample preparation and DNA synthesis.

On March 12, 2003, we entered into an agreement with Brown Brothers Harriman & Co. for a $6.0 million bridge loan in the form of a demand promissory note to partially fund the acquisition of GeneMachines.  We are currently negotiating a $12.0 million (which will include the amount of the bridge loan) revolving credit facility which would, if implemented, be available to fund future acquisitions and for working capital purposes.

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 31, 2003	By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chane Graziano	Chief Executive Officer and	March 31, 2003
Chane Graziano	Director
(Principal Executive Officer)

/s/ Susan Luscinski	Chief Financial Officer	March 31, 2003
Susan M. Luscinski	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David Green	President and Director	March 31, 2003
David Green

/s/ Christopher W. Dick	Director	March 31, 2003
Christopher W. Dick

/s/ Richard C. Klaffky, Jr.	Director	March 31, 2003
Richard C. Klaffky, Jr.

/s/ Robert Dishman	Director	March 31, 2003
Robert Dishman

/s/ John F. Kennedy	Director	March 31, 2003
John F. Kennedy

/s/ Earl R. Lewis	Director	March 31, 2003
Earl R. Lewis

/s/ Jeffrey S. Williams	Director	March 31, 2003
Jeffrey S. Williams

Section 302 Certification

I, Chane Graziano, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Harvard Bioscience, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

Section 302 Certification

I, Susan Luscinski, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Harvard Bioscience, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ Susan Luscinski
Susan Luscinski
Chief Financial Officer