Form 10-Q
period 2003-03-31
HARVARD BIOSCIENCE INC
filed 2003-05-15
CIK 1123494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

or

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

As of May 9, 2003

Common Stock Outstanding 30,040,931

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	3/31/03	12/31/02
Current assets:
Cash and cash equivalents	$9,321	$15,313
Trade accounts receivable, net	16,155	13,917
Other receivables and other assets	261	478
Inventories	18,239	15,467
Catalog costs	141	283
Prepaid expenses	1,903	1,883
Deferred tax assets	1,354	1,073
Total current assets	47,374	48,414

Property, plant and equipment, net	6,486	5,918

Other assets:
Deferred tax asset	648	669
Goodwill and other indefinite lived intangibles	34,066	31,140
Amortizable intangible assets	25,969	20,206
Other assets	1,112	1,237
Total other assets	61,795	53,252
Total assets	$115,655	$107,584

Current liabilities:
Note Payable	$6,000	—
Current installments of long-term debt	695	$699
Trade accounts payable	5,860	5,525
Deferred revenue	2,477	1,459
Accrued income taxes payable	1,553	1,151
Accrued expenses	7,215	7,362
Other liabilities	232	403
Total current liabilities	24,032	16,599

Long-term debt, less current installments	348	400
Deferred income tax liabilities	865	930
Other liabilities	1,292	1,274
Total long-term liabilities	2,505	2,604
Total liabilities	26,537	19,203

Stockholders’ equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 34,698,209 and 34,692,050 shares issued and 30,037,425 and 30,031,266 shares outstanding at March 31, 2003 and December 31, 2002, respectively	347	347
Additional paid-in-capital	171,797	171,622
Accumulated other comprehensive income	704	894
Note receivable from officer	(987)	(963)
Accumulated deficit	(82,075)	(82,851)
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	89,118	88,381
Total liabilities and stockholders’ equity	$115,655	$107,584

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Product revenues	$19,226	$11,652
Research revenues	247	311
Total revenues	19,473	11,963

Cost and expenses:
Cost of product revenues	9,635	5,748
General and administrative expense	2,825	1,898
Sales and marketing expense	3,600	1,488
Research and development expense	1,420	1,017
Stock compensation expense	147	325
Amortization of intangibles	625	305

Operating income	1,221	1,182

Other income (expense):
Foreign currency gain (loss)	114	(44)
Interest expense	(39)	(5)
Interest income	66	99
Other.	(32)	(10)
Other income, net	109	40

Income before income taxes	1,330	1,222
Income taxes	554	449

Net income	$776	$773

Net income per share:
Basic and diluted	$0.03	$0.03

Weighted average common shares:
Basic	29,892	26,456
Diluted	30,137	27,124

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$776	$773
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense.	147	325
Depreciation	503	224
Amortization of catalog costs	147	62
Amortization of other intangibles	625	305
Deferred income taxes	(245)	(374)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(1,128)	(931)
Other receivables	47	629
Inventories	280	(91)
Prepaid expenses and other assets	9	(416)
Other assets	240	(193)
Trade accounts payable	(213)	170
Accrued income taxes payable	389	396
Deferred revenue	(102)	(37)
Accrued expenses	(648)	(653)
Other liabilities	(150)	157
Net cash provided by operating activities	677	346

Cash flows from investing activities:
Additions to property, plant and equipment	(323)	(343)
Additions to catalog costs	(5)	(97)
Acquisition of businesses, net of cash acquired	(12,344)	(5)
Net cash used in investing activities	(12,672)	(445)

Cash flows from financing activities:
Repayment of notes receivable from officers	—	886
Proceeds from note payable	6,000	—
Repayments of long-term debt	(40)	(16)
Net proceeds from issuance of common stock	6	71
Net cash provided by financing activities	5,966	941

Effect of exchange rate changes on cash and cash equivalents	37	(189)

Decrease (Increase) in cash and cash equivalents..	(5,992)	653
Cash and cash equivalents at beginning of period	15,313	29,386
Cash and cash equivalents at end of period..	$9,321	$30,039

Supplemental disclosures of cash flow information:
Cash paid for interest	$39	$5
Cash paid for income taxes	$263	$138

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2003, and for the three month periods ended March 31, 2003 and March 31, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC.

2.   Recently Issued Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations was issued.  SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets.  This Statement is effective for fiscal years beginning after June 15, 2002.  The Company adopted SFAS No. 143 on January 1, 2003.  The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued.  SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 on January 1, 2003.  The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued.  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, and (2) can be measured at fair value.  SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.  The Company adopted SFAS No. 146 on January 1, 2003.  The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations or financial position.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.  The

Company adopted this Interpretation on January 1, 2003 and there was no material impact on the Company’s consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the unaudited consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor.  The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  This Issue otherwise does not change applicable revenue recognition criteria.  Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  Companies may apply this consensus prospectively to new arrangements initiated after the date of adoption or as a cumulative catch adjustment.  Early adoption of the consensus is permitted.  We are currently evaluating the effects of adopting the provisions of the EITF’s consensus on this Issue.

3.  Acquisitions

On January 31, 2003, the Company acquired substantially all the assets of the BTX division of Genetronics Biomedical Corporation for $4.1 million in cash (including $0.4 million in acquisition related costs).  The results of operations have been included in the consolidated financial statements since the date of acquisition.  BTX designs, develops, manufactures and distributes electroporation products.  The Company has not finalized the allocation of the purchase price as of March 31, 2003. An estimation of the allocation was prepared and included as part of these consolidated financial statements.  The estimated allocation of the purchase price is as follows: $2.7 million to existing technology, current assets of $1.4 million, $0.1 million to property, plant and equipment and liabilities assumed of $0.1 million.  The valuation and allocation of purchase price for BTX has been estimated as the valuation has not yet been completed.  We anticipate the valuation to be complete during the second quarter of 2003.

On March 12, 2003, the Company, through its Genomic Solutions subsidiary, acquired substantially all of the assets of Genomic Instrumentation Services, d/b/a/ GeneMachines for $8.6 million in cash (including $0.3 million in acquisition related expenses).  The acquisition was partially funded by a $6.0 million bridge loan entered into on March 12, 2003, with Brown Brothers Harriman and Co.  The bridge loan is in the form of a demand promissory note which bears an annual interest rate of 4.25%.  The results of operations have been included in the consolidated financial statements since the date of acquisition.  GeneMachines designs, develops, manufactures and distributes high throughput instrumentation for DNA and protein microarray production, nucleic acid sample preparation and DNA synthesis.  It is anticipated that the acquisition of GeneMachines will strengthen the Company’s genomic product offering and when coupled with genomic product line of the Company’s Genomic Solutions subsidiary, will provide a complementary set of products in the DNA microarray systems and instrumentation market.

An estimation of the allocation of the aggregate purchase price of $8.6 million was prepared and included as part of these consolidated financial statements as follows:

(in thousands)
Current assets	$2,989
Property, plant and equipment	688
Long-term assets	45
Goodwill and other indefinite lived intangibles	2,974
Amortizable Intangible assets	3,719
Total assets acquired	$10,415

Current liabilities	(1,864)
Total liabilities assumed	(1,864)
Net assets acquired	$8,551

The $3.7 million of acquired intangible assets was allocated to existing products and technology.  In the first quarter of 2003, $151,000 of fair value adjustments related to GeneMachines’s backlog and inventory was expensed through cost of goods sold for orders that were on backlog at the date of acquisition but have since been sold.

4.  Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment.

On December 31, 2002, the Company completed its goodwill impairment test and concluded there was no impairment.

Goodwill and intangible assets consist of the following:

	March 31, 2003		December 31, 2002
(in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$27,174	$2,618	$20,785	$2,020
Tradename	1,702	297	1,702	269
Patents	9	1	9	1
Total Amortizable Intangible Assets	$28,885	$2,916	$22,496	$2,290
Unamortizable intangible assets:

Goodwill and other indefinite lived intangibles	$34,066	$—	$31,140	$—
Total Goodwill and Intangible Assets	$62,951	$2,916	$53,635	$2,290

The Company acquired amortizable intangible assets estimated at approximately $2.7 million in connection with the acquisition of BTX on January 31, 2003 and intangible assets of approximately $6.7 million in connection with the acquisition of GeneMachines on March 12, 2003, consisting of approximately $3.7 million of amortizable assets and $2.8 million of goodwill (including approximately $0.3 million of acquisition related expenses).  Intangible asset amortization expense was $625,000 and $305,000 for the three months ended March 31, 2003 and 2002, respectively.  Amortization expense of existing amortizable intangible assets is estimated to be $2.8 million for the year ending December 31, 2003 and $2.9 million for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008.

5.  Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded, using the graded method, on the date of grant only if the current market price of the underlying stock exceeds the exercise price and the number of stock options are fixed. SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123, provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation plans under SFAS No. 123, Accounting for Stock Based Compensation, and amends the disclosure requirements of SFAS No. 123. As allowed by SFAS No. 148 and 123, the

Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.

	Three months ended
(in thousands, except per share data)	March 31, 2003	March 31, 2002
Net income available to common stockholders, as reported	$776	$773
Add: stock-based employee compensation expense included in reported net income, net of tax	141	314
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(974)	(1,182)
Pro forma net loss	$(57)	$(95)
Basic net income per share	$0.03	$0.03
Pro forma basic net loss per share	$0.00	$0.00
Diluted net income per share	$0.03	$0.03
Pro forma diluted net loss per share	$0.00	$0.00

The fair value of each option grant for the Company’s Plans is estimated on the date of the grant using the Black-Scholes pricing model, with the following weighted average assumptions used for grants in 2003 and 2002.

	Three Months Ended March 31
	2003	2002
Risk free interest rates	3.25%	4.0%

Expected option lives	3 years	3 years

Expected dividend yields	0%	0%

Expected volatility	91.40%	91.40%

6.  Income Per Share

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period.  The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consist of the following:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Weighted average common shares outstanding	29,892	26,456
Weighted average common equivalent shares due to stock options	245	668
	30,137	27,124

7.   Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Finished goods	$7,084	$6,057
Work in process	2,446	1,879
Raw materials	8,709	7,531
	$18,239	$15,467

8.   Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Trade accounts receivable	$16,355	$14,061
Allowance for doubtful accounts	(200)	(144)
	$16,155	$13,917

9.   Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, consists solely of foreign currency translation adjustments as of March 31, 2002.  As of March 31, 2003, accumulated other comprehensive income consists of foreign currency translation adjustments and a minimum additional pension liability.  The components of total comprehensive income were as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net income	$776	$773
Foreign currency translation adjustment	(190)	(418)
Comprehensive income	$586	$355

10.   Stockholders’ Equity

In September 2000, Mr. Graziano, the Company’s Chief Executive Officer, and Mr. Green, the Company’s President, each exercised options to purchase 740,228 shares of the Company’s common stock. Each of these officers paid substantially all of the exercise price for these shares by issuing promissory notes to the Company. The aggregate loan to Mr. Graziano was $789,000 and to Mr. Green was $789,000 pursuant to these promissory notes. In February 2002, Mr. Green satisfied his promissory notes in full by payment to the Company of the principal amount of the notes and accrued interest.  Mr. Graziano’s promissory notes are due in September 2003 and bear interest at an annual rate of 10%. These promissory notes are secured by a pledge of all of the shares for which the exercise price was paid with the respective promissory notes as well as additional shares held by Mr. Graziano.

11.             Legal Proceedings

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of common stock in Harvard Bioscience, or the disgorgement of the profits of our sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we have prevailed on all claims asserted against us and certain of our directors in the arbitration action.  Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action.  We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters have been consolidated and are currently pending.

In September, 2002, our Genomic Solutions subsidiary filed suit against Affymetrix, Inc. in the State of Michigan Circuit Court for the County of Washtenaw for breach of contract, negligent/innocent misrepresentation, tortuous interference with prospective economic advantage and declaratory relief.  The action arose out of a License Agreement that Genomic Solutions entered into with Affymetrix with respect to certain Affymetrix patent rights.  In November 2002, Affymetrix filed a counter-claim against Genomic Solutions alleging breach of contract and requesting approximately $1.45 million in damages for license and other fees and interest allegedly owed.  On April 30, 2003, Affymetrix was granted summary disposition and Genomic Solutions’ claims were dismissed.  The Company is currently evaluating whether to appeal or move for reconsideration of the summary disposition ruling.  The $1.45 million in damages for license and other fees is fully reserved for in the Company’s consolidated financial statements.

In December, 2002, Oxford Gene Technology Ltd. filed suit against our Genomic Solutions subsidiary, Mergen Ltd., Clontech Laboratories, Inc., PerkinElmer Life Sciences, Inc., Axon Instruments, Inc. and BioDiscovery, Inc. in the United States District Court for the District of Delaware seeking unspecified damages as a result of alleged infringement by each of the defendants of a United States Patent issued to Oxford Gene Technology.  On May 12, 2003, the Company and Oxford Gene Technology settled the dispute and the lawsuit will be dismissed.  Under the settlement, Genomic Solutions will display certain notices in connection with the marketing of certain genomic-related products.  In addition, a nominal amount is being paid to Oxford Gene Technology.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally, but not exclusively, contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for growth, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products and to leverage our infrastructure and expertise and the availability of attractive acquisition candidates),  the market demand and opportunity for our products, our estimates regarding our capital requirements, the anticipated closing of a definitive agreement for a revolving credit facility, the timing of future product introductions, our expectations in connection with current litigation (including inferences about the finality of the arbitrator’s decision in the Grindle matter and the appeal of or other challenge to that decision), and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” beginning on page 17 of this Quarterly Report on Form 10-Q.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

Overview.

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

Our strategy is to have a broad range of specialized products (currently over 20,000) in strong positions in niche markets focused on the bottlenecks in drug discovery research:

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

Valuation of in-process research and development in business combinations.  Purchase price allocation to in-process research and development represents the estimated fair value of research and development projects that are reasonably believed to have no alternative future use.  The value assigned to in-process research and development was determined by independent appraisals by estimating the cost to develop the purchased in-process research and development into commercially feasible products, estimating the percentage of completion at the acquisition date, estimating the resulting net risk-adjusted cash flows from the projects and discounting the net cash flows to their present value.  The discount rates used in determining the in-process research and development expenditures reflects a higher risk of investment because of the higher level of uncertainty due in part to the nature of the Company and the industry to constantly develop new technology for future product releases and ranged from 25% to 43.5%.  The forecasts used by the Company in valuing in-process research and development were based on assumptions the Company believed at the time to be reasonable, but which are inherently uncertain and unpredictable.  Given the uncertainties of the development process, no assurance can be given that deviations from the Company’s estimates will occur and no assurance can be given that the in-process research and development projects identified will ever reach either technological or commercial success.

Valuation of long-lived and intangible assets and goodwill.  In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of identifiable intangibles with finite lives and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant changes in who our competitors are and what they do; significant changes in our relationship with Amersham Biosciences; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

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

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Among other things, SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be an impairment.  The impairment test consists of a comparison of the fair value of the Company’s reporting units with their carrying amount.  If the carrying amount exceeds its fair value, the Company is required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired.  The impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount.  If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.  In accordance with SFAS No. 142, the Company performed its annual impairment test on December 31, 2002, which did not indicate any impairment.

Accounting for income taxes.  We are required to determine our annual income tax provision in each of the jurisdictions in which we operate.  This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  To the extent we believe that recovery does not meet this “more likely than not” standard as required in SFAS

No. 109, Accounting for Income Taxes, we must establish a valuation allowance.  If a valuation allowance is established or increased in a period, we must allocate the related income tax expense to income from continuing operations in the consolidated statement of operations to the extent those deferred tax assets originated from continuing operations.  To the extent income tax benefits are allocated to stockholders’ equity, the related valuation allowance also must be allocated to stockholders’ equity.

Management judgment is required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  At March 31, 2003, we have established a valuation allowance attributable to certain acquisition-related temporary differences as we believe that a portion of the deferred tax assets at March 31, 2003 will not meet the “more likely than not” standard for realization in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109, Accounting for Income Taxes. We review the recoverability of deferred tax assets during each reporting period.

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

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002:

Revenues.  Revenues increased $7.5 million, or 63%, to $19.5 million in the first quarter of 2003 from $12.0 million for the same period in 2002. Approximately $7.1 million of the increase, or 59%, represented the acquired revenues, the revenue stream of the acquired companies prior to acquisition, for the acquisitions made since the first quarter of 2002.  The balance of the increase was from the growth of the acquired companies as we leverage our infrastructure and expertise and from existing businesses that introduced new products offset by a slow down in some of our more mature products.  Given the uncertainty of the current economic environment we are unable to assess at this time whether this is a trend.  Revenues for the first quarter of 2003 would have been approximately $18.6 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2002 exchange rates, an increase of approximately 55% over the same period in 2002.

Cost of product revenue.  Cost of product revenues increased $3.9 million or 68%, to $9.6 million in the first quarter of 2003 from $5.7 million for the first quarter of 2002.  For the first quarter of 2003, cost of product revenues included approximately $333,000 of expensed fair value adjustments for inventory and backlog acquired with the acquisitions of Genomic Solutions, BTX, and GeneMachines, related to the orders sold in the first quarter of 2003.  Without these expenses, as a percentage of product revenues, cost of product revenues for the first quarter of 2003 was approximately 48% for the first quarter of 2003 and 49% for the same period in 2002.

General and administrative expense.  General and administrative expense increased $927,000 or 49%, to $2.8 million in the first quarter of 2003 from $1.9 million for the same period in 2002 due primarily to acquisitions.  As a percentage of revenues, general and administrative expense was 14.5% in the first quarter of 2003 compared to 15.9% for the same period in 2002.  This decrease in percentage of revenues, is the result of general and administrative expenses not increasing at the same rate as revenues since many general and administrative expenses by their nature are not directly variable as revenues change, but in many ways are fixed expenses.

Sales and marketing expense.  Sales and marketing expense increased $2.1 million, or 142%, to $3.6 million in the first quarter of 2003 from $1.5 million in the first quarter of 2002.  Approximately $1.9 million of the increase directly relates to the acquisitions made since the first quarter of 2002.  As a percent of revenue, sales and marketing spending increased from approximately 12% in the first quarter 2002 to approximately 18% in the first quarter 2003.  This increase is due primarily to the October 2002 acquisition of Genomic Solutions, which experiences higher costs associated with using a direct sales force compared to the costs associated with catalog and distributor sales the Company has historically experienced.

Research and development expense.  Research and development spending, which includes expenses related to research revenues, was $1.4 million in the first quarter of 2003.  Excluding research and development programs at business acquired during 2002 and 2003, spending in the first quarter of 2003 was approximately $836,000 compared to $1.0 million for the same period in 2002.  This decrease of approximately $200,000 is due primarily to the restructuring at our Union Biometrica subsidiary during the third quarter of 2002 and due to the timing of spending for projects.  As a percentage of revenues, research and development was 7.3% during the first quarter of 2003 compared to 8.5% for the same period in 2002.

Stock compensation expense.  In the three months ended March 31, 2003, we recorded $147,000 of stock compensation expense, related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica, in connection with the acquisition of Union Biometrica.  In the three months ended March 31, 2002, we recorded stock compensation expense of approximately $325,000. We will recognize an aggregate of approximately $400,000 of additional expense over the remaining vesting life of the options.

Amortization of intangibles.  Amortization of intangibles, including amortization of acquired technology, was $625,000 in the first quarter of 2003 compared to $305,000 in the first quarter of 2002.  This increase is directly attributed to acquisitions made since the first quarter of 2002.

Other income (expense), net.  For the first quarter of 2003, other income, net, was $109,000 compared to other income, net, of $40,000 for the first quarter of 2002.  Net interest income for the first quarter of 2003 was $27,000 compared to net interest income of $94,000 for the same period in 2002.  The decrease in net interest income for 2003 was the result of a declining cash balance due to the funding of acquisitions in 2002 and 2003 as well as due to an additional $14,000 in interest expense for the first quarter 2003 related to the $6.0 million bridge loan the company entered into in March 2003.  Foreign currency adjustments resulted in approximately a $114,000 gain for the first quarter of 2003 versus approximately a $44,000 loss for the same period in 2002.

Income taxes.  The Company’s effective income tax rates were 41.64% for the first quarter of 2003 and 36.75% for the first quarter of 2002.  Included in the calculation of these effective tax rates is non-deductible stock compensation expense of $129,000 during the first quarter of 2003 and $297,000 during the first quarter of 2002.  Before the effects of these non-tax deductible stock compensation expenses, the Company’s effective income tax rates were 37.95% for the first quarter of 2003 and 29.57% for the first quarter of 2002.  The increase in the effective income tax rate is principally due to the Company earning a smaller percentage of its total operating income in jurisdictions that have lower effective tax rates.  This change was affected by the Company's acquisition of Genomic Solutions in the fourth quarter of 2002.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness, research and development expenditures and capital expenditures. As of March 31, 2003, we had cash and cash equivalents of $9.3 million, a decrease of $6.0 million from December 31, 2002 primarily due to funding the acquisition of BTX and partially funding the acquisition of GeneMachines.  The balance of the purchase price for GeneMachines was funded by proceeds of a $6.0 million bridge loan entered into in March 2003 with Brown Brothers Harriman & Co.  The Company entered into this bridge loan in anticipation of closing a $12.0 million (which would include the bridge loan) revolving credit facility to be used to fund acquisitions, provide working capital, and for general corporate needs.

During the first three months of 2003, our operating activities provided cash of $677,000 compared to $346,000 for the same period in 2002. For both periods operating cash flows were primarily due to profitable operating results, partially offset by working capital requirements.

Our investing activities used cash of $12.7 million for the first three months of 2003 and $445,000 for the first three months of 2002.  In the first three months of 2003, investing activity primarily included cash used for the acquisitions of BTX and GeneMachines and, for the first three months of 2002 our investing activities primarily included cash for capital expenditures related to expanding and improving lease space for our Somerville, MA facility and outfitting our Geel, Belgium research lab.

During the first three months of 2003, financing activities provided cash of $6.0 million compared to proceeds of $941,000 for the same period in 2002.  In the first three months of 2003, we entered into a $6.0 million bridge loan with Brown Brothers Harriman & Co.  In the first three months of 2002 financing activities consisted mainly of proceeds of approximately $886,000 from the repayment of notes receivable from an officer.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operating plans, we expect that available cash, cash generated from operations and debt capacity (including the $12 million revolving credit facility which we are currently negotiating) will be sufficient to finance operations and capital expenditures for at least twelve months.  However, we may be unable to reach agreement on the terms of the revolving credit facility and may be required to repay the $6.0 million bridge loan on less than favorable terms.  In addition, we may use substantial amounts of capital to accelerate product development, expand our sales and marketing activities or make acquisitions. We may need to raise additional capital to the extent that we exhaust our available capital through these activities.  Additional capital raising activities may dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Moreover, additional capital may not be available on acceptable terms or at all. Accordingly, there can be no assurance that we will be successful in raising additional capital.

Accounting Pronouncements

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations was issued.  SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets.  This Statement is effective for fiscal years beginning after June 15, 2002.  The Company adopted SFAS No. 143 on January 1, 2003.  The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued.  SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 on January 1, 2003.  The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued.  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, and (2) can be measured at fair value.  SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.  The Company adopted SFAS No. 146 on January 1, 2003.  The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.  The Company adopted this Interpretation on January 1, 2003 and there was no material impact on the Company’s consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the unaudited consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor.  The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  This Issue otherwise does not change applicable revenue recognition criteria.  Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  Companies may apply this consensus prospectively to new arrangements initiated after the date of adoption or as a cumulative catch adjustment.  Early adoption of the consensus is permitted.  We are currently evaluating the effects of adopting the provisions of the EITF’s consensus on this Issue.

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

Harvard Bioscience may not realize the expected benefits of its recent acquisitions of Genomic Solutions, BTX and GeneMachines due to difficulties integrating the businesses, operations and product lines..

Harvard Bioscience’s ability to achieve the benefits of its recent acquisitions of Genomic Solutions, BTX and GeneMachines will depend in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. The integration process is a complex, time-consuming and expensive process and may disrupt Harvard Bioscience’s business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

•                  demonstrating to the combined company’s customers and suppliers that the acquisitions will not result in adverse changes in client service standards or business focus and

•                  addressing any perceived adverse changes in business focus.

Harvard Bioscience may have difficulty successfully integrating the acquired businesses, the domestic and foreign operations or the product lines, and as a result, Harvard Bioscience may not realize any of the anticipated benefits of the acquisitions.  Additionally, Harvard Bioscience cannot assure that its growth rate will equal the growth rates that have been experienced by Harvard Bioscience and the acquired companies, respectively, operating as separate companies in the past.

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

Harvard Bioscience has experienced and may continue to experience reduced demand for its products as a result of the recent downturn and increased uncertainty in the general economic environment in which Harvard Bioscience and its customers operate. Harvard Bioscience cannot project the extent of the impact of the recent economic downturn. If economic conditions worsen or if a wider economic slowdown occurs, Harvard Bioscience may experience a material adverse effect on its business, operating results, and financial condition.

Harvard Bioscience’s business is subject to economic, political and other risks associated with international revenues and operations.

Since Harvard Bioscience manufactures and sells its products worldwide, its business is subject to risks associated with doing business internationally. Harvard Bioscience’s revenues from its non-U.S. operations represented approximately 48% of total revenues for the three months ended March 31, 2003. Harvard Bioscience anticipates that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of Harvard Bioscience’s manufacturing facilities and suppliers are located outside the United States. Accordingly, Harvard Bioscience’s future results could be harmed by a variety of factors, including:

•                  changes in foreign currency exchange rates, which resulted in a foreign currency gain of approximately $114,000 and a decrease of foreign equity of approximately $190,000 for the three months ended March 31, 2003,

•                  changes in a specific country’s or region’s political or economic conditions, including Western Europe and Japan, in particular,

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

For the three months ended March 31, 2003, approximately 48% of Harvard Bioscience’s business was conducted in currencies other than the U.S. dollar, which is its reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which Harvard Bioscience does business have caused and will continue to cause foreign currency transaction gains and losses. Currently, Harvard Bioscience attempts to manage foreign currency risk through the matching of assets and liabilities. In the future, Harvard Bioscience may undertake to manage foreign currency risk through additional hedging methods. Harvard Bioscience recognizes foreign currency gains or losses arising from its operations in the period incurred. Harvard Bioscience cannot guarantee that it will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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

For the three months ended March 31, 2003, approximately 11% of Harvard Bioscience’s revenues were generated through an agreement with Amersham Biosciences, which was renegotiated in August 2001, under which Amersham Biosciences acts as the primary marketing and distribution channel for the products of Harvard Bioscience’s Biochrom subsidiary. Under the terms of this agreement, Harvard Bioscience is restricted from allowing another person or entity to distribute, market and sell the majority of the products of its Biochrom subsidiary. Harvard Bioscience is also restricted from making or promoting sales of the majority of the products of its Biochrom subsidiary to any person or entity other than Amersham Biosciences or its authorized sub-distributors. Harvard Bioscience has little or no control over

Amersham Biosciences’ marketing and sales activities or the use of its resources. Amersham Biosciences may fail to purchase sufficient quantities of products from Harvard Bioscience or perform appropriate marketing and sales activities. The failure by Amersham Biosciences to perform these activities could materially adversely affect Harvard Bioscience’s business and growth prospects during the term of this agreement. In addition, Harvard Bioscience’s inability to maintain its arrangement with Amersham Biosciences for product distribution could materially impede the growth of Harvard Bioscience’s business and its ability to generate sufficient revenue. Harvard Bioscience’s agreement with Amersham Biosciences may be terminated with 30 days notice under some circumstances, including in the event of a breach of a material term by Harvard Bioscience. This agreement has an initial term of three years, commencing August 1, 2001, after which it will automatically renew for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms by either party upon 18 months prior written notice. While Harvard Bioscience believes its relationship with Amersham Biosciences is good, Harvard Bioscience cannot guarantee that the contract will be renewed or that Amersham Biosciences will aggressively market Harvard Bioscience’s products in the future.

Accounting for goodwill may have a material adverse effect on Harvard Bioscience.

Harvard Bioscience has historically amortized goodwill purchased in its acquisitions on a straight-line basis ranging from five to 15 years. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives from acquisitions after June 30, 2001 and existing goodwill and intangible assets with indefinite lives from acquisitions prior to July 1, 2001 that remain as of December 31, 2001 are no longer amortized, but instead are evaluated annually to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable, or more frequently, if events or circumstances indicate there may be an impairment. If it is determined in the future that a portion of Harvard Bioscience’s goodwill is impaired, Harvard Bioscience will be required to write off that portion of its goodwill which could have an adverse effect on net income for the period in which the write off occurs. At March 31, 2003, Harvard Bioscience had goodwill of $34.1 million, or 29% of its total assets.

Harvard Bioscience may be adversely affected by litigation or arbitration involving Paul D. Grindle.

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against Harvard Bioscience and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to Harvard Bioscience’s purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of common stock in Harvard Bioscience, or the disgorgement of the profits of Harvard Bioscience’s sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s common stock as of January 2, 2002. On October 30, 2002, the Company received a decision from the arbitrator that it has prevailed on all claims asserted against it and certain of its directors in the arbitration action.  Specifically, the Company received a written decision from the arbitrator granting its motion for summary disposition with respect to all claims brought against all parties in the action.  We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters have been consolidated and are pending.  Harvard Bioscience believes that the defense of this challenge could involve significant litigation-related expenses, which could have an adverse effect on Harvard Bioscience’s results of operations.

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

Customer, vendor and employee uncertainty about the effects of the acquisitions with Genomic Solutions, BTX and GeneMachines could harm the Company.

Harvard Bioscience’s and the acquired companies’ customers may, in response to the consummation of the acquisitions, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by customers could adversely affect the business of the combined company. Similarly, Genomic Solutions’ and GeneMachines’ employees may experience uncertainty about their future role with the combined company until or after Harvard Bioscience executes its strategies with regard to Genomic Solutions and GeneMachines employees. This may adversely affect the combined company’s ability to attract and retain key Genomic Solutions and GeneMachines management, sales, marketing and technical personnel.

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

Both Harvard Bioscience and Genomic Solutions intended the merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Although the Internal Revenue Service, or IRS, will not provide a ruling on the matter, Genomic Solutions obtained a legal opinion from its tax counsel that the merger constitutes a reorganization for federal income tax purposes. This opinion does not bind the IRS or prevent the

IRS from adopting a contrary position. If the merger fails to qualify as a reorganization, the merger would be treated as a deemed taxable sale of assets by Genomic Solutions for an amount equal to the merger consideration received by Genomic Solutions’ stockholders plus any liabilities assumed by Harvard Bioscience.  As successor to Genomic Solutions, Harvard Bioscience would be liable for any tax incurred by Genomic Solutions as a result of this deemed asset sale.

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

The market price of Harvard Bioscience’s common stock has experienced significant fluctuations since its initial public offering in December 2000 and may become volatile and could decline in the future, perhaps substantially, in response to various factors, many of which are beyond its control, including:

•                  technological innovations by competitors or in competing technologies,

•                  revenues and operating results fluctuating or failing to meet the expectations of securities analysts or investors in any quarter,

•                  termination or suspension of equity research coverage by securities’ analysts,

•                  comments of securities analysts and mistakes by or misinterpretation of comments from analysts,

•                  downward revisions in securities analysts’ estimates or management guidance,

•                  investment banks and securities analysts may themselves be subject to suits that may adversely affect the perception of the market,

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls.

None.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of common stock in Harvard Bioscience, or the disgorgement of the profits of our sale of the common stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s common stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we have prevailed on all claims asserted against us and certain of our directors in the arbitration action.  Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action.  We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters have been consolidated and are currently pending.

In September, 2002, our Genomic Solutions subsidiary filed suit against Affymetrix, Inc. in the State of Michigan Circuit Court for the County of Washtenaw for breach of contract, negligent/innocent misrepresentation, tortuous interference with prospective economic advantage and declaratory relief.  The action arose out of a License Agreement that Genomic Solutions entered into with Affymetrix with respect to certain Affymetrix patent rights.  In November 2002, Affymetrix filed a counter-claim against Genomic Solutions alleging breach of contract and requesting approximately $1.45 million in damages for license and other fees and interest allegedly owed.  On April 30, 2003 Affymetrix was granted summary disposition and Genomic Solutions’ claims were dismissed.  The Company is currently evaluating whether to appeal or move for reconsideration of the summary disposition ruling.  The $1.45 million in damages for license and other fees is fully reserved for in the Company’s consolidated financial statements.

In December, 2002, Oxford Gene Technology Ltd. filed suit against our Genomic Solutions subsidiary, Mergen Ltd., Clontech Laboratories, Inc., PerkinElmer Life Sciences, Inc., Axon Instruments, Inc. and BioDiscovery, Inc. in the United States District Court for the District of Delaware seeking unspecified damages as a result of alleged infringement by each of the defendants of a United States Patent issued to Oxford Gene Technology.  On May 12, 2003, the Company and Oxford Gene Technology settled the dispute and the lawsuit will be dismissed.  Under the settlement, Genomic Solutions will display certain notices in connection with the marketing of certain genomic-related products.  In addition, a nominal amount is being paid to Oxford Gene Technology.

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

The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was December 6, 2000, and the Commission file number assigned to the registration statement is 333-45996.  As of March 31, 2003 we have used all the proceeds from the initial public offering.  The use of proceeds from our initial public offering does not represent a material change in the use of proceeds described in our prospectus and in our Annual Report on Form 10-K for the period ended December 31, 2002.

Item 3.  Defaults Upon Senior Securities – None.

Item 4.  Submission of Matters to a Vote of Security Holders  — None.

Item 5.  Other Information – None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibit Index

2.1

Asset Purchase Agreement, dated as of February 28, 2003, by and between Genomic Solutions, Inc. and Genomic Instrumentation Services, Inc. d/b/a GeneMachines. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2003.

10.1

Trademark License Agreement, dated December 9, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.  (Certain portions of this document have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission.  The omitted portions have been filed separately with the Securities and Exchange Commission.)

99.1	Sarbanes-Oxley Act of 2002, Section 906-Certification of Chief Executive Officer
99.2	Sarbanes-Oxley Act of 2002, Section 906-Certification of Chief Financial Officer

(b)         Reports on Form 8-K

1.

Form 8-K filed March 3, 2003 – reporting the signing of an Asset Purchase Agreement on February 28, 2003 among Genomic Solutions (a wholly owned subsidiary) and Genomic Instrumentation Services, Inc. d/b/a GeneMachines.

2.	Form 8-K filed March 25, 2003 – reporting the completion of the acquisition of Genomic Instrumentation Services, Inc., d/b/a GeneMachines on March 12, 2003.
3.	Form 8-K filed May 1, 2003 – furnishing the press release of Harvard Bioscience issued on April 30, 2003, announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

	By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

	By:	/s/ Susan Luscinski
Susan Luscinski
Chief Financial Officer

Date: May 14, 2003

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

3.             Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003

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

3.             Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003

/s/ Chane Graziano
Chane Graziano
Chief Executive Officer