Form 10-Q
period 2003-06-30
HARVARD BIOSCIENCE INC
filed 2003-08-14
CIK 1123494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2003 or

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

As of August 12, 2003

Common Stock Outstanding 30,074,481

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share amounts)

(unaudited)

	6/30/03	12/31/02
Current assets:
Cash and cash equivalents	$9,186	$15,313
Trade accounts receivable, net	15,640	13,917
Other receivables and other assets	477	478
Inventories	19,894	15,467
Catalog costs	86	283
Prepaid expenses	1,581	1,883
Deferred tax assets	858	1,073
Total current assets	47,722	48,414

Property, plant and equipment, net	6,306	5,918

Other assets:
Deferred tax asset	1,101	669
Goodwill and other indefinite lived intangibles	34,623	31,140
Amortizable intangible assets	25,533	20,206
Other assets	1,185	1,237
Total other assets	62,442	53,252
Total assets	$116,470	$107,584

Current liabilities:
Note payable	$6,000	—
Current installments of long-term debt	551	$699
Trade accounts payable	6,997	5,525
Deferred revenue	1,730	1,459
Accrued income taxes payable	1,577	1,151
Accrued expenses	4,583	7,362
Other liabilities	1,193	403

Total current liabilities	22,631	16,599

Long-term debt, less current installments	58	400
Deferred income tax liabilities	924	930
Other liabilities	1,348	1,274
Total long-term liabilities	2,330	2,604
Total liabilities	$24,961	$19,203

Stockholders’ equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 34,723,523 and 34,692,050 shares issued and 30,062,739 and 30,031,266 shares outstanding at June 30, 2003 and December 31, 2002, respectively	347	347
Additional paid-in-capital	172,015	171,622
Accumulated other comprehensive income	2,156	894
Note receivable from officer	(1,011)	(963)
Accumulated deficit	(81,330)	(82,851)
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	91,509	88,381
Total liabilities and stockholders’ equity	$116,470	$107,584

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002

Product revenues	$22,099	$13,240	$41,325	$24,893
Research revenues	254	489	501	799
Total revenues	22,353	13,729	41,826	25,692

Cost and expenses:
Cost of product revenues	10,935	6,657	20,570	12,405
General and administrative expense	2,877	2,134	5,701	4,032
Sales and marketing expense	3,893	1,808	7,494	3,297
Research and development expense	1,666	1,007	3,086	2,024
Stock compensation expense	134	331	281	655
Amortization of intangibles	729	307	1,353	612

Operating income	2,119	1,485	3,341	2,667

Other income (expense):
Foreign currency gain (loss)	(143)	173	(30)	129
Interest expense	(85)	(85)	(124)	(90)
Interest income	32	177	98	277
Other	(832)	(24)	(864)	(34)
Other income (expense), net	(1,028)	241	(920)	282

Income before income taxes	1,091	1,726	2,421	2,949
Income taxes	348	708	900	1,158

Net income	$743	$1,018	$1,521	$1,791

Net income per share:
Basic and diluted	$0.02	$0.04	$0.05	$0.07

Weighted average common shares:
Basic	30,232	26,483	30,065	26,470
Diluted	30,731	26,998	30,459	27,061

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,521	$1,791
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	281	655
Depreciation	1,080	455
Amortization of catalog costs	213	219
Provision for bad debts	56	2
Amortization of other intangibles	1,353	612
Deferred income taxes	(217)	(539)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(271)	(1,761)
Other receivables	—	640
Inventories	(1,003)	(307)
Prepaid expenses and other assets	1,003	(331)
Other assets	(58)	(143)
Trade accounts payable	696	(53)
Accrued income taxes payable	318	400
Deferred revenue	(655)	126
Accrued expenses	(3,375)	(560)
Other liabilities	140	(286)
Net cash provided by operating activities	1,082	920

Cash flows from investing activities:
Additions to property, plant and equipment	(503)	(677)
Additions to catalog costs	(14)	(164)
Acquisition of businesses, net of cash acquired	(12,674)	—
Net cash used in investing activities	(13,191)	(841)

Cash flows from financing activities:
Repayment of notes receivable from officers	—	886
Proceeds from note payable	6,000	—
Repayments of short-term debt	—	(3,245)
Repayments of long-term debt	(507)	(550)
Net proceeds from issuance of common stock	67	125
Net cash provided by (used in) financing activities	5,560	(2,784)

Effect of exchange rate changes on cash and cash equivalents	422	344

(Decrease) increase in cash and cash equivalents	(6,127)	(2,361)
Cash and cash equivalents at beginning of period	15,313	29,386
Cash and cash equivalents at end of period	9,186	$27,025

Supplemental disclosures of cash flow information:
Cash paid for interest	$124	$91
Cash paid for income taxes	$777	$723

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and June 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

2.   Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In May 2003, the FASB issued Statement No. 150, “ Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this Statement will have a material impact on our consolidated results of operations or financial position.

3.  Acquisitions

On January 31, 2003, the Company acquired substantially all the assets of the BTX division of Genetronics Biomedical Corporation for $4.1 million in cash (including $0.4 million in acquisition related costs).  The results of operations have been included in the consolidated financial statements since the date of acquisition.  BTX designs, develops, manufactures and distributes electroporation products.  The Company has not finalized the allocation of the purchase price as of June 30, 2003. A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the fair value valuation of assets and liabilities acquired has not yet been completed.  The preliminary estimated allocation of the purchase price is as follows: $2.7 million to existing technology, current assets of $1.3 million, $0.1 million to property, plant and equipment, $0.1 to goodwill and other indefinite lived intangibles and liabilities assumed of $0.1 million..  We anticipate that the fair value valuation of the assets and liabilities acquired will be completed during the third quarter of 2003.

On March 12, 2003, the Company, through its Genomic Solutions subsidiary, acquired substantially all of the assets of Genomic Instrumentation Services, d/b/a/ GeneMachines for $8.6 million in cash (including $0.3 million in acquisition related expenses).  The acquisition was partially funded by a $6.0 million bridge loan entered into on March 12, 2003, with Brown Brothers Harriman and Co.  The bridge loan is in the form of a demand promissory note which bears a variable annual interest rate based on the bank’s base rate, which at June 30,2003 was 4.0%.  The results of operations have been included in the consolidated financial statements since the date of acquisition.  GeneMachines designs, develops, manufactures and distributes high throughput instrumentation for DNA and protein microarray production, nucleic acid sample preparation and DNA synthesis.  It is anticipated that the acquisition of GeneMachines will strengthen the Company’s genomic product offering and when coupled with genomic product line of the Company’s Genomic Solutions subsidiary, will provide a complementary set of products in the DNA microarray systems and instrumentation market.

The Company has not finalized the allocation of the purchase price as of June 30, 2003. A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the fair value valuation of assets and liabilities acquired has not yet been completed.  We anticipate that the fair value valuation of the assets and liabilities acquired will be completed during the third quarter of 2003.  The preliminary estimated allocation of the aggregate purchase price of $8.6 million is as follows:

(in thousands)
Current assets	$2,959
Property, plant and equipment	756
Long-term assets	45
Goodwill and other indefinite lived intangibles	3,052
Amortizable intangible assets	3,719
Total assets acquired	$10,531

Current liabilities	$(1,980)
Total liabilities assumed	(1,980)
Net assets acquired	$8,551

The $3.7 million of acquired intangible assets was allocated to existing products and technology.  In the first half of 2003, $219,000 of fair value adjustments related to GeneMachines’ backlog and inventory was expensed through cost of goods sold for orders that were sold since the date of the acquisition.

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

Goodwill and intangible assets consist of the following:

	June 30, 2003		December 31, 2002
(in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$27,495	$3,348	$20,785	$2,020
Tradename	1,703	325	1,702	269
Patents	9	1	9	1
Total Amortizable Intangible Assets	$29,207	$3,674	$22,496	$2,290
Unamortizable intangible assets:
Goodwill and other indefinite lived intangibles	$34,623	$—	$31,140	$—
Total Goodwill and Intangible Assets	$63,830	$3,674	$53,636	$2,290

The Company acquired amortizable intangible assets estimated at approximately $2.8 million in connection with the acquisition of BTX on January 31, 2003 and intangible assets of approximately $6.8 million in connection with the acquisition of GeneMachines on March 12, 2003, consisting of approximately $3.7 million of amortizable assets and $3.1 million of goodwill (including approximately $0.3 million of acquisition related expenses).   Intangible asset amortization expense was $729,000 and $1,353,000 for the three and six months ended June 30, 2003, respectively.  Amortization expense of existing amortizable intangible assets is estimated to be $2.8 million for the year ending December 31, 2003 and $2.9 million for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008.

5.  Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded, using the graded method, on the date of grant only if the current market price of the underlying stock exceeds the exercise price and the number of stock options is fixed. SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123, provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation plans under SFAS No. 123, Accounting for Stock Based Compensation, and amends the disclosure requirements of SFAS No. 123. As allowed by SFAS No. 148 and 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income available to common stockholders, as reported	$743	$1,018	$1,521	$1,791
Add: stock-based employee compensation expense included in reported net income, net of tax	134	331	281	655
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(916)	(1,275)	(1,890)	(2,457)
Pro forma net loss	$(39)	$74	$(88)	$(11)
Basic net income per share as reported	$0.02	$0.04	$0.05	$0.07
Pro forma basic net loss per share	$0.00	$0.00	$0.00	$0.00
Diluted net income per share as reported	$0.02	$0.04	$0.05	$0.07
Pro forma diluted net loss per share	$0.00	$0.00	$0.00	$0.00

The fair value of each option grant for the Company’s Plans is estimated on the date of the grant using the Black-Scholes pricing model.

6.  Income Per Share

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period.  The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Weighted average common shares outstanding (basic)	30,232	26,483	30,065	26,470
Weighted average common equivalent shares due to stock options	499	515	394	591
Weighted average common shares outstanding (diluted)	30,731	26,998	30,459	27,061

Options to purchase 1,069,489 and 1,023,494shares of common stock were outstanding as of June 30, 2003 and June 30, 2002, respectively, but were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7.   Inventories

Inventories consist of the following:

(in thousands)	June 30, 2003	December 31, 2002
Finished goods	$7,161	$6,057
Work in process	3,465	1,879
Raw materials	9,268	7,531
	$19,894	$15,467

8.   Accounts Receivable

Accounts receivable consists of the following:

(in thousands)	June 30, 2003	December 31, 2002
Trade accounts receivable	$15,840	$14,061
Allowance for doubtful accounts	(200)	(144)
	$15,640	$13,917

9.   Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, consists solely of foreign currency translation adjustments as of June 30, 2002.  As of June 30, 2003, accumulated other comprehensive income consists of foreign currency translation adjustments of approximately $3.0 million and a minimum additional pension liability of approximately $0.8 million.  The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Net income	$743	$1,018	$1,521	$1,791
Other comprehensive income	1,453	1,629	1,262	1,211
Comprehensive income	$2,196	$2,647	$2,783	3,002

10.   Stockholders’ Equity

In September 2000, Mr. Graziano, the Company’s Chief Executive Officer, and Mr. Green, the Company’s President, each exercised options to purchase 740,228 shares of the Company’s common stock. Each of these officers paid substantially all the exercise price for these shares by issuing promissory notes to the Company. The aggregate loan to Mr. Graziano was $789,000 and to Mr. Green was $789,000 pursuant to these promissory notes. In February 2002, Mr. Green satisfied his promissory notes in full by payment to the Company of the principal amount of the notes and accrued interest.

11.             Legal Proceedings

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of common stock in Harvard Bioscience, or the disgorgement of the profits of our sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we have prevailed on all claims asserted against us and certain of our directors in the arbitration action.  Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action.  We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters were consolidated.  On or about July 30, 2003 the Massachusetts Superior Court granted our motion to confirm the arbitrator’s decision and to deny Mr. Grindle’s motion to vacate.

On May 30, 2002, the Company served a claim notice (the “Claim Notice”) on the former shareholders of Union Biometrica (the “Former Shareholders”), seeking indemnification in connection with the May 31, 2001 Merger Agreement that effectuated the Company’s acquisition of Union Biometrica.  The Claim Notice had the effect of withholding the release of certain Company shares placed in escrow as part of the merger consideration to the Former Shareholders.  On September 5, 2002, the Former Shareholders served a Demand for Arbitration on the Company which essentially set forth defenses against the indemnification claims asserted in the Claim Notice, alleged that the Company did not have an adequate basis for its Claim Notice and asserted that the Former Shareholders could be harmed by a decline in value of the escrowed shares as a result of the Company’s failure to release the escrowed shares.  A hearing was held by an arbitrator in late April and early May, 2003.  On July 15, 2003, the Company received the arbitrator’s award (the “Award”) in favor of the Former Shareholders.  The arbitrator ruled that the Company must release 474,420 Company shares held in escrow to the Former Shareholders and also must pay the Former Shareholders an amount estimated to be approximately $700,000 which represents the difference between the market value of 322,875 Company shares held in escrow as of May 31, 2002, and the market value of those shares as of the date those shares are released, calculated as prescribed by the escrow agreement.  This one-time charge and certain related costs, totaling approximately $815,000 is reflected in the Company’s financial results for the second quarter of 2003.  The Award is currently still pending as each party is seeking certain corrections thereto and is not yet final.

In September, 2002, our Genomic Solutions subsidiary filed suit against Affymetrix, Inc. in the State of Michigan Circuit Court for the County of Washtenaw for breach of contract, negligent/innocent misrepresentation, tortuous interference with prospective economic advantage and declaratory relief.  The action arose out of a License Agreement that Genomic Solutions entered into with Affymetrix with respect to certain Affymetrix patent rights.  In November 2002, Affymetrix filed a counter-claim against Genomic Solutions alleging breach of contract and requesting approximately $1.45 million in damages for license and other fees and interest allegedly owed.   On April 30, 2003, Affymetrix was granted summary disposition and Genomic Solutions’ claims were dismissed.   In June 2003 the Company settled this claim and paid $1.3 million to Affymetrix

In December, 2002, Oxford Gene Technology Ltd. filed suit against our Genomic Solutions subsidiary, Mergen Ltd., Clontech Laboratories, Inc., PerkinElmer Life Sciences, Inc., Axon Instruments, Inc. and BioDiscovery, Inc. in the United States District Court for the District of Delaware seeking unspecified damages as a result of alleged infringement by each of the defendants of a United States Patent issued to Oxford Gene Technology.  On May 12, 2003, the Company and Oxford Gene Technology settled the dispute and the lawsuit will be dismissed.  Under the settlement, Genomic Solutions will display certain notices in connection with the marketing of certain genomic-related products.  In addition, a nominal amount is being paid to Oxford Gene Technology.

In addition, from time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business.  Except as disclosed above, we are not currently a party to any such claims or proceedings, which, if decided adversely to us, would either individually or in the aggregate have material adverse effect on our business, financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally, but not exclusively, contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about  our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for growth, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products and to leverage our infrastructure and expertise and the availability of attractive acquisition candidates),  the market demand and opportunity for our products, our estimates regarding our capital requirements, the anticipated closing of a definitive agreement for a revolving credit facility, the timing of future product introductions, our expectations in connection with current litigation (including inferences about the finality of the arbitrator’s decision in the Grindle matter and the Union Biometrica matter and the appeal of or other challenge to these decisions), and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” beginning on page 18 of this Quarterly Report on Form 10-Q.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

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

Management judgment is required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  At June 30, 2003, we have established a valuation allowance attributable to certain acquisition-related temporary differences as we believe that a portion of the deferred tax assets at June 30, 2003 will not meet the “more likely than not” standard for realization in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109, Accounting for Income Taxes. We review the recoverability of deferred tax assets during each reporting period.

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

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002:

Revenues.  Revenues increased $8.6 million, or 63%, to $22.4 million in the second quarter of 2003 from $13.7 million for the same period in 2002. Approximately $9.1 million, or 41% of our revenues for the three month period ended June 30, 2003, represented the acquired revenues, the revenue stream of the acquired companies prior to acquisition, for the acquisitions made since the second quarter of 2002.  Given the uncertainty of the current economic environment we are unable to determine whether the decrease in organic revenues of approximately $500,000 compared to the same period of 2002 is a trend that is likely to continue.  Revenues for the second quarter of 2003 would have been approximately $21.5 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2002 exchange rates, an increase of approximately 57% over the same period in 2002.

Cost of product revenue.  Cost of product revenues increased $4.3 million or 64%, to $10.9 million in the second quarter of 2003 from $6.7 million for the second quarter of 2002.  As a percentage of product revenues, cost of product revenues for the second quarter of 2003 was approximately 49% compared to approximately 50% for the second quarter of 2002.  For the second quarter of 2003, cost of product revenues included approximately $205,000 of expensed fair value adjustments for inventory and backlog acquired with the acquisitions of Genomic Solutions, BTX, and GeneMachines, related to the orders sold in the second quarter of 2003.  Without these expenses, cost of product revenues as a percentage of product revenues, for the second quarter of 2003 was approximately 49%.

General and administrative expense.  General and administrative expense increased $743,000 or 35%, to $2.9 million in the second quarter of 2003 from $2.1 million for the same period in 2002 due primarily to acquisitions.  As a percentage of revenues, general and administrative expense was 12.9% in the second quarter of 2003 compared to 15.5% for the same period in 2002.  This decrease ias a percentage of revenues is the result of general and administrative expenses not increasing at the same rate as revenues, since many general and administrative expenses by their nature are not directly variable as revenues change, but in some ways are fixed expenses.

Sales and marketing expense.  Sales and marketing expense increased $2.1 million, or 115%, to $3.9 million in the second quarter of 2003 from $1.8 million in the second quarter of 2002.  Approximately $2.2 million of the increase directly relates to the acquisitions made since the second quarter of 2002.  As a percent of revenue, sales and marketing spending increased from approximately 13% in the second quarter of 2002 to approximately 17% in the second quarter of 2003.  This increase is due primarily to the October 2002 acquisition of Genomic Solutions, which experiences higher costs as a percentage of revenues compared to the percentage experienced by the Company prior to the acquisition of Genomic Solutions.  This is due to the higher costs associated with using a direct sales force compared to the costs associated with catalog and distributor sales the Company has historically experienced.

Research and development expense.  Research and development spending, which includes expenses related to research revenues, was $1.7 million in the second quarter of 2003.  Excluding research and development programs at businesses acquired during 2002 and 2003, research and development spending in the second quarter of 2003 was approximately $897,000 compared to $1.0 million for the same period in 2002.  This decrease of approximately $100,000 is due primarily to the restructuring at our Union Biometrica subsidiary during the third quarter of 2002 and due to the timing of spending for projects.  As a percentage of revenues, research and development was 7.5% during the second quarter of 2003 compared to 7.3% for the same period in 2002.

Stock compensation expense.  In the three months ended June 30, 2003, we recorded $134,000 of stock compensation expense, related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica, in connection with the acquisition of Union Biometrica.  In the three months ended June 30, 2002, we recorded stock compensation expense of approximately $331,000. We will recognize an aggregate of approximately $270,000 of additional expense over the remaining vesting life of the options.

Amortization of intangibles.  Amortization of intangibles, including amortization of acquired technology, was $729,000 in the second quarter of 2003 compared to $307,000 in the second quarter of 2002.  This increase is directly attributed to acquisitions made since the second quarter of 2002.

Other income (expense), net.  Other expense for the three months ended June 30, 2003 of $1.0 million included approximately $815,000 in certain one time charges related to an arbitration award in favor of the former stockholders of Union Biometrica.  Other expense for the second quarter of 2003 also included net interest expense of approximately $53,000 compared to net interest income of $92,000 for the second quarter of 2002.  This shift from interest income to interest expense is due to cash and interest bearing debt being used to fund acquisitions since the second quarter of 2002.   Other expense for the second quarter of 2003 also included a $143,000 foreign exchange loss compared to a $173,000 gain for the same period last year.  The majority of these exchange gains and losses are related to debt amongst our subsidiaries.

Income taxes.  The Company’s effective income tax rates were 31.90% for the second quarter of 2003 and 41.02% for the second quarter of 2002.  The decrease in the effective income tax rate from 2002 to 2003 is principally due to the Company earning a smaller percentage of its total operating income in jurisdictions that have higher effective tax rates.  Included in the calculation of the effective tax rate for the second quarter of 2003 are non-deductible stock compensation expense of $129,000 and non-deductible charges related to a one time arbitration award of $1,053,000.  Included in the calculation of the effective tax rate for the second quarter of 2002 is $297,000 for non-deductible stock compensation expense.Before the effects of these non-tax deductible expenses, the Company’s effective income tax rates were 32.96% for the second quarter of 2003 and 34.12% for the second quarter of 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002:

Revenues.  Revenues increased $16.1 million, or 63%, to $41.8 million in the six months ended June 30, 2003 from $25.7 million for the same period in 2002. Approximately $16.3 million, or 39% of our revenues for the six month period ended June 30, 2003, represented the acquired revenues, the revenue stream of the acquired companies prior to acquisition, for the acquisitions made since the six months ended June 30, 2002.  Given the uncertainty of the current economic environment we are unable to determine whether the decrease in organic revenues of approximately $200,000 over the same period of 2002 is a trend that is likely to continue.  Revenues for the six months ended June 30, 2003 would have been approximately $40.3 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2002 exchange rates, an increase of approximately 57% over the same period in 2002.

Cost of product revenue.  Cost of product revenues increased $8.2 million or 66%, to $20.6 million in the six months ended June 30, 2003 from $12.4 million for the six months ended June 30, 2002.  As a percentage of product revenues, cost of product revenues for the six months ended June 30, 2003 was approximately the same as for the six months ended June 30, 2002 at 50%.  For the six months ended June 30, 2003, cost of product revenues included approximately

$538,000 of expensed fair value adjustments for inventory and backlog acquired with the acquisitions of Genomic Solutions, BTX, and GeneMachines, related to the orders sold in the six months ended June 30 2003.  Without these expenses, cost of product revenues as a percentage of product revenues, for the six months ended June 30 2003 was approximately 48%.

General and administrative expense.  General and administrative expense increased $1.7 million or 41%, to $5.7 million in the six months ended June 30, 2003 from $4.0 million for the same period in 2002 due primarily to acquisitions.  As a percentage of revenues, general and administrative expense was 13.6% in the six months ended June 30, 2003 compared to 15.7% for the same period in 2002.  This decrease as a percentage of revenues, is the result of general and administrative expenses not increasing at the same rate as revenues since many general and administrative expenses by their nature are not directly variable as revenues change, but in some ways are fixed expenses.

Sales and marketing expense.  Sales and marketing expense increased $4.2 million, or 127%, to $7.5 million in the six months ended June 30, 2003 from $3.3 million in the six months ended June 30, 2002.  Approximately $4.1 million of the increase directly relates to the acquisitions made since the six months ended June 30, 2002.  As a percent of revenue, sales and marketing spending increased from approximately 13% in the first six months of 2002 to approximately 18% in the first six months of 2003.  This increase is due primarily to the October 2002 acquisition of Genomic Solutions, which experiences higher costs as a percentage of revenues compared to percentage experienced by the Company prior to the acquisition of Genomic Solutions.  This is due to the higher costs associated with using a direct sales force compared to the costs associated with catalog and distributor sales the Company has historically experienced.

Research and development expense.  Research and development spending, which includes expenses related to research revenues, was $3.1 million in the six months ended June 30, 2003.  Excluding research and development programs at businesses acquired during 2002 and 2003, spending in the six months ended June 30, 2003 was approximately $1.7 million compared to $2.0 million for the same period in 2002.  This decrease of approximately $300,000 is due primarily to the restructuring at our Union Biometrica subsidiary during the third quarter of 2002 and due to the timing of spending for projects.  As a percentage of revenues, research and development was 7.4% during the six months ended June 30, 2003 compared to 7.9% for the same period in 2002.

Stock compensation expense.  In the six months ended June 30, 2003, we recorded $281,000 of stock compensation expense, related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica, in connection with the acquisition of Union Biometrica.  In the six months ended June 30, 2002, we recorded stock compensation expense of approximately $655,000. We will recognize an aggregate of approximately $270,000 of additional expense over the remaining vesting life of the options.

Amortization of intangibles.  Amortization of intangibles, including amortization of acquired technology, was $1.4 million in the six months ended June 30, 2003 compared to $612,000 in the six months ended June 30, 2002.  This increase is directly attributed to acquisitions made since the six months ended June 30, 2002.

Other income (expense), net.  Other expense for the six months ended June 30, 2003 of $920,000 included approximately $815,000 in certain one time charges related to an arbitration award in favor of the former stockholders of Union Biometrica.  Other expense for the six months ended June 30, 2003 also included net interest expense of approximately $26,000 compared to net interest income of $187,000 for the same period of 2002.  This shift from interest income to interest expense is due to cash and interest bearing debt being used to fund acquisitions since the second quarter of 2002.   Other expense for the six months ended June 30, 2003 also included a $30,000 foreign exchange loss compared to a $129,000 gain for the same period last year.  The majority of these exchange gains and losses are related to debt amongst our subsidiaries.

Income taxes.  The Company’s effective income tax rates were 37.17% for the six months ended June 30, 2003 and 39.27% for the six months ended June 30, 2002.  The decrease in the effective income tax rate is principally due to the Company earning a smaller percentage of its total operating income in jurisdictions that have higher effective tax rates.  Included in the calculation of the effective tax rate for the six months ended June 30, 2003 are non-deductible stock compensation expense of $259,000 and non-deductible charges related to a one time arbitration award of $1,053,000.  Included in the calculation of the effective tax rate for the six months ended June 30, 2002 is $584,000 for non-deductible stock compensation expense.  Before the effects of these non-tax deductible expenses, the Company’s effective income tax rates were 35.99% for the six months ended June 30, 2003 and 34.28% for the six months ended June 30, 2002.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness, research and development expenditures and capital expenditures. As of June 30, 2003, we had cash and cash equivalents of $9.2 million, a decrease of $6.1 million from December 31, 2002 primarily due to funding the acquisition of BTX and partially funding the acquisition of GeneMachines.  The balance of the purchase price for GeneMachines was funded by proceeds of a $6.0 million bridge loan entered into in March 2003 with Brown Brothers Harriman & Co.  The Company entered into this bridge loan in anticipation of closing a revolving credit facility to be used to fund acquisitions, provide working capital, and for general corporate needs. We are currently negotiating a $25 million revolving credit facility instead of the originally planned $12 million facility.  Also during the second quarter of 2003, $1.3 million in cash was used to settle a dispute between our subsidiary Genomic Solutions and Affymetrix.  This amount was fully reserved for by Genomic Solutions on its balance sheet prior to our acquisition of Genomic Solutions.

During the first six months of 2003, our operating activities provided cash of $1.1 million compared to $920,000 for the same period in 2002.  For the first six months of 2003, the $1.1 million of cash provided by operating activities, was net of the $1.3 million settlement paid to Affymetrix.  For both periods operating cash flows were primarily due to profitable operating results, partially offset by working capital requirements.

Our investing activities used cash of $13.2 million for the first six months of 2003 and $841,000 for the first six months of 2002.  In the first six months of 2003, investing activities primarily included cash used for the acquisitions of BTX and GeneMachines and, for the first six months of 2002 our investing activities primarily included cash for capital expenditures related to expanding and improving lease space for our Somerville, MA facility and outfitting our Geel, Belgium research lab.

During the first six months of 2003, financing activities provided net cash of $5.6 million compared to a use of cash of $2.8 million for the same period in 2002.  In the first six months of 2003, we entered into a $6.0 million bridge loan with Brown Brothers Harriman & Co.  In the first six months of 2002 financing activities consisted mainly of the repayment of $3.7 million in debt originating from the acquisition of Scie Plas Ltd. in November 2001 partially offset by proceeds of approximately $886,000 from the repayment of notes receivable from an officer.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operating plans, we expect that available cash, cash generated from operations and debt capacity will be sufficient to finance operations and capital expenditures for at least twelve months.  However, we may be unable to reach agreement on the terms of the revolving credit facility and may be required to repay the $6.0 million bridge loan on less than favorable terms.  In addition, we may use substantial amounts of capital to accelerate product development, expand our sales and marketing activities or make acquisitions. We may need to raise additional capital to the extent that we exhaust our available capital through these activities.  Additional capital raising activities may dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Moreover, additional capital may not be available on acceptable terms or at all. Accordingly, there can be no assurance that we will be successful in raising additional capital.

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In May 2003, the FASB issued Statement No. 150, “ Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this Statement will have a material impact on our consolidated results of operations or financial position.

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

Harvard Bioscience’s ability to achieve the benefits of its recent acquisitions of Genomic Solutions, BTX and GeneMachines will depend in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. The integration process is a complex, time-consuming and expensive process and may disrupt Harvard Bioscience’s business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

•                                          demonstrating to customers and suppliers that the acquisitions will not result in adverse changes in client service standards or business focus and

•                                          addressing any perceived adverse changes in business focus.

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

Since Harvard Bioscience manufactures and sells its products worldwide, its business is subject to risks associated with doing business internationally. Harvard Bioscience’s revenues from its non-U.S. operations represented approximately 48% of total revenues for the three and six months ended June 30, 2003. Harvard Bioscience anticipates that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of Harvard Bioscience’s manufacturing facilities and suppliers are located outside the United States. Accordingly, Harvard Bioscience’s future results could be harmed by a variety of factors, including:

•                                          changes in foreign currency exchange rates, which resulted in a foreign currency loss of approximately $143,000 and a foreign currency loss of approximately $30,000 for the three and six months ended June 30, 2003 and an increase of foreign equity of approximately $1,262,000 for the six months ended June 30, 2003,

•                                          changes in a specific country’s or region’s political or economic conditions, including Western Europe and Japan, in particular,

•                                          potentially negative consequences from changes in tax laws affecting the ability to expatriate profits,

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

Harvard Bioscience’s revenues may vary from quarter to quarter due to a number of factors, including the timing of catalog mailings and new product introductions, future acquisitions and its substantial sales to European customers, who in summer months often defer purchases. Therefore, Harvard Bioscience expects revenues from European sales to be lower during the summer season and as a result quarter-to-quarter revenues will likely experience fluctuations. With the acquisition of Union Biometrica in May 2001, Genomic Solutions in October 2002 and GeneMachines in March 2003, an increasing portion of Harvard Bioscience’s revenues may result from sales of relatively high-priced products. Delays in purchase orders, receipt, manufacture, shipment or receivables collection of these relatively high-priced products could lead to substantial variability in revenues, operating results and working capital requirements from quarter-to-quarter, which could adversely affect Harvard Bioscience’s stock price. In particular, delays or reduction in purchase orders from the pharmaceutical and biotechnology industries could have a material adverse effect on Harvard Bioscience, as more fully described elsewhere in these risk factors.

Harvard Bioscience may lose money when it exchanges foreign currency received from international revenues into U.S. dollars.

For the three and six months ended June 30, 2003, approximately 44% of Harvard Bioscience’s business was conducted in currencies other than the U.S. dollar, which is its reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which Harvard Bioscience does business have caused and will continue to cause foreign currency transaction gains and losses. Currently, Harvard Bioscience attempts to manage foreign currency risk through the matching of assets and liabilities. In the future, Harvard Bioscience may undertake to manage foreign currency risk through additional hedging methods. Harvard Bioscience recognizes foreign currency gains or losses arising from its operations in the period incurred. Harvard Bioscience cannot guarantee that it will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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

For the three and six months ended June 30, 2003, approximately 12% and 12%, respectively, of Harvard Bioscience’s revenues were generated through an agreement with Amersham Biosciences, which was renegotiated in August 2001, under which Amersham Biosciences acts as the primary marketing and distribution channel for the products of Harvard Bioscience’s Biochrom subsidiary. Under the terms of this agreement, Harvard Bioscience is restricted from allowing another person or entity to distribute, market and sell the majority of the products of its Biochrom subsidiary. Harvard Bioscience is also restricted from making or promoting sales of the majority of the products of its Biochrom subsidiary to any person or entity other than Amersham Biosciences or its authorized sub-distributors. Harvard Bioscience has little or no control over Amersham Biosciences’ marketing and sales activities or the use of its resources. Amersham Biosciences may fail to purchase sufficient quantities of products from Harvard Bioscience or perform appropriate marketing and sales activities. The failure by Amersham Biosciences to perform these activities could materially adversely affect Harvard Bioscience’s business and growth prospects during the term of this agreement. In addition, Harvard Bioscience’s inability to maintain its arrangement with Amersham Biosciences for product distribution could materially impede the growth of Harvard Bioscience’s business and its ability to generate sufficient revenue. Harvard Bioscience’s agreement with Amersham Biosciences may be terminated with 30 days notice under some circumstances, including in the event of a breach of a material term by Harvard Bioscience. This agreement has an initial term of three years, commencing August 1, 2001, after which it will automatically renew for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms, by either party upon 18 months prior written notice. While Harvard Bioscience believes its relationship with Amersham Biosciences is good, Harvard Bioscience cannot guarantee that the contract will be renewed or that Amersham Biosciences will aggressively market Harvard Bioscience’s products in the future.

Accounting for goodwill may have a material adverse effect on Harvard Bioscience.

Harvard Bioscience has historically amortized goodwill purchased in its acquisitions on a straight-line basis ranging from five to 15 years. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives from acquisitions after June 30, 2001 and existing goodwill and intangible assets with indefinite lives from acquisitions prior to July 1, 2001 that remain as of December 31, 2001 are no longer amortized, but instead are evaluated annually to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable, or more frequently, if events or circumstances indicate there may be an impairment. If it is determined in the future that a portion of Harvard Bioscience’s goodwill and intangible assets with indefinite lives is impaired, Harvard Bioscience will be required to write off that portion of the asset which could have an adverse effect on net income for the period in which the write off occurs. At June 30, 2003, Harvard Bioscience had goodwill and intangible assets with indefinite lives of $34.6 million, or 30% of its total assets.

Harvard Bioscience may be adversely affected by litigation or arbitration involving Paul D. Grindle.

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against Harvard Bioscience and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to Harvard Bioscience’s purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of common stock in Harvard Bioscience, or the disgorgement of the profits of Harvard Bioscience’s sale of the stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s common stock as of January 2, 2002. On October 30, 2002, the Company received a decision from the arbitrator that it has prevailed on all claims asserted against it and certain of its directors in the arbitration action.  Specifically, the Company received a written decision from the arbitrator granting its motion for summary disposition with respect to all claims brought against all parties in the action.    We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters were consolidated.  On or about July 30, 2003 the Massachusetts Superior Court granted our motion to confirm the arbitrator’s decision and to deny Mr. Grindle’s motion to vacate.

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

Harvard Bioscience anticipates that its existing capital resources, including debt and equity, will enable it to maintain currently planned operations for the foreseeable future. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, Harvard Bioscience may need additional funding sooner than anticipated. Harvard Bioscience’s inability to raise capital could seriously harm its business and product development efforts.   In addition, Harvard Bioscience may not be able to reach agreement on the terms of the $25 million credit facility that it is currently negotiating and may be required to repay, on less than favorable terms, the $6 million demand bridge loan entered into in anticipation of closing a larger credit facility.

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

Item 4.  Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, , our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We intend to  continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, is is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle’s claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of common stock in Harvard Bioscience, or the disgorgement of the profits of our sale of the common stock, as well as compensatory damages and multiple damages and attorney’s fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience’s common stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we have prevailed on all claims asserted against us and certain of our directors in the arbitration action.  Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action.  We have filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator’s decision.  Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator’s decision.  These two matters were consolidated.  On or about July 30, 2003 the Massachusetts Superior Court granted our motion to confirm the arbitrator’s decision and to deny Mr. Grindle’s motion to vacate.

On May 30, 2002, the Company served a claim notice (the “Claim Notice”) on the former shareholders of Union Biometrica (the “Former Shareholders”), seeking indemnification in connection with the May 31, 2001 Merger Agreement that effectuated the Company’s acquisition of Union Biometrica.  The Claim Notice had the effect of withholding the release of certain Company shares placed in escrow as part of the merger consideration to the Former Shareholders.  On September 5, 2002, the Former Shareholders served a Demand for Arbitration on the Company which essentially set forth defenses against the indemnification claims asserted in the Claim Notice, alleged that the Company did not have an adequate basis for its Claim Notice and asserted that the Former Shareholders could be harmed by a decline in value of the escrowed shares as a result of the Company’s failure to release the escrowed shares.  A hearing was held by an arbitrator in late April and early May, 2003.  On July 15, 2003, the Company received the arbitrator’s award (the “Award”) in favor of the Former Shareholders.  The arbitrator ruled that the Company must release 474,420 Company shares held in escrow to the Former Shareholders and also must pay the Former Shareholders an amount estimated to be approximately $700,000 which represents the difference between the market value of 322,875 Company shares held in escrow as of May 31, 2002, and the market value of those shares as of the date those shares are released, calculated as prescribed by the escrow agreement.  This one-time charge and certain related costs, totaling approximately $815,000 is reflected in the Company’s financial results for the second quarter of 2003.  The Award is currently still pending as each party is seeking corrections thereto and is not yet final.

In September, 2002, our Genomic Solutions subsidiary filed suit against Affymetrix, Inc. in the State of Michigan Circuit Court for the County of Washtenaw for breach of contract, negligent/innocent misrepresentation, tortuous interference with prospective economic advantage and declaratory relief.  The action arose out of a License Agreement that Genomic Solutions entered into with Affymetrix with respect to certain Affymetrix patent rights.  In November 2002, Affymetrix filed a counter-claim against Genomic Solutions alleging breach of contract and requesting approximately $1.45 million in damages for license and other fees and interest allegedly owed.   On April 30, 2003, Affymetrix was granted summary disposition and Genomic Solutions’ claims were dismissed.   In June 2003 the Company settled this claim and paid $1.3 million to Affymetrix

In December, 2002, Oxford Gene Technology Ltd. filed suit against our Genomic Solutions subsidiary, Mergen Ltd., Clontech Laboratories, Inc., PerkinElmer Life Sciences, Inc., Axon Instruments, Inc. and BioDiscovery, Inc. in the United States District Court for the District of Delaware seeking unspecified damages as a result of alleged infringement by each of the defendants of a United States Patent issued to Oxford Gene Technology.  On May 12, 2003, the Company and Oxford Gene Technology settled the dispute and the lawsuit will be dismissed.  Under the settlement, Genomic Solutions will display certain notices in connection with the marketing of certain genomic-related products.  In addition, a nominal amount is being paid to Oxford Gene Technology.

In addition, from time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business.  Except as disclosed above, we are not currently a party to any such claims or proceedings, which, if decided adversely to us, would either individually or in the aggregate have material adverse effect on our business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds – None.

Item 3.  Defaults Upon Senior Securities – None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 22, 2003, the Company held its Annual Meeting of Stockholders.  The stockholders voted, either in person or by proxy, to elect three Class III Directors until the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  The results of the meeting were as follows:

Name of Director	For	Withheld

Chane Graziano	23,600,231	3,623,827
Earl Lewis	23,220,612	4,003,446
Jeffrey Williams	23,728,980	3,495,078

Following the Annual Meeting of Stockholders, the composition of the Board of Directors is as follows:

Class I Directors (to serve until 2004 Annual Meeting)
Christopher W. Dick
Robert A. Dishman
Richard C. Klaffky

Class II Directors (to serve until 2005 Annual Meeting)
David Green
John F. Kennedy

Class III Directors (to serve until 2006 Annual Meeting)
Chane Graziano
Earl R. Lewis
Jeffrey Williams

Item 5.  Other Information – None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                                          Exhibit Index

31.1                           Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*                    Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*                    Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                       This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)                                                         Reports on Form 8-K

1.                                                                                                               Form 8-K filed May 1, 2003 – furnishing the press release of Harvard Bioscience issued on April 30, 2003, announcing its financial results for the quarter ended March 31, 2003.

2.                                                                                                               Form 8-K/A filed May 27, 2003 – amending the current report filed on March 25, 2003 to provide financial information relating to the acquisition of Genomic Instrumentation Services, Inc., d/b/a GeneMachines on March 12, 2003.

3.                                                                                                               Form 8-K filed July 17, 2003 – reporting the arbitration award in favor of the former shareholders of Union Biometrica, Inc.

4.                                                                                                               Form 8-K filed July 29, 2003 – furnishing the press release of Harvard Bioscience issued on July 28, 2003, announcing its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly  caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

By:	/s/ Susan Luscinski
Susan Luscinski
Chief Financial Officer

Date: August 14, 2003