Form 10-Q
period 2003-09-30
HARVARD BIOSCIENCE INC
filed 2003-11-14
CIK 1123494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

or

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

As of November 12, 2003
Common Stock Outstanding 30,097,203

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended September 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

 (in thousands, except share and per share amounts)

	9/30/03	12/31/02
Current assets:
Cash and cash equivalents	$7,577	$15,313
Trade accounts receivable, net	16,094	13,917
Other receivables and other assets	644	478
Inventories.	22,845	15,467
Catalog costs..	21	283
Prepaid expenses	1,540	1,883
Deferred tax assets	753	1,073
Total current assets	49,474	48,414

Property, plant and equipment, net	6,463	5,918

Other assets:
Deferred tax asset.	1,106	669
Goodwill and other indefinite lived intangibles	36,031	31,140
Amortizable intangible assets	25,262	20,206
Other assets	998	1,237
Total other assets	63,397	53,252
Total assets	$119,334	$107,584

Current liabilities:
Note payable	$6,000	—
Current installments of long-term debt	386	$699
Trade accounts payable	5,967	5,525
Deferred revenue	1,942	1,459
Accrued income taxes payable.	1,335	1,151
Accrued expenses.	6,159	7,362
Other liabilities	1,387	403
Total current liabilities	23,176	16,599

Long-term debt, less current installments	46	400
Deferred income tax liabilities.	840	930
Other liabilities.	1,537	1,274
Total long-term liabilities	2,423	2,604
Total liabilities	$25,599	$19,203

Stockholders’ equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 34,755,485 and 34,692,050 shares issued and 30,094,701 and 30,031,266 shares outstanding at September 30, 2003 and December 31, 2002, respectively	348	347
Additional paid-in-capital	172,182	171,622
Accumulated other comprehensive income	2,217	894
Note receivable from officer	—	(963)
Accumulated deficit	(80,344)	(82,851)
Treasury stock, 4,660,784 common shares, at cost.	(668)	(668)
Total stockholders’ equity.	93,735	88,381
Total liabilities and stockholders’ equity	$119,334	$107,584

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

 (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Product revenues	$20,902	$12,619	$62,227	$37,512
Research revenues	206	178	707	977
Total revenues	21,108	12,797	62,934	38,489

Cost and expenses:
Cost of product revenues	10,671	6,582	31,241	18,987
General and administrative expense	2,621	1,894	8,322	5,926
Sales and marketing expense	3,810	1,644	11,304	4,941
Research and development expense	1,615	1,013	4,701	3,038
Stock compensation expense	121	315	402	971
Restructuring expense .	—	632	—	632
Amortization of intangibles	578	469	1,931	1,081

Operating income	1,692	248	5,033	2,913

Other income (expense):
Foreign currency gain .	291	76	261	205
Interest expense	(74)	(13)	(198)	(83)
Interest income.	12	106	110	363
Other	20	(5)	(844)	(39)
Other income (expense), net	249	164	(671)	446

Income before income taxes	1,941	412	4,362	3,359
Income taxes	955	494	1,855	1,650

Net income (loss)	$986	$(82)	$2,507	$1,709

Net income (loss) per share:
Basic and diluted	$0.03	$0.00	$0.08	$0.06

Weighted average common shares:
Basic	29,941	26,511	29,912	26,483
Diluted	30,948	26,511	30,513	27,029

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,507	$1,709
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	402	971
Depreciation..	1,629	709
Amortization of catalog costs	278	302
Provision for bad debts	(197)	3
Amortization of other intangibles	1,931	1,081
Deferred income taxes	(516)	(852)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(369)	(372)
Other receivables	(267)	714
Inventories	(1,553)	(311)
Prepaid expenses and other assets	405	(118)
Other assets	836	(993)
Trade accounts payable	(394)	(422)
Accrued income taxes payable	591	338
Deferred revenue	(974)	(3)
Accrued expenses.	(3,367)	(373)
Other liabilities	203	(598)
Net cash provided by operating activities	1,145	1,785

Cash flows from investing activities:
Additions to property, plant and equipment	(985)	(909)
Additions to catalog costs	(15)	(164)
Acquisition of businesses, net of cash acquired	(14,681)	(1,218)
Net cash used in investing activities	(15,681)	(2,291)

Cash flows from financing activities:
Repayment of notes receivable from officers	1,021	886
Proceeds from note payable.	6,000	—
Repayments of short-term debt	—	(3,260)
Repayments of long-term debt	(685)	(570)
Net proceeds from issuance of common stock	104	144
Net cash provided by (used in) financing activities	6,440	(2,800)

Effect of exchange rate changes on cash and cash equivalents	360	379

Decrease in cash and cash equivalents.	(7,736)	(2,927)
Cash and cash equivalents at beginning of period	15,313	29,386
Cash and cash equivalents at end of period.	7,577	$26,459

Supplemental disclosures of cash flow information:
Cash paid for interest	$198	$114
Cash paid for income taxes	$1,711	$1,398

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and September 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

2.   Recently Issued Accounting Pronouncements

In November, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor.  The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  This Issue otherwise does not change applicable revenue recognition criteria.  Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  Companies may apply this consensus prospectively to new arrangements initiated after the date of adoption or as a cumulative catch adjustment.  The Company prospectively adopted the provisions of the EITF’s consensus on this Issue on July 1, 2003 and has determined the application did not have a material impact on the Company’s consolidated results of operations or financial position as of and for the three months ended September 30, 2003.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “ Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has determined that application of this Statement did not have a material impact on the Company’s consolidated results of operations or financial position.

3.   Acquisitions

On January 31, 2003, the Company acquired substantially all of the assets of the BTX division of Genetronics Biomedical Corporation for $4.0 million in cash (including $0.3 million in acquisition related costs) and the assumption of $0.2 million of liabilities.  The results of operations have been included in the consolidated financial statements since the date of acquisition.  BTX designs, develops, manufactures and distributes electroporation products.  During the third quarter of 2003, the Company completed the fair value valuation of assets and liabilities acquired and a final purchase price allocation was prepared and is included as part of these consolidated financial statements.  The purchase price which has been allocated on the basis of fair market value of assets acquired and liabilities assumed at the date of acquisition resulted in the following allocation:  $1.7 million to existing technology, current assets of $1.3 million, $0.1 million to property, plant and equipment, $1.1 million to goodwill and other indefinite lived intangibles and liabilities assumed of $0.2 million.  In the first nine months of 2003, $268,000 of fair value adjustments related to BTX’s backlog and inventory was expensed through cost of product revenues for orders that were sold since the date of the acquisition.

On March 12, 2003, the Company, through its Genomic Solutions subsidiary, acquired substantially all of the assets of Genomic Instrumentation Services, d/b/a/ GeneMachines for $8.6 million in cash (including $0.3 million in acquisition related expenses) and the assumption of $2.0 million of liabilities.  The acquisition was partially funded by a $6.0 million bridge loan entered into on March 12, 2003, with Brown Brothers Harriman and Co.  The bridge loan is in the form of a demand promissory note which bears a variable annual interest rate based on the bank’s base rate.  At September 30,2003, the interest rate on this note was 4.0%.  The results of operations have been included in the consolidated financial statements since the date of acquisition.  GeneMachines designs, develops, manufactures and distributes high throughput instrumentation for DNA and protein microarray production, nucleic acid sample preparation and DNA synthesis.  It is anticipated that the acquisition of GeneMachines will strengthen the Company’s genomic product offering, and when coupled with genomic product line of the Company’s Genomic Solutions subsidiary, will provide a complementary set of products in the DNA microarray systems and instrumentation market.

During the third quarter of 2003, the Company completed the fair value valuation of GeneMachines’ assets and liabilities acquired and a final purchase price allocation was prepared and is included as part of these consolidated financial statements.  The purchase price which has been allocated on the basis of fair market value of assets acquired and liabilities assumed at the date of acquisition resulted in the following allocation:

(in thousands)
Current assets	$2,942
Property, plant and equipment	721
Long-term assets	45
Goodwill and other indefinite lived intangibles	3,087
Amortizable intangible assets	3,736
Total assets acquired	$10,531

Current liabilities	$(1,980)
Total liabilities assumed	(1,980)
Net assets acquired	$8,551

The $3.7 million of acquired amortizable intangible assets was allocated to existing products and technology.  In the first nine months of 2003, $217,800 of fair value adjustments related to GeneMachines’ backlog and inventory was expensed through cost of product revenues for orders that were sold since the date of the acquisition.

On September 19, 2003, the Company, through its Genomic Solutions subsidiary, acquired substantially all the assets of BioRobotics, Ltd., a subsidiary of Apogent Technologies Inc for approximately $3.4 million payable partly in cash and partly in the assumption of certain limited liabilities (including $0.3 million in acquisition related expenses).  The results of operations have been included in the consolidated financial statements since the date of acquisition.  BioRobotics designs, develops, manufactures and distributes life science instrumentation for DNA microarray manufacturing and colony picking.  As of September 30, 2003, the Company has not finalized the purchase price allocation.  A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the fair value valuation of the assets and liabilities has not yet been completed.  The preliminary estimated allocation of the purchase price is as follows: $1.3 million to existing technology, current assets of $2.3 million, $0.3 million to property, plant and equipment, $0.3 million to goodwill and other indefinite lived intangibles and liabilities assumed of $0.8 million.  We anticipate that the fair value valuation of assets and liabilities acquired will be completed during the fourth quarter of 2003.

4.  Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment.

Goodwill and intangible assets consist of the following:

	September 30, 2003		December 31, 2002
(in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$27,812	$3,908	$20,785	$2,020
Tradename	1,703	353	1,702	269
Patents	9	1	9	1
Total amortizable intangible assets	$29,524	$4,262	$22,496	$2,290
Unamortizable intangible assets:

Goodwill and other indefinite lived intangibles	$36,031	$—	$31,140	$—
Total goodwill and intangible assets	$65,555	$4,262	$53,636	$2,290

The Company acquired intangible assets of approximately $2.8 million in connection with the acquisition of BTX on January 31, 2003, consisting of approximately $1.7 million of amortizable assets and $1.1 million of goodwill (including approximately $0.3 million of acquisition related expenses).  On March 12, 2003, the Company acquired intangible assets of approximately $6.8 million in connection with the acquisition of GeneMachines, consisting of approximately $3.7 million of amortizable assets and $3.1 million of goodwill (including approximately $0.3 million of acquisition related expenses).   The Company acquired amortizable intangible assets estimated at approximately $1.0 million in connection with the acquisition of BioRobotics on September 19, 2003, consisting of an estimated $1.3 million of amortizable assets and an estimated $0.3 million of goodwill (including approximately $0.3 million of acquisition related costs).  Intangible asset amortization expense was $578,000 and $1,931,000 for the three and nine months ended September 30, 2003, respectively.  Amortization expense of existing amortizable intangible assets is estimated to be $2.8 million for the year ending December 31, 2003 and $3.0 million for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008.

5.  Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded, using the graded method, on the date of grant only if the current market price of the underlying stock exceeds the exercise price and the number of stock options is fixed. SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123, provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation plans under SFAS No. 123, Accounting for Stock Based Compensation, and amends the disclosure requirements of SFAS No. 123. As allowed by SFAS No. 148 and 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss) available to common stockholders, as reported	$986	$(82)	$2,507	$1,709
Add: stock-based employee compensation expense included in reported net income, net of tax	120	303	394	935
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,013)	(1,028)	(2,776)	(3,326)
Pro forma net income (loss)	$93	$(807)	$125	$(682)
Basic net income (loss) per share as reported	$0.03	$0.00	$0.08	$0.06
Pro forma basic net income (loss) per share	$0.00	$(0.03)	$0.00	$(0.03)
Diluted net income (loss) per share as reported	$0.03	$0.00	$0.08	$0.06
Pro forma diluted net income (loss) per share	$0.00	$(0.03)	$0.00	$(0.03)

The fair value of each option grant for the Company’s stock option plans is estimated on the date of the grant using the Black-Scholes pricing model.

6.  Income (Loss) Per Share

Basic income (loss) per share is based upon net income divided by the number of weighted average common shares outstanding during the period.  The calculation of diluted net income (loss) per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Weighted average common shares outstanding (basic)	29,941	26,511	29,912	26,483
Weighted average common equivalent shares due to stock options	1,007	—	601	546
Weighted average common shares outstanding (diluted)	30,948	26,511	30,513	27,029

For the three months ended September 30, 2002, options to purchase 455,415 shares of common stock were outstanding but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

7.   Inventories

Inventories consist of the following:

(in thousands)	September 30, 2003	December 31, 2002
Finished goods	$8,169	$6,057
Work in process	3,644	1,879
Raw materials	11,032	7,531
	$22,845	$15,467

8.   Accounts Receivable

Accounts receivable consists of the following:

(in thousands)	September 30, 2003	December 31, 2002
Trade accounts receivable	$16,273	$14,061
Allowance for doubtful accounts	(179)	(144)
	$16,094	$13,917

9.   Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, consists solely of foreign currency translation adjustments as of September 30, 2002.  As of September 30, 2003, accumulated other comprehensive income consists of foreign currency translation adjustments of approximately $3.1 million and a minimum additional pension liability of approximately $0.9 million.  The components of total comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net income (loss)	$986	$(82)	$2,507	$1,709
Other comprehensive income	60	415	1,323	1,626
Comprehensive income	$1,046	$333	$3,830	3,335

10.   Stockholders’ Equity

In September 2000, Mr. Graziano, the Company’s Chief Executive Officer, and Mr. Green, the Company’s President, each exercised options to purchase 740,228 shares of the Company’s common stock. Each of these officers paid substantially all the exercise price for these shares by issuing promissory notes to the Company. The aggregate loan to Mr. Graziano was $789,000 and to Mr. Green was $789,000 pursuant to these promissory notes. In February 2002, Mr. Green satisfied his promissory notes in full by payment to the Company of the principal amount of the notes and accrued interest.  In August 2003, Mr. Graziano satisfied his promissory notes in full by payment to the Company of the principal amount of the notes and accrued interest.

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

On May 30, 2002, the Company served a claim notice (the “Claim Notice”) on the former shareholders of Union Biometrica (the “Former Shareholders”), seeking indemnification in connection with the May 31, 2001 Merger Agreement that effectuated the Company’s acquisition of Union Biometrica.  The Claim Notice had the effect of withholding the release of certain Company shares placed in escrow as part of the merger consideration to the Former Shareholders.  On September 5, 2002, the Former Shareholders served a Demand for Arbitration on the Company which essentially set forth defenses against the indemnification claims asserted in the Claim Notice, alleged that the Company did not have an adequate basis for its Claim Notice and asserted that the Former Shareholders could be harmed by a decline in value of the escrowed shares as a result of the Company’s failure to release the escrowed shares.  A hearing was held by an arbitrator in late April and early May, 2003.  On July 15, 2003, the Company received the arbitrator’s award (the “Award”) in favor of the Former Shareholders.  The arbitrator ruled that the Company must release 474,420 Company shares held in escrow to the Former Shareholders and also must pay the Former Shareholders approximately $696,000 which represents the difference between the market value of 322,875 Company shares held in escrow as of May 31, 2002, and the market value of those shares as of the date those shares are released, calculated as prescribed by the escrow agreement.  Each party sought certain corrections to the ruling.  On August 26, 2003, the Award became final and the Former Shareholders were awarded approximately $696,000 plus interest.  This charge and certain related costs, totaling approximately $790,000 is reflected in the Company’s financial results for the nine months ended September 30, 2003.  After the Award became final, the Company and the Former Shareholders entered into a settlement agreement pursuant to which the Company paid approximately $790,000 to the Former Shareholders and the parties exchanged mutual releases, which, among other things, provide that the Former Shareholders will not seek to confirm or modify the Award and the Company will not seek to vacate or modify the Award.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally, but not exclusively, contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for growth, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products and to leverage our infrastructure and expertise and the availability of attractive acquisition candidates),  the market demand and opportunity for our products, our estimates regarding our capital requirements, the anticipated closing of a definitive agreement for a revolving credit facility, the timing of future product introductions, our expectations in connection with current litigation (including inferences about the finality of the arbitrator’s decision in the Grindle matter and the appeal of or other challenge to this decision), and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” beginning on page 18 of this Quarterly Report on Form 10-Q.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

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

Management judgment is required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  At September 30, 2003, we have established a valuation allowance attributable to certain acquisition-related temporary differences as we believe that a portion of the deferred tax assets at September 30, 2003 will not meet the “more likely than not” standard for realization in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109, Accounting for Income Taxes. We review the recoverability of deferred tax assets during each reporting period.

Revenue recognition. The Company generally recognizes revenue upon shipment of product and/or performance of a service, such as installation or training.  Revenue is recognized if persuasive evidence of an arrangement exists, the sales price is fixed or determinable, customer acceptance has occurred, collectability is reasonably assured and title and risk of loss have passed to the customer.  The Company has no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts.  The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The Company provides for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience. While product returns and warranty costs have historically not been significant, they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.  The Company makes estimates evaluating its allowance for doubtful accounts. On an ongoing basis, the Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically not been significant, they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

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

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002:

Revenues.  Revenues increased $8.3 million, or 65%, to $21.1 million in the third quarter of 2003 from $12.8 million for the same period in 2002.  The majority of this increase in revenues is attributable to the revenues of companies acquired since September 30, 2002.  The effect of foreign exchange for the third quarter of 2003if our sales denominated in foreign currencies were translated into U.S. dollars using 2002 exchange rates would have decreased revenues by $0.4 million.  The favorable foreign exchange effects for the quarter is due primarily to the strengthening of the British pound sterling and the Euro against the US dollar.

Cost of product revenues.  Cost of product revenues increased $4.1 million or 62%, to $10.7 million in the third quarter of 2003 from $6.6 million for the third quarter of 2002.  As a percentage of product revenues, cost of product revenues for the third quarter of 2003 was approximately 51% compared to approximately 52% for the third quarter of 2002.  Gross margin percents will fluctuate depending upon both the mix of product sold and the mix of customers.  For the third quarter of 2003, cost of product revenues included approximately $127,000 of expensed fair value adjustments for inventory and backlog acquired with the acquisitions of Genomic Solutions, BTX, GeneMachines and BioRobotics, related to the orders shipped in the third quarter of 2003.

General and administrative expense.  General and administrative expense increased $727,000 or 38%, to $2.6 million in the third quarter of 2003 from $1.9 million for the same period in 2002 due primarily to acquisitions as well as increased costs for insurance.  As a percentage of revenues, general and administrative expense was 12.4% in the third quarter of 2003 compared to 14.8% for the same period in 2002.  This decrease as a percentage of revenues is the result of general and administrative expenses not increasing at the same rate as revenues, since many general and administrative expenses by their nature are not directly variable as revenues change, but in some ways are fixed expenses.

Sales and marketing expense.  Sales and marketing expense increased $2.2 million, or 131.7%, to $3.8 million in the third quarter of 2003 from $1.6 million in the third quarter of 2002.  Approximately $2.1 million of the increase directly relates to the acquisitions made since the third quarter of 2002.  As a percentage of revenues, sales and marketing spending increased from approximately 12.8% in the third quarter of 2002 to approximately 18.0% in the third quarter of 2003.  This increase is due primarily to the October 2002 acquisition of Genomic Solutions, which experiences higher costs as a percentage of revenues compared to the percentage experienced by the Company prior to the acquisition of Genomic Solutions.  This is due to the higher costs associated with using a direct sales force compared to the costs associated with catalog and distributor sales the Company has historically experienced.

Research and development expense.  Research and development spending, which includes expenses related to research revenues, was $1.6 million in the third quarter of 2003 compared to $1.0 million for the same period in 2002.  Research and development spending for the third quarter of 2003 included $0.6 million of expenses related to programs at businesses acquired since September 30, 2002.  As a percentage of revenues, research and development expense was 7.6% during the third quarter of 2003 compared to 7.9% for the same period in 2002.

Stock compensation expense.  In the three months ended September 30, 2003, we recorded $121,000 of stock compensation expense, related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica in connection with the acquisition of Union Biometrica.  In the three months ended September 30, 2002, we recorded stock compensation expense of approximately $315,000. The Company will recognize an aggregate of approximately $145,000 of additional expense over the remaining vesting life of the options.

Restructuring expense.   During the third quarter of 2002, the Company recorded $632,000 in restructuring expense.  Approximately $144,000 of this expense related to the re-alignment of expenses related to the revenue stream at our Union Biometrica subsidiary.  The remaining $488,000 expense related to the consolidation of the Walden Precision Apparatus (“WPA”) operations into our Biochrom operations.  As planned at the time of the acquisition of WPA, this consolidation permitted the elimination of duplicative positions in the Biochrom and WPA operations.  The restructuring expenses recorded for both Union Biometrica and Biochrom consisted entirely of termination costs for six employees at Union Biometrica and nine employees at Biochrom whose employment was terminated during the quarter ended September 30, 2002.

Amortization of intangibles.  Amortization of intangibles, including amortization of acquired technologies, was $578,000 in the third quarter of 2003 compared to $469,000 in the second quarter of 2002.  This increase is directly attributed to acquisitions made since September 30, 2002 offset by adjustments made based on final valuations of BTX and GeneMachines.

Other income (expense), net.  Other income for the three months ended September 30, 2003 of $0.2 million included a favorable adjustment of approximately $25,000 resulting from the final settlement of the arbitration award related to the former shareholders of our subsidiary Union Biometrica.  Other expense for the third quarter of 2003 also included net interest expense of approximately $62,000 compared to net interest income of $93,000 for the third quarter of 2002.  This shift from interest income to interest expense is due to cash and interest bearing debt being used to fund acquisitions since the third quarter of 2002.  Other income for the third quarter of 2003 also included a $291,000 foreign exchange gain compared to a $76,000 gain for the same period last year.  These exchange gains and losses are primarily related to debt between our subsidiaries.

Income taxes.  The Company’s effective income tax rates were 49.2% for the third quarter of 2003 and 119.3% for the third quarter of 2002.  Included in the calculations of the effective tax rates for the third quarter of 2003 and 2002 are non-deductible stock compensation expense of $118,000 and $278,000, respectively.  Excluding the effects of these non-tax deductible expenses, the Company’s effective income tax rates were 46.3% for the third quarter of 2003 and 60.3% for the third quarter of 2002. The decrease in the effective income tax rate from 2002 to 2003 is principally due to the 2002 U.S. effective income tax rate having a significant amount of non-tax deductible stock compensation expense in relation to a decreased amount of projected U.S. income.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002:

Revenues.  Revenues increased $24.4 million, or 63%, to $62.9 million in the nine months ended September 30, 2003 from $38.5 million for the same period in 2002. The majority of this increase in revenues is attributable to the revenues of companies acquired since September 30, 2002.  The effect of foreign exchange for the nine months ended September 30, 2003 if our sales denominated in foreign currencies were translated into U.S. dollars using 2002 exchange rates would have decreased revenues by $1.7 million.  The favorable foreign exchange effects for the quarter and the year are due primarily to the strengthening of the British pound sterling and the Euro against the US dollar.

Cost of product revenues.  Cost of product revenues increased $12.2 million or 65%, to $31.2 million in the nine months ended September 30, 2003 from $19.0 million for the nine months ended September 30, 2002.  As a percentage of product revenues, cost of product revenues for the nine months ended September 30, 2003 was 50% compared to 51% for the same period in 2002.  For the nine months ended September 30, 2003, cost of product revenues included approximately $665,000 of expensed fair value adjustments for inventory and backlog acquired with the acquisitions of Genomic Solutions, BTX, GeneMachines and BioRobotics, related to the orders shipped in the nine months ended September 30, 2003.

General and administrative expense.  General and administrative expense increased $2.4 million or 40%, to $8.3 million in the nine months ended September 30, 2003 from $5.9 million for the same period in 2002 due primarily to acquisitions as well as increased costs for insurance.  As a percentage of revenues, general and administrative expense was 13.2% in the nine months ended September 30, 2003 compared to 15.4% for the same period in 2002.  This decrease as a percentage of revenues, is the result of general and administrative expenses not increasing at the same rate as revenues since many general and administrative expenses by their nature are not directly variable as revenues change, but in some ways are fixed expenses.

Sales and marketing expense.  Sales and marketing expense increased $6.4 million, or 129%, to $11.3 million in the nine months ended September 30, 2003 from $4.9 million in the nine months ended September 30, 2002.  Approximately $6.3 million of the increase directly relates to the acquisitions made since September 30, 2002.  As a percentage of revenues, sales and marketing spending increased from approximately 13% in the first nine months of 2002 to approximately 18% in the first nine months of 2003.  This increase is due primarily to the October 2002 acquisition of Genomic Solutions, which experiences higher costs as a percentage of revenues compared to the percentage experienced by the Company prior to the acquisition of Genomic Solutions.  This is due to the higher costs associated with using a direct sales force compared to the costs associated with catalog and distributor sales the Company has historically experienced.

Research and development expense.  Research and development spending, which includes expenses related to research revenues, was $4.7 million in the nine months ended September 30, 2003 compared to $3.0 million for the same period in 2002.  Research and development spending for the nine months ended September 30, 2003 included $2.0 million of expenses related to programs at businesses acquired since September 30, 2002.  This decrease of approximately $300,000 is due primarily to the restructuring at our Union Biometrica subsidiary during the third quarter of 2002 and due to the timing of spending for projects.  As a percentage of revenues, research and development was 7.5% during the nine months ended September 30, 2003 compared to 7.9% for the same period in 2002.

Stock compensation expense.  In the nine months ended September 30, 2003, we recorded $402,000 of stock compensation expense, related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica in connection with the acquisition of Union Biometrica.  In the nine months ended September 30, 2002, we recorded stock compensation expense of approximately $971,000. We will recognize an aggregate of approximately $145,000 of additional expense over the remaining vesting life of the options.

Restructuring expense.   During the first nine months of 2002, the Company recorded $632,000 in restructuring expense.  Approximately $144,000 of this expense related to the re-alignment of expenses related to the revenue stream at our Union Biometrica subsidiary.  The remaining $488,000 expense related to the consolidation of the Walden Precision Apparatus (“WPA”) operations into our Biochrom operations.  As planned at the time of the acquisition of WPA, this consolidation permitted the elimination of duplicative positions in the Biochrom and WPA operations.  The restructuring expenses recorded for both Union Biometrica and Biochrom consisted entirely of termination costs for six employees at Union Biometrica and nine employees at Biochrom whose employment was terminated during the nine months ended September 30, 2002.

Amortization of intangibles.  Amortization of intangibles, including amortization of acquired technologies, was $1.9 million in the nine months ended September 30, 2003 compared to $1.1 million in the nine months ended September 30, 2002.  This increase is directly attributed to acquisitions made since the nine months ended September 30, 2002.

Other income (expense), net.  Other expense for the nine months ended September 30, 2003 of $671,000 included approximately $790,000 in certain one time charges related to an arbitration award in favor of the former stockholders of Union Biometrica.  Other expense for the nine months ended September 30, 2003 also included net interest expense of approximately $88,000 compared to net interest income of $280,000 for the same period of 2002.  This shift from interest income to interest expense is due to cash and interest bearing debt being used to fund acquisitions since September 30, 2002.   Other expense for the nine months ended September 30, 2003 also included a $261,000 foreign exchange gain compared to a $205,000 gain for the same period last year.  These exchange gains and losses are primarily related to debt between our subsidiaries.

Income taxes.  The Company’s effective income tax rates were 42.5% for the nine months ended September 30, 2003 and 49.1% for the nine months ended September 30, 2002.  The decrease in the effective income tax rate is principally due to the Company earning a samller percentage of its total operating income in jurisdictions that have higher effective income tax rates.  Included in the calculation of the effective tax rate for the nine months ended September 30, 2003 are non-deductible stock compensation expense of $376,000 and non-deductible charges related to a one time arbitration award of $1,053,000.  Included in the calculation of the effective tax rate for the nine months ended September 30, 2002 is $862,000 for non-deductible stock compensation expense.  Excluding the effects of these non-tax deductible expenses, the Company’s effective income tax rates were 37.2% for the nine months ended September 30, 2003 and 35.8% for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, payments on outstanding indebtedness, research and development expenditures and capital expenditures. As of September 30, 2003, we had cash and cash equivalents of $7.6 million, a decrease of $7.7 million from December 31, 2002.  Approximately $6.6 million in cash was used to partially fund the acquisitions of BTX in January 2003 and GeneMachines in March 2003.  An additional $6 million in proceeds from a demand bridge note entered into in March 2003 was used to fund the remaining purchase price for the acquisition of GeneMachines. During the second quarter of 2003 $1.3 million in cash was also used in settlement of a dispute between our subsidiary Genomic Solutions and Affymetrix.  This amount was fully reserved for by Genomic Solutions on the balance sheet prior to our acquisition of Genomic Solutions.  During the third quarter, we received cash in the amount of approximately $1.0 million as payment in full, including accrued interest of promissory notes issued in September 2000, to our CEO, Chane Graziano.  These proceeds and additional cash on hand were used to partially fund the acquisition of BioRobotics in September 2003.  In October 2003, we entered into a second demand bridge note for $6.5 million to partially fund obligations assumed in the acquisition of BioRobotics.  As of November 12, 2003 we have drawn down $500,000 of this second demand bridge note.  Both the $6 million and $6.5 million demand bridge notes were entered into with Brown Brothers Harriman & Co. in anticipation of closing a revolving credit facility which would be available to fund future acquisitions or for working capital purposes.  We are currently negotiating the terms of this revolving credit facility.

During the first nine months of 2003, our operating activities provided cash of $1.1 million compared to $1.8 million for the same period in 2002.  For the first nine months of 2003, the $1.1 million of cash provided by operating activities, was net of the $1.3 million settlement paid to Affymetrix.  For both periods operating cash flows were primarily due to profitable operating results, partially offset by working capital requirements.

Our investing activities used cash of $15.7 million for the first nine months of 2003 and $2.3 for the first nine months of 2002.  In the first nine months of 2003, investing activities primarily included cash used for the acquisitions of BTX, GeneMachines and BioRobotics and, for the first nine months of 2002 our investing activities primarily included cash for capital expenditures related to expanding and improving lease space for our Somerville, MA facility and outfitting our Geel, Belgium research lab.

During the first nine months of 2003, financing activities provided net cash of $6.4 million compared to a use of cash of $2.8 million for the same period in 2002.  In the first nine months of 2003, we entered into a $6.0 million bridge loan with Brown Brothers Harriman & Co.  In the first nine months of 2002 financing activities consisted mainly of the repayment of $3.7 million in debt originating from the acquisition of Scie Plas Ltd. in November 2001 partially offset by proceeds of approximately $886,000 from the repayment of notes receivable from an officer.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operating plans, we expect that our financial resources which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least twelve months.  However, we may be unable to reach agreement on the terms of the revolving credit facility and may be required to repay the $6.5 million currently outstanding under the two bridge loans on less than favorable terms.  In addition, we may use substantial amounts of capital to accelerate product development, expand our sales and marketing activities or make acquisitions.  Additional capital raising activities may dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Moreover, additional capital may not be available on acceptable terms or at all.  Accordingly, there can be no assurance that we will be successful in raising additional capital.

Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor.  The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  This Issue otherwise does not change applicable revenue recognition criteria.  Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  Companies may apply this consensus prospectively to new arrangements initiated after the date of adoption or as a cumulative catch adjustment.  The Company prospectively adopted the provisions of the EITF’s consensus on this Issue and has determined the application did not have a material impact on the Company’s consolidated results of operations or financial position as of and for the three months ended September 30, 2003.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “ Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has determined that application of this Statement did not have a material impact on the Company’s consolidated results of operations or financial position.

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

Harvard Bioscience’s quarterly revenues will likely be affected by various factors, including the timing of capital equipment purchases by customers and the seasonal nature of purchasing in Europe.

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

Harvard Bioscience may misinterpret trends of its capital equipment product lines due to the cyclical nature of the capital equipment purchasing market.

The cyclical buying pattern of the capital equipment purchasing market could mask or exaggerate the economic trends underlying the market for the Company’s capital equipment product lines.  Specifically, a decline in any quarter that is typically a quarter that the Company would expect a lower than 25% contribution of revenue for the year, could be misinterpreted if the decline was due instead to a negative trend in the market and in the demand for the Company’s products.  Conversely, an increase in any quarter that is typically a quarter that the company would expect a lower than 25% contribution of revenue for the year, could be misinterpreted as a favorable trend in the market and in the demand for the Company’s products.  This could have a material adverse effect on the operations of the Company.

Harvard Bioscience may not realize the expected benefits of its recent acquisitions of Genomic Solutions, BTX, GeneMachines and BioRobotics due to difficulties integrating the businesses, operations and product lines.

Harvard Bioscience’s ability to achieve the benefits of its recent acquisitions of Genomic Solutions, BTX, GeneMachines and BioRobotics will depend in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. The integration process is a complex, time-consuming and expensive process and may disrupt Harvard Bioscience’s business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

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

Since Harvard Bioscience manufactures and sells its products worldwide, its business is subject to risks associated with doing business internationally. Harvard Bioscience’s revenues from its non-U.S. operations represented approximately 48% of total revenues for the three and nine months ended September 30, 2003. Harvard Bioscience anticipates that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of Harvard Bioscience’s manufacturing facilities and suppliers are located outside the United States. Accordingly, Harvard Bioscience’s future results could be harmed by a variety of factors, including:

•                                          changes in foreign currency exchange rates, which resulted in a foreign currency gain of approximately $291,000 and a foreign currency gain of approximately $261,000 for the three and nine months ended September 30, 2003 and an increase of foreign equity of approximately $1,323,000 for the nine months ended September 30, 2003,

•                                          changes in a specific country’s or region’s political or economic conditions, including Western Europe and Japan, in particular,

•                                          potentially negative consequences from changes in tax laws affecting the ability to expatriate profits,

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

For the three and nine months ended September 30, 2003, approximately 48% of Harvard Bioscience’s business was conducted in currencies other than the U.S. dollar, which is its reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which Harvard Bioscience does business have caused and will continue to cause foreign currency transaction gains and losses. Currently, Harvard Bioscience attempts to manage foreign currency risk through the matching of assets and liabilities. In the future, Harvard Bioscience may undertake to manage foreign currency risk through additional hedging methods. Harvard Bioscience recognizes foreign currency gains or losses arising from its operations in the period incurred. Harvard Bioscience cannot guarantee that it will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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

•                                          analytical instrument companies and

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

Harvard Bioscience’s continued success will depend in significant part on its ability to obtain and maintain meaningful patent protection for certain of its products throughout the world. Patent law relating to the scope of claims in the technology fields in which Harvard Bioscience operates is still evolving. The degree of future protection for Harvard Bioscience’s proprietary rights is uncertain. Harvard Bioscience owns 26 U.S. patents and has 27 patent applications pending in the U.S. Harvard Bioscience also owns numerous U.S. registered trademarks and trade names and has applications for the registration of trademarks and trade names pending. Harvard Bioscience relies on patents to protect a significant part of its intellectual property and to enhance its competitive position. However, Harvard Bioscience’s presently pending or future patent applications may not issue as patents, and any patent previously issued to Harvard Bioscience may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to Harvard Bioscience in the future may not be sufficiently broad to prevent third parties from producing competing products similar to Harvard Bioscience’s products. In addition, the laws of various foreign countries in which Harvard Bioscience competes may not protect its intellectual property to the same extent as do the laws of the United States. If Harvard Bioscience fails to obtain adequate patent protection for its proprietary technology, its ability to be commercially competitive will be materially impaired.

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

If Harvard Bioscience is unable to achieve and sustain market acceptance of its target validation, high throughput screening, assay development and ADMET screening products across their broad intended range of applications, Harvard Bioscience will not generate expected revenue growth.

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

If Amersham Biosciences (formerly Amersham Pharmacia Biotech) terminates its distribution agreement with Harvard Bioscience or fails to perform its obligations under the distribution agreement, it could impair the marketing and distribution efforts for some of Harvard Bioscience’s products and result in lost revenues .

 For the three and nine months ended September 30, 2003, approximately 11% and 12%, respectively, of Harvard Bioscience’s revenues were generated through an agreement with Amersham Biosciences, which was renegotiated in August 2001, under which Amersham Biosciences acts as the primary marketing and distribution channel for the products of Harvard Bioscience’s Biochrom subsidiary. Under the terms of this agreement, Harvard Bioscience is restricted from allowing another person or entity to distribute, market and sell the majority of the products of its Biochrom subsidiary. Harvard Bioscience is also restricted from making or promoting sales of the majority of the products of its Biochrom subsidiary to any person or entity other than Amersham Biosciences or its authorized sub-distributors. Harvard Bioscience has little or no control over Amersham Biosciences’ marketing and sales activities or the use of its resources. Amersham Biosciences may fail to purchase sufficient quantities of products from Harvard Bioscience or perform appropriate marketing and sales activities. The failure by Amersham Biosciences to perform these activities could materially adversely affect Harvard Bioscience’s business and growth prospects during the term of this agreement. In addition, Harvard Bioscience’s inability to maintain its arrangement with Amersham Biosciences for product distribution could materially impede the growth of Harvard Bioscience’s business and its ability to generate sufficient revenue. Harvard Bioscience’s agreement with Amersham Biosciences may be terminated with 30 days notice under some circumstances, including in the event of a breach of a material term by Harvard Bioscience. This agreement has an initial term of three years, commencing August 1, 2001, after which it will automatically renew for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms by either party upon 18 months prior written notice.  Additionally, General Electric recently has announced its intention to acquire Amersham plc., the parent of Amersham Biosciences.  While General Electric has indicated its intention to continue Amersham’s presence in the life science market and Harvard Bioscience believes its relationship with Amersham Biosciences is good, Harvard Bioscience cannot guarantee that the contract will be renewed, that Amersham Biosciences will aggressively market Harvard Bioscience’s products in the future or that General Electric will continue the partnership.

Accounting for goodwill may have a material adverse effect on Harvard Bioscience.

Harvard Bioscience has historically amortized goodwill purchased in its acquisitions on a straight-line basis ranging from five to 15 years. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives from acquisitions after June 30, 2001 and existing goodwill and intangible assets with indefinite lives from acquisitions prior to July 1, 2001 that remain as of December 31, 2001 are no longer amortized, but instead are evaluated annually to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable, or more frequently, if events or circumstances indicate there may be an impairment. If it is determined in the future that a portion of Harvard Bioscience’s goodwill and intangible assets with indefinite lives is impaired, Harvard Bioscience will be required to write off that portion of the asset which could have an adverse effect on net income for the period in which the write off occurs. At September 30, 2003, Harvard Bioscience had goodwill and intangible assets with indefinite lives of $36.0 million, or 31% of its total assets.

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

Ethical concerns surrounding the use of the Company’s products and misunderstanding of the nature of its business could adversely affect the Company’s ability to develop and sell its existing products and new products.

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

Additionally, some of the Company’s products may be used in areas of research involving cloning, stem cell use, organ transplants and other techniques presently being explored in the drug discovery industry.  These techniques have drawn much negative attention recently in the public forum and could face similar risks to those identified above surrounding products for genomic and proteomic research.

Failure to raise additional capital or generate the significant capital necessary to expand its operations and invest in new products could reduce Harvard Bioscience’s ability to compete and result in lower revenue.

Harvard Bioscience anticipates that its financial resources which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, Harvard Bioscience may need additional funding sooner than anticipated. Harvard Bioscience’s inability to raise capital could seriously harm its business and product development efforts.   In addition, Harvard Bioscience may not be able to reach agreement on the terms of the revolving credit facility that it is currently negotiating and may be required to repay, on less than favorable terms, the $6.5 million currently outstanding under two demand bridge loans entered into in anticipation of closing a larger credit facility.

If Harvard Bioscience raises additional funds through the sale of equity or convertible debt or equity-linked securities, existing percentages of ownership in the Company will be reduced. In addition, these transactions may dilute the value of outstanding Harvard Bioscience stock. Harvard Bioscience may issue securities that have rights, preferences and privileges senior to its common stock. If it raises additional funds through collaborations or licensing arrangements, Harvard Bioscience may relinquish rights to certain of its technologies or products, or grant licenses to third parties on terms that are unfavorable. Harvard Bioscience may be unable to raise additional funds on acceptable terms.  Additionally, the Company may be prohibited from issuing securities as a result of not being able to provide certain financial statements which may be required to be filed as a result of acquisitions.  Specifically, when the Company is required to provide audited financials statements of the acquisition target and the target’s financial statements may not be able to be audited.  If future financing is not available or is not available on acceptable terms, Harvard Bioscience may have to curtail operations or change its business strategy.

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

In addition, the stock market and the Nasdaq National Market in general, and the biotechnology industry and small cap markets in particular, have experienced significant price and volume fluctuations that at times have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of Harvard Bioscience’s common stock, regardless of its operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against Harvard Bioscience could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Item 4.   Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.  There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2002, the Company served a claim notice (the “Claim Notice”) on the former shareholders of Union Biometrica (the “Former Shareholders”), seeking indemnification in connection with the May 31, 2001 Merger Agreement that effectuated the Company’s acquisition of Union Biometrica.  The Claim Notice had the effect of withholding the release of certain Company shares placed in escrow as part of the merger consideration to the Former Shareholders.  On September 5, 2002, the Former Shareholders served a Demand for Arbitration on the Company which essentially set forth defenses against the indemnification claims asserted in the Claim Notice, alleged that the Company did not have an adequate basis for its Claim Notice and asserted that the Former Shareholders could be harmed by a decline in value of the escrowed shares as a result of the Company’s failure to release the escrowed shares.  A hearing was held by an arbitrator in late April and early May, 2003.  On July 15, 2003, the Company received the arbitrator’s award (the “Award”) in favor of the Former Shareholders.  The arbitrator ruled that the Company must release 474,420 Company shares held in escrow to the Former Shareholders and also must pay the Former Shareholders approximately $696,000 which represents the difference between the market value of 322,875 Company shares held in escrow as of May 31, 2002, and the market value of those shares as of the date those shares are released, calculated as prescribed by the escrow agreement.  Each party sought certain corrections to the ruling.  On August 26, 2003, the Award became final and the Former Shareholders were awarded approximately $696,000 plus interest.  This charge and certain related costs, totaling approximately $790,000 is reflected in the Company’s financial results for the nine months ended September 30, 2003.  After the Award became final, the Company and the Former Shareholders entered into a settlement agreement pursuant to which the Company paid approximately $790,000 to the Former Shareholders and the parties exchanged mutual releases, which, among other things, provide that the Former Shareholders will not seek to confirm or modify the Award and the Company will not seek to vacate or modify the Award.

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

Item 3.  Defaults Upon Senior Securities  –None.

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

(b)                                                           Reports on Form 8-K

1.                                                                                                               Form 8-K filed July 29, 2003 –furnishing the press release of Harvard Bioscience issued on July 28, 2003, announcing its financial results for the quarter ended June 30, 2003.

2.                                                                                                               Form 8-K filed October 2, 2003 –announcing the acquisition of BioRobotics on September 19, 2003 through Genomic Solutions, a wholly owned subsidiary of Harvard Bioscience.

3.                                                                                                               Form 8-K filed October 29, 2003 –furnishing the press release of Harvard Bioscience issued on October 28, 2003, announcing its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

	By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

	By:	/s/ Susan Luscinski
Susan Luscinski
Chief Financial Officer

Date: November 14, 2003