Form 10-Q
period 2004-03-31
HARVARD BIOSCIENCE INC
filed 2004-05-10
CIK 1123494

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-31923

HARVARD BIOSCIENCE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	(508) 893-8999 (Registrant's telephone number, including area code)	04-3306140 (IRS Employer Identification No.)
84 October Hill Road, Holliston, MA (Address of Principal Executive Offices)	01746 (Zip Code)

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

As of May 3, 2004
Common Stock Outstanding 30,231,185

HARVARD BIOSCIENCE, INC.
Form 10-Q
For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	3/31/04	12/31/03
Current assets:
Cash and cash equivalents	$9,773	$8,223
Trade accounts receivable, net of reserve for uncollectible accounts of $434 and $417 at March 31, 2004 and December 31, 2003, respectively, (note 8)	18,602	19,075
Other receivables and other assets	812	1,279
Inventories (note 7)	25,703	24,679
Prepaid expenses	2,704	2,022
Deferred tax asset	500	500

Total current assets	58,094	55,778

Property, plant and equipment, net	6,369	6,746

Other assets:
Deferred tax asset	436	400
Amortizable intangible assets, net of accumulated amortization of $6,046 and $5,103 at March 31, 2004 and December 31, 2003, respectively (notes 3 and 4)	31,884	28,212
Goodwill and other indefinite lived intangible assets (notes 3 and 4)	38,611	36,341
Other assets	1,031	952

Total other assets	71,962	65,905

Total assets	$136,425	$128,429

Current liabilities:
Current installments of long-term debt	$396	$398
Trade accounts payable	6,037	6,457
Deferred revenue	2,561	2,080
Accrued income taxes payable	643	1,218
Accrued expenses	5,711	4,984
Other liabilities	362	459

Total current liabilities	15,710	15,596

Long-term debt, less current installments	19,387	12,787
Deferred income tax liability	212	207
Other liabilities	993	961

Total long-term liabilities	20,592	13,955

Total liabilities	36,302	29,551

Stockholders' equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; 0 shares issued and 0 shares outstanding at March 31, 2004 and December 31, 2003
Common stock, par value $.01 per share, 80,000,000 shares authorized; 34,869,019 and 34,796,463 shares issued and 30,208,235 and 30,132,685 shares outstanding at March 31, 2004 and December 31, 2003, respectively	349	348
Additional paid-in-capital	172,795	172,448
Accumulated deficit	(78,642)	(78,591)
Accumulated other comprehensive income	6,289	5,341
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders' equity	100,123	98,878

Total liabilities and stockholders' equity	$136,425	$128,429

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Product revenues	$21,882	$19,226
Research revenues	283	247

Total revenues	22,165	19,473
Costs and expenses:
Cost of product revenues	11,544	9,635
General and administrative expense	3,522	2,825
Sales and marketing expense	4,297	3,600
Research and development expense	1,669	1,420
Stock compensation expense	47	147
Amortization of goodwill and other intangibles (note 4)	923	625

Operating income	163	1,221

Other income (expense):
Foreign currency gain (loss)	(143)	114
Interest expense	(186)	(39)
Interest income	62	66
Amortization of deferred financing costs	(27)	—
Other	(20)	(32)

Other income (expense), net	(314)	109

Income (loss) before income taxes	(151)	1,330
Income tax expense (benefit)	(100)	554

Net income (loss)	$(51)	$776

Income (loss) per share (note 6):
Basic	$(0.00)	$0.03

Diluted	$(0.00)	$0.03

Weighted average common shares:
Basic	30,164	29,892

Diluted	30,164	30,137

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(51)	$776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	47	147
Depreciation	625	503
Amortization of catalog costs	10	147
Loss on sale of fixed assets	2	—
Provision for bad debts	5	—
Amortization of goodwill and other intangibles	923	625
Amortization of deferred financing costs	27	—
Deferred income taxes	(35)	(245)
Changes in operating assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	1,047	(1,128)
Decrease in other receivables	121	47
(Increase) decrease in inventories	(356)	280
(Increase) decrease in prepaid expenses and other assets	(647)	9
Decrease in other assets	236	240
Decrease in trade accounts payable	(957)	(213)
Increase (decrease) in accrued income taxes payable	(594)	389
Increase (decrease) in accrued expenses	611	(648)
Increase (decrease) in deferred revenue	476	(102)
Increase (decrease) in other liabilities	11	(150)

Net cash provided by operating activities	1,501	677

Cash flows from investing activities:
Additions to property, plant and equipment	(243)	(323)
Additions to catalog costs	—	(5)
Proceeds from sales of fixed assets	2	—
Acquisition of businesses, net of cash acquired	(6,573)	(12,344)

Net cash used in investing activities	(6,814)	(12,672)

Cash flows from financing activities:
Proceeds from short-term debt	—	6,000
Net proceeds from long-term debt	6,950	—
Repayments of long-term debt	(365)	(40)
Net proceeds from issuance of common stock	301	6

Net cash provided by financing activities	6,886	5,966
Effect of exchange rate changes on cash	(23)	37

Increase (decrease) in cash and cash equivalents	1,550	(5,992)
Cash and cash equivalents at the beginning of period	8,223	15,313

Cash and cash equivalents at the end of period	$9,773	$9,321

Supplemental disclosures of cash flow information:
Cash paid for interest	$167	$39
Cash paid for income taxes	$536	$263

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        The unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2004, and for the three month periods ended March 31, 2004 and March 31, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

        The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.

Summary of Significant Accounting Policies

        The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC.

2.     Recently Issued Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this Interpretation did not have a material impact on its consolidated results of operations or financial position.

        In December 2003, SFAS No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003, however all of the Company's pension plans covered by this Statement are outside of the United States. The

Company adopted certain interim disclosure requirements of SFAS No. 132 (revised) as of January 1, 2004. See Note 10 to the unaudited consolidated Financial Statements. The Company will be required to adopt the remaining disclosure requirements of the Statement as of December 31, 2004.

3.     Acquisitions

        On September 19, 2003, the Company, through its Genomic Solutions subsidiary, acquired substantially all of the assets of BioRobotics, Ltd. ("BioRobotics"), a subsidiary of Apogent Technologies Inc. for approximately $3.6 million payable partly in cash and partly in the assumption of certain limited liabilities (including $0.4 million in acquisition related expenses). The results of operations have been included in the consolidated financial statements since the date of acquisition. BioRobotics designs, develops, manufactures and distributes life science instrumentation for DNA microarray manufacturing and colony picking. As of March 31, 2004, the Company has not finalized the purchase price allocation. A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of the assets and liabilities acquired has not yet been completed. The preliminary allocation of the purchase price is as follows: $1.4 million to existing technology, current assets of $2.3 million, $0.3 million to property, plant and equipment, $0.3 million to goodwill and other indefinite lived intangibles and liabilities assumed of $0.7 million. During the first quarter of 2004, approximately $148,000 of fair value adjustments related to BioRobotics' acquired backlog and inventory was expensed through cost of product revenues for orders that were sold during the quarter. We anticipate that the final valuation of assets and liabilities acquired will be completed during the third quarter of 2004.

        On November 24, 2003, the Company acquired certain assets and liabilities of the Hoefer one-dimensional gel electrophoresis business of Amersham Biosciences Corp., including the Hoefer brand name for approximately $5.4 million (including acquisition costs of approximately $0.5 million). The results of operations have been included in the consolidated financial statements since the date of acquisition. As of March 31, 2004, the Company has not finalized the purchase price allocation. A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of the assets and liabilities acquired has not yet been completed. The preliminary allocation of the purchase price is as follows: $0.3 million to existing technology, $0.7 to goodwill, current assets of $1.8 million, $0.5 million to property, plant and equipment and $2.0 million to a distribution agreement. During the first quarter of 2004, approximately $123,000 of fair value adjustments related to Hoefer's backlog and inventory was expensed through cost of product revenues for orders that were sold during the quarter. We anticipate that the fair value valuation of assets and liabilities acquired will be completed during the second quarter of 2004.

        On March 3, 2004, the Company acquired all issued and outstanding stock of KD Scientific, Inc. for approximately $6.86 million (including acquisition costs of approximately $0.2 million). The acquisition was funded by proceeds from the $20 million credit facility entered into in November 2003 with Brown Brothers Harriman. The results of operations of KD Scientific have been included in the consolidated operating results of the Company from the date of acquisition. As of March 31, 2004, the Company has not finalized the purchase price allocation. A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of assets and liabilities acquired has not yet been completed. The preliminary allocation of the purchase price is as follows: $4.8 million to customer relationships acquired, $1.2 million to goodwill, $0.3 million to existing technology, $0.5 million to current assets, $0.1 million to trademarks and liabilities assumed of $0.1 million. During the first quarter of 2004, approximately $31,000 of fair value adjustments related to KD Scientific's backlog and inventory was expensed through cost of product revenues for orders that were sold since the date of acquisition. We anticipate that the fair valuation of assets and liabilities will be completed during the third quarter of 2004.

        The following unaudited pro forma results of operations gives effect to the acquisition of KD Scientific, Inc. as if it had occurred as of January 1, 2003. Such pro forma information reflects certain adjustments including amortization of intangible assets and income tax effect. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place as described and is not necessarily indicative of results that may be obtained in the future.

	Three Months Ended March 31,
	2004	2003
	(Unaudited, in 000's except per share data)
Pro forma revenues	$22,566	$20,377
Pro forma net income (loss)	$20,377	$784
Pro forma net income (loss) per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Pro forma weighted average common shares:
Basic	30,164	29,892

Diluted	30,164	30,137

4.     Goodwill and Other Intangible Assets

        On January 1, 2002, the Company fully adopted SFAS No. 142. As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment. The Company has selected December 31 as its annual impairment test date.

        Intangible assets consist of the following:

	March 31, 2004		December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$29,274	$5,499	$30,981	$4,710
Tradename	1,770	409	1,704	381
Distribution agreement	6,877	136	621	10
Patents	9	2	9	2

Total Amortizable Intangible Assets	$37,930	$6,046	$33,315	$5,103

Unamortizable intangible assets:
Goodwill and other indefinite lived intangible assets	$38,611	—	$36,341	—

Total Intangible Assets	$76,541	$6,046	$69,656	$5,103

        On March 3, 2004, the Company acquired intangible assets of approximately $6.4 million in connection with the acquisition of KD Scientific consisting of approximately $5.2 million of amortizable assets and $1.2 million of goodwill.

        Intangible asset amortization expense was approximately $923,000 and $625,000 for the three months ended March 31, 2004 and 2003, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $4.3 million for the year ending December 31, 2004, and $4.5 million for the years ended December 31, 2005, 2006, 2007 and 2008. The change in goodwill and other intangible assets during 2004 is also the result of foreign currency translation adjustments and adjustments resulting from adjustments to preliminary purchase price allocations for certain 2003 acquisitions.

5.     Stock-Based Compensation

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, the Company records compensation expense using the graded method, on the date of grant only if the current market price of the underlying stock exceeds the exercise price and the number of stock options is fixed. FASB No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation plans under FASB No. 123 and amends the disclosure requirements of FASB No. 123. As allowed by FASB No. 148 and 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB No. 148.

        The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding awards in each period:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands, except per share data)
Net income (loss) available to common stockholders, as reported	$(51)	$776
Add: stock-based employee compensation expense included in reported net income, net of tax	47	141
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(513)	(974)

Pro forma net loss	$(517)	$(57)

Basic net income (loss) per share as reported	$(0.00)	$0.03

Pro forma basic net loss per share	$(0.02)	$(0.00)

Diluted net income (loss) per share as reported	$(0.00)	$0.03

Pro forma diluted net loss per share	$(0.02)	$(0.00)

        The fair value of each option grant for the Company's stock option plans is estimated on the date of the grant using the Black-Scholes pricing model.

6.     Income (Loss) Per Share

        Basic income (loss) per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income (loss) per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Weighted average common shares outstanding (basic)	30,164	29,892

Weighted average common equivalent shares due to stock options	—	245

Weighted average common shares outstanding (diluted)	30,164	30,137

        For the three months ended March 31, 2004, common stock equivalent shares of 1,530,871 were not included in the computation of diluted earnings per share because to do so would have been antidilutive. For the three months ended March 31, 2003, options to purchase 1,077,058 shares of common stock were outstanding but were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

7.     Inventories

        Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Finished goods	$7,891	$8,160
Work in process	4,312	4,327
Raw materials	13,500	12,192

	$25,703	$24,679

8.     Accounts Receivable

        Accounts receivable consists of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Trade accounts receivable	$19,036	$19,492
Allowance for doubtful accounts	(434)	(417)

	$18,602	$19,075

9.     Comprehensive Income

        Accumulated other comprehensive income, a component of stockholders' equity, as of March 31, 2004 and December 31, 2003, consists of cumulative foreign currency translation adjustments of $6.8 million and $5.8 million, respectively and a minimum additional pension liability of $(0.5) million. The components of total comprehensive income were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income (loss)	$(51)	$776
Other comprehensive income (loss)	948	(190)

Comprehensive income	$897	$586

        Other comprehensive income (loss) for the periods ended March 31, 2004 and 2003 consists of foreign currency translation adjustments.

10.   Employee Benefit Plans

        Certain of the Company's United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contributory pension plans for substantially all of their employees. The components of the Company's pension expense follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$101	$85
Interest cost	156	122
Expected return on plan assets	(170)	(135)
Net amortization loss	31	35

Net periodic benefit cost	$118	$107

        For the quarter ended March 31, 2004, the Company has contributed approximately $123,000 to the pension plans.

11.   Legal Proceedings

        On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle's claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of common stock in Harvard Bioscience, or the disgorgement of the profits of our sale of the stock, as well as compensatory damages and multiple damages and attorney's fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience's common stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we have prevailed on all claims asserted against us and certain of our directors in the arbitration action. Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action. The Company filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator's decision. Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator's decision. These two matters were consolidated. On or about July 30, 2003, the Massachusetts Superior Court granted our motion to confirm the arbitrator's decision and to deny Mr. Grindle's motion to vacate. Mr. Grindle has filed a notice of appeal with the Massachusetts Appeals Court. Both Mr. Grindle and the Company have filed briefs with the Massachusetts Appeals Court. The matter is pending. Mr. Grindle also filed an application for direct appellate review with the Massachusetts Supreme Judicial Court, which was denied.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management's confidence or expectations, our business strategy, our positioning for revenue and other growth, our ability to successfully implement an action plan for our genomics, proteomics and high throughput screening product lines, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products through our established brands and distribution channels, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates), our plans and intentions regarding the distribution of our catalog and supplements to our catalog, our expectations regarding future costs of product revenues, the market demand and opportunity for our products, our beliefs regarding our position in comparison to our competitors, our estimates regarding our capital requirements, the timing of future product introductions, or the ability of our patent strategy to protect our current and future products, our expectations in connection with current litigation (including inferences about the finality of the arbitrator's decision in the Grindle matter and potential appeal of or other challenge to that decision), and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could, "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading "Important Factors That May Affect Future Operating Results" beginning on page 24 of this Quarterly Report on Form 10-Q. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

        From 1997 to 2003 our revenues grew at an annual compounded growth rate of approximately 40%. This was achieved by implementing our three-part growth strategy of new product development, strategic partnerships and acquisitions. This strategy has provided us with strong organic growth in good economic times and in tough economic times, such as we experienced in 2002 and 2003, it has provided us with strong acquisition growth. For 2004 we expect revenue growth without further acquisitions to be below our historic levels. During 2003 and for the first quarter of 2004, although we continued with new product development and strategic partnerships which did contribute to revenues, our revenue growth was primarily due to acquisitions we made in 2002, 2003 and 2004. Our recent acquisition activity history is listed in Note 3 to our unaudited Consolidated Financial Statements.

        With the acquisitions of Union Biometrica in May 2001, Genomic Solutions in October 2002, GeneMachines in March 2003 and BioRobotics in September 2003, an increasing portion of our revenues is the result of sales of relatively high-priced products, considered to be capital equipment. Approximately 40% of our revenues for the year ended December 31, 2003 and 31% of our revenues for the three months ended March 31, 2004 was derived from capital equipment products. The capital equipment market is very seasonal compared to our traditional catalog business and as such, we believe we have experienced, and we believe we will continue to experience, substantial fluctuations in our quarterly revenues. Delays in purchase orders, receipt, manufacture or shipment of products or receivables collection of these relatively high-priced products have lead to substantial variability in our revenues, operating results and working capital requirements from quarter-to-quarter as evidenced in our first quarter 2004 results.

        Additionally, the cyclical buying pattern of the capital equipment purchasing market could mask or exaggerate the economic trends underlying the market for our capital equipment product lines. Specifically, a decline in any quarter that is typically a quarter that we would expect to contribute less than one-quarter of projected revenue for the year, could be misinterpreted if the decline was due instead to a negative trend in the market and/or in the demand for our products. Conversely, an increase in any quarter that is typically a quarter which we would expect to contribute less than one-quarter of projected revenue for the year, could be misinterpreted as a favorable trend in the market and/or in the demand for our products. This could have a material adverse effect on our operations.

        In general, we believe that we have seen, particularly in the last half of 2003 and in the first quarter of 2004, a strengthening in the economy. However, we do believe that the economy is still uncertain, with the outlook for the genomics, proteomics and high-throughput screening markets looking particularly uncertain. It is in these product markets that the majority of our capital equipment business is. While we are optimistic that we can return to solid organic growth in addition to growth from acquisitions, we are unable to determine if the strength we saw in the second half of 2003 and first quarter of 2004 is a trend that is likely to continue, or is even a trend. We are continuing to monitor the market, as well as our internal resources, as we pursue our goal of maintaining and/or improving the operating metrics of the Company, and accordingly during the second quarter of 2004, we expect to implement an action plan, to enable us to bring our genomics, proteomics and high-throughput screening product lines back in line with our goals of solid operating metrics and profitability across all product lines and operations. Any costs associated with this action plan will likely have an adverse impact on second quarter 2004 earnings results.

        Generally, management evaluates the financial performance of its operations before the effects of stock compensation expense and before the effects of purchase accounting related to our acquisitions. Our goal is to develop and sell products that profitably accelerate drug discovery and as such we monitor the operating metrics of the Company and when appropriate effect organizational changes to leverage infrastructure and distribution channels. These changes may be effected as a result of various events, including acquisitions, weakened economy, soft market conditions and personnel changes. In the table below, we provide an overview of the operating metrics commonly reviewed by our management.

        During 2003 we entered into a $20 million credit facility with Brown Brothers Harriman & Co, under which we have drawn down approximately $19.4 million as of May 7, 2004. We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will be in compliance with under current operating plans. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million. We do not believe that these requirements will be a significant constraint in operating the Company and continuing with the acquisition portion of our growth strategy.

        Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our three part growth strategy we will need to raise more capital, either by incurring additional debt, issuing equity or a combination. Currently, we are unable to access the public equity markets due to an outstanding amendment to a Current Report on Form 8-K in connection with a previous acquisition. In addition, we are not currently eligible to use Form S-3 to effect a registration of our equity as a result of this delinquent filing. We are in the process of seeking to complete this outstanding filing and anticipate that we will become current with our required filings under Form 8-K. Once we become current with our SEC filing, we will immediately be eligible to register equity and will be eligible to use Form S-3 twelve months after the initial due date of the outstanding Form 8-K amendment. However, until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms.

	Selected Operating Metrics for the three months ended March 31,
	2004	% of Revenue	2003	% of Revenue
	(in thousands, unaudited)
Total Revenues	$22,165		$19,473
Cost of Product Revenues	11,544	52.1%	9,635	49.5%
Sales and Marketing Expense	4,297	19.4%	3,600	18.5%
Research and Development Expense	1,669	7.5%	1,420	7.3%
General & Administrative Expense	3,522	15.9%	2,825	14.5%

        Revenues.    We generate revenues by selling instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

        For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is a function of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, and represented approximately 25% of our revenues for the year ended December 31, 2003 and approximately 24% for the three months ended March 31, 2004. We do not currently have the capability to accept purchase orders through our website.

        Products typically in the $5,000 -$15,000 price range are primarily sold under brand names of distributors including Amersham Biosciences. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the year ended December 31, 2003 approximately 45% of our revenues were derived from sales to distributors. For the three months ended March 31, 2004, approximately 53% of our revenues were derived from sales to distributors.

        For our higher priced products, generally those priced over $25,000, we have direct sales organizations which consist of sales and marketing personnel, customer support, technical support and field application service support. These organizations have been structured to attend to the specific needs associated with the promotion and support of higher priced capital equipment customers. The combined expertise of both our sales and technical support staff provide a balanced skill set when promoting the relevant products at seminars, on-site demonstrations and exhibitions which are done routinely. The expertise of our field service personnel provides complete post-sale customer support for instrument specific service, repair and maintenance, and applications support. For the year ended December 31, 2003 and for the three months ended March 31, 2004, approximately 30% and 23%, respectively, of our revenues were derived from sales by our direct sales force.

        For the year ended December 31, 2003 and for the three months ended March 31,2004, approximately 91% and 92%, respectively, of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 9% and 8%, respectively of our revenues were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2003 and the three months ended March 31, 2004, approximately 50% and 48%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to Amersham Biosciences, the distributor for our spectrophotometers, plate readers and 1-D gel electrophoresis products. Amersham Biosciences distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end users.

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

        Research and development expense.    Research and development expense consists primarily of salaries and related expenses for personnel and capital resources used to develop and enhance our products and to support collaboration agreements. Other research and development expense includes fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire.

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

  •
  accounting for income taxes;

  •
  revenue recognition; and

  •
  inventory.

        Valuation of identifiable intangible assets in business combinations.    Identifiable intangible assets consist primarily of trademarks and acquired technology. Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values. Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates. The value assigned to trademarks was determined by estimating the royalty income that would be negotiated at an arm's-length transaction if the asset were licensed from a third party. A discount factor, ranging from 25% to 31.5%, which represents both the business and financial risks of such investments, was used to determine the present value of the future streams of income attributable to trademarks. The specific approach used to value trademarks was the Relief from Royalty ("RFR") method. The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset. The royalty savings are then calculated by multiplying a royalty rate times a determined royalty base, i.e., the applicable level of future revenues. In determining an appropriate royalty rate, a sample of guideline, arm's length royalty and licensing agreements are analyzed. In determining the royalty base, forecasts are used based on management's judgments of expected conditions and expected courses of actions. The value assigned to acquired technology was determined by using a discounted cash flow model which measures what a buyer would be willing to pay currently for the future cash stream potential of existing technology. The specific method used to value the technologies involved estimating future cash flows to be derived as a direct result of those technologies, and discounting those future streams to their present value. The discount factors used, ranging from 25% to 36%, reflects the business and financial risks of an investment in technologies. Forecasts of future cash flows are based on managements' judgment of expected conditions and expected courses of action.

        Valuation of in-process research and development in business combinations.    Purchase price allocation to in-process research and development represents the estimated fair value of research and development projects that are reasonably believed to have no alternative future use. The value assigned to in-process research and development was determined by independent appraisals by estimating the cost to develop the purchased in-process research and development into commercially feasible products, estimating the percentage of completion at the acquisition date, estimating the resulting net risk-adjusted cash flows from the projects and discounting the net cash flows to their present value. The discount rates used in determining the in-process research and development expenditures reflects a higher risk of investment because of the higher level of uncertainty due in part to the nature of the Company and the industry to constantly develop new technology for future product releases and ranged from 25% to 43.5%. The forecasts used by the Company in valuing in-process research and development were based on assumptions the Company believed at the time to be reasonable, but which are inherently uncertain and unpredictable. Given the uncertainties of the development process, no assurance can be given that deviations from the Company's estimates will occur and no assurance can be given that the in-process research and development projects identified will ever reach either technological or commercial success.

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

        In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be impairment. The impairment test consists of a comparison of the fair value of the Company's reporting units with their carrying amount. If the carrying amount exceeds its fair value, the Company is required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired. The impairment loss is measured by comparing the implied fair value of the reporting unit's goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. In accordance with SFAS No. 142, the Company performed its annual impairment test on December 31, 2003, which did not indicate any impairment.

        Accounting for income taxes.    We are required to determine our annual income tax provision in each of the jurisdictions in which we operate. This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we believe that recovery does not meet this "more likely than not" standard as required in SFAS No. 109, Accounting for Income Taxes, we must establish a valuation allowance. If a valuation allowance is established or increased in a period, we must allocate the related income tax expense to income from continuing operations in the consolidated statement of operations to the extent those deferred tax assets originated from continuing operations. To the extent income tax benefits are allocated to stockholders' equity, the related valuation allowance also must be allocated to stockholders' equity.

        Management judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have established a valuation allowance attributable to certain acquisition-related temporary differences as we believe that a portion of the deferred tax assets at March 31, 2004 will not meet the "more likely than not" standard for realization in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period.

        Revenue recognition.    The Company generally recognizes revenue upon shipment of product and/or performance of a service, such as installation or training. Revenue is recognized if persuasive evidence of an arrangement exists, the sales price is fixed or determinable, customer acceptance has occurred, collectibility is reasonably assured and title and risk of loss have passed to the customer. The Company has no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. The Company provides for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience. While product returns and warranty costs have historically not been significant, they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize. The Company makes estimates evaluating its allowance for doubtful accounts. On an ongoing basis, the Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically not been significant, they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

        Inventory.    The Company values its inventory at the lower of the actual cost to purchase (first-in, first-out method) and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value if less than cost, based primarily on its estimated forecast of product demand. Since forecasted product demand quite often is a function of previous and current demand, a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, the Company's industry is subject to technological change and new product development, and technological advances could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant adverse impact on the value of the Company's inventory and its reported operating results.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

        Revenues.    Revenues increased $2.7 million, or 14%, to $22.2 million in the first quarter of 2004 from $19.5 million in the first quarter of 2003. This increase is primarily due to the effects of acquisitions made since March 31, 2003. Revenues for the first quarter of 2004 would have been approximately $21.3 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2003 exchange rates, an increase of 9% over the first quarter of 2003. The favorable foreign exchange effects for the year is due primarily to the strengthening of the British pound sterling and the Euro against the U.S. dollar.

        Cost of product revenues.    Cost of product revenues increased $1.9 million or 20%, to $11.5 million in the first quarter of 2004 from $9.6 million in the first quarter of 2003. As a percentage of product revenues, cost of product revenues for the first three months of 2004 was 53% compared to 50% for the same period in 2003. For the first quarter of 2004, approximately $302,000 of the cost of product sales was related to fair value adjustments of inventory and backlog acquired from BioRobotics, Hoefer and KD Scientific for products which were shipped in the first quarter of 2004. For the first quarter of 2003, approximately $333,000 of the cost of product sales was related to fair value adjustments of inventory and backlog acquired from Genomic Solutions, BTX and GeneMachines for products which were shipped in the first quarter of 2003. For the first quarter of 2004 and 2003, excluding fair value adjustments related to acquisitions of $302,000 and $333,000, respectively, in cost of product sales, gross margin as a percent of total revenues was 49% and 52%, respectively. Approximately $87,000 of estimated fair value adjustments related to the acquisition of Hoefer remain on the balance sheet as of March 31, 2004. While gross margin percentages will fluctuate depending upon both the mix of product sold and the mix of customers the decrease in gross margin in the first quarter this year compared to the first quarter last year is largely due to an 11% gross margin drop at Genomic Solutions due to lower sales and production volumes and a higher percentage of revenues through distributors.

        General and administrative expense.    General and administrative expense increased $0.7 million, or 25%, to $3.5 million in the first quarter of 2004 compared to $2.8 million for the same period in 2003, Approximately $0.4 million is due to restructuring costs at our Biochrom and Genomic Solutions' Japan facilities and approximately $0.3 million is attributable to acquisitions made since the first quarter of 2003 and additional costs for Sarbanes-Oxley compliance. As a percentage of revenues, general and administrative expense for the quarter ended March 31, 2004 and 2003 was approximately 16% and 15%, respectively.

        Sales and marketing expense.    Sales and marketing expense increased $0.7 million, or 19%, to $4.3 million in the first quarter of 2004 from $3.6 million in the first quarter of 2003 due primarily to acquisitions made since March 31, 2003. As a percentage of revenues, sales and marketing expense was 19% in the first quarter of 2004 compared to 18% for the same period in 2003.

        Research and development expense.    Research and development spending, which includes expenses related to research revenues, was $1.7 million in the first three months of 2004 compared to $1.4 million for the same period in 2003. This increase is primarily due to acquisitions made since March 31, 2003. As a percentage of revenues, research and development was 8% and 7% for the three months ended March 31, 2004 and 2003 respectively.

        Stock compensation expense.    In the first quarter of 2004 we recorded approximately $46,500 compared to $147,000 for the first quarter of 2003 of stock compensation expense. For 2004, this expense is related to options granted prior to our initial public offering and to options granted to certain employees of Warner instruments whose vesting was accelerated pursuant to separation agreements entered into as part of the restructuring of operations at Warner Instruments. For the first quarter of 2003, this expense is related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica in connection with the acquisition of Union Biometrica. Stock compensation expense has decreased as the Company uses the graded method, which results in decreasing compensation expense from the date of the stock option grant until the vesting dates. We will recognize approximately $15,680 of stock compensation expense over the remaining vesting life of the options.

        Amortization of goodwill and other intangibles.    Amortization of intangibles, including amortization of acquired technologies, was $0.9 million in the first three months of 2004 compared to $0.6 million for the same period in 2003. This increase is directly attributed to acquisitions made in 2003 and during the first quarter of 2004.

        Other income (expense), net.    Other expense, net for the first quarter of 2004 of $314,000 included approximately $124,000 net interest expense compared to net interest income of $27,000 for the same period in 2003. This shift from interest income to interest expense is due to cash and interest-bearing debt being increasingly used to fund acquisitions since 2003. Other expense, net for the first quarter of 2004 also included a $143,000 foreign exchange loss compared to a $114,000 gain for the same period last year. Other than debt that is treated as a long-term investment, these exchange gains and losses are primarily related to debt between our subsidiaries.

        Income taxes.    The Company's effective income tax rates were 66.42% for the first quarter of 2004 and 41.64% for the first quarter of 2003 notwithstanding the effects of certain stock compensation expense. The increase in the effective income tax rate is principally due to the Company earning a larger percentage of its total operating loss in jurisdictions that have greater effective income tax rates, principally the United States.

Liquidity and Capital Resources

        Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures. As of March 31, 2004, we had cash and cash equivalents of $9.8 million which represents an increase of approximately $1.6 million from December 31, 2003. In connection with our March 2004 acquisition of KD Scientific, we borrowed an additional $6.65 million under the credit facility and currently have approximately $19.4 million outstanding thereunder.

        Our operating activities generated cash of $1.5 million in the first quarter of 2004 and $0.7 million for the first quarter of 2003. For all periods presented, operating cash flows were primarily due to operating results, including the full-year effect of acquisitions prior to non-cash charges, partially offset by working capital requirements.

        Our investing activities used cash of $6.8 million in the first quarter of 2004 compared to $12.7 million for the same period in 2003 primarily for funding acquisitions which are more fully described in Note 3 to our unaudited Consolidated Financial Statements.

        Our financing activities have historically consisted of borrowings under a revolving credit facility, long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. Financing activities provided cash of $6.9 million in the first quarter of 2004 and $6.0 million in the first quarter of 2003. In the first quarter of 2004, we borrowed an additional $6.65 million under the $20 million credit facility with Brown Brothers Harriman & Co. to fund the acquisition of KD Scientific. In the first quarter of 2003, we entered into a $6.0 million bridge loan with Brown Brothers Harriman & Co. in anticipation of closing the $20 million credit facility. The bridge loan was repaid with proceeds of the credit facility.

	Overview of Cash Flows for the three months ended March 31,
	2004	2003
	(in thousands, unaudited)
Cash flows from operations:
Net Income (loss)	$(51)	$776
Adjust non cash items	1,604	1,177
Changes in assets and liabilities	(52)	(1,276)

Cash provided by operations	1,501	677
Investing activities:
Acquisition of businesses	(6,573)	(12,344)
Other Investing activities	(241)	(328)

Cash used by investing activities	(6,814)	(12,672)
Financing activities:
Cash provided by debt	6,950	6,000
Other financing activities	(64)	(34)

Cash provided by financing activities	6,886	5,966
Exchange effect on cash	(23)	37
Increase (decrease) in cash	$1,550	$(5,992)

        Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for at least 12 months. However, we may use substantial amounts of capital to accelerate product development or expand our sales and marketing activities. We may need to raise additional capital in order to make significant acquisitions. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Currently, we are unable to access the public equity markets due to an outstanding amendment to a Current Report on Form 8-K in connection with a previous acquisition. In addition, we are not currently eligible to use Form S-3 to effect a registration of our equity as a result of this delinquent filing. We are in the process of seeking to complete this outstanding filing and anticipate that we will become current with our required filings under Form 8-K. Once we become current with our SEC filings we will immediately be eligible to register equity and will be eligible to use Form S-3 twelve months after the initial due date of the outstanding Form 8-K amendment. However, until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms. In addition, our credit facility with Brown Brothers Harriman contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million. Accordingly, there can be no assurance that we will be successful in raising additional capital on favorable terms or at all.

Impact of Foreign Currencies

        We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the first quarter of 2004 and 2003 the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth. The gain associated with the translation of foreign equity into U.S. dollars was approximately $0.9 million for the first quarter of 2004 and approximately $0.2 million loss for the first quarter of 2003. In addition, the currency fluctuations resulted in approximately $143,000 in foreign currency loss and $114,000 in foreign currency gain in the first quarter of 2004 and 2003, respectively.

        Historically, we have not hedged our foreign currency position. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. However, as our sales expand internationally, we plan to evaluate our currency risks and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

Recent Accounting Pronouncements

        In December 2003, the FASB issued SFAS Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect on an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this Interpretation did not have a material impact on its consolidated results of operations or financial position.

        In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003, however all of the Company's pension plans covered by this Statement are outside of the United States. The Company adopted certain interim disclosure requirements of SFAS 132 (revised) as of January 1, 2004. See Note 10 to the unaudited Consolidated Financial Statements. The Company will be required to adopt the disclosure requirements of the Statement as of December 31, 2004.

Important Factors That May Affect Future Operating Results

        Our operating results may vary significantly from quarter to quarter and year to year depending on a number of factors, including:

        If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition.

        Our business strategy includes the future acquisition of businesses, technologies, services or products that we believe are a strategic fit with our business. If we undertake any acquisition, the process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could reduce stockholders' ownership, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives.

        Uuncertain economic trends may adversely impact our business.

        We have experienced and may continue to experience reduced demand for our products as a result of the downturn and uncertainty in the general economic environment in which we and our customers operate. We cannot project the extent of the impact of the economic downturn and the environment specific to our industry. If economic conditions worsen or if a wider economic slowdown occurs, we may experience a material adverse effect on our business, operating results, and financial condition.

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

        We may not realize the expected benefits of our recent acquisitions of BTX, GeneMachines, BioRobotics, Hoefer and KD Scientific due to difficulties integrating the businesses, operations and product lines.

        Our ability to achieve the benefits of our recent acquisitions of BTX, GeneMachines, BioRobotics, Hoefer and KD Scientific will depend in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. The integration process is a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

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

        Genomic Solutions, our subsidiary acquried in October 2002, has a history of losses and may not be able to sustain profitability.

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

        Genomic Solutions' revenue growth depends on many factors, many of which are beyond its control, including factors discussed in this risk factors section. Genomic Solutions may not sustain revenue growth, as evidenced in the first quarter of 2004. Even though Genomic Solutions did achieve profitability in 2003, it may not sustain or increase profitability on a quarterly or annual basis, as evidence in the first quarter of 2004.

        As an acquisitive company, we may be the subject of lawsuits from either an acquired company's previous stockholders or our current stockholders.

        As an acquisitive company, we may be the subject of lawsuits from either an acquired company's previous stockholders or our current stockholders. These lawsuits could result from the actions of the acquisition target prior to the date of the acquisition, from the acquisition transaction itself or from actions after the acquisition. Defending potential lawsuits could cost us significant expense and detract management's attention from the operation of the business. Additionally, these lawsuits could result in the cancellation of or the inability to renew, certain insurance coverage that would be necessary to protect our assets.

        Our business is subject to economic, political and other risks associated with international revenues and operations.

        Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 48% of total revenues for the three months ended March 31, 2004. We anticipate that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  changes in foreign currency exchange rates, which resulted in a foreign currency loss of approximately $143,000 for the quarter ended March 31, 2004 and an increase of foreign equity of approximately $948,000 for the quarter ended March 31, 2004.

  •
  changes in a specific country's or region's political or economic conditions, including western Europe and Japan, in particular,

  •
  potentially negative consequences from changes in tax laws affecting the ability to expatriate profits,

  •
  difficulty in staffing and managing widespread operations, and

  •
  unfavorable labor regulations applicable to European operations, such as severance and the unenforceability of non-competition agreements in the European Union.

        We may lose money when we exchange foreign currency received from international revenues into U.S. dollars.

        For the three months ended March 31, 2004, approximately 45% of our business was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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

        As an acquisitive company, we may have difficulty in obtaining adequate directors' and officers' insurance to protect us and our directors and officers from claims made against them. Additionally, even if adequate coverage is available, the costs for such coverage may be significantly greater than current costs. This additional cost may have a significant effect on our profits and as a result our results of operations may be adversely affected.

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

        If we raise additional funds through the sale of equity or convertible debt or equity-linked securities, existing percentages of ownership in our common stock will be reduced. In addition, these transactions may dilute the value of our outstanding common stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable. We may be unable to raise additional funds on acceptable terms or at all. In addition, our credit facility with Brown Brothers Harriman contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million. Currently, we are unable to access the public equity markets due to an outstanding amendment to a Current Report on Form 8-K in connection with a previous acquisition. In addition, we are not currently eligible to use Form S-3 to effect a registration of our equity as a result of this delinquent filing. We are in the process of seeking to complete this outstanding filing and anticipate that we will become current with our required filings under Form 8-K. Once we become current with our SEC filings, we will immediately be eligible to register equity and will be eligible to use Form S-3 twelve months after the initial due date of the outstanding Form 8-K amendment. However, until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms. If future financing is not available or is not available on acceptable terms, we may have to curtail operations or change our business strategy.

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

        Our business strategy depends, in part, on successfully developing and commercializing our ADMET screening, molecular biology, high-throughput/high-content screening, and genomics, proteomics and high-throughput screening to meet customers' expanding needs and demands, an example of which is the COPAS™ technology obtained from the 2001 acquisition of Union Biometrica. Market acceptance of this and other new products will depend on many factors, including the extent of our marketing efforts and our ability to demonstrate to existing and potential customers that our technologies are superior to other technologies or techniques and products that are available now or may become available in the future. If our new products do not gain market acceptance, or if market acceptance occurs at a slower rate than anticipated, it could materially adversely affect our business and future growth prospects and could result in a goodwill and/or intangible impairment loss.

        If Amersham Biosciences terminates its distribution agreements with us or fails to perform its obligations under the distribution agreements, it could impair the marketing and distribution efforts for some of our products and result in lost revenues.

        For the three months ended March 31, 2004, approximately 19% of our revenues were generated through two distribution agreements with Amersham Biosciences. The first distribution agreement was renegotiated in August 2001. Under this agreement, Amersham Biosciences acts as the primary marketing and distribution channel for the products of our Biochrom subsidiary and, as a result, we are restricted from allowing another person or entity to distribute, market and sell the majority of the products of our Biochrom subsidiary. We are also restricted from making or promoting sales of the majority of the products of our Biochrom subsidiary to any person or entity other than Amersham Biosciences or its authorized sub-distributors. We have little or no control over Amersham Biosciences' marketing and sales activities or the use of its resources. Amersham Biosciences may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by Amersham Biosciences to perform these activities could materially adversely affect our business and growth prospects during the term of this agreement. In addition, our inability to maintain our arrangement with Amersham Biosciences for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue. Our agreement with Amersham Biosciences may be terminated with 30 days notice under certain circumstances. This agreement has an initial term of three years, commencing August 1, 2001, after which it will automatically renew for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms by either party upon 18 months prior written notice.

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

        General Electric recently acquired Amersham plc, the parent of Amersham Biosciences. While General Electric has indicated its intention to continue Amersham's presence in the life science market, and we believe our relationship with Amersham Biosciences is good, we cannot guarantee that the distribution agreements will be renewed, that Amersham Biosciences will aggressively market our products in the future or that General Electric will continue the partnership.

        Accounting for goodwill may have a material adverse effect on us.

        We have historically amortized goodwill purchased in our acquisitions on a straight-line basis ranging from five to 15 years. Upon the adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives from acquisitions after June 30, 2001 and existing goodwill and intangible assets with indefinite lives from acquisitions prior to July 1, 2001 that remain as of December 31, 2001 are no longer amortized, but instead are evaluated annually to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable, or more frequently, if events or circumstances indicate there may be an impairment. If it is determined in the future that a portion of our goodwill and intangible assets with indefinite lives is impaired, we will be required to write off that portion of the asset which could have an adverse effect on net income for the period in which the write off occurs. At March 31, 2004, we had goodwill and intangible assets with indefinite lives of $38.6 million, or 28% of our total assets.

        If our accounting estimates are not correct, our financial results could be adversely affected.

        Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 17. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

        Specifically, as we review the operations of our genomics, proteomics and high-throughput high-screening product lines we may determine that our estimates for any related definite lived intangibles may be incorrect and as a result we may incur charges for impairment which may adversely impact our results of operation.

        We may be adversely affected by litigation or arbitration involving Paul D. Grindle.

        On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle's claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of our common stock, or the disgorgement of the profits of our sale of the stock, as well as compensatory damages and multiple damages and attorney's fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of our common stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we had prevailed on all claims asserted against us and certain of our directors in the arbitration action. Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action. We filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator's decision. Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator's decision. These two matters were consolidated. On or about July 30, 2003, the Massachusetts Superior Court granted our motion to confirm the arbitrator's decision and to deny Mr. Grindle's motion to vacate. Mr. Grindle has filed a notice of appeal with the Massachusetts Appeals Court. Both Mr. Grindle and the Company have filed briefs with the Massachusetts Appeals Court. The matter is pending. Mr. Grindle also filed an application for direct appelate review with the Massachusetts Supreme Judical Court, which was denied.

        Customer, vendor and employee uncertainty about the effects of any of our acquisitions could harm us.

        We and the acquired companies' customers may, in response to the consummation of the acquisitions, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by customers could adversely affect our business. Similarly, employees of acquired companies may experience uncertainty about their future role until or after we execute our strategies with regard to employees of acquired companies. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel following an acquisition.

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

        Our stock price has fluctuated in the past and could experience substantial declines in the future and, as a result, management's attention may be diverted from more productive tasks.

        The market price of our common stock has experienced significant fluctuations since its initial public offering in December 2000 and may become volatile and could decline in the future, perhaps substantially, in response to various factors, many of which are beyond our control, including:

  •
  technological innovations by competitors or in competing technologies,

  •
  revenues and operating results fluctuating or failing to meet the expectations of securities analysts or investors in any quarter,

  •
  termination or suspension of equity research coverage by securities' analysts,

  •
  comments of securities analysts and mistakes by or misinterpretation of comments from analysts,

  •
  downward revisions in, or failure to achieve, securities analysts' estimates or management guidance,

  •
  investment banks and securities analysts may themselves be subject to suits that may adversely affect the perception of the market,

  •
  conditions or trends in the biotechnology and pharmaceutical industries,

  •
  announcements of significant acquisitions or financings or changes in strategic partnerships, and

  •
  a decrease in the demand for our common stock.

        In addition, the stock market and the Nasdaq National Market in general, and the biotechnology industry and small cap markets in particular, have experienced significant price and volume fluctuations that at times may have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

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

        We intend to retain all of our earnings to finance the expansion and development of our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be a stockholder's sole source of gain for the foreseeable future.

        The merger with Genomic Solutions may fail to qualify as a reorganization for federal income tax purposes, resulting in the recognition of taxable gain or loss in respect of our treatment of the merger as a taxable sale.

        Both us and Genomic Solutions intended the merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Although the Internal Revenue Service, or IRS, will not provide a ruling on the matter, Genomic Solutions obtained a legal opinion from its tax counsel that the merger constitutes a reorganization for federal income tax purposes. This opinion does not bind the IRS or prevent the IRS from adopting a contrary position. If the merger fails to qualify as a reorganization, the merger would be treated as a deemed taxable sale of assets by Genomic Solutions for an amount equal to the merger consideration received by Genomic

Solutions' stockholders plus any liabilities assumed by us. As successor to Genomic Solutions, we would be liable for any tax incurred by Genomic Solutions as a result of this deemed asset sale.

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

        As of March 31, 2004, we had $19.4 million in long term debt for amounts drawn against our revolving credit facility. A 10% change in interest rates, from 4% to 4.4%, would change the annual interest expense on this long term debt by approximately $77,000.

Item 4. Controls and Procedures.

        As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, and our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        On February 4, 2002, Paul D. Grindle, the former owner of Harvard Apparatus, Inc., initiated an arbitration proceeding against us and certain directors before JAMS in Boston, Massachusetts. Mr. Grindle's claims arise out of post-closing purchase price adjustments related to our purchase of the assets and business of Harvard Apparatus by virtue of an Asset Purchase Agreement dated March 15, 1996 and certain related agreements. In the arbitration demand, Mr. Grindle sought the return of 1,563,851 shares of common stock in Harvard Bioscience, or the disgorgement of the profits of our sale of the stock, as well as compensatory damages and multiple damages and attorney's fees under Mass. Gen. Laws, chapter 93A. In a demand letter that was attached to the arbitration demand, Mr. Grindle asserted losses in the amount of $15 million, representing the value of the 1,563,851 shares of Harvard Bioscience's common stock as of January 2, 2002. On October 30, 2002, we received a decision from the arbitrator that we have prevailed on all claims asserted against us and certain of our directors in the arbitration action. Specifically, we received a written decision from the arbitrator granting our motion for summary disposition with respect to all claims brought against all parties in the action. The Company filed a complaint in the Massachusetts Superior Court seeking to confirm the arbitrator's decision. Mr. Grindle filed a complaint in the Massachusetts Superior Court seeking to vacate the arbitrator's decision. These two matters were consolidated. On or about July 30, 2003, the Massachusetts Superior Court granted our motion to confirm the arbitrator's decision and to deny Mr. Grindle's motion to vacate. Mr. Grindle filed a notice of appeal with the Massachusetts Appeals Court. Both Mr. Grindle and the Company have filed briefs with the Massachusetts Appeals Court. The matter is pending. Mr. Grindle also filed an application for direct appellate review with the Massachusetts Supreme Judicial Court, which was denied.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        On November 12, 2002, the Board of Directors authorized the Company to repurchase up to $5 million of its outstanding common stock. To date, the Company has not made any purchases of its common stock.

Item 3. Defaults Upon Senior Securities—None.

Item 4. Submission of Matters to a Vote of Security Holders—None.

Item 5. Other Information—None.

        There were no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the disclosure provided in the Company's Proxy Statement filed April 26, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibit Index

2.1**	Stock Purchase Agreement, dated as of March 3, 2004, by and among Harvard Bioscience, Inc., KD Scientific, Inc., and Ken Dunne.
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**
Previously filed as an exhibit to the Company's Current Report on Form 8-K (filed March 18, 2004) and incorporated by reference thereto.

(b)
Reports on Form 8-K

1.	Form 8-K filed March 3, 2004—furnishing the press release of Harvard Bioscience issued on March 2, 2004, announcing its financial results for the year and quarter ended December 31, 2003.
2.	Form 8-K filed March 18, 2004—announcing the acquisition of KD Scientific, Inc. on March 3, 2004.
3.	Form 8-K filed May 6, 2004—furnishing the press release of Harvard Bioscience issued on May 6, 2004 announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.
By:	/s/ CHANE GRAZIANO Chane Graziano Chief Executive Officer
By:	/s/ SUSAN LUSCINSKI Susan Luscinski Chief Financial Officer

Date: May 10, 2004

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Unaudited Consolidated Financial Statements.
HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except share and per share amounts)
HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)
HARVARD BIOSCIENCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
HARVARD BIOSCIENCE, INC. Notes to Unaudited Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 3. Defaults Upon Senior Securities—None.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES