Form 10-Q/A
period 2004-03-31
HARVARD BIOSCIENCE INC
filed 2004-07-08
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

☒	Quarterly report pursuant to Section 13 or 15() of the Securities Exchange Act of 1934

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

As of May 3, 2004

Common Stock Outstanding 30,231,185

This Form 10-Q/A is being filed solely to correct a typographical error in the unaudited pro forma net income (loss) for the three months ended March 31, 2004 reported in the chart in Item 1, Note 3 to the Company’s unaudited consolidated financial statements, which presented pro forma results of operations for the three months ended March 31, 2004 and 2003 giving effect to the Company’s acquisition of KD Scientific, Inc. as if it had occurred as of January 1, 2003. The correct unaudited pro forma net income (loss) for the three months ended March 31, 2004 had the Company’s acquisition of KD Scientific, Inc. had occurred as of January 1, 2003 is a loss of $120,000.  The Company’s unaudited consolidated financial statements for the three months ended March 31, 2004, including the Company’s actual net income (loss) and net income (loss) per share, as well as the unaudited pro forma revenues and unaudited pro forma net income (loss) per share in Note 3, are unchanged from those previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2004. None of the other information contained in this Form 10-Q/A has been amended from the original Form 10-Q for the quarter ended March 31, 2004.  All other information speaks as of the filing date of the original Form 10-Q filed as of May 10, 2004.

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

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; 0 shares issued and 0 shares outstanding at March 31, 2004 and December 31, 2003
Common stock, par value $.01 per share, 80,000,000 shares authorized; 34,869,019 and 34,796,463 shares issued and 30,208,235 and 30,132,685 shares outstanding at March 31, 2004 and December 31, 2003, respectively	349	348
Additional paid-in-capital	172,795	172,448
Accumulated deficit	(78,642)	(78,591)
Accumulated other comprehensive income	6,289	5,341
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	100,123	98,878
Total liabilities and stockholders’ equity	$136,425	$128,429

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2004, and for the three month periods ended March 31, 2004 and March 31, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC.

2.                                      Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this Interpretation did not have a material impact on its consolidated results of operations or financial position.

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

3.                                      Acquisitions

On September 19, 2003, the Company, through its Genomic Solutions subsidiary, acquired substantially all of the assets of BioRobotics, Ltd. (“BioRobotics”), a subsidiary of Apogent Technologies Inc. for approximately $3.6 million payable partly in cash and partly in the assumption of certain limited liabilities (including $0.4 million in acquisition related expenses). The results of operations have been included in the consolidated financial statements since the date of acquisition. BioRobotics designs, develops, manufactures and distributes life science instrumentation for DNA microarray manufacturing and colony picking. As of March 31, 2004, the Company has not finalized the purchase price allocation. A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of the assets and liabilities acquired has not yet been completed. The preliminary allocation of the purchase price is as follows: $1.4 million to existing technology, current assets of $2.3 million, $0.3 million to property, plant and equipment, $0.3 million to goodwill and other indefinite lived intangibles and liabilities assumed of $0.7 million. During the first quarter of 2004, approximately $148,000 of fair value adjustments related to BioRobotics’ acquired backlog and inventory was expensed through cost of product revenues for orders that were sold during the quarter. We anticipate that the final valuation of assets and liabilities acquired will be completed during the third quarter of 2004.

On November 24, 2003, the Company acquired certain assets and liabilities of the Hoefer one-dimensional gel electrophoresis business of Amersham Biosciences Corp., including the Hoefer brand name for approximately $5.4 million (including acquisition costs of approximately $0.5 million). The results of operations have been included in the consolidated financial statements since the date of acquisition. As of March 31, 2004, the Company has not finalized the purchase price allocation. A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of the assets and liabilities acquired has not yet been completed. The preliminary allocation of the purchase price is as follows: $0.3 million to existing technology, $0.7 to goodwill, current assets of $1.8 million, $0.5 million to property, plant and equipment and $2.0 million to a distribution agreement. During the first quarter of 2004, approximately $123,000 of fair value adjustments related to Hoefer’s backlog and inventory was expensed through cost of product revenues for orders that were sold during the quarter. We anticipate that the fair value valuation of assets and liabilities acquired will be completed during the second quarter of 2004.

On March 3, 2004, the Company acquired all issued and outstanding stock of KD Scientific, Inc. for approximately $6.86 million (including acquisition costs of approximately $0.2 million). The acquisition was funded by proceeds from the $20 million credit facility entered into in November 2003 with Brown Brothers Harriman. The results of operations of KD Scientific have been included in the consolidated operating results of the Company from the date of acquisition. As of March 31, 2004, the Company has not finalized the purchase price allocation. A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of assets and liabilities acquired has not yet been completed. The preliminary allocation of the purchase price is as follows: $4.8 million to customer relationships acquired, $1.2 million to goodwill, $0.3 million to existing technology, $0.5 million to current assets, $0.1 million to trademarks and liabilities assumed of $0.1 million. During the first quarter of 2004, approximately $31,000 of fair value adjustments related to KD Scientific’s backlog and inventory was expensed through cost of product revenues for orders that were sold since the date of acquisition. We anticipate that the fair valuation of assets and liabilities will be completed during the third quarter of 2004.

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

	Three Months Ended March 31,
(Unaudited, in 000’s except per share data)	2004	2003

Pro forma revenues	$22,566	$20,377

Pro forma net income (loss)	$(120)	$784
Pro forma net income (loss) per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Pro forma weighted average common shares:
Basic	30,164	29,892

Diluted	30,164	30,137

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

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding awards in each period:

	Three Months Ended
(in thousands, except per share data)	March 31, 2004	March 31, 2003

Net income (loss) available to common stockholders, as reported	$(51)	$776
Add: stock-based employee compensation expense included in reported net income, net of tax	47	141
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(513)	(974)
Pro forma net loss	$(517)	$(57)
Basic net income (loss) per share as reported	$(0.00)	$0.03
Pro forma basic net loss per share	$(0.02)	$(0.00)
Diluted net income (loss) per share as reported	$(0.00)	$0.03
Pro forma diluted net loss per share	$(0.02)	$(0.00)

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

6.                                      Income (Loss) Per Share

Basic income (loss) per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income (loss) per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended
(in thousands)	March 31, 2004	March 31, 2003

Weighted average common shares outstanding (basic)	30,164	29,892
Weighted average common equivalent shares due to stock options	—	245
Weighted average common shares outstanding (diluted)	30,164	30,137

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

7.                                      Inventories

Inventories consist of the following:

(in thousands)	March 31, 2004	December 31, 2003

Finished goods	$7,891	$8,160
Work in process	4,312	4,327
Raw materials	13,500	12,192
	$25,703	$24,679

8.                                      Accounts Receivable

Accounts receivable consists of the following:

(in thousands)	March 31, 2004	December 31, 2003

Trade accounts receivable	$19,036	$19,492
Allowance for doubtful accounts	(434)	(417)
	$18,602	$19,075

9.                                      Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, as of March 31, 2004 and December 31, 2003, consists of cumulative foreign currency translation adjustments of $6.8 million and $5.8 million, respectively and a minimum additional pension liability of $(0.5) million. The components of total comprehensive income were as follows:

	Three Months Ended
(in thousands)	March 31, 2004	March 31, 2003

Net income (loss)	$(51)	$776
Other comprehensive income (loss)	948	(190)
Comprehensive income	$897	$586

Other comprehensive income (loss) for the periods ended March 31, 2004 and 2003 consists of foreign currency translation adjustments.

10.                               Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contributory pension plans for substantially all of their employees. The components of the Company’s pension expense follows:

	Three Months Ended
(in thousands)	March 31, 2004	March 31, 2003

Components of net periodic benefit cost:
Service cost	$101	$85
Interest cost	156	122
Expected return on plan assets	(170)	(135)
Net amortization loss	31	35
Net periodic benefit cost	$118	$107

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for revenue and other growth, our ability to successfully implement an action plan for our genomics, proteomics and high throughput screening product lines, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products through our established brands and distribution channels, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates), our plans and intentions regarding the distribution of our catalog and supplements to our catalog, our expectations regarding future costs of product revenues, the market demand and opportunity for our products, our beliefs regarding our position in comparison to our competitors, our estimates regarding our capital requirements, the timing of future product introductions, or the ability of our patent strategy to protect our current and future products, our expectations in connection with current litigation (including inferences about the finality of the arbitrator’s decision in the Grindle matter and potential appeal of or other challenge to that decision), and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” beginning on page 18 of this Quarterly Report on Form 10-Q. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

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

	Selected Operating Metrics for the three months ended March 31,
(in thousands, unaudited)	2004	% of Revenue	2003	% of Revenue

Total Revenues	$22,165		$19,473
Cost of Product Revenues	11,544	52.1%	9,635	49.5%
Sales and Marketing Expense	4,297	19.4%	3,600	18.5%
Research and Development Expense	1,669	7.5%	1,420	7.3%
General & Administrative Expense	3,522	15.9%	2,825	14.5%

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

Management judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have established a valuation allowance attributable to certain acquisition-related temporary differences as we believe that a portion of the deferred tax assets at March 31, 2004 will not meet the “more likely than not” standard for realization in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period.

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

General and administrative expense.  General and administrative expense increased $0.7 million, or 25%, to $3.5 million in the first quarter of 2004 compared to $2.8 million for the same period in 2003, Approximately $0.4 million is due to restructuring costs at our Biochrom and Genomic Solutions’ Japan facilities and approximately $0.3 million is attributable to acquisitions made since the first quarter of 2003 and additional costs for Sarbanes-Oxley compliance. As a percentage of revenues, general and administrative expense for the quarter ended March 31, 2004 and 2003 was approximately 16% and 15%, respectively.

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

Income taxes.  The Company’s effective income tax rates were 66.42% for the first quarter of 2004 and 41.64% for the first quarter of 2003 notwithstanding the effects of certain stock compensation expense. The increase in the effective income tax rate is principally due to the Company earning a larger percentage of its total operating loss in jurisdictions that have greater effective income tax rates, principally the United States.

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

Overview of Cash Flows for the three months ended March 31,

(in thousands, unaudited)

	2004	2003

Cash flows from operations:
Net Income (loss)	$(51)	$776
Adjust non cash items	1,604	1,177
Changes in assets and liabilities	(52)	(1,276)
Cash provided by operations	1,501	677
Investing activities:
Acquisition of businesses	(6,573)	(12,344)
Other Investing activities	(241)	(328)
Cash used by investing activities	(6,814)	(12,672)
Financing activities:
Cash provided by debt	6,950	6,000
Other financing activities	(64)	(34)
Cash provided by financing activities	6,886	5,966
Exchange effect on cash	(23)	37
Increase (decrease) in cash	$1,550	$(5,992)

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

Genomic Solutions, our subsidiary acquired in October 2002, has a history of losses and may not be able to sustain profitability.

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

Genomic Solutions’ revenue growth depends on many factors, many of which are beyond its control, including factors discussed in this risk factors section. Genomic Solutions may not sustain revenue growth, as evidenced in the first quarter of 2004. Even though Genomic Solutions did achieve profitability in 2003, it may not sustain or increase profitability on a quarterly or annual basis, as evidence in the first quarter of 2004.

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

With new rules, including the Sarbanes-Oxley Act of 2002, we may have difficulty in retaining or attracting officers, directors for the board and various sub-committees thereof.

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

Our business strategy depends, in part, on successfully developing and commercializing our ADMET screening, molecular biology, high-throughput/high-content screening, and genomics, proteomics and high-throughput screening to meet customers’ expanding needs and demands, an example of which is the COPAS technology obtained from the 2001 acquisition of Union Biometrica. Market acceptance of this and other new products will depend on many factors, including the extent of our marketing efforts and our ability to demonstrate to existing and potential customers that our technologies are superior to other technologies or techniques and products that are available now or may become available in the future. If our new products do not gain market acceptance, or if market acceptance occurs at a slower rate than anticipated, it could materially adversely affect our business and future growth prospects and could result in a goodwill and /or intangible impairment loss.

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

We have historically amortized goodwill purchased in our acquisitions on a straight-line basis ranging from five to 15 years. Upon the adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives from acquisitions after June 30, 2001 and existing goodwill and intangible assets with indefinite lives from acquisitions prior to July 1, 2001 that remain as of December 31, 2001 are no longer amortized, but instead are evaluated annually to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable, or more frequently, if events or circumstances indicate there may be an impairment. If it is determined in the future that a portion of our goodwill and intangible assets with indefinite lives is impaired, we will be required to write off that portion of the asset which could have an adverse effect on net income for the period in which the write off occurs. At March 31, 2004, we had goodwill and intangible assets with indefinite lives of $38.6 million, or 28% of our total assets. If our accounting estimates are not correct, our financial results could be adversely affected. Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 14. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

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

•                                          comments of securities analysts and mistakes by or misinterpretation of comments from analysts,

•                                          downward revisions in, or failure to achieve, securities analysts’ estimates or management guidance,

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - None.

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the disclosure provided in the Company’s Proxy Statement filed April 26, 2004.

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

**                                  Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 18, 2004) and incorporated by reference thereto.

(b)                                 Reports on Form 8-K

1.	Form 8-K filed March 3, 2004 furnishing the press release of Harvard Bioscience issued on March 2, 2004, announcing its financial results for the year and quarter ended December 31, 2003.
2.	Form 8-K filed March 18, 2004 announcing the acquisition of KD Scientific, Inc. on March 3, 2004.
3.	Form 8-K filed May 6, 2004 furnishing the press release of Harvard Bioscience issued on May 6, 2004 announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

		By:	Chane Graziano
Chief Executive Officer

		By:	Susan Luscinski
Chief Financial Officer

Date:	July 8, 2004