Form 10-Q
period 2004-06-30
HARVARD BIOSCIENCE INC
filed 2004-08-09
CIK 1123494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

As of August 2, 2004

Common Stock Outstanding 30,297,485

HARVARD BIOSCIENCE, INC.

Form 10-Q

 For the Quarter Ended June 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	6/30/04	12/31/03
Current assets:
Cash and cash equivalents	$10,515	$8,223
Trade accounts receivable, net of reserve for uncollectible accounts of $489 and $417 at June 30, 2004 and December 31, 2003, respectively, (note 8)	16,514	19,075
Other receivables and other assets	921	1,279
Inventories (note 7)	25,497	24,679
Prepaid expenses	2,447	2,022
Deferred tax asset	500	500
Total current assets	56,394	55,778

Property, plant and equipment, net	6,484	6,746
Other assets:
Deferred tax asset	483	400
Amortizable intangible assets, net of accumulated amortization of $7,119 and $5,103 at June 30, 2004 and December 31, 2003, respectively (notes 3 and 4)	30,703	28,212
Goodwill and other indefinite lived intangible assets (notes 3 and 4)	38,854	36,341
Other assets	912	952
Total other assets	70,952	65,905
Total assets	$133,830	$128,429

Current liabilities:
Current installments of long-term debt	$26	$398
Trade accounts payable	5,224	6,457
Deferred revenue	2,665	2,080
Accrued income taxes payable	505	1,218
Accrued expenses	4,987	4,984
Other liabilities	877	459
Total current liabilities	14,284	15,596

Long-term debt, less current installments	18,128	12,787
Deferred income tax liability	208	207
Other liabilities	1,020	961
Total long-term liabilities	19,356	13,955
Total liabilities	33,640	29,551

Stockholders’ equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 34,918,962 and 34,796,463 shares issued and 30,258,178 and 30,132,685 shares outstanding at June 30, 2004 and December 31, 2003, respectively	349	348
Additional paid-in-capital	173,070	172,448
Accumulated deficit	(78,344)	(78,591)
Accumulated other comprehensive income	5,783	5,341
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	100,190	98,878
Total liabilities and stockholders’ equity	133,830	$128,429

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

 (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Product revenues	$22,108	$22,099	$43,990	$41,325
Research revenues	352	254	635	501
Total revenues	22,460	22,353	44,625	41,826

Costs and expenses:
Cost of product revenues	11,163	10,935	22,707	20,570
General and administrative expense	3,542	2,877	7,063	5,701
Sales and marketing expense	4,275	3,893	8,573	7,494
Research and development expense	1,747	1,666	3,416	3,086
Stock compensation expense	37	134	83	281
Amortization of intangible assets (note 4)	1,089	729	2,012	1,353

Operating income	607	2,119	771	3,341

Other income (expense):
Foreign currency loss	(26)	(143)	(168)	(30)
Interest expense	(191)	(85)	(378)	(124)
Interest income	44	32	106	98
Amortization of deferred financing costs	(27)	—	(54)	—
Other	9	(832)	(12)	(864)

Other expense, net	(191)	(1,028)	(506)	(920)

Income before income taxes	416	1,091	265	2,421
Income tax expense	118	348	18	900

Net income	$298	$743	$247	$1,521

Income per share (note 6):
Basic	$0.01	$0.02	$0.01	$0.05
Diluted	$0.01	$0.02	$0.01	$0.05

Weighted average common shares:
Basic	30,243	30,232	30,203	30,065
Diluted	31,163	30,731	31,367	30,459

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$247	$1,521
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	83	281
Depreciation	1,222	1,080
Amortization of catalog costs	58	213
Gain on sale of fixed assets	(3)	—
Provision for bad debts	67	56
Amortization of intangible assets	2,012	1,353
Amortization of deferred financing costs	54	—
Deferred income taxes	(89)	(217)
Changes in operating assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	2,961	(271)
Increase in other receivables	(101)	—
Increase in inventories	(529)	(1,003)
(Increase) decrease in prepaid expenses and other assets	(401)	1,003
(Increase) decrease in other assets	396	(58)
Increase (decrease) in trade accounts payable	(1,391)	696
Increase (decrease) in accrued income taxes payable	(715)	318
Increase (decrease) in accrued expenses	494	(3,375)
Increase (decrease) in deferred revenue	594	(655)
Increase in other liabilities	46	140
Net cash provided by operating activities	5,005	1,082

Cash flows from investing activities:
Additions to property, plant and equipment	(1,023)	(503)
Additions to catalog costs	(351)	(14)
Proceeds from sales of fixed assets	13	—
Acquisition of businesses, net of cash acquired	(6,776)	(12,674)
Net cash used in investing activities	(8,137)	(13,191)

Cash flows from financing activities:
Proceeds from short-term debt	—	6,000
Net proceeds from long-term debt	6,950	—
Repayments of long-term debt	(1,994)	(507)
Net proceeds from issuance of common stock	539	67
Net cash provided by financing activities	5,495	5,560

Effect of exchange rate changes on cash	(71)	422

Increase (decrease) in cash and cash equivalents	2,292	(6,127)
Cash and cash equivalents at the beginning of period	8,223	15,313
Cash and cash equivalents at the end of period	$10,515	$9,186

Supplemental disclosures of cash flow information:
Cash paid for interest	$336	$124
Cash paid for income taxes	$839	$777

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

    The unaudited consolidated financial statements of Harvard Bioscience, Inc and its wholly-owned subsidiaries (“the Company”) as of June 30, 2004, and for the three and six month periods ended June 30, 2004 and June 30, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

2.  Recently Issued Accounting Pronouncements

    In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The adoption of this Interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

    In December 2003, SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued.  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003, however all of the Company’s pension plans covered by this Statement are outside of the United States.  The Company adopted certain interim disclosure requirements of SFAS No. 132 (revised) as of January 1, 2004.  See Note 10 to the unaudited consolidated financial statements.  The Company will be required to adopt the remaining disclosure requirements of this Statement as of December 31, 2004.

3.  Acquisitions

    On September 19, 2003, the Company, through its Genomic Solutions subsidiary, acquired substantially all of the assets of BioRobotics, Ltd. (“BioRobotics”), a subsidiary of Apogent Technologies Inc. for approximately $3.7 million payable partly in cash and partly in the assumption of certain limited liabilities (including $0.5 million in acquisition related expenses).  The results of operations have been included in the consolidated financial statements since the date of acquisition.  BioRobotics designs, develops, manufactures and distributes life science instrumentation for DNA microarray manufacturing and colony picking.  As of June 30, 2004, the Company has not finalized the purchase price allocation.  A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of the assets and liabilities acquired has not yet been completed.  The preliminary allocation of the purchase price is as follows: existing technology of $1.4 million, current assets of $2.1 million, property, plant and equipment of $0.2 million, goodwill and other indefinite lived intangibles of $0.7 million and liabilities assumed of $0.7 million.  During the six months ended June 30, 2004, approximately $185,000 of fair value adjustments related to BioRobotics’ acquired backlog and inventory was expensed through cost of product revenues for orders that were sold during the first six months of 2004.  The final valuation of assets and liabilities acquired will be completed during the third quarter of 2004.

    On November 24, 2003, the Company acquired certain assets and liabilities of the Hoefer one-dimensional gel electrophoresis business of Amersham Biosciences Corp., including the Hoefer brand name for approximately $5.4 million (including acquisition costs of approximately $0.4 million).  The results of operations have been included in the consolidated financial statements since the date of acquisition.  As of June 30, 2004, the Company has not finalized the purchase price allocation.  A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of the assets and liabilities acquired has not yet been completed.  The preliminary allocation of the purchase price is as follows: existing technology of $0.3 million, goodwill of $0.8 million, current assets of $1.9 million, property, plant and equipment of $0.5 million, distribution agreement of $2.0 million and liabilities assumed of $0.1 million.  During the six months ended June 30, 2004, approximately $211,000 of fair value adjustments related to Hoefer’s backlog and inventory was expensed through cost of product revenues for orders that were sold during the first six months of 2004.  We anticipate that the fair value valuation of assets and liabilities acquired will be completed during the third quarter of 2004.

    On March 3, 2004, the Company acquired all issued and outstanding stock of KD Scientific, Inc. for approximately $6.8 million (including acquisition costs of approximately $0.2 million).  The acquisition was funded by proceeds from the $20 million credit facility entered into in November 2003 with Brown Brothers Harriman.  The results of operations of KD Scientific have been included in the consolidated operating results of the Company from the date of acquisition.  As of June 30, 2004, the Company has not finalized the purchase price allocation.  A preliminary estimate of the allocation was prepared and included as part of these consolidated financial statements as the final valuation of assets and liabilities acquired has not yet been completed.  The preliminary allocation of the purchase price is as follows: customer relationships acquired of $4.8 million, goodwill and other indefinite lived intangibles of $1.3 million, existing technology of $0.3 million, current assets of $0.5 million, and liabilities assumed of $0.1 million.  During the six months ended June 30, 2004, approximately $31,000 of fair value adjustments related to KD Scientific’s backlog was expensed through cost of product revenues for orders that were shipped during the first six months of 2004.  We anticipate that the fair valuation of assets and liabilities will be completed during the third quarter of 2004.

The following unaudited pro forma results of operations give effect to the acquisition of KD Scientific, Inc. as if it had occurred as of January 1, 2003.  Such pro forma information reflects certain adjustments including amortization of intangible assets and income tax effect.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place as described and is not necessarily indicative of results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in 000’s except per share data)	2004	2003	2004	2003
Pro forma revenues	$22,460	$23,138	$45,026	$43,515
Pro forma net income	$298	$700	$178	$1,486

Pro forma net income per share:
Basic	$0.01	$0.02	$0.01	$0.05
Diluted	$0.01	$0.02	$0.01	$0.05

Pro forma weighted average common shares:
Basic	30,243	30,232	30,203	30,065
Diluted	31,163	30,731	31,367	30,459

4.  Goodwill and Other Intangible Assets

On January 1, 2002, the Company fully adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment.  The Company has selected December 31 as its annual impairment test date.

Intangible assets consist of the following:

	June 30, 2004		December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$29,167	$6,118	$30,981	$4,710
Tradename	1,769	439	1,704	381
Distribution agreement	6,877	560	621	10
Patents	9	2	9	2
Total Amortizable Intangible Assets	$37,822	$7,119	$33,315	$5,103
Unamortizable intangible assets:
Goodwill and other indefinite lived intangible assets	$38,854	—	$36,341	—
Total Intangible Assets	$76,676	$7,119	$69,656	$5,103

On March 3, 2004, the Company acquired intangible assets of approximately $6.4 million in connection with the acquisition of KD Scientific consisting of approximately $5.2 million of amortizable assets and $1.2 million of goodwill.

Intangible asset amortization expense for the three and six months ended June 30, 2004 was approximately $1.1 million and $2.0 million, respectively, compared to $0.7 million and $1.4 million for the same periods in 2003. Amortization expense of existing amortizable intangible assets is estimated to be $4.1 million for the year ending December 31, 2004, $4.3 million for each of the years ending December 31, 2005, 2006, and 2007 and $4.2 million for the year ending December 31, 2008.  The change in goodwill and other intangible assets during 2004 is also the result of foreign currency translation adjustments and adjustments resulting from adjustments to preliminary purchase price allocations for certain 2003 acquisitions.

5.  Stock Based Compensation

    The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, the Company records compensation expense using the graded method, on the date of grant only if the current market price of the underlying stock exceeds the exercise price and the number of stock options is fixed. FASB No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock Based Compensation, provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation plans under FASB No. 123 and amends the disclosure requirements of FASB No. 123. As allowed by FASB No. 148 and 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB No. 148.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income available to common stockholders, as reported	$298	$743	$247	$1,521
Add: stock-based employee compensation expense included in reported net income	37	134	83	281
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards	(1,493)	(916)	(2,381)	(1,890)
Pro forma net income	$(1,158)	$(39)	$(2,051)	$(88)
Basic net income per share as reported	$0.01	$0.02	$0.01	$0.05

Pro forma basic net loss per share	$(0.04)	$(0.00)	$(0.07)	$(0.00)
Diluted net income per share as reported	$0.01	$0.02	$0.01	$0.05
Pro forma diluted net loss per share	$(0.04)	$(0.00)	$(0.07)	$(0.00)

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

6.  Income Per Share

    Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period.  The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30
(in thousands)	2004	2003	2004	2003
Weighted average common shares outstanding (basic)	30,243	30,232	30,203	30,065
Weighted average common equivalent shares due to stock options	920	499	1,164	394
Weighted average common shares outstanding (diluted)	31,163	30,731	31,367	30,459

    As of June 30, 2004 and 2003, options to purchase approximately 2.2 million and 1.1 million shares of common stock, respectively, were outstanding but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would have been antidilutive.

 7.   Inventories

Inventories consist of the following:

(in thousands)	June 30, 2004	December 31, 2003
Finished goods	$8,157	$8,160
Work in process	4,242	4,327
Raw materials	13,098	12,192
	$25,497	$24,679

8.   Accounts Receivable

    Accounts receivable consists of the following:

(in thousands)	June 30, 2004	December 31, 2003
Trade accounts receivable	$17,003	$19,492
Allowance for doubtful accounts	(489)	(417)
	$16,514	$19,075

9.  Comprehensive Income

    Accumulated other comprehensive income, a component of stockholders’ equity, as of June 30, 2004 and December 31, 2003, consists of cumulative foreign currency translation adjustments of $6.3 million and $5.8 million, respectively and a minimum additional pension liability of $(0.5) million and $(0.5) million, respectively.  The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net income	$298	$743	$247	1,521
Other comprehensive income (loss)	(506)	1,453	442	1,262
Comprehensive income (loss)	$(208)	$2,196	$689	2,783

Other comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 consists of foreign currency translation adjustments.

10.  Employee Benefit Plans

    Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contributory pension plans for substantially all of their employees.  The components of the Company’s pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$99	$86	$199	$174
Interest cost	153	124	308	251
Expected return on plan assets	(167)	(138)	(336)	(278)
Net amortization loss	31	36	62	72
Net periodic benefit cost	$116	$108	$233	$219

    For the three and six months ended June 30, 2004, the Company has contributed approximately $117,000 and $240,000, respectively, to the pension plans.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally, but not exclusively, contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for revenue and other growth, our ability to successfully implement an action plan for our genomics, proteomics and high throughput screening product lines and achieve the expected return to profitability for these product lines, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products through our established brands and distribution channels, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates), our plans and intentions regarding the distribution of our catalog and supplements to our catalog, our expectations regarding future costs of product revenues, the market demand and opportunity for our products, our beliefs regarding our position in comparison to our competitors, our estimates regarding our capital requirements, the timing of future product introductions, or the ability of our patent strategy to protect our current and future products, our expectations in connection with current litigation (including inferences about the finality of the arbitrator’s decision in the Grindle matter and potential appeal of or other challenge to that decision), and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Important Factors That May Affect Future Operating Results” beginning on page 21 of this Quarterly Report on Form 10-Q.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

From 1997 to 2003 our revenues grew at an annual compounded growth rate of approximately 40%.  This was achieved by implementing our three-part growth strategy of new product development, strategic partnerships and acquisitions.  This strategy has provided us with strong organic growth in good economic times and in tough economic times, such as we experienced in 2002 and 2003, it has provided us with strong acquisition growth.  For 2004 we expect revenue growth without further acquisitions to be below our historic levels. Our revenue grew approximately 7% for the first half of 2004 compared to the same period in 2003.  During 2003 and for the first half of 2004, although we continued with new product development and strategic partnerships which did contribute to revenues, our revenue growth was primarily attributable to acquisitions we made in 2002, 2003 and the first six months of 2004.  Our recent acquisition activity history is listed in Note 3 to our unaudited consolidated financial statements.

With the acquisitions of Union Biometrica in May 2001, Genomic Solutions in October 2002, GeneMachines in March 2003 and BioRobotics in September 2003, an increasing portion of our revenues is the result of sales of relatively high-priced products, considered to be capital equipment.  Approximately 40% of our revenues for the year ended December 31, 2003 and 33% and 32%, respectively, of our revenues for the three and six months ended June 30, 2004 was derived from capital equipment products.  The capital equipment market is very seasonal compared to our traditional catalog business and as such, we believe we have experienced, and we believe we will continue to experience, substantial fluctuations in our quarterly revenues.  Delays in purchase orders, receipt, manufacture or shipment of products or receivables collection of these relatively high-priced products have lead to substantial variability in our revenues, operating results and working capital requirements from quarter-to-quarter as evidenced in our first and second quarter 2004 results.

Additionally, the cyclical buying pattern of the capital equipment purchasing market could mask or exaggerate the economic trends underlying the market for our capital equipment product lines.  Specifically, a decline in any quarter that is typically a quarter that we would expect to contribute less than one-quarter of projected revenue for the year, could be misinterpreted if the decline is instead attributable to a negative trend in the market and/or in the demand for our products as evidenced in our results for the first and second quarters of 2004.  Conversely, an increase in any quarter that is typically a quarter which we would expect to contribute less than one-quarter of projected revenue for the year, could be misinterpreted as a favorable trend in the market and/or in the demand for our products.  This could have a material adverse effect on our operations.

In general, we believe that we have seen, particularly in the last half of 2003 and in the first half of 2004, a strengthening in the economy.  However, we do believe that the economy is still uncertain, with the outlook for the proteomics market looking particularly uncertain.  While we are optimistic that we can return to solid organic growth in addition to growth from acquisitions, we are unable to determine if the strength we saw in the second half of 2003 and first half of 2004 as a trend that is likely to continue, or even as a trend.  Additionally, we expect that the 2004 revenues we will achieve in the genomics, proteomics and high-throughput screening product lines will be lower than that achieved in 2003, not just due to an uncertain economy, but also we believe due to the lack of focus devoted to these product lines in the first half of 2004.  We are continuing to monitor both the market, as well as our internal resources, as we pursue our goal of maintaining and/or improving the operating metrics of the Company, and accordingly during the second quarter of 2004, we implemented an action plan, including a restructuring plan at our Genomic Solutions subsidiary, which we believe will enable us to bring our genomics, proteomics and high-throughput screening product lines back in line with our goal of solid operating metrics and profitability across all product lines and operations.  The costs associated with this action plan had an adverse impact on second quarter 2004 earnings results and will have an adverse impact in the second half of 2004 as well.

Generally, management evaluates the financial performance of its operations before the effects of stock compensation expense and before the effects of purchase accounting related to our acquisitions.  Our goal is to develop and sell products that profitably accelerate drug discovery and as such we monitor the operating metrics of the Company and when appropriate effect organizational changes to leverage infrastructure and distribution channels. These changes may be effected as a result of various events, including acquisitions, weakened economy, soft market conditions and personnel changes.  In the table below, we provide an overview of the selected operating metrics commonly reviewed by our management.

During 2003 we entered into a $20 million credit facility with Brown Brothers Harriman & Co, under which we have currently drawn down approximately $18.1 million.  We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will continue to be in compliance with under current operating plans.  The credit facility also contains limitations on our ability to incur additional indebtedness.  Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million.  We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations.  In order to continue the acquisition portion of our three part growth strategy we will need to raise more capital, either by incurring additional debt, issuing equity or a combination.  Currently, we are prohibited from accessing the public equity markets due to an outstanding amendment to a Current Report on Form 8-K in connection with a previous acquisition.  In addition, we are not currently eligible to use Form S-3 to effect a registration of our equity as a result of this delinquent filing.  We are in the process of seeking to complete this outstanding filing and anticipate that we will become current with our required filings under Form 8-K.  Once we become current with our SEC filings, we will immediately be eligible to register equity and will be eligible to use Form S-3 twelve months after the initial due date of the outstanding Form 8-K amendment.  However, until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms.

Selected Operating Metrics

(in thousands, unaudited)

	Three months ended June 30,				Six months ended June 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue

Total Revenues	$22,460		$22,353		$44,625		$41,826

Cost of Product Revenues	11,163	49.7%	10,935	48.9%	22,707	50.9%	20,570	49.2%

Sales and Marketing Expense	4,275	19.0%	3,893	17.4%	8,573	19.2%	7,494	17.9%

Research and Development Expense	1,747	7.8%	1,666	7.5%	3,416	7.7%	3,086	7.4%

General and Administrative Expense	3,542	15.8%	2,877	12.9%	7,063	15.8%	5,701	13.6%

Revenues.  We generate revenues by selling instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is a function of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog.  We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed.  Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 25% of our revenues for the year ended December 31, 2003 and approximately 20% and 22% for the three and six months ended June 30, 2004, respectively.  We do not currently have the capability to accept purchase orders through our website.

Products typically in the $5,000 -$15,000 price range are primarily sold under brand names of distributors including GE Healthcare.  They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units.  We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses.  For the year ended December 31, 2003 approximately 45% of our revenues were derived from sales to distributors.  For both the three and six months ended June 30, 2004, approximately 52% of our revenues were derived from sales to distributors.

For our higher priced products, generally those priced over $25,000 and deemed capital equipment, we have direct sales organizations which consist of sales and marketing personnel, customer support, technical support and field application service support.  These organizations have been structured to attend to the specific needs associated with the promotion and support of higher priced capital equipment customers.  The combined expertise of both our sales and technical support staff provide a balanced skill set when promoting the relevant products at seminars, on-site demonstrations and exhibitions which are done routinely.  The expertise of our field service personnel provides complete post-sale customer support for instrument specific service, repair and maintenance, and applications support.  For the year ended December 31, 2003, approximately 30% of our revenues were derived from sales by our direct sales force.  For the three and six months ended June 30, 2004, approximately 28% and 25%, respectively, of our revenues were derived from sales by our direct sales force.

For the year ended December 31, 2003, approximately 91% of our revenues were derived from products we manufacture or from collaboration and research grant projects.  The remaining 9% of our revenues for the year ended December 31, 2003 were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.  For the three and six months ended June 30, 2004, approximately 92% of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 8% of our revenues for the three and six months ended June 30, 2004, were derived from complementary products we distribute. For the year ended December 31, 2003 and the three and six months ended June 30, 2004, approximately 50%, 42% and 45%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare (formerly Amersham Biosciences), the distributor for our spectrophotometers, plate readers and 1-D gel electrophoresis products. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end users.

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

General and administrative expense.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human relations functions. Other costs include restructuring costs, facility costs, professional fees for legal and accounting services, investor relations, insurances and provision for doubtful accounts.

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

Stock compensation expense.  Stock compensation expense resulting from stock option grants to our employees represents the difference between the fair market value and the exercise price of the stock options on the grant date for those options considered fixed awards.  Stock compensation is amortized as a charge to operations over the vesting period of the options using the graded method.

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

Valuation of long-lived and intangible assets and goodwill.  In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of identifiable intangibles with finite lives and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant changes in who our competitors are and what they do; significant changes in our relationship with GE Healthcare (formerly Amersham Biosciences); significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

If we were to determine that the value of long-lived assets and identifiable intangible assets with finite lives was not recoverable based on the existence of one or more of the aforementioned factors, then the recoverability of those assets to be held and used would be measured by a comparison of the carrying amount of those assets to undiscounted future net cash flows before tax effects expected to be generated by those assets. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

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

Management judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  We have established a valuation allowance attributable to certain acquisition-related temporary differences as we believe that a portion of the deferred tax assets at June 30, 2004 will not meet the “more likely than not” standard for realization in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing previous estimates of future taxable income and comparing them to current estimates, and when appropriate, by reviewing possible tax planning strategies that would prevent the loss of the recoverability of any portion of the deferred tax asset that may occur due to expiration.

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

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

Revenues.  Revenues increased $0.1 million, or less than 1%, to $22.5 million in the second quarter of 2004 from $22.4 million in the second quarter of 2003.  Revenues for the second quarter of 2004 would have been approximately $21.8 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2003 exchange rates, a decrease of 2% over the second quarter of 2003. The favorable foreign exchange effect for the most recent quarter is due primarily to the strengthening of the British pound sterling and the Euro against the U.S. dollar.

Cost of product revenues.  Cost of product revenues increased $0.2 million or 2%, to $11.2 million in the second quarter of 2004 from $10.9 million in the second quarter of 2003.  As a percentage of product revenues, cost of product revenues for the second quarter of 2004 was 51% compared to 49% for the same period in 2003.  For the second quarter of 2004, approximately $124,000 of the cost of product sales was related to fair value adjustments of inventory and backlog acquired from BioRobotics and Hoefer for products which were sold in the second quarter of 2004.  For the second quarter of 2003, approximately $205,000 of the cost of product sales was related to fair value adjustments of inventory and backlog acquired from Genomic Solutions, BTX and GeneMachines for products which were sold in the second quarter of 2003.  For the second quarter of 2004 and 2003, excluding fair value adjustments related to acquisitions of $124,000 and $205,000, respectively, in cost of product sales, gross margin as a percent of total revenues was 51% and 52%, respectively.  Gross margin percentages will fluctuate depending upon both the mix of product sold and the mix of customers.

General and administrative expense.  General and administrative expense increased $0.7 million, or 23%, to $3.5 million in the second quarter of 2004 compared to $2.9 million for the same period in 2003.  Approximately $0.2 million is due to restructuring costs at our Genomic Solutions subsidiary and approximately $0.5 million is attributable to acquisitions made since the second quarter of 2003 and additional costs for Sarbanes-Oxley compliance.  As a percentage of revenues, general and administrative expense for the quarter ended June 30, 2004 and 2003 was approximately 16% and 13%, respectively.  This increase in percentage is primarily due to the increased general and administrative expense associated with the acquisitions made by Genomic Solutions with no corresponding increase in its revenues.

Sales and marketing expense.  Sales and marketing expense increased $0.4 million, or 10%, to $4.3 million in the second quarter of 2004 from $3.9 million in the second quarter of 2003 due primarily to acquisitions made since June 30, 2003.  As a percentage of revenues, sales and marketing expense was 19% in the second quarter of 2004 compared to 17% for the same period in 2003. This increase in percentage is primarily due to the increased general and administrative expense associated with the acquisitions made by Genomic Solutions with no corresponding increase in its revenues

Research and development expense.  Research and development spending, which includes expenses related to research revenues, remained flat at $1.7 million for the second quarter of both 2004 and 2003.  As a percentage of revenues, research and development for the second quarter of 2004 and 2003 was 8% and 7%, respectively.

Stock compensation expense.  In the second quarter of 2004 we recorded approximately $37,000 of stock compensation expense compared to $134,000 for the second quarter of 2003. For the second quarter of 2004, this expense is related to options granted prior to our initial public offering and to options granted to certain employees of Warner Instruments and Genomic Solutions whose vesting was accelerated pursuant to separation agreements entered into as part of the restructuring of operations at Warner Instruments and Genomic Solutions.  For the second quarter of 2003, this expense is related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica in connection with the acquisition of Union Biometrica.  Stock compensation expense has decreased as the Company uses the graded method, which results in decreasing compensation expense from the date of the stock option grant until the vesting dates.  We will recognize approximately $3,000 of stock compensation expense over the remaining vesting life of the options granted prior to our initial public offering.

Amortization of intangible assets.  Amortization of intangibles was $1.1 million in the second quarter of 2004 compared to $0.7 million for the same period in 2003.  This increase is directly attributed to acquisitions made in 2003 and during the first half of 2004.

Other income (expense), net.  Other expense, net for the second quarter of 2004 of $191,000 included approximately $147,000 net interest expense compared to net interest expense of $53,000 for the same period in 2003.  The increase in net interest expense is due to cash and interest-bearing debt being increasingly used to fund acquisitions since 2003.  Other expense, net for the second quarter of 2004 also included a $26,000 foreign exchange loss compared to a $143,000 loss for the same period last year.  Other than debt that is treated as a long-term investment, these exchange losses are primarily related to debt between our subsidiaries. Other expense for the three months ended June 30, 2003 included approximately $815,000 in charges related to the settlement of an arbitration award in favor of the former shareholders of our Union Biometrica subsidiary.

Income taxes.  The Company’s effective income tax rates were 28.4% for the second quarter of 2004 and 31.9% for the second quarter of 2003.  The decrease in the effective income tax rate is principally due to the Company earning operating losses in jurisdictions that have greater effective income tax rates, principally the United States, and earning operating income in foreign jurisdictions with lower effective income tax rates.

Six months ended June 30, 2004 compared to six months ended June 30, 2003:

Revenues.  Revenues increased $2.8 million, or 7%, to $44.6 million in the first six months of 2004 from $41.8 million in the first six months of 2003.  This increase is primarily due to the effects of acquisitions made since June 30, 2003. Revenues for the six months ending June 30, 2004 would have been approximately $43.0 million if our sales denominated in foreign currencies were translated into U.S. dollars using 2003 exchange rates, an increase of 3% over the first six months of 2003. The favorable foreign exchange effect for the six months ending June 30, 2004 is due primarily to the strengthening of the British pound sterling and the Euro against the U.S. dollar.

Cost of product revenues.  Cost of product revenues increased $2.1 million or 10%, to $22.7 million for the six months ended June 30, 2004 from $20.6 million for the same period in 2003.  As a percentage of product revenues, cost of product revenues for the six months ended June 30, 2004 was 52% compared to 50% for the same period in 2003.  For the six months ended June 30, 2004, approximately $426,000 of the cost of product sales was related to fair value adjustments of inventory and backlog acquired from BioRobotics, Hoefer and KD Scientific for products which were sold in the first half of 2004.  For the six months ended June 30, 2003, approximately $538,000 of the cost of product sales was related to fair value adjustments of inventory and backlog acquired from Genomic Solutions, BTX and GeneMachines for products which were sold in the first half of 2003.  For the six months ended June 30, 2004 and 2003, excluding fair value adjustments related to acquisitions of $426,000 and $538,000, respectively, in cost of product sales, gross margin as a percent of total revenues was 50% and 52%, respectively.  While gross margin percentages will fluctuate depending upon both the mix of product sold and the mix of customers the decrease in gross margin in the first half this year compared to the first half last year is largely due to a 10% gross margin drop at Genomic Solutions in the six months ended June 30, 2004. This gross margin percent drop was due to lower sales and production volumes and a higher percentage of revenues through distributors.

General and administrative expense.  General and administrative expense increased $1.4 million, or 24%, to $7.1 million in the first six months of 2004 compared to $5.7 million for the same period in 2003.  Approximately $0.5 million is due to restructuring costs at our Biochrom, Genomic Solutions and Warner Instruments subsidiaries and approximately $0.9 million is attributable to acquisitions made in 2003 and 2004 and additional costs for Sarbanes-Oxley compliance.  As a percentage of revenues, general and administrative expense for the six months ended June 30, 2004 and 2003 was approximately 16% and 14%, respectively. This increase in percentage is primarily due to the increased general and administrative expense associated with the acquisitions made by Genomic Solutions with no corresponding increase in its revenues.

Sales and marketing expense.  Sales and marketing expense increased $1.1 million, or 14%, to $8.6 million in the six months ended June 30, 2004 from $7.5 million in the six months ended June 30, 2003 due primarily to acquisitions made in 2003 and 2004.  As a percentage of revenues, sales and marketing expense was 19% in the first six months of 2004 compared to 18% for the same period in 2003. This increase in percentage is primarily due to the increased general and administrative expense associated with the acquisitions made by Genomic Solutions with no corresponding increase in its revenues.

Research and development expense.  Research and development spending, which includes expenses related to research revenues, was $3.4 million in the first six months of 2004 compared to $3.1 million for the same period in 2003.  This increase is primarily due to acquisitions made since June 30, 2003.  As a percentage of revenues, research and development was 8% and 7% for the six months ended June 30, 2004 and 2003 respectively.

Stock compensation expense.  In the six months ended June 30, 2004 we recorded approximately $83,000 of stock compensation expense compared to $281,000 for the same period in 2003. For the first six months of 2004, this expense is related to options granted prior to our initial public offering and to options granted to certain employees of Warner Instruments and Genomic Solutions whose vesting was accelerated pursuant to separation agreements entered into as part of the restructuring of operations at Warner Instruments and Genomic Solutions.  For the first six months of 2003, this expense is related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica in connection with the acquisition of Union Biometrica.  Stock compensation expense has decreased as the Company uses the graded method, which results in decreasing compensation expense from the date of the stock option grant until the vesting dates.  We will recognize approximately $3,000 of stock compensation expense over the remaining vesting life of the options granted prior to our initial public offering.

Amortization of intangible assets.  Amortization of intangibles was $2.0 million in the six months ended June 30, 2004 compared to $1.4 million for the same period in 2003.  This increase is directly attributed to acquisitions made in 2003 and during the first half of 2004.

Other income (expense), net.  Other expense, net for the six months ended June 30, 2004 of $506,000 included approximately $272,000 net interest expense compared to net interest expense of $26,000 for the same period in 2003.  This increase in net interest expense is due to cash and interest-bearing debt being increasingly used to fund acquisitions since 2003.  Other expense, net for the six months ended June 30, 2004 also included a $169,000 foreign exchange loss compared to a $30,000 loss for the same period last year.  These exchange gains and losses are primarily related to debt between our subsidiaries which is not treated as a long term investment.  Other expense for the six months ended June 30, 2003 included approximately $815,000 in charges related to the settlement of an arbitration award in favor of the former shareholders of our Union Biometrica subsidiary.

Income taxes.  The Company’s effective income tax rates were 6.8% for the six months ended June 30, 2004 and 37.2% for the six months ended June 30, 2003.  The decrease in the effective income tax rate is principally due to the Company earning operating losses in jurisdictions that have greater effective income tax rates, principally the United States, and earning operating income in foreign jurisdictions with lower effective income tax rates.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures. As of June 30, 2004, we had cash and cash equivalents of $10.5 million which represents an increase of approximately $2.3 million from December 31, 2003. In connection with our March 2004 acquisition of KD Scientific, we borrowed an additional $6.65 million under the credit facility.  During the quarter ended June 30, 2004, $1.25 million of cash was used to pay down our credit facility.  As of June 30, 2004 we have approximately $18.1 million outstanding thereunder.

     Our operating activities generated cash of $5.0 million in the six months ended June 30, 2004 compared to $1.1 million for the same period in 2003.  For all periods presented, operating cash flows were primarily due to operating results, including the full-year effect of acquisitions prior to non-cash charges, partially offset by working capital requirements.

Our investing activities used cash of $8.1 million in the first six months of 2004 compared to $13.2 million for the same period in 2003 primarily for funding acquisitions which are more fully described in Note 3 to our unaudited consolidated financial statements.

 Our financing activities have historically consisted of borrowings under a revolving credit facility, long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering.  Financing activities provided cash of $5.5 million during the first six months of 2004 compared to $5.6 million during the first six months of 2003.  In the six months ended June 30, 2004, we borrowed an additional $6.95 million under the $20 million credit facility with Brown Brothers Harriman & Co. to fund the acquisition of KD Scientific and working capital requirements and we repaid $1.25 million during the second quarter of 2004. In the first six months of 2003, we entered into a $6.0 million bridge loan with Brown Brothers Harriman & Co. in anticipation of closing the $20 million credit facility.  The bridge loan was repaid in full with the proceeds of the $20 million credit facility which we entered into in November 2003.

Overview of Cash Flows for the six months ended June 30,
(in thousands, unaudited)

	2004	2003
Cash flows from operations:
Net Income	$247	$1,521
Adjust non-cash items	3,404	2,766
Changes in assets and liabilities	1,354	(3,205)
Cash provided by operations	5,005	1,082

Investing activities:
Acquisition of businesses	(6,776)	(12,674)
Other Investing activities	(1,361)	(517)
Cash used by investing activities	(8,137)	(13,191)

Financing activities:
Cash provided by debt, net	4,956	5,493
Other financing activities	539	67
Cash provided by financing activities	5,495	5,560

Exchange effect on cash	(71)	422

Increase (decrease) in cash and cash equivalents	$2,292	$(6,127)

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for at least 12 months.  However, we may use substantial amounts of capital to accelerate product development or expand our sales and marketing activities. We may need to raise additional capital in order to make significant acquisitions.  Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities.  Currently, we are prohibited from accessing the public equity markets due to an outstanding amendment to a Current Report on Form 8-K in connection with a previous acquisition.  In addition, we are not currently eligible to use Form S-3 to affect a registration of our equity as a result of this delinquent filing.  We are in the process of seeking to complete this outstanding filing and anticipate that we will become current with our required filings under Form 8-K.  Once we become current with our SEC filings, we will immediately become eligible to register equity and will be eligible to use Form S-3 twelve months after the initial due date of the outstanding Form 8-K amendment.  However, until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms.  In addition, our credit facility with Brown Brothers Harriman contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million. Accordingly, there can be no assurance that we will be successful in raising additional capital on favorable terms or at all.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the first six months of 2004 and 2003 the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth.  For the three and six months ending June 30, 2004, there was a $0.5 million loss and  $0.4 million gain, respectively, associated with the translation of foreign equity into U.S. dollars and approximately $1.5 million and $1.3 million gain for the three and six months ending June 30, 2003. In addition, the currency fluctuations resulted in approximately $26,000 and 169,000 in foreign currency loss for the three and six months ended June 30, 2004 and $143,000 and  $30,000 in foreign currency loss for the three and six months ended June 30, 2003, respectively. These exchange gains and losses are primarily related to debt between our subsidiaries which is not treated as a long term investment.

Historically, we have not hedged our foreign currency position. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. However, as our sales expand internationally, we evaluate our currency risks and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

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

    In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued.  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003, however all of the Company’s pension plans covered by this Statement are outside of the United States.  The Company adopted certain interim disclosure requirements of SFAS No. 132 (revised) as of January 1, 2004.  See Note 10 to the unaudited consolidated financial statements.  The Company will be required to adopt the remaining disclosure requirements of this Statement as of December 31, 2004.

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

We have experienced and may continue to experience reduced demand for our products as a result of the uncertainty in the general economic environment in which we and our customers operate. We cannot project the extent of the impact of the economic environment specific to our industry. If economic conditions worsen or if a wider economic slowdown occurs, we may experience a material adverse effect on our business, operating results, and financial condition.

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

Prior to our acquisition, Genomic Solutions incurred net losses of $4.0 million for the six months ended June 30, 2002, $26.1 million for the year ended December 31, 2001, $8.9 million for the year ended December 31, 2000 and $11.1 million for the year ended December 31, 1999. As of June 30, 2002, Genomic Solutions had an accumulated deficit of $72.0 million. In September 2001, Genomic Solutions instituted a restructuring plan designed to reduce its operating expenses. In July 2002, Genomic Solutions announced a further restructuring of its operations. However, even with these restructurings, Genomic Solutions needs to generate significant revenues to achieve and maintain profitability.

Genomic Solutions’ revenue growth depends on many factors, many of which are beyond its control, including factors discussed in this risk factors section. Additionally, Genomic Solutions may not sustain revenue growth, as evidenced in the first half of 2004 due to difficulties in integrating its acquisitions of GeneMachines and BioRobotics which resulted in a further restructuring in June 2004. Even if Genomic Solutions does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis.

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

We have historically amortized goodwill purchased in our acquisitions on a straight-line basis ranging from five to 15 years. Upon the adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives from acquisitions after June 30, 2001 and existing goodwill and intangible assets with indefinite lives from acquisitions prior to July 1, 2001 that remain as of December 31, 2001 are no longer amortized, but instead are evaluated annually to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable, or more frequently, if events or circumstances indicate there may be an impairment. If it is determined in the future that a portion of our goodwill and intangible assets with indefinite lives is impaired, we will be required to write off that portion according to the methods defined by SFAS 142 of the asset which could have an adverse effect on net income for the period in which the write off occurs. At June 30, 2004, we had goodwill and intangible assets with indefinite lives of $38.9 million, or 29% of our total assets.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 42% and 45%, respectively, of total revenues for the three and six months ended June 30, 2004. We anticipate that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•                                          changes in foreign currency exchange rates, which resulted in a foreign currency loss of approximately $26,000 and $169,000 for the three and six months ended June 30, 2004 and a decrease in foreign equity of approximately $506,000 for the three months ended June 30, 2004 and an increase of foreign equity of approximately $442,000 for the six months ended June 30, 2004.

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

For the three and six months ended June 30, 2004, approximately 38% and 41%, respectively, of our business was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Additional costs for complying with recent changes in Securities and Exchange Commission, Nasdaq Stock Market and accounting rules could adversely affect our profits.

Recent changes in the Securities and Exchange Commission and Nasdaq rules including the Sarbanes Oxley Act of 2002, as well as changes in accounting rules, will cause us to incur significant additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner.  These additional costs may be significant enough to cause our growth targets to be reduced, and consequently, our financial position and results of operations may be negatively impacted.

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

Our success will depend on the expansion of our operations both through organic growth and acquisitions. Effective growth management will place increased demands on management, operational and financial resources and expertise. To manage growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. Failure to manage this growth effectively could impair our ability to generate revenue or could cause our expenses to increase more rapidly than revenue, resulting in operating losses or reduced profitability as evidenced in our first half of 2004 results.

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

If we raise additional funds through the sale of equity or convertible debt or equity-linked securities, existing percentages of ownership in our common stock will be reduced. In addition, these transactions may dilute the value of our outstanding common stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable. We may be unable to raise additional funds on acceptable terms or at all. In addition, our credit facility with Brown Brothers Harriman contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million.  Currently, we are prohibited from accessing the public equity markets due to an outstanding amendment to a Current Report on Form 8-K in connection with a previous acquisition.  In addition, we are not currently eligible to use Form S-3 to effect a registration of our equity as a result of this delinquent filing.  We are in the process of seeking to complete this outstanding filing and anticipate that we will become current with our required filings under Form 8-K.  Once we become current with our SEC filings, we will immediately be eligible to register equity and will be eligible to use Form S-3 twelve months after the initial due date of the outstanding Form 8-K amendment.  However, until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms. If future financing is not available or is not available on acceptable terms, we may have to curtail operations or change our business strategy.

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

If GE Healthcare , (formerly Amersham Biosciences), terminates its distribution agreements with us or fails to perform its obligations under the distribution agreements, it could impair the marketing and distribution efforts for some of our products and result in lost revenues.

General Electric recently acquired Amersham plc, the parent of Amersham Biosciences.  In connection with the acquisition, Amersham Biosciences was renamed GE Healthcare (“GE”).  While GE has indicated its intention to continue Amersham’s presence in the life science market, and we believe our relationship with GE is good, we cannot guarantee that the distribution agreements will be renewed, that GE will aggressively market our products in the future or that GE will continue the partnership.

For the three and six months ended June 30, 2004, approximately 16% and 18%, respectively, of our revenues were generated through two distribution agreements with GE.  The first distribution agreement was renegotiated in August 2001. Under this agreement, GE acts as the primary marketing and distribution channel for the majority of the products of our Biochrom subsidiary and, as a result, we are restricted from allowing another person or entity to distribute, market and sell the majority of the products of our Biochrom subsidiary into the life sciences market. We are also restricted from making or promoting sales of the majority of the products of our Biochrom subsidiary to any person or entity other than GE or its authorized sub-distributors. We have little or no control over GE’s marketing and sales activities or the use of its resources. GE may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by GE to perform these activities could materially adversely affect our business and growth prospects during the term of this agreement. In addition, our inability to maintain our arrangement with GE for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue. Our agreement with GE may be terminated with 30 days notice under certain circumstances. This agreement has an initial term of three years, commencing August 1, 2001, after which it will automatically renew for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms by either party upon 18 months prior written notice.

The second distribution agreement, between Hoefer, Inc., our subsidiary, and GE was entered into in November 2003 in connection with our acquisition of certain assets of Amersham Biosciences, including the Hoefer name. The agreement provides that Hoefer will be the exclusive supplier of 1-D gel electrophoresis products to GE.  Hoefer also has the right to develop, manufacture and market 2-D gel electrophoresis products, which would be offered to GE for sale under the GE brand name. Hoefer has the right to sell any of its products, under the Hoefer brand name or any other non-GE brand name, through other distribution channels, both direct and indirect. The initial term of the agreement is five years with an automatic five year renewal period. GE may terminate the agreement during the renewal period if they decide to cease all activities in 1-D gel electrophoresis or if Hoefer fails to deliver new 1-D gel electrophoresis products.

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

A significant portion of the sales cycle for our products is lengthy and we may spend significant time on sales opportunities with no assurance of success.

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

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including:

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

As of June 30, 2004, we had $18.1 million in long term debt for amounts drawn against our revolving credit facility.  A 10% change in interest rates, from the June 30, 2004 rate of 4% to 4.4%, would change the annual interest expense on this long term debt by approximately $72,000. Effective July 1, 2004, the interest rate on this credit facility increased to 4.25%, coinciding with a change in the prime lending rate.

Item 4.    Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We intend to continue to review and document our disclosure controls and procedures, and our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On November 12, 2002, the Board of Directors authorized the Company to repurchase up to $5 million worth of shares of its outstanding common stock.  To date, the Company has not made any purchases of its common stock.

Item 3.  Defaults Upon Senior Securities –None.

Item 4.  Submission of Matters to a Vote of Security Holders  –None.

Item 5.  Other Information –None.

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

(b)           Reports on Form 8-K

1.                                       Form 8-K filed May 6, 2004 – furnishing the press release of Harvard Bioscience issued on May 5, 2004, announcing its financial results for the quarter ended March 31, 2004.

2.                                       Form 8-K/A filed May 17, 2004 – amending Form 8-K, dated March 3, 2004, to file the audited financial statements of KD Scientific and pro forma financial information required by Item 7 of Form 8-K.

3.                                       Form 8-K filed July 30, 2004 – furnishing the press release of Harvard Bioscience issued on July 29, 2004, announcing its financial results for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

	By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

	By:	/s/ Susan Luscinski
Susan Luscinski
Chief Financial Officer
Date: August 9, 2004