Form 10-Q
period 2004-09-30
HARVARD BIOSCIENCE INC
filed 2004-11-09
CIK 1123494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-31923

HARVARD BIOSCIENCE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	(508) 893-8999	04-3306140
(State or Other Jurisdiction of	(Registrant’s telephone	(IRS Employer Identification No.)
Incorporation or Organization)	number, including area code)

	84 October Hill Road, Holliston, MA	01746
	(Address of Principal Executive Offices)	(Zip Code)

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

At November 1, 2004 there were 30,347,426 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

 For the Quarter Ended September 30, 2004

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 6. Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,593	$8,223
Accounts receivable, net of reserve for uncollectible accounts of $532 and $417 at September 30, 2004 and December 31, 2003, respectively	16,918	19,075
Inventories (note 7)	24,815	24,679
Deferred income tax asset	500	500
Other receivables and other current assets	3,438	3,301
Total current assets	57,264	55,778

Property, plant and equipment, net	6,709	6,746
Deferred income tax asset	352	400
Amortizable intangible assets, net	27,864	28,212
Goodwill and other indefinite lived intangible assets (notes 4 and 5)	41,477	36,341
Other assets	843	952
Total assets	$134,509	$128,429

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$21	$398
Accounts payable	5,032	6,457
Deferred revenue	2,412	2,080
Accrued income taxes payable	344	1,218
Accrued expenses	4,684	4,984
Other current liabilities	848	459
Total current liabilities	13,341	15,596

Long-term debt, less current installments	17,724	12,787
Deferred income tax liability	1,123	207
Other liabilities	971	961
Total liabilities	$33,159	$29,551

Commitments and contingencies (note 12)

Stockholders’ equity:
Common stock, par value $.01 per share, 80,000,000 shares authorized; 35,004,208 and 34,793,469 shares issued and 30,343,424 and 30,132,685 shares outstanding at September 30, 2004 and December 31, 2003, respectively	$350	$348
Additional paid-in-capital	173,290	172,448
Accumulated deficit	(77,387)	(78,591)
Accumulated other comprehensive income	5,765	5,341
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	101,350	98,878
Total liabilities and stockholders’ equity	$134,509	$128,429

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

 (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Product revenues	$23,018	$20,902	$67,009	$62,227
Research revenues	205	206	840	707
Total revenues	23,223	21,108	67,849	62,934

Costs and expenses:
Cost of product revenues (1)	11,822	10,685	34,588	31,308
General and administrative expense (1)	3,446	2,723	10,519	8,641
Sales and marketing expense (1)	3,835	3,815	12,421	11,320
Research and development expense (1)	1,898	1,615	5,315	4,701
Amortization of intangible assets (note 5)	544	578	2,556	1,931

Operating income	1,678	1,692	2,450	5,033

Other income (expense):
Foreign currency gain (loss)	39	291	(129)	261
Interest expense	(199)	(74)	(577)	(198)
Interest income	28	12	134	110
Amortization of deferred financing costs	(27)	—	(80)	—
Other	4	20	(10)	(844)

Other income (expense), net	(155)	249	(662)	(671)

Income before income taxes	1,523	1,941	1,788	4,362
Income tax expense	566	955	584	1,855

Net income	$957	$986	$1,204	$2,507

Income per share (note 6):
Basic	$0.03	$0.03	$0.04	$0.08
Diluted	$0.03	$0.03	$0.04	$0.08

Weighted average common shares:
Basic	30,313	29,941	30,240	29,912
Diluted	30,831	30,948	31,187	30,513

(1) Includes stock compensation expense as follows:

Cost of product revenues	$4	$14	$63	$67
General and administrative expense	30	103	40	319
Sales and marketing expense	13	4	26	16
Research and development expense	4	—	5	—
Total	$51	$121	$134	$402

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$1,204	$2,507
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	134	402
Depreciation	1,878	1,629
Amortization of catalog costs	105	278
Loss on sale of fixed assets	58	—
Amortization of intangible assets	2,556	1,931
Amortization of deferred financing costs	80	—
Deferred income taxes	47	(516)
Changes in operating assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	2,634	(566)
(Increase) decrease in inventories	370	(1,553)
(Increase) decrease in other receivables and other current assets	(269)	138
Decrease in other assets	105	836
Decrease in trade accounts payable	(1,578)	(394)
Increase (decrease) in accrued income taxes payable	(872)	591
Increase (decrease) in accrued expenses and other current liabilities	711	(3,367)
Increase (decrease) in deferred revenue	284	(974)
Increase in other liabilities	5	203
Net cash provided by operating activities	7,452	1,145

Cash flows from investing activities:
Additions to property, plant and equipment	(1,955)	(985)
Additions to catalog costs	(369)	(15)
Proceeds from sales of fixed assets	13	—
Acquisition of businesses, net of cash acquired	(6,974)	(14,681)
Net cash used in investing activities	(9,285)	(15,681)

Cash flows from financing activities:
Repayment of notes receivable from officers	—	1,021
Proceeds from short-term debt	—	6,000
Net proceeds from long-term debt	6,950	—
Repayments of long-term debt	(2,399)	(685)
Net proceeds from issuance of common stock	708	104
Net cash provided by financing activities	5,259	6,440

Effect of exchange rate changes on cash	(56)	360

Increase (decrease) in cash and cash equivalents	3,370	(7,736)
Cash and cash equivalents at the beginning of period	8,223	15,313
Cash and cash equivalents at the end of period	$11,593	$7,577

Supplemental disclosures of cash flow information:
Cash paid for interest	$545	$198
Cash paid for income taxes	$1,435	$1,711

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (“the Company”) as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of management, all adjustments, which include normal recurring adjustments, necessary to present a fair statement of financial position as of September 30, 2004, results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain reclassifications to prior year balances have been made to conform to current year presentations.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC.

2.   Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company was required to adopt certain provisions of FIN 46R as of December 31, 2003 and the remaining provisions as of March 31, 2004.  The adoption of this Interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2003, Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued.  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003, however as all of the Company’s pension plans covered by this Statement are outside of the United States the provisions of SFAS No. 132 are not applicable until 2004.  The Company adopted the applicable interim disclosure requirements of SFAS No. 132 (revised) as of January 1, 2004.  See Note 11 to the unaudited consolidated financial statements.  The Company will be required to adopt the remaining disclosure requirements of this Statement as of December 31, 2004.

3.   Stock Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123  and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans.  If the Company had elected to recognize compensation cost for all of the plans based upon fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$957	$986	$1,204	$2,507
Add: stock-based employee compensation expense included in reported net income, net of tax	51	120	132	394
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,429)	(1,013)	(3,623)	(2,776)
Pro forma net income (loss)	$(421)	$93	$(2,287)	$125

Net income (loss) per share
Basic – as reported	$0.03	$0.03	$0.04	$0.08
Basic - pro forma	$(0.02)	$0.00	$(0.08)	$0.00
Diluted - as reported	$0.03	$0.03	$0.04	$0.08
Diluted – pro forma	$(0.02)	$0.00	$(0.08)	$0.00

The fair value of each option grant for the Company’s stock option plans is estimated on the date of the grant using the Black-Scholes valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of the Company’s stock options and may not be representative of the future effects on reported net income or the future stock price of the Company.

4.   Acquisitions

KD Scientific

On March 3, 2004, the Company acquired all issued and outstanding shares of KD Scientific, Inc. (“KDS”) for approximately $6.8 million (including acquisition costs of approximately $0.2 million).  KDS designs, manufactures and sells a range of quality fluidics equipment used in research laboratories worldwide.  The acquisition compliments our core fluidics products with the addition of the recognized KD Scientific brand and complementary technology.  Currently, KDS sells primarily through major scientific products distributors.  Goodwill recognized in connection with the acquisition, represents excess of purchase price over net tangible and intangible assets assumed and can be attributed to, among other factors, expected future strategic synergies and the potential for new customers.  The acquisition was funded by proceeds from the Company’s $20 million credit facility with Brown Brothers Harriman.  The results of operations of KD Scientific have been included in the consolidated financial statements of the Company from the date of acquisition.

During the third quarter of 2004, with the assistance of an external valuation company, management finalized the purchase price allocation for the KDS acquisition.  As a result of the final purchase price allocation, as compared to the preliminary allocation, the fair value of the customer relationships decreased by approximately $1.7 million and the recognition of a deferred tax liability (approximately $0.9 million) offset by increases in the fair value of existing technology of $0.2 million and goodwill and other indefinite lived intangibles (trade name) increased by approximately $2.4 million.  The change is the result of adjustments to the original purchase price allocation recorded as of March 31, 2004, which was based on management’s preliminary estimates of the fair market value assigned to both tangible and intangible assets.  This final purchase price allocation had an  impact of decreasing amortization expense during the third quarter of 2004 by approximately $0.3 million.

The final aggregate purchase price of this acquisition was allocated to tangible and intangible assets acquired based on their fair values as follows:

September 30, 2004
(unaudited, in thousands)	KD Scientific

Tangible assets	$456
Liabilities assumed	(999)
Net tangible liabilities assumed	(543)
Goodwill and intangible assets:
Existing technology	500
Distribution agreements / customer relations	3,100
Goodwill	2,875
Other indefinite lived intangibles (trade name)	900
Total goodwill and intangible assets	7,375
Cash paid for acquisition	$6,832

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands, except per share data)	2004	2003	2004	2003
Pro forma revenues	$23,223	$21,926	$68,250	$65,441
Pro forma net income	$957	$1,127	$1,222	$2,953

Pro forma net income per share:
Basic	$0.03	$0.04	$0.04	$0.10
Diluted	$0.03	$0.04	$0.04	$0.10

Pro forma weighted average common shares:
Basic	30,313	29,941	30,240	29,912
Diluted	30,831	30,948	31,187	30,513

5.   Goodwill and Other Intangible Assets

On January 1, 2002, the Company fully adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to annual impairment reviews, or more frequently, if events or circumstances indicate there may be an impairment.

Intangible assets consist of the following:

	September 30, 2004	December 31, 2003	Weighted
(unaudited, in thousands)	Gross Carrying Value	Gross Carrying Value	Average Life (a)
Amortizable intangible assets:
Existing technology	$29,063	$30,981	8.2 years
Tradename	1,705	1,704	11.0 years
Distribution agreement/customer relationships	4,753	621	8.5 years
Patents	9	9	11.6 years
Accumulated amortization	(7,666)	(5,103)
Total amortizable intangible assets, net	$27,864	$28,212
Unamortizable intangible assets:
Goodwill and other indefinite lived intangible assets	$41,477	$36,341
Total intangible assets, net	$69,341	$64,553

(a) Weighted average life is as of September 30, 2004

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

Balance at December 31, 2003	$36,341

Goodwill acquired during the year	3,775

Adjustment to purchase price of prior year acquisitions	1,237

Effect of change in foreign currencies	124

Balance at September 30, 2004	$41,477

Final Purchase Price Allocations

During the third quarter of 2004, with the assistance of external valuation companies, management finalized the purchase price allocations for the BioRobotics, Hoefer and KD Scientific acquisitions.

BioRobotics

As a result of the final purchase price allocation, as compared to the preliminary allocation, the fair value of existing technology decreased by approximately $0.4 million and increased goodwill increased by approximately $0.1 million.  Additionally, the final purchase price was reduced by approximately $0.3 million, which was the net effect of a reduction in the amounts owed to the seller partially offset by an increase in acquisition costs.  The change is the result of adjustments to the original purchase price allocation recorded as of December 31, 2003, which was based on management’s preliminary estimates of the fair market value assigned to both tangible and intangible assets.  This final purchase price allocation had an impact of decreasing amortization expense during the third quarter of 2004 by approximately $0.1 million.   The final aggregate purchase price of this acquisition was allocated to tangible and intangible assets acquired based on their fair values as follows:

September 30, 2004
(unaudited, in thousands)	BioRobotics

Tangible assets	$2,505
Liabilities assumed	(701)
Net assets assumed	1,804
Goodwill and intangible assets:
Existing technology	1,082
Goodwill	436
Total goodwill and intangible assets	1,518
Cash paid for acquisition	$3,322

Hoefer

As a result of the final purchase price allocation, as compared to the preliminary allocation, the fair value of the distribution agreement increased by approximately $1.0 million, the fair value of goodwill increased by approximately $1.2 million offset by a decrease of $2.2 million in the fair market value of existing technology.  The change is the result of adjustments to the original purchase price allocation recorded as of December 31, 2003, which was based on management’s preliminary estimates of the fair market value assigned to both tangible and intangible assets.  This final purchase price allocation had an impact of decreasing amortization expense during the third quarter of 2004 by approximately $0.1 million.  The final aggregate purchase price of this acquisition was allocated to tangible and intangible assets acquired based on their fair values as follows:

September 30, 2004
(unaudited, in thousands)	Hoefer

Tangible assets	$2,418
Liabilities assumed	(136)
Net assets assumed	2,282
Goodwill and intangible assets:
Existing technology	314
Distribution agreements / customer relationships	1,653
Goodwill	1,136
Total goodwill and intangible assets	3,103
Cash paid for acquisition	$5,385

KD Scientific

As a result of the final purchase price allocation, as compared to the preliminary allocation the fair value of the customer relationships decreased by approximately $1.7 million and the recognition of a deferred tax liability (approximately $0.9 million) offset by increases in the fair value of existing technology of $0.2 million and goodwill and other indefinite lived intangibles (trade name) increased by approximately $2.4 million.  The change is the result of adjustments to the original purchase price allocation recorded as of March 31, 2004, which was based on management’s preliminary estimates of the fair market value assigned to both tangible and intangible assets.  This final purchase price allocation had an impact of decreasing amortization expense during the third quarter of 2004 by approximately $0.3 million.  The final aggregate purchase price of this acquisition, was allocated to tangible and intangible assets acquired based on their fair values as follows:

September 30, 2004
(unaudited, in thousands)	KD Scientific

Tangible assets	$456
Liabilities assumed	(999)
Net tangible liabilities assumed	(543)
Goodwill and intangible assets:
Existing technology	500
Distribution agreements / customer relations	3,100
Goodwill	2,875
Other indefinite lived intangibles (trade name)	900
Total goodwill and intangible assets	7,375
Cash paid for acquisition	$6,832

Intangible asset amortization expense for the three and nine months ended September 30, 2004 was approximately $0.5 million and $2.5 million, respectively, compared to $0.6 million and $1.9 million, respectively, for the same periods in 2003. Amortization expense of existing amortizable intangible assets is estimated to be $3.5 million for the year ending December 31, 2004, $3.6 million for the years ended December 31, 2005, 2006, and 2007 and $3.5 million for the year ended December 31, 2008.

6.   Income Per Share

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period.  The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2004	2003	2004	2003

Basic	30,313	29,941	30,240	29,912
Effect of assumed conversion of employee stock options	518	1,007	947	601
Diluted	30,831	30,948	31,187	30,513

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2.3 million and 1.1 million shares of common stock for the three months ended September 30, 2004 and 2003, and approximately 2.1 million and 1.1 million shares of common stock, for the nine months ended September 30, 2004 and 2003, respectively, as their effects would have been anti-dilutive.

7.   Inventories

Inventories consist of the following:

(unaudited, in thousands)	September 30, 2004	December 31, 2003
Finished goods	$8,129	$8,160
Work in process	3,494	4,327
Raw materials	13,192	12,192
	$24,815	$24,679

8.   Warranty

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

(unaudited, in thousands)	Beginning Balance	Payments and Other Changes	Additions(a)	Ending Balance

Year ended December 31, 2003	$658	(462)	750	$946

Nine months ended September 30, 2004	$946	(508)	331	$769

(a) Includes additions of acquired companies

9.   Restructuring

During the first nine months of 2004, the Company recorded restructuring charges of $0.6 million related to restructuring activities at Genomic Solutions (approximately $0.5 million) and Biochrom (approximately $0.1 million), due to the closure of facilities and realignment of our business strategy.  These restructuring charges were classified as a component of general and administrative expenses.  A rollforward of the restructuring activity is as follows:

	Severance (a)	Facility (b)	Other (c)	Total

December 31, 2003 balance	$—	$—	$—	$—
2004 restructuring charges	462	45	89	596
2004 cash payments	(329)	(45)	(69)	(443)
2004 non-cash charges	(67)	—	(11)	(78)
September 30, 2004 balance	$66	$—	$9	$75

(a) Amount represents severance and termination costs for 40 terminated employees .

(b) Amount represents lease payments and other facility closure costs on exited operations.

(c) Amount represents legal costs and professional fees associated with a facility closure.

10.  Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, as of September 30, 2004 and December 31, 2003, consists of cumulative foreign currency translation adjustments of $6.2 million and $5.8 million, respectively, and a minimum additional pension liability of $0.5 million and $0.5 million, respectively.  The components of total comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2004	2003	2004	2003
Net income	$957	$986	$1,204	$2,507
Other comprehensive income (loss)	(18)	60	424	1,323
Comprehensive income	$939	$1,046	$1,628	$3,830

Other comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 consists of foreign currency translation adjustments.

11.  Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees.  The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$99	$85	$298	$257
Interest cost	153	123	462	369
Expected return on plan assets	(167)	(136)	(503)	(409)
Net amortization loss	31	35	93	105
Net periodic benefit cost	$116	$107	$350	$322

For the three and nine months ended September 30, 2004, the Company has contributed approximately $111,000 and $351,000, respectively, to the defined benefit pension plans.

12.  Legal Proceedings

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

 In addition, from time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business.  Except as disclosed above, we are not currently a party to any such claims or proceedings, which, if decided adversely against us, would either individually or in the aggregate have material adverse effect on our business, financial condition or results of operations.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  We review these provisions at least quarterly and adjust these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and any other information and events pertaining to a particular case.  We do not reduce legal or contractual liabilities for possible recoveries from insurance companies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are principally, but not exclusively, contained in “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management’s confidence or expectations, our business strategy, our positioning for revenue and other growth, our ability to successfully implement an action plan for our genomics, proteomics and high throughput screening product lines and achieve the expected return to profitability for these product lines, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products through our established brands and distribution channels, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates), our plans and intentions regarding the distribution of our catalog and supplements to our catalog, our expectations regarding future costs of product revenues, the market demand and opportunity for our products, our beliefs regarding our position in comparison to our competitors, our estimates regarding our capital requirements, the timing of future product introductions, or the ability of our patent strategy to protect our current and future products, our expectations in connection with current litigation (including inferences about the finality of the arbitrator’s decision in the Grindle matter and potential appeal of or other challenge to that decision), and our plans, objectives, expectations and intentions that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in detail under the heading “Cautionary Factors” beginning on page 26  of this Quarterly Report on Form 10-Q.  You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

From 1997 to 2003 our revenues grew at an annual compounded growth rate of approximately 40%.  This was achieved by implementing our three-part growth strategy of new product development, strategic partnerships and acquisitions.  This strategy has provided us with strong organic growth in good economic times, and in tough economic times, such as we experienced in 2002 and 2003 it has provided us with strong acquisition growth.  For 2004, we expect revenue growth without further acquisitions to be below our historic levels. Our revenue grew approximately 8% for the first nine months of 2004 compared to the same period in 2003.  During 2003 and for the nine months ended September 30, 2004, although we continued with new product development and strategic partnerships which did contribute to revenues, our revenue growth was primarily attributable to acquisitions we made in 2002, 2003 and the first nine months of 2004.

With the acquisitions of Union Biometrica in May 2001, Genomic Solutions in October 2002, GeneMachines in March 2003 and BioRobotics in September 2003, an increasing portion of our revenues is the result of sales of relatively high-priced products, considered to be capital equipment.  Approximately 40% of our revenues for the year ended December 31, 2003 and 30% and 32%, respectively, of our revenues for the three and nine months ended September 30, 2004 was derived from capital equipment products.  The capital equipment market has a tendency to be volatile and is much more seasonal compared to our traditional catalog business and as such, we believe we have experienced, and we believe we will continue to experience, substantial fluctuations in our quarterly revenues.  Reduced demand, delays in purchase orders, receipt, manufacture or shipment of products or receivables collection of these relatively high-priced products have lead to substantial variability in our revenues, operating results and working capital requirements from quarter to quarter.

Additionally, the cyclical buying pattern of the capital equipment purchasing market could mask or exaggerate the economic trends underlying the market for our capital equipment product lines.  Specifically, a decline in any quarter that is typically a quarter that we would expect to contribute less than one-quarter of projected revenue for the year, could be misinterpreted if the decline is instead attributable to a negative trend in the market and/or in the demand for our products as evidenced in our results for the first, second and third quarters of 2004.  Conversely, an increase in capital equipment purchasing in any quarter that is typically a quarter which we would expect to contribute less than one-quarter of projected revenue for the year, could be misinterpreted as a favorable trend in the market and/or in the demand for our products.

In general, we believe that we have seen, particularly in the last half of 2003 and in the first nine months of 2004, a strengthening in the economy.  However, we do believe that the economy is still uncertain, with the outlook for the proteomics market looking particularly uncertain.  While we are optimistic that we can return to solid organic growth in addition to growth from acquisitions, we are unable to determine if the growth in the areas we have seen are a trend that is likely to continue, or are even a trend.  Additionally, we expect that the 2004 revenues we will achieve in the genomics, proteomics and high-throughput screening product lines will be lower than that achieved in 2003, not just due to an uncertain economy, but also we believe due to the lack of focus devoted to these product lines in the first half of 2004.  We are continuing to monitor both the market, as well as our internal resources, as we pursue our goal of maintaining and/or improving the operating metrics of the Company, and accordingly during the second quarter of 2004, we implemented an action plan, including a restructuring plan at our Genomic Solutions subsidiary, which we believe will enable us to bring our genomics, proteomics and high-throughput screening product lines back in line with our goal of solid operating metrics and profitability across all product lines and operations.  The costs associated with this action plan had an adverse impact on third quarter and year to date 2004 earnings results.

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

During 2003 we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we have currently drawn down approximately $17.7 million.  We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will continue to be in compliance with under current operating plans.  The credit facility also contains limitations on our ability to incur additional indebtedness.  Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million.  We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations.  In order to continue the acquisition portion of our three part growth strategy we will need to raise more capital, either by incurring additional debt, issuing equity or a combination.  Currently, we are prohibited from accessing the public equity markets due to an outstanding amendment to a Current Report on Form 8-K in connection with a previous acquisition.  In addition, we are not currently eligible to use Form S-3 to effect a registration of our equity as a result of this delinquent filing.  We are in the process of seeking to complete this outstanding filing and anticipate that we will become current with our required filings under Form 8-K.  Once we become current with our SEC filings, we will immediately be eligible to register debt or equity and will be eligible to use Form S-3 twelve months after the initial due date of the outstanding Form 8-K amendment.  However, until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms.

Selected Operating Metrics

(in thousands, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
Total revenues	$23,223		$21,108		$67,849		$62,934
Cost of product revenues	11,822	50.9%	10,685	50.6%	34,588	51.0%	31,308	49.7%
Sales and marketing expense	3,835	16.5%	3,815	18.1%	12,421	18.3%	11,320	18.0%
Research and development expense	1,898	8.2%	1,615	7.7%	5,315	7.8%	4,701	7.5%
General and administrative expense	3,446	14.8%	2,723	12.9%	10,519	15.5%	8,641	13.7%

Revenues.  We generate revenues by selling instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is a function of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog.  We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed.  Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 25% of our revenues for the year ended December 31, 2003 and approximately 21% and 22% for the three and nine months ended September 30, 2004, respectively.  We do not currently have the capability to accept purchase orders through our website.

Products sold under brand names of distributors including GE Healthcare (formerly Amersham Biosciences), are typically priced in the range of $5,000 -$15,000.  They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units.  We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses.  For the year ended December 31, 2003 approximately 45% of our revenues were derived from sales to distributors.  For the three and nine months ended September 30, 2004, approximately 54% and 53%, respectively, of our revenues were derived from sales to distributors.

For our higher priced products, which are typically priced over $25,000 and deemed capital equipment, we have direct sales organizations which consist of sales and marketing personnel, customer support, technical support and field application service support.  These organizations have been structured to attend to the specific needs associated with the promotion and support of higher priced capital equipment customers.  The combined expertise of both our sales and technical support staff provide a balanced skill set when promoting the relevant products at seminars, on-site demonstrations and exhibitions which are done routinely.  The expertise of our field service personnel provides complete post-sale customer support for instrument specific service, repair and maintenance, and applications support.  For the year ended December 31, 2003, approximately 30% of our revenues were derived from sales by our direct sales force.  For both the three and nine months ended September 30, 2004, approximately 25% of our revenues were derived from sales by our direct sales force.

For the year ended December 31, 2003, approximately 91% of our revenues were derived from products we manufacture or from collaboration and research grant projects.  The remaining 9% of our revenues for the year ended December 31, 2003 were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.  For the three and nine months ended September 30, 2004, approximately 92% of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 8% of our revenues for the three and nine months ended September 30, 2004, were derived from complementary products we distribute. For the year ended December 31, 2003 and the three and nine months ended September 30, 2004, approximately 50%, 47% and 46%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare (formerly Amersham Biosciences), the distributor for our spectrophotometers, plate readers and 1-D gel electrophoresis products. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end users.

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

Stock compensation expense.  Stock compensation expense resulting from stock option grants to our employees represents the difference between the fair market value and the exercise price of the stock options on the grant date for those options considered fixed awards.  Stock compensation is amortized as a charge to operations using an accelerated vesting method in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” which results in decreasing compensation expense from the date of the stock option grant until the vesting dates.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003:

Revenues.  Revenues increased $2.1 million or 10%, to $23.2 million in the third quarter of 2004 from $21.1 million in the third quarter of 2003.  The increase in revenues for the third quarter of 2004 was primarily due to the acquisitions of Hoefer and KD Scientific (approximately $3.3 million) and a positive impact from sales denominated in foreign currencies (approximately $1.0 million) offset in part by a decrease in sales at Genomic Solutions (approximately $2.0 million). The favorable foreign exchange effect for the most recent quarter is due primarily to the strengthening of the British pound sterling and the Euro against the U.S. dollar.

Cost of product revenues.  Cost of product revenues increased $1.1 million or 11%, to $11.8 million in the third quarter of 2004 from $10.7 million in the third quarter of 2003.  The increase in the cost of product revenues was primarily due to the factors which contributed to the growth in revenues.  As a percentage of total revenues, cost of product revenues was 51% for both the third quarters of 2004 and 2003.  For the third quarter of 2004, approximately $0.2 million of the increase in cost of product for both revenues was related to fair value adjustments to inventory which were based on final purchase price allocations completed during the quarter for our acquisitions of BioRobotics, Hoefer and KD Scientific.  For the third quarter of 2003, approximately $0.1 million of the cost of product revenues was related to fair value adjustments of inventory and backlog acquired from Genomic Solutions, BTX, GeneMachines and BioRobotics for products which were sold in the third quarter of 2003.

General and administrative expense.  General and administrative expense increased $0.7 million, or 27%, to $3.4 million in the third quarter of 2004 compared to $2.7 million for the same period in 2003.  The increase is primarily attributable to additional costs for Sarbanes-Oxley compliance (approximately $0.3 million) and acquisitions made since the third quarter of 2003 (approximately $0.3 million).

Sales and marketing expense.  Sales and marketing expense was $3.8 million for the quarter ended September 30, 2004 relatively unchanged from the same period in 2003.  The unchanged marketing and selling expense was the net effect of increased marketing and selling expense from the acquisitions made since the third quarter of 2003 (approximately $0.2 million) partially offset by marketing and selling expense reductions at Genomic Solutions due to the closing of the Japanese sales office in early 2004 (approximately $0.3 million).

Research and development expense.  Research and development spending, which includes expenses related to research revenues, increased $0.3 million to $1.9 million in the third quarter of 2004 compared to $1.6 million in the third quarter of 2003.  The increase in research and development expenses was primarily due to the acquisition of Hoefer (approximately $0.2 million).

Stock compensation expense.  In the third quarter of 2004 we recorded approximately $51,000 of stock compensation expense compared to $121,000 for the third quarter of 2003. For the third quarter of 2004, this expense is primarily related to options granted to certain employees of Genomic Solutions whose vesting was accelerated pursuant to separation agreements entered into as part of the restructuring of operations at Genomic Solutions and to options granted prior to our initial public offering.  For the third quarter of 2003, this expense is related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica in connection with the acquisition of Union Biometrica.  Stock compensation expense has decreased because the Company uses an accelerated vesting method in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” which results in decreasing compensation expense from the date of the stock option grant until the vesting dates.  During the third quarter of 2004, we recognized the remaining stock compensation expense on the options granted prior to our initial public offering.

Amortization of intangible assets.  Amortization of intangibles was $0.5 million in the third quarter of 2004 compared to $0.6 million for the same period in 2003.  The decrease is related to adjustments to amortization expense based on the final purchase price allocations completed during the quarter for our recent acquisitions of BioRobotics, Hoefer and KD Scientific of approximately $0.5 million offset by an increase in amortization expense for these same acquisitions which all occurred since the third quarter of 2003.

Other income (expense), net.  Other expense, net, for the third quarter of 2004 of $155,000 included approximately $171,000 net interest expense compared to net interest expense of $62,000 for the same period in 2003.  The increase in net interest expense is due to cash and interest-bearing debt being increasingly used to fund acquisitions since 2003.  Other expense, net, for the third quarter of 2004 also included a $39,000 foreign exchange gain compared to a $291,000 gain for the same period last year.  These exchange gains are primarily the result of currency fluctuations on net payables and receivables between our subsidiaries.

Income taxes.  The Company’s effective income tax rates were 37.0% for the third quarter of 2004 and 49.2% for the third quarter of 2003.  The decrease in the effective income tax rate is principally due to the Company incurring a lesser amount of nondeductible expenses in the United States and recording greater operating losses in jurisdictions that have greater effective income tax rates, principally the United States, and earning operating income in foreign jurisdictions with lower effective income tax rates.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

Revenues.  Revenues increased $4.9 million, or 8%, to $67.8 million for the nine months ended September 30, 2004 from $62.9 million in the same period of 2003.  The increase in revenues was primarily due to the acquisitions of Hoefer and KD Scientific (approximately $8.9 million) and a positive impact from sales denominated in foreign currencies (approximately $3.1 million) a majority of which was at Biochrom offset in part by a decrease in sales at Genomic Solutions (approximately $5.0 million) and sales at Biochrom (approximately $2.0 million) primarily due to decreased sales to GE Healthcare. The favorable foreign exchange effect for the nine months ending September 30, 2004 is due primarily to the strengthening of the British pound sterling and the Euro against the U.S. dollar.

Cost of product revenues.  Cost of product revenues increased $3.3 million or 11%, to $34.6 million for the nine months ended September 30, 2004 from $31.3 million for the same period in 2003. The increase in the cost of product revenues was primarily due to the factors which contributed to the growth in revenues.   As a percentage of product revenues, cost of product revenues for the nine months ended September 30, 2004 was 51% compared to 50% for the same period in 2003.  For the nine months ended September 30, 2004, approximately $0.6 million of the cost of product revenues was related to fair value adjustments of inventory and backlog acquired from BioRobotics, Hoefer and KD Scientific for products which were sold in the nine months ended September 30, 2004.  For the nine months ended September 30, 2003, approximately $0.7 million of the cost of product revenues was related to fair value adjustments of inventory and backlog acquired from Genomic Solutions, BTX and GeneMachines for products which were sold in the nine months ended September 30, 2003.  The decrease in gross margin in the first nine months of 2004 compared to the same period in 2003 is largely due to a gross margin drop at Genomic Solutions in the nine months ended September 30, 2004. This gross margin percent drop was due to lower revenues and production volumes.

General and administrative expense.  General and administrative expense increased $1.9 million, or 22%, to $10.5 million in the nine months ended September 30, 2004 compared to $8.6 million for the same period in 2003.  Approximately $0.6 million of the increase is due to restructuring costs at our Biochrom, Genomic Solutions and Warner Instruments subsidiaries (see “Restructuring” below) and the remaining increase is attributable to acquisitions made in 2003 and 2004 and additional costs for Sarbanes-Oxley compliance (approximately $0.5 million).

Sales and marketing expense.  Sales and marketing expense increased $1.1 million, or 10%, to $12.4 million for the nine months ended September 30, 2004 from $11.3 million for the nine months ended September 30, 2003 due primarily to a general increase in spending on sales and marketing initiatives and acquisitions made in 2003 and 2004 partially offset by the closing of the Japanese sales office (approximately $0.8 million).

Research and development expense.  Research and development spending, which includes expenses related to research revenues, was $5.3 million in the nine months ended September 30, 2004 compared to $4.7 million for the same period in 2003.  This increase is primarily due to acquisitions made since September 30, 2003.

Stock compensation expense.  In the nine months ended September 30, 2004 we recorded approximately $134,000 of stock compensation expense compared to $402,000 for the same period in 2003. For the nine months ended September 30,  2004, this expense is related to options granted prior to our initial public offering and to options granted to certain employees of Warner Instruments and Genomic Solutions whose vesting was accelerated pursuant to separation agreements entered into as part of the restructuring of operations at Warner Instruments and Genomic Solutions.  For the nine months ended September 30, 2003, this expense is related to options granted prior to our initial public offering and to options issued in exchange for the outstanding options of Union Biometrica in connection with the acquisition of Union Biometrica.  Stock compensation expense has decreased because the Company uses an accelerated vesting method in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” which results in decreasing compensation expense from the date of the stock option grant until the vesting dates.  During the third quarter of 2004, we have recognized the remaining stock compensation expense of the options granted prior to our initial public offering.

Amortization of intangible assets.  Amortization of intangibles was $2.6 million in the nine months ended September 30, 2004 compared to $1.9 million for the same period in 2003.  This increase is directly attributed to acquisitions made in 2003 and during the first nine months of 2004 offset by the final purchase price allocation adjustments made in the third quarter of 2004 for our recent acquisitions of BioRobotics, Hoefer and KD Scientific of approximately $0.5 million.

Other income (expense), net.  Other expense, net, for the nine months ended September 30, 2004 of $662,000 included approximately $443,000 net interest expense compared to net interest expense of $88,000 for the same period in 2003.  This increase in net interest expense is due to cash and interest-bearing debt being increasingly used to fund acquisitions since 2003.  Other expense, net, for the nine months ended September 30, 2004 also included a $129,000 foreign exchange loss compared to a $261,000 gain for the same period last year.  These exchange gains and losses are primarily the result of currency fluctuations on net payables and receivables between our subsidiaries.  Other expense for the nine months ended September 30, 2003 included approximately $790,000 in charges related to the settlement of an arbitration award in favor of the former shareholders of our Union Biometrica subsidiary.

Income taxes.  The Company’s effective income tax rates were 32.7% for the nine months ended September 30, 2004 and 42.5% for the nine months ended September 30, 2003.  The decrease in the effective income tax rate is principally due to the Company incurring a lesser amount of nondeductible expenses in the United States while incurring operating losses in jurisdictions that have greater higher effective income tax rates, principally the United States, and earning operating income in foreign jurisdictions with lower effective income tax rates.

Restructuring

During the first nine months of 2004, the Company recorded restructuring charges of $0.6 million related to restructuring activities at Genomic Solutions (approximately $0.5 million) and Biochrom (approximately $0.1 million), due to the closure of facilities and realignment of our business strategy.  These restructuring charges were classified as a component of general and administrative expenses.  A rollforward of the restructuring activity is as follows:

	Severance (a)	Facility (b)	Other (c)	Total

December 31, 2003 balance	$—	$—	$—	$—
2004 restructuring charges	462	45	89	596
2004 cash payments	(329)	(45)	(69)	(443)
2004 non-cash charges	(67)	—	(11)	(78)
September 30, 2004 balance	$66	$—	$9	$75

(a) Amount represents severance and termination costs for 40 terminated employees .

(b) Amount represents lease payments and other facility closure costs on exited operations.

(c) Amount represents legal costs and professional expenses associated with a facility closure.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures. As of September 30, 2004, we had cash and cash equivalents of $11.6 million which represents an increase of approximately $3.4 million from December 31, 2003 primarily driven by positive operating cash flow. In connection with our March 2004 acquisition of KD Scientific, we borrowed an additional $6.65 million under our $20 million credit facility with Brown Brothers Harriman.  During the quarter ended September 30, 2004, $0.4 million of cash was used to pay down our credit facility.  As of September 30, 2004, we had approximately $17.7 million outstanding thereunder.

Overview of Cash Flows for the nine months ended September 30,

(in thousands, unaudited)

	2004	2003
Cash flows from operations:
Net Income	$1,204	$2,507
Adjust non-cash items	4,858	3,724
Changes in assets and liabilities	1,390	(5,086)
Cash provided by operations	7,452	1,145

Investing activities:
Acquisition of businesses	(6,974)	(14,681)
Other Investing activities	(2,311)	(1,000)
Cash used by investing activities	(9,285)	(15,681)

Financing activities:
Cash provided by debt, net	4,551	6,336
Other financing activities	708	104
Cash provided by financing activities	5,259	6,440

Exchange effect on cash	(56)	360

Increase (decrease) in cash and cash equivalents	$3,370	$(7,736)

     Our operating activities generated cash of $7.5 million for the nine months ended September 30, 2004 compared to $1.1 million for the same period in 2003.  For all periods presented, operating cash flows were primarily due to operating results, including the full-year effect of acquisitions prior to non-cash charges.

Our investing activities used cash of $9.3 million in the first nine months of 2004 compared to $15.7 million for the same period in 2003 primarily for funding acquisitions which are more fully described in Note 4 to our unaudited consolidated financial statements.

Our financing activities have historically consisted of borrowings under a revolving credit facility, long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering.  Financing activities provided cash of $5.3 million during the first nine months of 2004 compared to $6.4 million during the first nine months of 2003.  In the nine months ended September 30, 2004, we borrowed an additional $6.95 million under the $20 million credit facility with Brown Brothers Harriman & Co. to fund the acquisition of KD Scientific and working capital requirements and we repaid $1.65 million. During the first nine months of 2003, we entered into a $6.0 million bridge loan with Brown Brothers Harriman & Co. in anticipation of closing the $20 million credit facility.  The bridge loan was repaid in full with the proceeds of the $20 million credit facility which we entered into in November 2003.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the first nine months of 2004 and 2003, the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth.  For the nine months ending September 30, 2004, there was a $0.4 million gain associated with the translation of foreign equity into U.S. dollars and approximately $1.3 million gain for the nine months ending September 30, 2003. In addition, the currency fluctuations resulted in approximately $39,000 in foreign currency gain and $129,000 in foreign currency loss for the three and nine months ended September 30, 2004, respectively, and $291,000 and $261,000 in foreign currency gain for the three and nine months ended September 30, 2003, respectively. These exchange gains and losses are primarily the result of currency fluctuations on net payables and receivables between our subsidiaries.

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

•                  revenue recognition;

•                  inventory;

•                  valuation of identifiable intangible assets and in-process research and development in business combinations;

•                  valuation of long-lived and intangible assets and goodwill; and

•                  accounting for income taxes

Revenue recognition. The Company recognizes revenue of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectibility of the sales price is reasonably assured.  Sales of some of our products include provisions to provide additional services such as installation and training.  The Company evaluates all sales with multiple deliverables, including our collaboration agreements, to determine if more than one unit of accounting exists, in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Revenue for each unit of accounting is recorded once all applicable revenue recognition criteria have been met.  The Company accounts for shipping and handling fees and costs in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires all amounts charged to customers for shipping and handling to be classified as revenues. The costs related to shipping and handling are classified as cost of product revenues. Warranties and product returns are estimated and accrued for at the time sales are recorded. The Company has no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts.  The Company provides for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience. While product returns and warranty costs have historically not been significant, they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.

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

Valuation of identifiable intangible assets in business combinations.  Identifiable intangible assets consist primarily of trademarks and acquired technology.  Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values.  Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates.  The value assigned to trademarks was determined by estimating the royalty income that would be negotiated at an arm’s-length transaction if the asset were licensed from a third party.  A discount factor, ranging from 20% to 40%, which represents both the business and financial risks of such investments, was used to determine the present value of the future streams of income attributable to trademarks.  The specific approach used to value trademarks was the Relief from Royalty (“RFR”) method.  The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset.  The royalty savings are then calculated by multiplying a royalty rate times a determined royalty base, i.e., the applicable level of future revenues.  In determining an appropriate royalty rate, a sample of guideline, arm’s length royalty and licensing agreements are analyzed.  In determining the royalty base, forecasts are used based on management’s judgments of expected conditions and expected courses of actions.  The value assigned to acquired technology was determined by using a discounted cash flow model which measures what a buyer would be willing to pay currently for the future cash stream potential of existing technology.  The specific method used to value the technologies involved estimating future cash flows to be derived as a direct result of those technologies, and discounting those future streams to their present value.  The discount factors used, ranging from 20% to 40%, reflects the business and financial risks of an investment in technologies.  Forecasts of future cash flows are based on managements’ judgment of expected conditions and expected courses of action.

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

Management judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  We have established a valuation allowance attributable to certain acquisition-related temporary differences as we believe that a portion of the deferred tax assets at September 30, 2004 will not meet the “more likely than not” standard for realization in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing previous estimates of future taxable income and comparing them to current estimates, and when appropriate, by reviewing possible tax planning strategies that would prevent the loss of the recoverability of any portion of the deferred tax asset that may occur due to expiration.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company was required to adopt certain provisions of FIN 46R as of December 31, 2003 and the remaining provisions as of March 31, 2004.  The adoption of this Interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

 In December 2003, Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued.  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003, however as all of the Company’s pension plans covered by this Statement are outside of the United States the provisions of SFAS No. 132 or not applicable until 2004.  The Company adopted the applicable interim disclosure requirements of SFAS No. 132 (revised) as of January 1, 2004.  See Note 11 to the unaudited consolidated financial statements.  The Company will be required to adopt the remaining disclosure requirements of this Statement as of December 31, 2004.

Cautionary Factors

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

We have experienced and may continue to experience reduced demand for our products as a result of the uncertainty in the general economic environment in which we and our customers operate. We cannot project the extent of the impact of the economic environment specific to our industry. If economic conditions worsen or if an economic slowdown occurs, we may experience a material adverse effect on our business, operating results, and financial condition.

Our quarterly revenues will likely be affected by various factors, including the timing of capital equipment purchases by customers and the seasonal nature of purchasing in Europe.

Our quarterly revenues will likely be affected by various factors, including the volatility and seasonal timing of capital equipment purchases by customers and the volatile and seasonal nature of purchasing in Europe. Our revenues may vary from quarter to quarter due to a number of factors, including the seasonal nature of the capital equipment market, the timing of catalog mailings and new product introductions, future acquisitions and our substantial sales to European customers, who in summer months often defer purchases.  With the acquisitions of Union Biometrica in May 2001, Genomic Solutions in October 2002, GeneMachines in March 2003 and BioRobotics in September 2003, an increasing portion of our revenues are the result of sales of relatively high-priced products, considered to be capital equipment.  The capital equipment market is very volatile and seasonal and as such, we will experience substantial fluctuations in our quarterly revenues.  Additionally, reduced demand, delays in purchase orders, receipt, manufacture, shipment or receivables collection of these relatively high-priced products could lead to substantial variability in revenues, operating results and working capital requirements from quarter-to-quarter, which could adversely affect our stock price. In particular, delays or reduction in purchase orders from the pharmaceutical and biotechnology industries could have a material adverse effect on us.

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

Genomic Solutions’ revenue growth depends on many factors, many of which are beyond its control, including factors discussed in this risk factors section. Additionally, Genomic Solutions may not sustain revenue growth, as evidenced through the first nine months of 2004, due to difficulties in integrating its acquisitions of GeneMachines and BioRobotics which resulted in a further restructuring in June 2004. Even if Genomic Solutions does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis.

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

We have historically amortized goodwill purchased in our acquisitions on a straight-line basis ranging from five to 15 years. Upon the adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives from acquisitions after June 30, 2001 and existing goodwill and intangible assets with indefinite lives from acquisitions prior to July 1, 2001 that remain as of December 31, 2001 are no longer amortized, but instead are evaluated annually to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable, or more frequently, if events or circumstances indicate there may be an impairment. If it is determined in the future that a portion of our goodwill and intangible assets with indefinite lives is impaired, we will be required to write off that portion according to the methods defined by SFAS No. 142 of the asset which could have an adverse effect on net income for the period in which the write off occurs. At September 30 2004, we had goodwill and intangible assets with indefinite lives of $41.5 million, or 30% of our total assets.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 47% and 46%, respectively, of total revenues for the three and nine months ended September 30, 2004. We anticipate that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•                  changes in foreign currency exchange rates, which resulted in a foreign currency gain of approximately $39,000 and a foreign currency loss of approximately $129,000 for the three and nine months ended September 30, 2004 and a decrease in foreign equity of approximately $18,000 for the three months ended September 30, 2004 and an increase of foreign equity of approximately $424,000 for the nine months ended September 30, 2004.

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

For the three and nine months ended September 30, 2004, approximately 44% and 42%, respectively, of our business was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Failure to complete all aspects of our assessment of internal controls over financial reporting required by the Sarbanes-Oxley Act of 2002 may result in a decrease in our stock price.

In addition to our responsibilities with respect to an evaluation of our disclosure controls and procedures, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, are in the process of performing the assessments required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission (collectively, the “Section 404 requirements”). We will be required to include a report on management’s assessment of the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10¬K for the year ending December 31, 2004. Our independent registered public accounting firm will also be required to attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. While we have been and continue to devote significant resources to prepare for the Section 404 requirements, much work remains to be completed and we cannot assure you that our management will be able to complete all aspects of its assessment by the December 31, 2004 deadline or that our independent auditor will be able to complete all aspects of the testing necessary to attest to management’s assessment. Further, since testing of key controls is still in process we cannot assure you that, once completed, management’s assessment and the auditor’s attestation will not report any material weaknesses or significant deficiencies in our internal controls over financial reporting.

Additional costs for complying with recent changes in Securities and Exchange Commission, Nasdaq Stock Market and accounting rules could adversely affect our profits.

Recent changes in the Securities and Exchange Commission and Nasdaq rules including the Sarbanes-Oxley Act of 2002, as well as changes in accounting rules, will cause us to incur significant additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner.  These additional costs, which we believe could exceed $1 million during 2004, may be significant enough to cause our growth targets to be reduced, and consequently, our financial position and results of operations may be negatively impacted.

With new rules, including the Sarbanes-Oxley Act of 2002, we may have difficulty in retaining or attracting officers, directors for the board and various sub-committees thereof.

The recent changes in SEC and Nasdaq rules, including those resulting from the Sarbanes-Oxley Act of 2002, may result in us being unable to attract and retain the necessary officers, board directors and members of board-committees thereof, to effectively manage.  The perceived increased personal risk associated with these recent changes, may deter qualified individuals from wanting to participate in these roles.

We may have difficulty obtaining adequate directors’ and officers’ insurance and the cost for coverage may significantly increase.

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

Our success will depend on the expansion of our operations both through organic growth and acquisitions. Effective growth management will place increased demands on management, operational and financial resources and expertise. To manage growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. Failure to manage this growth effectively could impair our ability to generate revenue or could cause our expenses to increase more rapidly than revenue, resulting in operating losses or reduced profitability as evidenced in our first nine months of 2004 results.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, Chane Graziano, the President, David Green, the Chief Operating Officer, Susan Luscinski, the Chief Financial Officer, Bryce Chicoyne or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. We maintain key person life insurance on Messrs. Graziano and Green. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel in the technology area is intense, and we operate in several geographic locations where labor markets are particularly competitive, including Boston, Massachusetts and London and Cambridge, England, and where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

Many of our current and potential customers are from the pharmaceutical and biotechnology industries and are subject to risks faced by those industries

We derive a substantial portion of our revenues from pharmaceutical and biotechnology companies. We expect that pharmaceutical and biotechnology companies will continue to be one of our major sources of revenues for the foreseeable future. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as pricing pressures as third-party payers continue challenging the pricing of medical products and services, government regulation, ongoing consolidation and uncertainty of technological change, and to reductions and delays in research and development expenditures by companies in these industries.  In particular, several proposals are being contemplated by lawmakers in the United States to extend the Federal Medicare program to include reimbursement for prescription drugs. Many of these proposals involve negotiating decreases in prescription drug prices or imposing price controls on prescription drugs. If appropriate reimbursement cannot be obtained, it could result in customers purchasing fewer products from us as they reduce their research and development expenditures.

In particular, the biotechnology industry has been faced with declining market capitalization and a difficult capital-raising and financing environment. If biotechnology companies are unable to obtain the financing necessary to purchase our products, our business and results of operations could be materially adversely affected. As it relates to the both the biotechnology and pharmaceutical industries, many companies have significant patents that have expired or are about to expire, which could result in reduced revenues for those companies. If pharmaceutical companies suffer reduced revenues as a result of these patent expirations, they may be unable to purchase our products, and our business and results of operations could be materially adversely affected.

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

Our business strategy depends, in part, on successfully developing and commercializing our ADMET screening, molecular biology, high-throughput/high-content screening, and genomics, proteomics and high-throughput screening to meet customers’ expanding needs and demands, an example of which is the COPAS™ and MIAS technologies obtained from the 2001 acquisition of Union Biometrica. Market acceptance of this and other new products will depend on many factors, including the extent of our marketing efforts and our ability to demonstrate to existing and potential customers that our technologies are superior to other technologies or techniques and products that are available now or may become available in the future. If our new products do not gain market acceptance, or if market acceptance occurs at a slower rate than anticipated, it could materially adversely affect our business and future growth prospects and could result in a goodwill and/or intangible impairment loss.

If GE Healthcare (formerly Amersham Biosciences) terminates its distribution agreements with us or fails to perform its obligations under the distribution agreements, it could impair the marketing and distribution efforts for some of our products and result in lost revenues.

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

For both the three and nine month periods ended September 30, 2004, approximately 17% of our revenues were generated through two distribution agreements with GE.  The first distribution agreement was renegotiated in August 2001. Under this agreement, GE acts as the primary marketing and distribution channel for the majority of the products of our Biochrom subsidiary and, as a result, we are restricted from allowing another person or entity to distribute, market and sell the majority of the products of our Biochrom subsidiary into the life sciences market. We are also restricted from making or promoting sales of the majority of the products of our Biochrom subsidiary to any person or entity other than GE or its authorized sub-distributors. We have little or no control over GE’s marketing and sales activities or the use of its resources. GE may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by GE to perform these activities could materially adversely affect our business and growth prospects during the term of this agreement. In addition, our inability to maintain our arrangement with GE for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue. Our agreement with GE may be terminated with 30 days notice under certain circumstances. This agreement has an initial term of three years, commencing August 1, 2001, after which it will automatically renew for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms by either party upon 18 months prior written notice.

The second distribution agreement, between Hoefer, Inc., our subsidiary, and GE was entered into in November 2003 in connection with our acquisition of certain assets of the Hoefer 1-D gel electrophoresis business, , including the Hoefer name, from Amersham Bioscience. The agreement provides that Hoefer will be the exclusive supplier of 1-D gel electrophoresis products to GE.  Hoefer also has the right to develop, manufacture and market 2-D gel electrophoresis products, which would be offered to GE for sale under the GE brand name. Hoefer has the right to sell any of its products, under the Hoefer brand name or any other non-GE brand name, through other distribution channels, both direct and indirect. The initial term of the agreement is five years with an automatic five year renewal period. GE may terminate the agreement during the renewal period if they decide to cease all activities in 1-D gel electrophoresis or if Hoefer fails to deliver new 1-D gel electrophoresis products.

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

Genomic and proteomic research is used to determine the role of genes and proteins in living organisms. Our products are designed and used for genomic and proteomic research and drug discovery and are generally not well suited for human screening. However, it is possible that government authorities and the public may fail to distinguish between the genetic screening of humans and genomic and proteomic research. If this occurs, our products and the processes for which our products are used may be subjected to government regulations intended to affect genetic screening. Further, if the public fails to distinguish between the two fields, it may pressure our customers to discontinue the research and development initiatives for which our products are used.

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

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including:

•                  technological innovations by competitors or in competing technologies,

•                  revenues and operating results fluctuating or failing to meet the expectations of management, securities analysts, or investors in any quarter,

•                  termination or suspension of equity research coverage by securities’ analysts,

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

•                  downward revisions in securities analysts’ estimates or management guidance,

•                  investment banks and securities analysts may themselves be subject to suits that may adversely affect the perception of the market,

•                  conditions or trends in the biotechnology and pharmaceutical industries,

•                  announcements of significant acquisitions or financings or changes in strategic partnerships,

•                  non-compliance with the internal control standards pursuant to the Sarbanes-Oxley act of 2002, and

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

Currently, we intend to retain all of our earnings to finance the expansion and development of our business and do not anticipate paying any cash dividends in the near future. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the near future.

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

As of September 30, 2004, we had $17.7 million in long term debt for amounts drawn against our revolving credit facility.  A 10% change in interest rates, from the September 30, 2004 rate of 4.75% to 5.23%, would change the annual interest expense on this long term debt by approximately $85,000. Effective September 21, 2004, the interest rate on this credit facility increased to 4.75%, coinciding with a change in the prime lending rate.

Item 4.           Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We continue to review, document and test our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit Index

10.1	Form of Incentive Stock Option Agreement Executive Officers

10.2	Form of Non-Qualified Stock Option Agreement Executive Officers

10.3	Form of Non-Qualified Stock Option Agreement Non-Employee Board of Directors

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HARVARD BIOSCIENCE, INC.

By:	/s/ Chane Graziano
Chane Graziano
Chief Executive Officer

By:	/s/ Bryce Chicoyne
Bryce Chicoyne
Chief Financial Officer

Date: November 9, 2004