Form 10-K/A
period 2004-12-31
HARVARD BIOSCIENCE INC
filed 2005-04-29
CIK 1123494

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ YES    NO ☐

        The aggregate market value of 23,307,651 shares of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $104,418,276 based on the last sale price of such stock on such date.

        At March 1, 2005, there were 30,408,166 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Company's definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders to be held on May 19, 2005 are incorporated by reference into Part III of this Form 10-K/A.

 EXPLANATORY NOTE

        Harvard Bioscience, Inc. is filing this amendment to Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 ("Original Filing") in accordance with the Commission's Exemptive Order # 3450754, to:

  •
  include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting,

  •
  amend and restate Item 9A to include Management's Annual Report on Internal Control Over Financial Reporting, and

  •
  include a Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

        As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

HARVARD BIOSCIENCE, INC.

TABLE OF CONTENTS
TO
2004 ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2004

	Item
PART I
	1	Business	1
	2	Properties	13
	3	Legal Proceedings	13
	4	Submission of Matters to a Vote of Security Holders	14
	4A	Executive Officers of the Registrant	14
PART II
	5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
	6	Selected Financial Data	17
	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	7A	Quantitative and Qualitative Disclosures About Market Risk	42
	8	Financial Statements and Supplementary Data	42
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
	9A	Controls and Procedures	43
	9B	Other Information	45
PART III
	10	Directors and Executive Officers of the Registrant	46
	11	Executive Compensation	46
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
	13	Certain Relationships and Related Transactions	46
	14	Principal Accounting Fees and Services	46
PART IV
	15	Exhibits, Financial Statement Schedules	47
		Index to Consolidated Financial Statements	F-1
		Signatures
		Exhibit Index

PART I

        This Annual Report on Form 10-K/A contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could, "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential" and similar expressions intended to identify forward-looking statements. The forward-looking statements are principally, but not exclusively, contained in "Item 1: Business" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include, but are not limited to, statements about our expected research and development spending, the impact of acquisitions on future earnings, the effect of our technology on the drug development process, our intention to strengthen our market position, management's confidence or expectations, our business strategy, our positioning for revenue and other growth, our ability to reduce the risk of being dependent on a single technology, our ability to avoid competition with major instrument companies, our acquisition strategy (including our ability to accelerate the growth of acquired products through our established brands and distribution channels, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates), our plans and intentions regarding the distribution of our catalog and supplements to our catalog, our expectations regarding future costs of product revenues, the market demand and opportunity for our products, our beliefs regarding our position in comparison to our competitors, our estimates regarding our capital requirements, the timing of future product introductions, or the ability of our patent strategy to protect our current and future products, and our plans, objectives, expectations and intentions that are not historical facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described under the heading "Important Factors That May Affect Future Operating Results" beginning on page 31 of this Annual Report on Form 10-K/A. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Website

        Our website is www.harvardbioscience.com. Our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act are available for review on our website. Any such materials that we file with, or furnish to, the Securities and Exchange Commission in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The following section of this Annual Report on Form 10-K/A entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described under the heading "Important Factors That May Affect Future Operating Results" beginning on page 31 of this Annual Report on Form 10-K/A. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K/A.

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

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements filed as part of this Annual Report on Form 10-K/A are listed under Item 15 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. As described below under "Management's Annual Report on Internal Control Over Financial Reporting," a material weakness was identified in our internal control over financial reporting related to the completeness, valuation and allocation of our accounting for income taxes. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the aforementioned material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective, as of the end of the period covered by this report. Accordingly, as of that date, our disclosure controls and procedures did not operate effectively to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the fiscal years presented in our previously filed 2004 annual report on Form 10-K.

(b)   Management's Annual Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of the consolidated financial statements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

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

        Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, a material weakness was identified in the Company's internal control over financial reporting related to the completeness, valuation and allocation of accounting for income taxes. Specifically, the Company's policies and procedures did not provide for an effective review of amounts reported for its income tax provision, that was prepared by a Big Four public accounting firm. As a result of this deficiency, material errors in accounting for income tax amounts occurred and were corrected prior to issuance of the Company's 2004 consolidated financial statements.

        As a result of the aforementioned material weakness, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was not effective based on the criteria set forth in the COSO framework.

        KPMG LLP, an independent registered public accounting firm, has issued an audit report on management's assessment of the Company's internal control over financial reporting, which is included in Item 9A(d).

(c)   Changes in Internal Control Over Financial Reporting

        We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Harvard Bioscience, Inc. and subsidiaries:

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Harvard Bioscience, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in internal control over financial reporting identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harvard Bioscience, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004: the Company's policies and procedures did not provide for an effective review of amounts reported for its income tax provision, that was prepared by a public accounting firm. As a result of this deficiency, material errors in accounting for income tax amounts occurred.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, management's assessment that Harvard Bioscience, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Harvard Bioscience, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Boston, Massachusetts
April 28, 2005

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2005 Annual Meeting of Stockholders. Information concerning executive officers of the Company is included in Part I of this Report as Item 4.A and incorporated herein by reference.

Item 11.    Executive Compensation.

        Incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2005 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

        Incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2005 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions.

        Incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2005 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.

        Incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2005 Annual Meeting of Stockholders.

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

HARVARD BIOSCIENCE, INC.
Date: April 28, 2005	By:	/s/ CHANE GRAZIANO Chane Graziano Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHANE GRAZIANO Chane Graziano	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2005
/s/ BRYCE CHICOYNE Bryce Chicoyne	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2005
/s/ DAVID GREEN David Green	President and Director	April 28, 2005
/s/ ROBERT DISHMAN Robert Dishman	Director	April 28, 2005
/s/ NEAL J. HARTE Neal J. Harte	Director	April 28, 2005
/s/ JOHN F. KENNEDY John F. Kennedy	Director	April 28, 2005
/s/ EARL R. LEWIS Earl R. Lewis	Director	April 28, 2005

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

QuickLinks

EXPLANATORY NOTE
TABLE OF CONTENTS TO 2004 ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004
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