Form 10-Q
period 2005-03-31
HARVARD BIOSCIENCE INC
filed 2005-05-09
CIK 1123494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

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

At April 28, 2005 there were 30,426,916 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,365	$13,867
Accounts receivable, net of allowance for doubtful accounts of $701 and $853, respectively	17,353	18,519
Inventories	25,675	25,465
Deferred tax assets	491	495
Other receivables and other assets	3,057	2,963
Total current assets	58,941	61,309

Property, plant and equipment, net	6,744	7,143
Deferred tax assets	841	810
Amortizable intangible assets, net	26,345	27,403
Goodwill and other indefinite lived intangible assets	42,358	42,535
Other assets	600	681
Total assets	$135,829	$139,881

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$16	$20
Accounts payable	6,485	6,251
Deferred revenue	2,429	2,159
Accrued income taxes payable	710	1,886
Accrued expenses	3,870	4,802
Other liabilities	766	946
Total current liabilities	14,276	16,064

Long-term debt, less current installments	15,219	16,520
Deferred income tax liabilities	1,504	1,507
Other liabilities	1,037	1,433
Total liabilities	32,036	35,524

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,087,700 and 35,052,449 shares issued and 30,415,666 and 30,391,665 shares outstanding, respectively	351	351
Additional paid-in-capital	173,546	173,469
Accumulated deficit	(76,060)	(76,262)
Accumulated other comprehensive income	6,624	7,467
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	103,793	104,357
Total liabilities and stockholders’ equity	$135,829	$139,881

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

Product revenues	$22,204	$21,882
Research revenues	231	283
Total revenues	22,435	22,165

Costs and expenses:
Cost of product revenues (1)	11,389	11,588
Sales and marketing expenses (1)	4,426	4,298
General and administrative expenses (1)	3,331	3,523
Research and development expenses	1,887	1,670
Amortization of intangible assets	896	923
Total costs and expenses	21,929	22,002

Operating income	506	163

Other income (expense):
Foreign currency loss	(148)	(143)
Interest expense	(259)	(186)
Interest income	66	62
Other, net	160	(47)
Other income (expense), net	(181)	(314)

Income (loss) before income taxes	325	(151)
Income taxes	123	(100)
Net income (loss)	$202	$(51)

Income (loss) per share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Weighted average common shares:
Basic	30,413	30,164
Diluted	30,893	30,164

(1) Components of stock compensation expense:

Cost of product revenues	$—	$44
General and administrative expense	—	2
Sales and marketing expense	—	1
Total	$—	$47

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$202	$(51)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	—	47
Depreciation	657	625
Amortization of catalog costs	48	10
Loss on sale of fixed assets	15	2
Amortization of intangible assets	896	923
Amortization of deferred financing costs	27	27
Deferred income taxes	(47)	(35)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Decrease in accounts receivable	980	1,052
Increase in other receivables and other current assets	(126)	(290)
Increase in inventories	(498)	(356)
Increase (decrease) in trade accounts payable	314	(957)
Decrease in accrued income taxes payable	(1,152)	(594)
Increase (decrease) in accrued expenses	(1,056)	611
Increase in deferred revenue	293	476
Increase (decrease) in other liabilities	(383)	11
Net cash provided by operating activities	170	1,501

Cash flows from investing activities:
Additions to property, plant and equipment	(367)	(243)
Proceeds from sales of fixed assets	18	2
Acquisition of businesses, net of cash acquired	—	(6,573)
Net cash used in investing activities	(349)	(6,814)

Cash flows from financing activities:
Net proceeds from long-term debt	—	6,950
Repayments of long-term debt	(1,305)	(365)
Net proceeds from issuance of common stock	77	301
Net cash provided by (used in) financing activities	(1,228)	6,886

Effect of exchange rate changes on cash	(95)	(23)

Increase (decrease) in cash and cash equivalents	(1,502)	1,550
Cash and cash equivalents at the beginning of period	13,867	8,223
Cash and cash equivalents at the end of period	$12,365	$9,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$257	$167
Cash paid for income taxes	$1,278	$536

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (“the Company”) as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2005, and results of operations and cash flows for the three months ended March 31, 2005 and 2004, as applicable, have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain reclassifications to prior year balances have been made to conform to current year presentations.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the SEC.

2.   Recently Issued Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs: an Amendment of ARB No. 43, Chapter 4, was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material by requiring those items to be recognized as current-period charges. The Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that adoption of this Statement will have a material impact on its consolidated results of operations or financial position.

In December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payments, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS No. 123R addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments related to unvested share-based awards over the applicable vesting period. The Statement is effective for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of this Statement will have on its consolidated results of operations and financial position.

3.   Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost for all of the plans based upon fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004

Net income (loss), as reported	$202	$(51)
Add: stock-based employee compensation expense included in reported net income, net of tax	—	45
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(745)	(513)
Pro forma net loss	$(543)	$(519)

Earnings (loss) per share:
Basic - as reported	$0.01	$(0.00)
Basic - pro forma	$(0.02)	$(0.02)
Diluted - as reported	$0.01	$(0.00)
Diluted - pro forma	$(0.02)	$(0.02)

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

4.   Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to impairment reviews annually, or more frequently if events or circumstances indicate there may be an impairment.

Intangible assets consist of the following:

	As of March 31,		As of December 31,
(in thousands)	2005		2004		Weighted
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Average Life (a)
Amortizable intangible assets:
Existing technology	$29,427	$(8,256)	$29,631	$(7,584)	7.9 years
Tradename	1,680	(521)	1,680	(493)	10.5 years
Distribution agreement/customer relationships	4,753	(744)	4,753	(591)	8.1 years
Patents	9	(3)	9	(2)	11.1 years
Total amortizable intangible assets	$35,869	$(9,524)	$36,073	$(8,670)

Non-amortizable intangible assets:
Goodwill	$40,910		$41,083
Other indefinite lived intangible assets	1,448		1,452
Total goodwill and other indefinite lived intangible assets	$42,358		$42,535

Total intangible assets	$78,227		$78,608

(a) Weighted average life is as of March 31, 2005

The change in the carrying amount of goodwill for the three months ended March 31, 2005 is as follows (in thousands):

Goodwill rollforward

Balance at December 31, 2004	$41,083
Effect of change in foreign currencies	(173)
Balance at March 31, 2005	$40,910

Intangible asset amortization expense for both the three months ended March 31, 2005 and 2004 was $0.9 million. Amortization expense of existing amortizable intangible assets is estimated to be $3.6 million for the years ending December 31, 2005, 2006, 2007, and 2008, $3.2 million for the year ended December 31, 2009, and $3.0 million for the year ended December 31, 2010.

5.   Income Per Share

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
(in thousands)	2005	2004
Basic	30,413	30,164
Effect of assumed conversion of employee stock options	480	—
Diluted	30,893	30,164

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2.3 million and 4.0 million shares of common stock for the three months ended March 31, 2005 and 2004, respectively, as their effects would have been anti-dilutive.

6.   Inventories

Inventories consist of the following:

(in thousands)	March 31, 2005	December 31, 2004

Finished goods	$9,109	$9,390
Work in process	4,182	3,746
Raw materials	12,384	12,329
	$25,675	$25,465

7.   Warranty

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

(in thousands)	Beginning Balance	Payments	Additions (a)	Ending Balance

Year ended December 31, 2004	$993	(841)	608	$760

Quarter Ended March 31, 2005	$760	(163)	150	$747

(a) Includes additions of acquired companies

8. Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, as of March 31, 2005 and December 31, 2004, consists of cumulative foreign currency translation adjustments of $7.2 million and $8.1 million, respectively, and a minimum additional pension liability, net of tax, of $0.6 million.

The components of total comprehensive income were as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
Net Income	$202	$(51)
Other Comprehensive Income (Loss)	(843)	948
Comprehensive Income (Loss)	$(641)	$897

Other comprehensive income (loss) for the three months ended March 31, 2005 and 2004 consists of foreign currency translation adjustments.

9.   Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004

Components of net periodic benefit cost:
Service cost	$112	$101
Interest cost	176	156
Expected return on plan assets.	(187)	(170)
Net amortization loss	42	31
Net periodic benefit cost	$143	$118

For each of the periods ended March 31, 2005 and 2004, the Company contributed approximately $0.1 million to the defined benefit pension plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, our business strategy, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates, our expectations regarding future costs of product revenues, our estimates regarding our capital requirements, our expenses of complying with the Sarbanes-Oxley Act of 2002, our anticipated compliance with the covenants contained in our credit facility, the adequacy of our financial resources and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Cautionary Factors” beginning on page 17 of this Quarterly Report on Form 10-Q. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

From 1997 to 2004 our revenues grew at an annual compounded growth rate of approximately 35%. This was achieved by implementing our three-part growth strategy of new product development, strategic partnerships and acquisitions. This strategy has provided us with strong organic growth in good economic times, and in tough economic times, such as we experienced in 2002, 2003, and 2004, it has provided us with strong growth through acquisition. For 2005, we expect revenue growth without further acquisitions to be below our historic levels. Our revenue grew approximately 1.2% for the first three months of 2005 over the same period in 2004.

With the acquisitions of Union Biometrica in May 2001, Genomic Solutions in October 2002, GeneMachines in March 2003 and BioRobotics in September 2003, an increasing portion of our revenues is the result of sales of relatively high-priced products, considered to be capital equipment. During 2004 and for the first quarter of 2005, approximately 32% and 30%, respectively, of our revenues were derived from capital equipment products. The capital equipment market has a tendency to be volatile and is much more seasonal compared to our traditional catalog business, and, as such, we believe we have experienced, and we believe we will continue to experience, substantial fluctuations in our quarterly revenues. Reduced demand, delays in purchase orders, receipt, manufacture or shipment of products or receivables collection of these relatively high-priced products have led to substantial variability from quarter to quarter in our revenues, operating results and working capital requirements.

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

During 2003 we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down approximately $15.2 million as of March 31, 2005. We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will continue to be in compliance with under current operating plans. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy.

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

In the table below, we provide an overview of selected operating metrics.

Selected Operating Metrics

(in thousands, unaudited)

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue

Total Revenues	$22,435		$22,165

Cost of Product Revenues	11,389	50.8%	11,588	52.3%
Sales and Marketing Expense	4,426	19.7%	4,298	19.4%
General & Administrative Expense	3,331	14.8%	3,523	15.9%
Research and Development Expense	1,887	8.4%	1,670	7.5%

Revenues. We generate revenues by selling instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are typically research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is generally a function of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 22% of our revenues for the year ended December 31, 2004 and approximately 23% for the three months ended March 31, 2005, respectively. We do not currently have the capability to accept purchase orders through our website.

Products sold under brand names of distributors including GE Healthcare (formerly Amersham Biosciences), are typically priced in the range of $5,000 -$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the year ended December 31, 2004 approximately 53% of our revenues were derived from sales to distributors. For the three months ended March 31, 2005, approximately 56% our revenues were derived from sales to distributors.

For our higher priced products, which are typically priced over $25,000 and deemed capital equipment, we have direct sales organizations which consist of sales and marketing personnel, customer support, technical support and field application service support. These organizations have been structured to attend to the specific needs associated with the promotion and support of higher priced capital equipment customers. The combined expertise of both our sales and technical support staff provide a balanced skill set when promoting the relevant products at seminars, on-site demonstrations and exhibitions which are done routinely. The expertise of our field service personnel provides complete post-sale customer support for instrument specific service, repair and maintenance, and applications support. For the year ended December 31, 2004, approximately 25% of our revenues were derived from sales by our direct sales force. For the three months ended March 31, 2005, approximately 21% of our revenues were derived from sales by our direct sales force.

For the year ended December 31, 2004, approximately 92% of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 8% of our revenues for the year ended December 31, 2004 were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the three months ended March 31, 2005, approximately 93% of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 7% of our revenues for the three months ended March 31, 2005, were derived from complementary products we distribute. For the year ended December 31, 2004 and the three months ended March 31, 2005, approximately 46% and 47%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare, the distributor for our spectrophotometers, some of our plate readers and 1-D gel electrophoresis products. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Uppsala, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end users.

Cost of product revenues. Cost of product revenues includes material, labor and manufacturing overhead costs, obsolescence charges, packaging costs, warranty costs, shipping costs and royalties. Our cost of product revenues may vary over time based on the mix of products sold. We sell products that we manufacture and products that we purchase from third parties. The products that we purchase from third parties have higher cost of goods sold because the profit is effectively shared with the original manufacturer. We anticipate that our manufactured products will continue to have a lower cost of product revenues as a percentage of revenues as compared with the cost of non-manufactured products for the foreseeable future. Additionally, our cost of product revenues as a percent of product revenues will vary based on mix of direct end user sales and distributor sales.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include restructuring costs, facility costs, professional fees for legal and accounting services, investor relations, insurances and provision for doubtful accounts.

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

Research and development expense. Research and development expense consists primarily of salaries and related expenses for personnel and resources used to develop and enhance our products and to support collaboration agreements. Other research and development expense includes fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004:

Revenues. Revenues increased $0.3 million or 1.2%, to $22.4 million in the first quarter of 2005 from $22.2 million in the first quarter of 2004. During the first quarter of 2005, sales of syringe pumps at our US Harvard Apparatus business unit, which includes the recently acquired KD Scientific, grew $0.8 million over the same period last year. Sales of spectrophotometers and amino acid analyzers at our Biochrom subsidiary, which had been weak for several quarters primarily due to the reorganization of GE Healthcare, our largest distributor, grew $0.3 million over the same period last year. Also contributing to the increase in revenues for the first quarter of 2005 was a positive impact on sales denominated in foreign currencies of approximately $0.3 million. The growth in revenue was offset by a decrease in revenues in the first quarter of 2005 compared to the same period of 2004 at Genomic Solutions and in the COPAS product line which, combined, decreased revenues by approximately $0.8 million.

Cost of product revenues. Cost of product revenues decreased $0.2 million or 1.7%, to $11.4 million in the first quarter of 2005 from $11.6 million in the first quarter of 2004. The decrease in the cost of product revenues was primarily due to cost reductions at our Genomic Solutions subsidiary resulting from the impact of our restructuring efforts which began in the second quarter of 2004 and a favorable product mix. As a percentage of total revenues, cost of product revenues was 50.8% for the first quarter of 2005 and 52.3% for the same period during 2004. For the first quarter of 2004, approximately $0.3 million of the cost of product revenues was related to fair value adjustments to inventory and backlog related to our acquisitions of BioRobotics, KD Scientific, and Hoefer.

Sales and marketing expense. Sales and marketing expense was $4.4 million for the quarter ended March 31, 2005 compared to $4.3 million for the same period in 2004. The increase in sales and marketing expenses was primarily attributable to an increase in salary and related expenses at our Harvard Apparatus and Hoefer subsidiaries, offset by a decrease at our Genomic Solutions subsidiary. As a percentage of total revenues, sales and marketing expense for the first quarter of 2005 was 19.7% compared to approximately 19.4% for the same quarter in 2004.

General and administrative expense. General and administrative expense decreased $0.2 million, or 5.4%, to $3.3 million in the first quarter of 2005 compared to $3.5 million for the same period in 2004. The decrease was primarily due to a reduction in payroll and payroll related expenses of approximately $0.1 million at our Genomic Solutions subsidiary and in 2004 approximately $0.3 million of restructuring costs incurred to shut down our Genomic Solutions Japanese sales office. These decreases were offset by increased costs associated with Sarbanes-Oxley compliance of approximately $0.3 million. As a percentage of revenues, general and administrative expense for the quarters ended March 31, 2005 and 2004 was approximately 14.8% and 15.9%, respectively. We expect the cost of our Sarbanes Oxley compliance efforts to be approximately $1.0 million during 2005.

Research and development expense. Research and development spending, which includes expenses related to research revenues, increased $0.2 million to $1.9 million in the first quarter of 2005 compared to $1.7 million in the first quarter of 2004. The increase in research and development expense was primarily the result of increased consulting costs offset by a reduction in payroll and payroll related expenses at our Genomic Solutions subsidiary. As a percentage of total revenues, research and development expense for the quarters ended March 31, 2005 and 2004 was approximately 8.4% and 7.5%, respectively.

Amortization of intangible assets. Amortization of intangibles was $0.9 million for the three months ended March 31, 2005 and 2004.

Other income (expense), net. Other expense, net, for the first quarter of 2005 of $0.2 million included approximately $0.2 million net interest expense compared to net interest expense of $0.1 million for the same period in 2004. The increase in net interest expense for the three months ended March 31, 2005 was primarily the result of higher average long-term debt balances in the first quarter of 2005 compared to the first quarter of 2004 and higher interest rates. Other expense, net, for both the first quarter of 2005 and 2004 included a $0.1 million foreign exchange loss. These exchange losses were primarily the result of currency fluctuations on net payables and receivables between our subsidiaries.

Income taxes. Our effective income tax rates were 37.8% for the first quarter of 2005 and 66.2% for the first quarter of 2004. The decrease in the effective income tax rate was principally due to a lesser amount of nondeductible expenses in the United States, greater operating losses in jurisdictions that have greater effective income tax rates, principally the United States, and higher operating income in foreign jurisdictions with lower effective income tax rates.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures. As of March 31, 2005, we had cash and cash equivalents of $12.4 million which represents a decrease of approximately $1.5 million from December 31, 2004. During the quarter ended March 31, 2005, $1.3 million of cash was used to pay down our credit facility. As of March 31, 2005, we had approximately $15.2 million outstanding thereunder.

Overview of Cash Flows for the three months ended March 31,

(in thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operations:
Net Income	$202	$(51)
Changes in assets and liabilities	(1,628)	(47)
Other adjustments to operating cash flows	1,596	1,599
Cash provided by operations	170	1,501

Investing activities:
Acquisition of businesses	0	(6,573)
Other investing activities	(349)	(241)
Cash used in investing activities	(349)	(6,814)

Financing activities:
Cash (repayments) receipts of debt, net	(1,305)	6,950
Other financing activities	77	(64)
Cash provided by (used in) financing activities	(1,228)	6,886

Exchange effect on cash	(95)	(23)

Increase (decrease) in cash and cash equivalents	$(1,502)	$1,550

Our operating activities generated cash of $0.2 million for the three months ended March 31, 2005 compared to $1.5 million for the same period in 2004. The decrease in cash provided by operating activities from the first quarter of 2005 compared to the same period in 2004 was primarily the result of the timing of cash payments made or changes in accrued expenses and accounts payable of approximately $0.4 million and an increase in tax payments of approximately $0.6 million.

Our investing activities used cash of $0.3 million in the first three months of 2005 compared to $6.8 million for the same period in 2004. During the first quarter of 2004, the Company acquired KD Scientific for approximately $6.6 million. The caption “Other Investing Activities” primarily includes purchases of property, plant, and equipment. During the next twelve months the Company expects to spend between $2.0 million and $3.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings under a revolving credit facility, long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. The Company used $1.2 million during the first three months of 2005, compared to generating $6.9 million during the first three months of 2004. During 2005, we repaid $1.3 million on our $20 million credit facility with Brown Brothers Harriman & Co. During the three months ended March 31, 2004, we borrowed $6.7 million under the credit facility to fund the acquisition of KD Scientific.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the first three months of 2005, the U.S. dollar weakened against these currencies relative to the same three month period in 2004. This resulted in increased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $0.1 million of foreign currency losses during the first three months of 2005 and 2004.

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

Critical Accounting Policies

We believe that our critical accounting policies are as follows:

•      revenue recognition;

•      accounting for income taxes;

•      inventory;

•      valuation of identifiable intangible assets and in-process research and development in business combinations; and

•      valuation of long-lived and intangible assets and goodwill.

Revenue recognition. The Company recognizes revenue of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectibility of the sales price is reasonably assured. Sales of some of our products include provisions to provide additional services such as installation and training. The Company evaluates all sales with multiple deliverables, including our collaboration agreements, to determine if more than one unit of accounting exists, in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. When the Company determines that there is more than one unit of accounting, and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In situations where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s) the Company applies the residual method to allocate fair value. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). Revenue for each unit of accounting is recorded once all applicable revenue recognition criteria have been met. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with FASB Technical Bulletin FTB 90-1, Accounting for Separately Priced Extended

Warranty and Product Maintenance Contracts. The Company accounts for shipping and handling fees and costs in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires all amounts charged to customers for shipping and handling to be classified as revenues. The Company’s costs incurred related to shipping and handling are classified as cost of product revenues. Warranties and product returns are estimated and accrued for at the time sales are recorded. The Company has no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts. The Company provides for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience. While product returns and warranty costs have historically not been significant, they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.

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

Management judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have established a valuation allowance attributable to certain temporary differences as we believe that a portion of the deferred tax assets at March 31, 2005 are not “more likely than not” to be realized in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing previous estimates of future taxable income and comparing them to current estimates, and when appropriate, by reviewing possible tax planning strategies that would prevent the loss of the recoverability of any portion of the deferred tax asset that may occur due to expiration.

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

Valuation of identifiable intangible assets acquired in business combinations.  Identifiable intangible assets consist primarily of trademarks and acquired technology. Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values. Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates. The value assigned to trademarks was determined by estimating the royalty income that would be negotiated at an arm’s-length transaction if the asset were licensed from a third party. A discount factor, ranging from 20% to 40%, which represents both the business and financial risks of such investments, was used to determine the present value of the future streams of income attributable to trademarks. The specific approach used to value trademarks was the Relief from Royalty (“RFR”) method. The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset. The royalty savings are then calculated by multiplying a royalty rate times a determined royalty base, i.e., the applicable level of future revenues. In determining an appropriate royalty rate, a sample of guideline, arm’s length royalty and licensing agreements are analyzed. In determining the royalty base, forecasts are used based on management’s judgments of expected conditions and expected courses of actions. The value assigned to acquired technology was determined by using a discounted cash flow model which measures what a buyer would be willing to pay currently for the future cash stream potential of existing technology. The specific method used to value the technologies involved estimating future cash flows to be derived as a direct result of those technologies, and discounting those future streams to their present value. The discount factors used, ranging from 20% to 40%, reflects the business and financial risks of an investment in technologies. Forecasts of future cash flows are based on management’s judgment of expected conditions and expected courses of action.

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

Valuation of long-lived and intangible assets and goodwill.  In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of identifiable intangibles with finite lives and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant changes in who our competitors are and what they do; significant changes in our relationship with GE Healthcare; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

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

Recent Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs: an Amendment of ARB No. 43, Chapter 4, was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material by requiring those items to be recognized as current-period charges. The Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that adoption of this Statement will have a material impact on its consolidated results of operations or financial position.

In December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payments, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS No. 123R addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments related to unvested share-based awards over the applicable vesting period. The Statement is effective for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of this Statement will have on its consolidated results of operations and financial position.

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

We may not realize the expected benefits of our recent acquisitions of Genomic Solutions, Union Biometrica, BTX, GeneMachines, BioRobotics, Hoefer and KD Scientific due to difficulties integrating the businesses, operations and product lines.

Our ability to achieve the benefits of our recent acquisitions of Genomic Solutions, Union Biometrica, BTX, GeneMachines, BioRobotics, Hoefer and KD Scientific will depend in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. The integration process is a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

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

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and intangible assets with indefinite lives is impaired, we will be required to write off that portion of the asset according to the methods defined by SFAS No. 142 which could have an adverse effect on net income for the period in which the write off occurs. At March 31, 2005, we had goodwill and intangible assets with indefinite lives of $42.4 million, or 31% of our total assets.

If our accounting estimates are not correct, our financial results could be adversely affected.

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 9. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Our business is subject to economic, political and other risks associated with international revenues and operations.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 46% of total revenues for 2004 and 47% for the first quarter of 2005. We anticipate that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•      changes in foreign currency exchange rates, which resulted in a foreign currency loss of approximately $0.1 million for the three months ended March 31, 2005 and a decrease in foreign equity of approximately $0.8 million, for the three months ended March 31, 2005,

•      changes in a specific country’s or region’s political or economic conditions, including western Europe, in particular,

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

For the year ended December 31, 2004 and three months ended March 31, 2005, approximately 43% and 44%, respectively, of our business was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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

•      analytical instrument companies, and

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

During 2003 we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down approximately $15.2 million as of March 31, 2005.  The credit facility contains various financial and other covenants, including covenants relating to income, debt coverage and cash flow and minimum working capital requirements.  If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the $20 million facility may become immediately due and payable. This immediate payment may negatively impact our financial condition and we may be forced by our creditor into actions which may not be in our best interests.

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

During 2004, General Electric acquired Amersham plc, the parent of Amersham Biosciences. In connection with the acquisition, Amersham Biosciences was renamed GE Healthcare. While GE Healthcare has indicated its intention to continue Amersham’s presence in the life science market, and we believe our relationship with GE Healthcare is good, we cannot guarantee that the distribution agreements will be renewed, that GE Healthcare will aggressively market our products in the future or that GE Healthcare will continue the partnership.

For 2004, approximately 18% of our revenues were generated through two distribution agreements with GE. The first distribution agreement was renegotiated in August 2001. Under this agreement, GE Healthcare acts as the primary marketing and distribution channel for the majority of the products of our Biochrom subsidiary and, as a result, we are restricted from allowing another person or entity to distribute, market and sell the majority of the products of our Biochrom subsidiary into the life sciences market. We are also restricted from making or promoting sales of the majority of the products of our Biochrom subsidiary to any person or entity other than GE Healthcare or its authorized sub-distributors. We have little or no control over GE Healthcare’s marketing and sales activities or the use of its resources. GE Healthcare may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by GE Healthcare to perform these activities could materially adversely affect our business and growth prospects during the term of this agreement. In addition, our inability to maintain our arrangement with GE Healthcare for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue. Our agreement with GE Healthcare may be terminated with 30 days notice under certain circumstances. This agreement has an initial term of three years, commencing August 1, 2001, after which it will automatically renew for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms by either party upon 18 months prior written notice.

The second distribution agreement, between Hoefer, Inc., our subsidiary, and GE Healthcare was entered into in November 2003 in connection with our acquisition of certain assets of the Hoefer 1-D gel electrophoresis business, including the Hoefer name, from Amersham Bioscience. The agreement provides that Hoefer will be the exclusive supplier of 1-D gel electrophoresis products to GE Healthcare. Hoefer also has the right to develop, manufacture and market 2-D gel electrophoresis products, which would be offered to GE Healthcare for sale under the GE Healthcare’s brand name. Hoefer has the right to sell any of its products, under the Hoefer brand name or any other non-GE Healthcare brand name, through other distribution channels, both direct and indirect. The initial term of the agreement is five years with an automatic five year renewal period. GE Healthcare may terminate the agreement during the renewal period if they decide to cease all activities in 1-D gel electrophoresis or if Hoefer fails to deliver new 1-D gel electrophoresis products.

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

As of March 31, 2005 we had $15.2 million in long term debt for amounts drawn against our revolving credit facility.  A 10% change in interest rates, from the March 31, 2005 rate of 5.75% to 6.33%, would change the annual interest expense on this long term debt by approximately $88,000. Effective March 23, 2005, the interest rate on this credit facility increased to 5.75%, coinciding with a change in the prime lending rate.

Item 4.  Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. As described in ‘‘Management’s Annual Report on Internal Control Over Financial Reporting,’’ filed in our Form 10-K/A dated April 29, 2005, a material weakness was identified in our internal control over financial reporting related to the completeness, valuation and allocation of our accounting for income taxes. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the aforementioned material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective, as of the end of the period covered by this report. Accordingly, our disclosure controls and procedures did not operate effectively to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this quarterly report on Form 10-Q.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2005