Form 10-Q
period 2005-06-30
HARVARD BIOSCIENCE INC
filed 2005-08-09
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

At August 1, 2005 there were 30,461,859 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q
For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$13,245	$13,867
Accounts receivable, net of allowance for doubtful accounts of $1,252 and $853, respectively	14,641	18,519
Inventories	20,660	25,465
Deferred income tax assets	485	495
Other receivables and other assets	2,714	2,963
Total current assets	51,745	61,309
Property, plant and equipment, net	6,213	7,143
Deferred tax income assets	—	810
Amortizable intangible assets, net	17,097	27,403
Goodwill and other indefinite lived intangible assets	31,867	42,535
Other assets	557	681
Total assets	$107,479	$139,881
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$27	$20
Accounts payable	5,474	6,251
Deferred revenue	2,142	2,159
Accrued income taxes payable	3,979	1,886
Accrued expenses	4,177	4,802
Other liabilities	718	946
Total current liabilities	16,517	16,064
Long-term debt, less current installments	15,200	16,520
Deferred income tax liabilities	569	1,507
Other liabilities	953	1,433
Total liabilities	33,239	35,524
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,120,505 and 35,052,449 shares issued and 30,459,721 and 30,391,665 shares outstanding, respectively	351	351
Additional paid-in-capital	173,636	173,469
Accumulated deficit	(103,439)	(76,262)
Accumulated other comprehensive income	4,360	7,467
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	74,240	104,357
Total liabilities and stockholders’ equity	$107,479	$139,881

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product revenues	$21,616	$22,108	$43,820	$43,990
Research revenues	108	352	339	635
Total revenues	21,724	22,460	44,159	44,625
Costs and expenses:
Cost of product revenues(1)	14,859	11,178	26,248	22,766
Sales and marketing expenses(1)	4,346	4,288	8,772	8,586
General and administrative expenses(1)	4,299	3,394	7,630	6,654
Research and development expenses(1)	1,615	1,747	3,502	3,416
Asset abandonments and impairments	17,923	—	17,923	—
Restructuring expenses	967	157	967	421
Amortization of intangible assets	892	1,089	1,788	2,012
Total costs and expenses	44,901	21,853	66,830	43,855
Operating income (loss)	(23,177)	607	(22,671)	770
Other income (expense):
Foreign currency loss	(179)	(26)	(327)	(168)
Interest expense	(232)	(191)	(491)	(378)
Interest income	53	44	119	106
Other, net	7	(18)	167	(65)
Other income (expense), net	(351)	(191)	(532)	(505)
Income (loss) before income taxes	(23,528)	416	(23,203)	265
Income tax expense	(3,851)	(118)	(3,974)	(18)
Net income (loss)	$(27,379)	$298	$(27,177)	$247
Income (loss) per share:
Basic	$(0.90)	$0.01	$(0.89)	$0.01
Diluted	$(0.90)	$0.01	$(0.89)	$0.01
Weighted average common shares:
Basic	30,432	30,243	30,423	30,203
Diluted	30,432	31,163	30,423	31,367

(1)          Components of stock compensation expense:

Cost of product revenues	$—	$15	$—	$59
General and administrative expense	—	9	—	10
Sales and marketing expense	—	13	—	14
Total	$—	$37	$—	$83

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(27,177)	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	—	83
Depreciation	1,311	1,222
Abandonment and impairment of assets	17,923	—
Restructuring charges	3,685	—
Amortization of catalog costs	94	58
Loss (gain) on sale of property, plant and equipment	25	(3)
Amortization of intangible assets	1,788	2,012
Amortization of deferred financing costs	54	54
Deferred income taxes	(52)	(89)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Change in accounts receivable	3,258	3,028
Change in inventories	239	(529)
Change in other receivables and other assets	84	(106)
Change in trade accounts payable	(487)	(1,391)
Change in accrued income taxes payable	2,209	(715)
Change in accrued expenses	(780)	494
Change in deferred revenue	50	594
Change in other liabilities	(424)	46
Net cash provided by operating activities	1,800	5,005
Cash flows from investing activities:
Additions to property, plant and equipment	(733)	(1,023)
Additions to catalog costs	(2)	(351)
Proceeds from sales of fixed assets	28	13
Acquisition of businesses, net of cash acquired	—	(6,776)
Net cash used in investing activities	(707)	(8,137)
Cash flows from financing activities:
Net proceeds from long-term debt	—	6,950
Repayments of long-term debt	(1,312)	(1,994)
Net proceeds from issuance of common stock	167	539
Net cash provided by (used in) financing activities	(1,145)	5,495
Effect of exchange rate changes on cash	(570)	(71)
Increase (decrease) in cash and cash equivalents	(622)	2,292
Cash and cash equivalents at the beginning of period	13,867	8,223
Cash and cash equivalents at the end of period	$13,245	$10,515
Supplemental disclosures of cash flow information:
Cash paid for interest	$489	$336
Cash paid for income taxes	$1,748	$839

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2005, and results of operations and cash flows for the three and six months ended June 30, 2005 and 2004, as applicable, have been made. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

During the quarter ended June 30, 2005, the Company realigned its lines of business for financial reporting purposes into two business segments, the Apparatus and Instrumentation Business Segment and the Capital Equipment Business Segment. The Company had previously been arranged in a single segment for financial reporting purposes. See note 11 Segment Information.

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

2. Recently Issued Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs: an Amendment of ARB No. 43, Chapter 4, was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material by requiring those items to be recognized as current-period charges. The Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that adoption of this Statement will have a material impact on its consolidated results of operations or financial position.

In December 2004, SFAS No. 123R, Share-Based Payments, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS No. 123R addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments related to unvested share-based awards over the applicable vesting period. The Statement is effective for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of this Statement will have on its consolidated results of operations and financial position.

3. Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost for all of the plans based upon fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported	$(27,379)	$298	$(27,177)	$247
Add: stock-based employee compensation expense included in reported net income, net of tax	—	37	—	83
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(895)	(1,493)	(1,697)	(2,381)
Pro forma net income (loss)	$(28,274)	$(1,158)	$(28,874)	$(2,051)
Earnings (loss) per share:
Basic—as reported	$(0.90)	$0.01	$(0.89)	$0.01
Basic—pro forma	$(0.93)	$(0.04)	$(0.95)	$(0.07)
Diluted—as reported	$(0.90)	$0.01	$(0.89)	$0.01
Diluted—pro forma	$(0.93)	$(0.04)	$(0.95)	$(0.07)

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

4. Goodwill and Other Intangible Assets

During the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business Segment, experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144, Accounting for Impairments or Disposal of Long-Lived Assets and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company recorded abandonment and impairment charges within the Capital Equipment Business Segment totaling approximately $8.0 million for long-lived assets during the second quarter of 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business Segment during the second quarter, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005.  As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business Segment of approximately $9.9 million for goodwill during the second quarter of 2005.

Intangible assets consist of the following:

	As of June 30,		As of December 31,
	2005		2004		Weighted
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Average Life (a)
	(in thousands)
Amortizable intangible assets:
Existing technology	$15,649	$(2,993)	$29,631	$(7,584)	9.1 years
Tradename	920	(342)	1,680	(493)	9.5 years
Distribution agreement/customer relationships	4,753	(896)	4,753	(591)	7.9 years
Patents	9	(3)	9	(2)	10.8 years
Total amortizable intangible assets	$21,331	$(4,234)	$36,073	$(8,670)
Non-amortizable intangible assets:
Goodwill	$30,463		$41,083
Other indefinite lived intangible assets	1,404		1,452
Total goodwill and other indefinite lived intangible assets	$31,867		$42,535
Total intangible assets	$53,198		$78,608

(a)           Weighted average life is as of June 30, 2005

The change in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows (in thousands):

Goodwill rollforward
Balance at December 31, 2004	$41,083
Impairments.	$(9,899)
Effect of change in foreign currencies	(721)
Balance at June 30, 2005	$30,463

Intangible asset amortization expense for the three months ended June 30, 2005 and 2004 was $0.9 million and $1.1 million, respectively.  Intangible asset amortization expense for the six months ended June 30, 2005 and 2004 was $1.8 million and $2.0 million, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $2.8 million for the year ending December 31, 2005, $2.2 million for the years ending December 31, 2006 and 2007, $2.1 million for the year ending December 31, 2008, $1.8 million for the year ending December 31, 2009, and $1.7 million for the year ended December 31, 2010.

5. Income Per Share

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Basic	30,432	30,243	30,423	30,203
Effect of assumed conversion of employee stock options	—	920	—	1,164
Diluted	30,432	31,163	30,423	31,367

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 4.0 million shares of common stock for the three and six months ended June 30, 2005, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2.2 million shares of common stock for the three and six months ended June 30, 2004, as the impact of these shares would be anti-dilutive.

6. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Finished goods	$6,976	$9,390
Work in process	3,172	3,746
Raw materials	10,512	12,329
	$20,660	$25,465

7. Restructuring and Other Exit Costs

During 2004, the Company announced restructuring activities at its Genomic Solutions subsidiary related to the closure of a manufacturing facility and realignment of its cost structure. Total restructuring charges for 2004 were approximately $0.4 million. During 2005, the Company reviewed and modified this plan to include the closure of another manufacturing facility and to discontinue certain product lines due to product rationalization decisions made during the second quarter. Total restructuring charges during the six months ended June 30, 2005 for the Genomic Solutions subsidiary were $4.0 million. These charges related primarily to the write-off of inventory for rationalized products of $3.5 million, severance costs of $0.2 million, facility closure costs of $0.2 million and other costs of $0.1 million. The remaining $0.5 million of restructuring charges recorded during the second quarter of 2005 were related to a decision to consolidate our Union Biometrica US manufacturing facility into our Holliston, MA facility (approximately $0.2 million) and the realignment of personnel at our Biochrom, Scie-Plas and Hoefer subsidiaries (approximately $0.3 million).

The cost of sales component of the 2005 restructuring charges was approximately $3.5 million and related to the write-off of certain inventory in the Capital Equipment Business Segment. The remaining $1.0 million related to severance and other facility closure costs.

Restructuring charges are as follows:

	Severance and related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$483	$3,535	$287	$197	$4,502
Cash payments	(400)	0	(48)	(77)	(525)
Non-cash charges	0	(3,535)	(30)	(120)	(3,685)
June 30, 2005 accrual balance	$83	$—	$209	$—	$292

8. Income Taxes

The amount recorded as gross deferred tax assets as of June 30, 2005 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The total valuation allowance for deferred tax assets as of June 30, 2005 was $14.0 million of which $4.2 million was charged against income tax expense while $9.8 million was charged against acquisition-goodwill and intangible assets. The total valuation allowance increased by $3.5 million from December 31, 2004 due to the Company’s determination that a portion of the gross deferred tax assets do not meet the “more likely than not” standard of realization as outlined in SFAS No. 109, Accounting for Income Taxes as a result of the decrease in revenues and operating profit margins in our Capital Equipment Business Segment during the second quarter of 2005. If the valuation allowance is fully realized, $9.8 million will reduce goodwill and intangible assets and the balance will reduce income tax expense.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received-deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent year. The Company is in the process of evaluating whether it will repatriate international earnings under the provisions of the Act.

9. Warranty

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions(a)	Ending Balance
	(in thousands)
Year ended December 31, 2004	$993	(841)	608	$760
Six Months Ended June 30, 2005	$760	(298)	243	$705

(a)           Includes additions of acquired companies

10. Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, as of June 30, 2005 and December 31, 2004, consists of cumulative foreign currency translation adjustments of $5.0 million and $8.1 million, respectively, and a minimum additional pension liability, net of tax, of ($0.6) million.

The components of total comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net Income (Loss)	$(27,379)	$298	$(27,177)	$247
Other Comprehensive Income (Loss)	(2,264)	(506)	(3,107)	442
Comprehensive Income (Loss)	$(29,643)	$(208)	$(30,284)	$689

Other comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 consists of foreign currency translation adjustments.

11. Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$108	$99	$220	$199
Interest cost	171	153	347	308
Expected return on plan assets	(182)	(167)	(369)	(336)
Net amortization loss	40	31	82	62
Net periodic benefit cost	$137	$116	$280	$233

For the three months ended June 30, 2005, the Company has contributed approximately $0.1 million to the defined benefit plans. For the six months ended June 30, 2005, the Company has contributed approximately $0.3 million to the defined benefit plans. The Company expects to contribute approximately $0.6 million to the defined benefit plans during 2005.

12. Segment Information

During the quarter ended June 30, 2005, the Company realigned its lines of business for financial reporting purposes into two business segments, the Apparatus and Instrumentation Business Segment and the Capital Equipment Business Segment. Corporate costs are not allocated for purposes of segment reporting. The Company had previously been arranged in a single segment.

Apparatus and Instrumentation

The Company’s Apparatus and Instrumentation Business Segment represents approximately 73% of our total revenues for the six months ended June 30, 2005. The products sold by the Apparatus and Instrumentation Business Segment are typically priced under $10,000 and are sold through a comprehensive catalog and web site, through distributors including GE Healthcare (formerly Amersham Biosciences) and Fisher Scientific, or in some cases through direct sales people. The products include syringe pumps, ventilators, isolated organ systems and amino acid analyzers, spectrophotometers, plate readers and gel electrophoresis units. The Company’s end user customers are typically research scientists at pharmaceutical and biotechnology companies, universities and government laboratories world wide.

Capital Equipment

The Company’s Capital Equipment Business segment represents approximately 27% of our total revenues for the six months ended June 30, 2005. The products sold by our Capital Equipment Business Segment are typically priced over $25,000 and often over $100,000 and are typically sold through a direct sales organization which consists of sales and marketing personnel, customer service, technical support, field application support and service. The products include the COPAS flow cytomerter, MIAS automated microscope, microarrayers, and nanolitre dispensers. The Company’s end user customers are typically research scientists at pharmaceutical and biotechnology companies, universities and government laboratories worldwide.

Corporate costs are not allocated for purposes of segment reporting. Information on these business segments is summarized as follows:

	Apparatus and Instrumentation	Capital Equipment	Corporate	Eliminations	Total
	(in thousands)
Three months ended June 30, 2005
Revenues:
External customer	$16,277	$5,447	$—	$—	$21,724
Intersegment	23	1	—	(24)	—
Total Revenues	16,300	5,448	—	(24)	21,724
Cost of product revenues	8,306	6,577	—	(24)	14,859
Sales and marketing expenses	2,041	2,305	—	—	4,346
General and administrative expenses	1,757	1,285	1,257	—	4,299
Research and development expenses	704	911	—	—	1,615
Asset abandonments and impairments	—	17,923	—	—	17,923
Restructuring expenses	302	665	—	—	967
Amortization of intangible assets	418	474	—	—	892
Operating income (loss)	2,772	(24,692)	(1,257)	—	(23,177)
Other income (expense), net	(111)	(109)	(131)	—	(351)
Segment assets (as of June 30, 2005)	70,780	36,699	—	—	107,479
Three months ended June 30, 2004
Revenues:
External customer	$15,626	$6,834	$—	$—	$22,460
Intersegment	25	9	—	(34)	—
Total Revenues	15,651	6,843	—	(34)	22,460
Cost of product revenues	7,975	3,237	—	(34)	11,178
Sales and marketing expenses	1,839	2,449	—	—	4,288
General and administrative expenses	1,643	778	973	—	3,394
Research and development expenses	696	1,051	—	—	1,747
Asset abandonments and impairments	—	—	—	—	—
Restructuring expenses	—	157	—	—	157
Amortization of intangible assets	591	498	—	—	1,089
Operating income (loss)	2,907	(1,327)	(973)	—	607
Other income (expense), net	(108)	(17)	(66)	—	(191)

	Apparatus and Instrumentation	Capital Equipment	Corporate	Eliminations	Total
	(in thousands)
Six months ended June 30, 2005
Revenues:
External customer	$32,412	$11,747	$—	$—	$44,159
Intersegment	34	—	—	(34)	—
Total Revenues	32,446	11,747	—	(34)	44,159
Cost of product revenues	16,795	9,487	—	(34)	26,248
Sales and marketing expenses	4,091	4,681	—	—	8,772
General and administrative expenses	3,454	1,822	2,354	—	7,630
Research and development expenses	1,574	1,928	—	—	3,502
Asset abandonments and impairments	—	17,923	—	—	17,923
Restructuring expenses	302	665	—	—	967
Amortization of intangible assets	842	946	—	—	1,788
Operating income (loss)	5,388	(25,705)	(2,354)	—	(22,671)
Other income (expense), net	(222)	(140)	(170)	—	(532)
Six months ended June 30, 2004
Revenues:
External customer	$30,812	$13,813	$—	$—	$44,625
Intersegment	43	107	—	(150)	—
Total Revenues	30,855	13,920	—	(150)	44,625
Cost of product revenues	15,781	7,135	—	(150)	22,766
Sales and marketing expenses	3,693	4,893	—	—	8,586
General and administrative expenses	3,251	1,575	1,828	—	6,654
Research and development expenses	1,321	2,095	—	—	3,416
Asset abandonments and impairments	—	—	—	—	—
Restructuring expenses	—	421	—	—	421
Amortization of intangible assets	1,023	989	—	—	2,012
Operating income (loss)	5,786	(3,188)	(1,828)	—	770
Other income (expense), net	(244)	(99)	(162)	—	(505)

13. Subsequent Event

During July 2005, the Company announced plans to divest its Capital Equipment Business Segment. The decision to divest this business segment is based on the fact that market conditions for the Capital Equipment Business Segment have been such that this business has not met the Company’s expectations and the Company’s decision to focus Company resources on the Apparatus and Instrumentation Business Segment. As of June 30, 2005, the Company did not qualify for held for sale accounting treatment under SFAS No. 144 and as a result the operating results for the Capital Equipment Business Segment are presented as part of continuing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, our plans to divest the Capital Equipment Business Segment, our business strategy, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates, our expectations regarding future costs of product revenues, our estimates regarding our capital requirements, our expenses of complying with the Sarbanes-Oxley Act of 2002, our anticipated compliance with the covenants contained in our credit facility, the adequacy of our financial resources and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Cautionary Factors” beginning on page 17 of this Quarterly Report on Form 10-Q. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

During the quarter ended June 30, 2005, the Company realigned its lines of business for financial reporting purposes into two business segments, the Apparatus and Instrumentation Business Segment and the Capital Equipment Business Segment. Corporate costs are not allocated for purposes of segment reporting. The Company had previously been arranged in a single segment.

During July 2005, the Company announced plans to divest its Capital Equipment Business Segment. The decision to divest this business segment is based on the fact that market conditions for the Capital Equipment Business Segment have been such that this business has not met the Company’s expectations and the Company’s decision to focus Company resources on our Apparatus and Instrumentation Business Segment. As of June 30, 2005, the Company did not qualify for held for sale accounting treatment under SFAS No. 144 and as a result the operating results for the Capital Equipment Business Segment are presented as part of continuing operations.

From 1997 to 2004 our revenues grew at an annual compounded growth rate of approximately 35%. This was achieved by implementing our three-part growth strategy of new product development, strategic partnerships and acquisitions. This strategy has provided us with strong organic growth in good economic times, and in tough economic times, such as we experienced in 2002, 2003, and 2004, it has provided us with strong growth through acquisition. For 2005, without taking into account the planned divestiture of the Capital Equipment Business Segment, the Company expects revenue growth without further acquisitions to be below historic levels or to slightly decline. During the six months ended June 30, 2005, revenue decreased approximately 1% compared to the same period in 2004.

Apparatus and Instrumentation Business Segment

The Company’s Apparatus and Instrumentation Business Segment represents approximately 73% of our total revenues for the six months ended June 30, 2005. The products sold by the Apparatus and Instrumentation Business Segment are typically priced under $10,000 and are sold through a comprehensive catalog and web site, through distributors including GE Healthcare (formerly Amersham Biosciences) and Fisher Scientific, or in some cases through direct sales people. The products include syringe pumps, ventilators, isolated organ systems and amino acid analyzers, spectrophotometers, plate readers and gel electrophoresis units. The Company’s end user customers are typically research scientists at pharmaceutical and biotechnology companies, universities and government laboratories world wide.

Capital Equipment Business Segment

The Company’s Capital Equipment Business Segment represents approximately 27% of our total revenues for the six months ended June 30, 2005. The products sold by our Capital Equipment Business Segment are typically priced over $25,000 and often over $100,000 and are typically sold through a direct sales organization which consists of sales and marketing personnel, customer service, technical support, field application support and service. The products include the COPAS flow cytomerter, MIAS automated microscope, microarrayers, and nanolitre dispensers. The Company’s end user customers are typically research scientists at pharmaceutical and biotechnology companies, universities and government laboratories worldwide.

With the acquisitions of Union Biometrica in May 2001, Genomic Solutions in October 2002, GeneMachines in March 2003 and BioRobotics in September 2003, an increasing portion of our revenues is the result of sales of relatively high-priced products, considered to be capital equipment. These products lines are included in our Capital Equipment Business Segment. The capital equipment market has been volatile and is much more seasonal compared to our Apparatus and Instrumentation Business Segment, and, as such, we believe we have experienced, and we believe we will continue to experience, substantial fluctuations in our quarterly revenues from our Capital Equipment Business Segment. Reduced demand, delays in purchase orders, receipt, manufacture or shipment of products or receivables collection of these relatively high-priced products have led to substantial variability from quarter to quarter in our revenues, operating results and working capital requirements.

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

Financing

During 2003 we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down approximately $15.2 million as of June 30, 2005. We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will continue to be in compliance with under current operating plans.  The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our three part growth strategy beyond what our current cash balances and cash flow from operations can support we will need to raise more capital, either by incurring additional debt, issuing equity or a combination or through the sale of our Capital Equipment Business Segment. Currently, we are prohibited from accessing the public debt or equity markets until we are able to provide historical audited financial statements for a previous acquisition or until such financial statements are no longer required to be provided by SEC regulations. Until this matter is resolved, our ability to raise capital may be limited to private equity transactions, and/or the sale of our Capital Equipment Business Segment, additional borrowing and may result in entering into an agreement on less than favorable terms.

To the extent we receive some or all of the proceeds in cash from the planned divestiture of the Capital Equipment Business Segment, we intend to apply any cash proceeds to the repayment of debt, to continue our tuck-under acquisition strategy within the Apparatus and Instrumentation Business Segment, and we may consider other uses.

Components of Operating Income

Revenues.   We generate revenues by selling instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are typically research scientists at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. Revenue from catalog sales in any period is generally a function of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 22% of our revenues for the year ended December 31, 2004 and approximately 21% for the six months ended June 30, 2005, respectively. We do not currently have the capability to accept purchase orders through our website.

Products sold under brand names of distributors including GE Healthcare (formerly Amersham Biosciences), are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the year ended December 31, 2004 approximately 53% of our revenues were derived from sales to distributors. For the six months ended June 30, 2005, approximately 58% our revenues were derived from sales to distributors.

For our higher priced products, which are typically priced over $25,000, we have a direct sales organization which consists of sales and marketing personnel, customer service, technical support, field application support and service. These organizations have been structured to attend to the specific needs associated with the promotion and support of higher priced capital equipment customers. The combined expertise of both our sales and technical support staff provide a balanced skill set when promoting the relevant products at seminars, on-site demonstrations and exhibitions which are done routinely. The expertise of our field service personnel provides complete post-sale customer support for instrument specific service, repair and maintenance, and applications support. For the year ended December 31, 2004, approximately 25% of our revenues were derived from sales by our direct sales force. For the six months ended June 30, 2005, approximately 21%, respectively, of our revenues were derived from sales by our direct sales force.

For the year ended December 31, 2004, approximately 92% of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 8% of our revenues for the year ended December 31, 2004 were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the six months ended June 30, 2005, approximately 93% of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 7% of our revenues for the six months ended June 30, 2005, were derived from complementary products we distribute. For the year ended December 31, 2004 and the three and six months ended June 30, 2005, approximately 46% and 47%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare, the distributor for our spectrophotometers, some of our plate readers and 1-D gel electrophoresis products. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Uppsala, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end users.

Cost of product revenues.   Cost of product revenues includes material, labor and manufacturing overhead costs, obsolescence charges, packaging costs, warranty costs, shipping costs and royalties. Our cost of product revenues may vary over time based on the mix of products sold. We sell products that we manufacture and products that we purchase from third parties. The products that we purchase from third parties have higher cost of goods sold because the profit is effectively shared with the original manufacturer. We anticipate that our manufactured products will continue to have a lower cost of product revenues as a percentage of revenues as compared with the cost of non-manufactured products for the foreseeable future. Additionally, our cost of product revenues as a percent of product revenues will vary based on mix of direct to end user sales and distributor sales, mix by product line and mix by geography.

General and administrative expense.   General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include, facility costs, professional fees for legal and accounting services, investor relations, insurances and provision for doubtful accounts.

Sales and marketing expense.   Sales and marketing expense consists primarily of salaries and related expenses for personnel in sales, marketing and customer support functions. We also incur costs for travel, trade shows, demonstration equipment, public relations and marketing materials, consisting primarily of the printing and distribution of our approximately 1,100 page catalog, supplements and various other specialty catalogs, and the maintenance of our websites. We may from time to time expand our marketing efforts by employing additional technical marketing specialists launching additional catalogs or web-sites or adding distributors. We may also from time to time expand our direct sales organizations in an effort to increase and/or support sales of our higher priced capital equipment instruments or to concentrate on key accounts or promote certain product lines.

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

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004:

Revenues.

	Three Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
Revenues
Apparatus and Instrumentation	$16,277	$15,626	$651	4.2%
Capital Equipment	5,447	6,834	(1,387)	-20.3%
Total	21,724	22,460	(736)	-3.3%

Apparatus and Instrumentation.   Revenues increased $0.7 million, or 4.2%, to $16.3 million for the three months ended June 30, 2005 from $15.6 million for the three months ended June 30, 2004. The increase in sales at Harvard Apparatus of approximately $0.2 million was primarily due to the increase in sales across various domestic product lines. Revenues increased approximately $0.4 million at our Biochrom subsidiary primarily due to the establishment of additional European distribution channels, increased sales to G.E. Healthcare, and an increase in sales at our Asys subsidiary. Also contributing to the increase in revenues for the second quarter of 2005 was a positive impact on sales denominated in foreign currencies of approximately $0.1 million.

Capital Equipment.   Revenues decreased $1.4 million, or 20.3%, to $5.4 million for the three months ended June 30, 2005 from $6.8 million for the three months ended June 30, 2004. The decrease in revenues for the three months ended June 30, 2005 compared to the same period of 2004 was primarily due to general decline in business across a variety of product lines at our Genomic Solutions, Union Biometrica and MAIA Scientific subsidiaries.

Cost of product revenues.

	Three Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
Cost of product sales
Apparatus and Instrumentation	$8,283	$7,950	$333	4.2%
Capital Equipment	6,576	3,228	3,348	103.7%
Total	14,859	11,178	3,681	32.9%

Apparatus and Instrumentation.   Cost of product revenues increased $0.3 million, or 4.2%, to $8.3 million for the three months ended June 30, 2005 from $8.0 million for the three months ended June 30, 2004. The increase in cost of product revenue is directly attributed to the increase in revenues described above.

Capital Equipment.   Cost of product revenues increased $3.4 million, or 103.7%, to $6.6 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004. The increase in cost of product sales is primarily related to the write-off of inventory for rationalized products of $3.5 million (see Restructuring Charges below).

Sales and marketing expense.

	Three Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
Sales and marketing expenses
Apparatus and Instrumentation	$2,041	$1,839	$202	11.0%
Capital Equipment	2,305	2,449	(144)	-5.9%
Total	4,346	4,288	58	1.4%

Apparatus and Instrumentation.   Sales and marketing expenses increased $0.2 million, or 11.0%, to $2.0 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004. The increase in sales and marketing expenses of $0.2 million is primarily due to increased investment in direct marketing at Harvard Apparatus.

Capital Equipment.   Sales and marketing expenses decreased $0.1 million, or 5.9%, to $2.3 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. The decrease in sales and marketing expenses is primarily related to a decrease in commission expense due to a decrease in revenue levels during the second quarter of 2005 compared to the same period in 2004.

General and administrative expense.

	Three Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
General and administrative expenses
Apparatus and Instrumentation	$1,757	$1,643	$114	6.9%
Capital Equipment	1,285	778	507	65.2%
Corporate	1,257	973	284	29.2%
Total	4,299	3,394	905	26.7%

Apparatus and Instrumentation.   General and administrative expenses increased $0.1 million, or 6.9%, to $1.7 million for the three months ended June 30, 2005 from $1.6 million for the three months ended June 30, 2004. The increase in general and administrative expense is primarily due to the increased investment noted above at Harvard Apratus.

Capital Equipment.   General and administrative expenses increased $0.5 million, or 65.2%, to $1.3 million for the three months ended June 30, 2005 from $0.8 million for the three months ended June 30, 2004. The increase in general and administrative expenses is primarily related to an increase of $0.7 million in our allowance for doubtful accounts as a customer of our Genomic Solutions UK subsidiary filed for insolvency. This increase was offset by decreased payroll and payroll related expenses at our Genomic Solutions subsidiary.

Corporate.   General and administrative expenses increased $0.3 million, or 29.2%, to $1.3 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. The increases in general and administrative expenses are primarily due to costs associated with Sarbanes-Oxley compliance.

Research and development expense.

	Three Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
Research and development expenses
Apparatus and Instrumentation	$704	$696	$8	1.1%
Capital Equipment	911	1,051	(140)	-13.3%
Total	1,615	1,747	(132)	-7.6%

Apparatus and Instrumentation.   Research and development expenses of $0.7 million for the three months ended June 30, 2005, were relatively consistent with the same period of 2004.

Capital Equipment.   Research and development expenses decreased $0.2 million, or 13.3%, to $0.9 million for the three months ended June 30, 2005 from $1.1 million for the three months ended June 30, 2004. The decrease primarily relates to a decrease in salary and salary related expenses which was the result of 2004 restructuring activities.

Asset abandonments and impairments.

During the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business Segment, experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144, Accounting for Impairments or Disposal of Long-Lived Assets and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company recorded abandonment and impairment charges within the Capital Equipment Business Segment totaling approximately $8.0 million for long-lived assets during the second quarter of 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business Segment during the second quarter, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business Segment of approximately $9.9 million for goodwill during the second quarter of 2005.

Restructuring charges.

Restructuring charges were $4.5 million for the three months ended June 30, 2005 compared to $0.2 million for the same period in 2004. The cost of sales component of the 2005 restructuring charges was approximately $3.5 million and related to the write-off of inventory. The remaining $1.0 million related to severance and other facility closure costs.

During 2004, the Company announced restructuring activities at its Genomic Solutions subsidiary related to the closure of a manufacturing facility and realignment of its cost structure. Total restructuring charges for 2004 were approximately $0.4 million. During 2005, the Company reviewed and modified this plan to include the closure of another manufacturing facility and to discontinue certain product lines due to product rationalization decisions made during the second quarter. Total restructuring charges during the six months ended June 30, 2005 for the Genomic Solutions subsidiary were $4.0 million. These charges related primarily to the write-off of inventory for rationalized products of $3.5 million, severance costs of $0.2 million, facility closure costs of $0.2 million and other costs of $0.1 million. The remaining $0.5 million of restructuring charges recorded during the second quarter of 2005 were related to a decision to consolidate our Union Biometrica US manufacturing facility into our Holliston, MA facility (approximately $0.2 million) and the realignment of personnel at our Biochrom, Scie-Plas and Hoefer subsidiaries (approximately $0.3 million).

Amortization of intangible assets.

Amortization of intangibles was $0.9 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively.

Other income (expense), net.

Other expense, net, for the three months ended June 30, 2005 was $0.4 million compared to $0.2 million for the same period of 2004. Other expense, net included approximately $0.2 million interest expense for the three months ended June 30, 2005 and 2004. Other expense, net, for the three months ended June 30, 2005 and 2004 included foreign exchange losses of $0.2 million and $26,000, respectively. These exchange losses were primarily the result of currency fluctuations on net payables and receivables between our subsidiaries.

Income taxes.

Income tax expense increased $3.8 million to $3.9 million for the three months ended June 30, 2005 from $0.1 million for the three months ended June 30, 2004. The increase in income tax expense is primarily due to an increase in our valuation allowance for deferred tax assets. The increase in our valuation allowance is the result of the Company’s determination that a portion of the gross deferred tax assets do not meet the “more likely than not” standard of realization based on the Company’s ability to generate sufficient future taxable income. This is the result of the decrease in revenues and operating profit margins in our Capital Equipment Business Segment during the second quarter of 2005. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

Revenues.

	Six Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
Revenues
Apparatus and Instrumentation	$32,412	$30,812	$1,600	5.2%
Capital Equipment	11,747	13,813	(2,066)	-15.0%
Total	44,159	44,625	(466)	-1.0%

Apparatus and Instrumentation.   Revenues increased $1.6 million, or 5.2% to $32.4 million for the six months ended June 30, 2005 from $30.8 million for the six months ended June 30, 2004. The increase in revenues of approximately $1.6 million was primarily due to an increase of approximately $0.7 million due to the acquisition of the KD Scientific business and of approximately $0.8 million in our Biochrom reporting unit primarily due to the establishment of additional European distribution channels and an increase in sales at our Asys subsidiary. Also contributing to the increase in revenues for the first six months of 2005 was a positive impact on sales denominated in foreign currencies of approximately $0.3 million.

Capital Equipment.   Revenues decreased $2.1 million, or 15.0%, to $11.7 million for the six months ended June 30, 2005 from $13.8 million for the six months ended June 30, 2004. The decrease in revenues for the six months ended June 30, 2005 compared to the same period of 2004 was primarily due to general decline in business across a variety of product lines at our Genomic Solutions, Union Biometrica and MAIA Scientific subsidiaries.

Cost of product revenues.

	Six Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
Cost of product sales
Apparatus and Instrumentation	$16,760	$15,738	$1,022	6.5%
Capital Equipment	9,488	7,028	2,460	35.0%
Total	26,248	22,766	3,482	15.3%

Apparatus and Instrumentation.   Cost of product revenues increased $1.0 million, or 6.5%, to $16.8 million for the six months ended June 30, 2005 from $15.7 million for the six months ended June 30, 2004. The increase in cost of product sales is directly attributed to the increase in revenues described above and an increase in sales of products with lower gross margins at our Biochrom subisidiary.

Capital Equipment.   Cost of product revenues increased $2.5 million, or 35.0%, to $9.5 million for the six months ended June 30, 2005 from $7.0 million for the six months ended June 30, 2004. The increase in cost of product sales is related to the write-off of inventory for rationalized products of $3.5 million (see restructuring charges below) offset in part by a decrease in cost of product revenues due to a decrease in sales volumes.

Sales and marketing expense.

	Six Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
Sales and marketing expenses
Apparatus and Instrumentation	$4,091	$3,693	$398	10.8%
Capital Equipment	4,681	4,893	(212)	-4.3%
Total	8,772	8,586	186	2.2%

Apparatus and Instrumentation.   Sales and marketing expenses increased $0.4 million, or 10.8%, to $4.1 million for the six months ended June 30, 2005 from $3.7 million for the six months ended June 30, 2004. The increase in sales and marketing expenses is primarily due to increased investment in direct marketing at Harvard Apparatus and expanding distribution channels at Hoefer.

Capital Equipment.   Sales and marketing expenses decreased $0.2 million, or 4.3%, to $4.7 million for the six months ended June 30, 2005 from $4.9 million for the six months ended June 30, 2004. The decrease in sales and marketing expenses is primarily related to a decrease in commission expense due to decrease in revenue levels during the second quarter of 2005 compared to the same period in 2004.

General and administrative expense.

	Six Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
General and administrative expenses
Apparatus and Instrumentation	$3,454	$3,251	$203	6.2%
Capital Equipment	1,822	1,575	247	15.7%
Corporate	2,354	1,828	526	28.8%
Total	7,630	6,654	976	14.7%

Apparatus and Instrumentation.   General and administrative expenses increased $0.2 million, or 6.2%, to $3.5 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004. The increase in general and administrative expense is primarily due to our acquisition of KD Scientific and to an increase in salary and related expenses.

Capital Equipment.   General and administrative expenses increased $0.2 million, or 15.7%, to $1.8 million for the six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. The increase in general and administrative expenses is primarily related to an increase of $0.7 million in our allowance for doubtful accounts as a customer of our Genomic Solutions UK subsidiary filed for insolvency. This increase was offset by a decrease in payroll and payroll related expenses at our Genomic Solutions subsidiary which was the result of restructuring activities.

Corporate.   General and administrative expenses increased $0.5 million, or 28.8%, to $2.4 million for the six months ended June 30, 2005 from $1.8 million for the six months ended June 30, 2004. The increases in general and administrative expenses are primarily due to costs associated with Sarbanes-Oxley compliance.

Research and development expense.

	Six Months Ended June 30,		Dollar	Percent
	2005	2004	Change	Change
	(in thousands)
Research and development expenses
Apparatus and Instrumentation	$1,574	$1,321	$253	19.2%
Capital Equipment	1,928	2,095	(167)	-8.0%
Total	3,502	3,416	86	2.5%

Apparatus and Instrumentation.   Research and development expenses increased $0.3 million, or 19.2%, to $1.6 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004. The increase was primarily due to investment to launch our new BTX 2001 electrofusion system.

Capital Equipment.   Research and development expenses decreased $0.2 million, or 8.0%, to $1.9 million for the six months ended June 30, 2005 from $2.1 million for the six months ended June 30, 2004. The decrease primarily relates to a decrease in salary and salary related expenses which was the result of 2004 restructuring activities.

Asset abandonments and impairments.

During the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business Segment, experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144, Accounting for Impairments or Disposal of Long-Lived Assets and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company recorded abandonment and impairment charges within the Capital Equipment Business Segment totaling approximately $8.0 million for long-lived assets during the second quarter of 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business Segment during the second quarter, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business Segment of approximately $9.9 million for goodwill during the second quarter of 2005.

Restructuring charges.

Restructuring charges were $4.5 million for the six months ended June 30, 2005 compared to $0.4 million for the same period in 2004. The cost of sales component of the 2005 restructuring charges was approximately $3.5 million and related to the write-off of certain inventory in the Capital Equipment Business Segment. The remaining $1.0 million related to severance and other facility closure costs.

During 2004, the Company announced restructuring activities at its Genomic Solutions subsidiary related to the closure of a manufacturing facility and realignment of its cost structure. Total restructuring charges for 2004 were approximately $0.4 million. During 2005, the Company reviewed and modified this plan to include the closure of another manufacturing facility and to discontinue certain product lines due to product rationalization decisions made during the second quarter. Total restructuring charges during the six months ended June 30, 2005 for the Genomic Solutions subsidiary were $4.0 million. These charges related primarily to the write-off of inventory for rationalized products of $3.5 million, severance costs of $0.2 million, facility closure costs of $0.2 million and other costs of $0.1 million. The remaining $0.5 million of restructuring charges recorded during the second quarter of 2005 were related to a decision to consolidate our Union Biometrica US manufacturing facility into our Holliston, MA facility (approximately $0.2 million) and the realignment of personnel at our Biochrom, Scie-Plas and Hoefer subsidiaries (approximately $0.3 million).

Amortization of intangible assets.

Amortization of intangibles was $1.8 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively.

Other income (expense), net.

Other expense, net, for the six months ended June 30, 2005 and 2004 was $0.5 million. Other expense, net included approximately $0.5 million interest expense for the six months ended June 30, 2005 compared to $0.4 million for the same period in 2004. Other expense, net, for the six months ended June 30, 2005 and 2004 also included foreign exchange losses of $0.3 million and $0.2 million, respectively. These exchange losses were primarily the result of currency fluctuations on net payables and receivables between our subsidiaries.

Income taxes.

Income tax expense increased to $4.0 million for the six months ended June 30, 2005. The increase in income tax expense is primarily due to an increase in our valuation allowance for deferred tax assets. The increase in our valuation allowance is the result of the Company’s determination that a portion of the gross deferred tax assets do not meet the “more likely than not” standard of realization based on the Company’s ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures. As of June 30, 2005, we had cash and cash equivalents of $13.2 million which represents a decrease of approximately $0.6 million from December 31, 2004. During the six months ended June 30, 2005, $1.3 million of cash was used to pay down our credit facility. As of June 30, 2005, we had approximately $15.2 million outstanding thereunder.

Overview of Cash Flows for the six months ended June 30,
(in thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operations:
Net Income	$(27,177)	$247
Changes in assets and liabilities	4,149	1,421
Other adjustments to operating cash flows	24,828	3,337
Cash provided by operations	1,800	5,005
Investing activities:
Acquisition of businesses	0	(6,776)
Other investing activities	(707)	(1,361)
Cash used in investing activities	(707)	(8,137)
Financing activities:
Cash (repayments) receipts of debt, net	(1,312)	4,956
Other financing activities	167	539
Cash provided by (used in) financing activities	(1,145)	5,495
Exchange effect on cash	(570)	(71)
Increase (decrease) in cash and cash equivalents	$(622)	$2,292

Our operating activities generated cash of $1.8 million for the six months ended June 30, 2005 compared to $5.0 million for the same period in 2004. The decrease in cash provided by operating activities from the six months ended June 30, 2005 compared to the same period in 2004 was primarily as result of the a decrease in operating profits which is the result of lower revenues in our Capital Equipment Business Segment compared to the same period in 2004.

Our investing activities used cash of $0.7 million in the first six months of 2005 compared to $8.1 million for the same period in 2004. During the first quarter of 2004, the Company acquired KD Scientific for approximately $6.6 million. The caption “Other Investing Activities” primarily includes purchases of property, plant, and equipment. During the next twelve months the Company expects to make capital expenditures of approximately $2.0 million.

Our financing activities have historically consisted of borrowings under a revolving credit facility, long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. During 2005, we repaid $1.3 million on our $20 million credit facility with Brown Brothers Harriman & Co. During the six months ended June 30, 2004, we borrowed $7.0 million under the credit facility to fund the acquisition of KD Scientific and working capital requirements and we repaid $1.3 million during the second quarter of 2004.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations, and debt capacity will be sufficient to finance current operations and capital expenditures for at least 12 months. However, we may use substantial amounts of capital to accelerate product development or expand our sales and marketing activities. We may need to raise additional capital in order to make significant acquisitions. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Currently, we are prohibited from accessing the public debt or equity markets until we are able to provide historical audited financial statements for a previous acquisition or until such financial statements are no longer required to be provided by SEC regulations. Until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms. In addition, our credit facility with Brown Brothers Harriman contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million. Accordingly, there can be no assurance that we will be successful in raising additional capital on favorable terms or at all.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the first six months of 2005, the U.S. dollar weakened against these currencies relative to the same six month period in 2004. This resulted in increased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $0.3 million and $0.2 million of foreign currency losses during the six months ended June 30, 2005 and 2004, respectively.

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

Management judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have established a valuation allowance attributable to certain temporary differences as we believe that a portion of the deferred tax assets at June 30, 2005 do not meet the “more likely than not” standard of realization based on the Company’s ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

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

Valuation of long-lived and intangible assets and goodwill.   In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the value of identifiable intangibles with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant changes in who our competitors are and what they do; significant changes in our relationship with GE Healthcare; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

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

During the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business Segment, experienced a significant decrease in revenues and operating profit margins. As a result, the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144, Accounting for Impairments or Disposal of Long-Lived Assets and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company recorded abandonment and impairment charges within the Capital Equipment Business Segment totaling approximately $8.0 million for long-lived assets during the second quarter of 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business Segment during the second quarter, in accordance with SFAS No. 142,

Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business Segment of approximately $9.9 million for goodwill during the second quarter of 2005.

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

Cautionary Factors

Our operating results may vary significantly from quarter to quarter and year to year depending on a number of factors, including:

If we are unable to complete the divestiture of our capital equipment business segment on attractive terms, our ability to implement our business strategy and our financial condition and results of operations may be materially adversely affected.

On July 27, 2005, we announced our decision to divest of our capital equipment business segment. We have decided to divest this business segment based on the fact that market conditions for the capital equipment business segment have been such that this business has not met our expectations, and because we have made a decision to focus on our apparatus and instrumentation business. We cannot assure you that we will be able to complete the divestiture of the capital equipment business segment on favorable terms, or at all. If we are unable to divest our capital equipment business for more than current book value, we will record a loss in connection with the sale that could be significant. If we are unable to sell our capital equipment business, we will be required to alter our current business strategy to determine how to proceed with this business segment. As a result, we may be required to engage in further restructuring activities or cease operating some or this entire business segment and liquidate its assets. In either case, we may incur additional expenses and additional asset impairments and management’s attention may be diverted from our current business strategy. Additionally, in order to complete the divestiture of our capital equipment business segment, we will be required to obtain the consent of our lenders under our existing credit facility. If we are unable to obtain this consent for a potential divestiture, we will be required to either retain our capital equipment business segment or trigger a default under our credit facility pursuant to which our lenders could accelerate all of our outstanding indebtedness under, and terminate, our credit facility. As of June 30, 2005, we had approximately $15.2 million outstanding under our credit facility. As a result of any of these events, our ability to implement our business strategy and our financial condition and results of operations may be materially adversely affected.

By completing the divestiture of the capital equipment business we will be losing a substantial source of our revenues.

The capital equipment business segment represented 40% and 30% of our revenues in 2003 and 2004, respectively and approximately 27% of our revenues for the first six months of 2005. By divesting of the capital equipment business segment, we will no longer have the assets that generated these revenues and, unless we are able to increase our revenues through organic growth or acquisitions, our revenues following the disposition will lower than they have been for these historical periods.

Our decision to divest of our capital equipment business may cause potential customers to be less likely to commit to purchases of capital equipment from this business segment, which may materially adversely affect revenues generated from, and value that we may receive upon the sale of, our capital equipment business segment.

Our capital equipment business segment relies on sales of capital products that are typically priced over $25,000 and supported, following their sale, by customer support, technical support and field application service support personnel. As a result of the uncertain future of our capital equipment business segment, potential customers may be less likely to commit to purchases of expensive capital equipment from this business segment. Accordingly, the revenues generated from, and value that we may receive upon the divestiture of, our capital equipment business segment may be materially adversely affected.

The divestiture of our capital equipment business segment may disrupt our business or result in costs that could have a material adverse affect on our financial condition and results of operation.

The divestiture of the capital equipment business may result in the disruption of our remaining apparatus and instrumentation business segment and diversion of management attention away from this business. We will also incur expenses in connection with our attempted divestiture of this business segment, which could materially adversely affect our financial condition or results of operations. This divestiture will require management to utilize estimates related to realizable values of assets made redundant or obsolete and expenses for severances, lease cancellations and other exit costs. Actual results could differ materially from those estimated due to, among other things: inability to sell the businesses at prices, or within time periods, anticipated by management; unanticipated expenditures in connection with the effectuation of the disposition; costs and length of time required to comply with legal requirements applicable to the disposition; and unanticipated difficulties in connection with consolidation of manufacturing and administrative functions.

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

The cyclical buying pattern and volatility of the capital equipment purchasing market could mask or exaggerate the economic trends underlying the market for our capital equipment product lines. Specifically, a decline in any quarter that is typically a quarter that we would expect to contribute less than one-quarter projected revenue for the year, could be misinterpreted if the decline was due instead to a negative trend in the market or in the demand for our products. Conversely, an increase in any quarter that is typically a quarter that we would expect to contribute less than one-quarter of projected revenue for the year, could be misinterpreted as a favorable trend in the market and in the demand for our products. This could have a material adverse effect on our operations.

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

Genomic Solutions’ revenue growth depends on many factors, many of which are beyond its control, including factors discussed in this risk factors section. Additionally, Genomic Solutions may not regain or sustain revenue growth, as evidenced during 2004, due to difficulties in integrating its acquisitions of GeneMachines and BioRobotics which resulted in a further restructuring in June 2004 which continued into the second quarter of 2005. Even if Genomic Solutions does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis.

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

Accounting for goodwill and other intangible assets may have a material adverse effect on us.

In accordance with the provisions of SFAS No. 144, we assess the value of identifiable intangibles with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by SFAS No. 144 and SFAS No. 142, accordingly, which could have an adverse effect on net income for the period in which the write off occurs.  During the quarter ended June 30, 2005, the Company recorded impairment of goodwill and other intangible assets of $9.9 and $8.0 million, respectively. At June 30, 2005, we had goodwill and intangible assets with indefinite lives of $31.9 million, or 30% of our total assets.

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

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 47%, of total revenues for the six months ended June 30, 2005 and 46% of total revenues for 2004. We anticipate that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•       changes in foreign currency exchange rates, which resulted in a foreign currency loss of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2005 and a decrease in foreign equity of approximately $2.3 million and $3.1 million the three and six months ended June 30, 2005,

•       changes in a specific country’s or region’s political or economic conditions, including western Europe, in particular,

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

For the year ended December 31, 2004 and the six months ended June 30, 2005, approximately 43%, respectively, of our business was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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

During 2003 we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down approximately $15.2 million as of June 30, 2005. The credit facility contains various financial and other covenants, including covenants relating to income, debt coverage and cash flow and minimum working capital requirements. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the $20 million facility may become immediately due and payable. This immediate payment may negatively impact our financial condition and we may be forced by our creditor into actions which may not be in our best interests.

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

As of June 30, 2005 we had $15.2 million in long term debt for amounts drawn against our revolving credit facility. A 10% change in interest rates, from the June 30, 2005 rate of 6.25% to 6.875%, would change the annual interest expense on this long term debt by approximately $95,000. Effective June 30, 2005, the interest rate on this credit facility increased to 6.25%, coinciding with a change in the prime lending rate.

Item 4. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. As described in ‘‘Management’s Annual Report on Internal Control Over Financial Reporting,’’ filed in our Form 10-K/A dated April 29, 2005, a material weakness was identified in our internal control over financial reporting related to the completeness, valuation and allocation of our accounting for income taxes. In addition, during the second quarter of 2005, a material weakness was identified in our internal control over financial reporting as the Company did not maintain effective controls over material journal entries made in connection with the financial closing process. As a result of this material weakness, a material adjustment was required in order to properly state the impairment expense recorded during the second quarter of 2005. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the aforementioned material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective, as of the end of the period covered by this report. Accordingly, our disclosure controls and procedures did not operate effectively to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the existence of these material weaknesses, we believe that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this quarterly report on Form 10-Q.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. Other than as noted above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2005, the Company held its Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, to elect two Class II Directors until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The results of the meeting were as follows:

Name of Director	For	Withheld
David Green	27,363,682	358,967
John F. Kennedy	26,915,682	806,967

Following the Annual Meeting of Stockholders, the composition of the Board of Directors is as follows:

Class III Directors (to serve until 2006 Annual Meeting)

Chane Graziano

Earl R. Lewis

Class I Directors (to serve until 2007 Annual Meeting)

Robert A. Dishman

Neil J. Harte

Class II Directors (to serve until 2008 Annual Meeting)

David Green

John F. Kennedy

Item 6. Exhibits

Exhibit Index
10.1	Harvard Bioscience, Inc. 2005 Corporate Bonus Plan., incorporated by reference to Form 8-K dated May 25, 2005 and filed on June 1, 2005.
10.2+	Executive Officer Compensation Arrangements (2005 Salaries).
10.3+	2005 Director Compensation Arrangements.
31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                Filed herewithin

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
Date: August 9, 2005