Form 10-Q
period 2005-09-30
HARVARD BIOSCIENCE INC
filed 2005-11-08
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell Company (as defined in Exchange Act Rule 12b-2). ☐ YES  ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At October 31, 2005 there were 30,461,859 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.
Form 10-Q
For the Quarter Ended September 30, 2005
INDEX

PART I. FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$11,271	$13,867
Accounts receivable, net of allowance for doubtful accounts of $349 and $853, respectively	10,039	18,519
Inventories	9,739	25,465
Deferred income tax assets	485	495
Other receivables and other assets	2,500	2,963
Assets of discontinued operations—held for sale	35,483	—
Total current assets	69,517	61,309
Property, plant and equipment, net	4,152	7,143
Deferred income tax assets	—	810
Amortizable intangible assets, net	11,668	27,403
Goodwill and other indefinite lived intangible assets	21,293	42,535
Other assets	187	681
Total assets	$106,817	$139,881
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$24	$20
Accounts payable	3,088	6,251
Deferred revenue	291	2,159
Accrued income taxes payable	3,707	1,886
Accrued expenses	2,585	4,802
Other liabilities	210	946
Liabilities of discontinued operations	6,647	—
Total current liabilities	16,552	16,064
Long-term debt, less current installments	14,500	16,520
Deferred income tax liabilities	423	1,507
Other liabilities	765	1,433
Total liabilities	32,240	35,524
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,122,643 and 35,052,449 shares issued and 30,461,859 and 30,391,665 shares outstanding, respectively	351	351
Additional paid-in-capital	173,639	173,469
Accumulated deficit	(102,778)	(76,262)
Accumulated other comprehensive income	4,033	7,467
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)
Total stockholders’ equity	74,577	104,357
Total liabilities and stockholders’ equity	$106,817	$139,881

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$17,179	$16,506	$49,591	$47,318
Cost of product revenues	8,674	8,702	25,434	24,440
Gross profit	8,505	7,804	24,157	22,878
Sales and marketing expenses	1,865	1,750	5,956	5,443
General and administrative expenses	3,167	2,698	9,277	7,775
Research and development expenses	676	785	2,250	2,106
Amortization of intangible assets	413	142	1,255	1,165
Total operating expenses	6,121	5,375	18,738	16,489
Operating income	2,384	2,429	5,419	6,389
Other income (expense):
Foreign exchange	(22)	25	(87)	8
Interest expense	(226)	(211)	(673)	(576)
Interest income	52	44	152	114
Other, net	(38)	(23)	(18)	(119)
Other income (expense), net	(234)	(165)	(626)	(573)
Income from continuing operations before income taxes	2,150	2,264	4,793	5,816
Income taxes	60	923	4,034	2,332
Income from continuing operations	2,090	1,341	759	3,484
Discontinued operations, net of tax	(1,429)	(384)	(27,275)	(2,280)
Net income (loss)	$661	$957	$(26,516)	$1,204
Income (loss) per share:
Basic earnings per common share from continuing operations	$0.07	$0.04	$0.02	$0.12
Discontinued operations	(0.05)	(0.01)	(0.90)	(0.08)
Basic earnings (loss) per common share	$0.02	$0.03	$(0.87)	$0.04
Diluted earnings per common share from continuing operations	$0.07	$0.04	$0.02	$0.11
Discontinued operations	(0.05)	(0.01)	(0.89)	(0.07)
Diluted earnings (loss) per common share	$0.02	$0.03	$(0.86)	$0.04
Weighted average common shares:
Basic	30,461	30,313	30,436	30,240
Diluted	30,661	30,831	30,754	31,187

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(26,516)	$1,204
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	—	134
Depreciation	1,896	1,878
Abandonment and impairment of assets	17,923	—
Restructuring charges	3,685	—
Amortization of catalog costs	134	105
(Gain) loss on sale of property, plant and equipment	132	58
Amortization of intangible assets	2,263	2,556
Amortization of deferred financing costs	80	80
Deferred income taxes	(193)	47
Changes in operating assets and liabilities, net of effects of business acquisitions:
Change in accounts receivable	1,794	2,634
Change in inventories	(164)	370
Change in other receivables and other assets	(321)	(269)
Change in other assets	49	105
Change in trade accounts payable	(959)	(1,578)
Change in accrued income taxes payable	2,220	(872)
Change in accrued expenses	(316)	711
Change in deferred revenue	(88)	284
Change in other liabilities	(469)	5
Net cash provided by operating activities	1,150	7,452
Cash flows from investing activities:
Additions to property, plant and equipment	(1,029)	(1,955)
Additions to catalog costs	—	(369)
Proceeds from sales of fixed assets	20	13
Acquisition of businesses, net of cash acquired	—	(6,974)
Net cash used in investing activities	(1,009)	(9,285)
Cash flows from financing activities:
Net proceeds from long-term debt	—	6,950
Repayments of long-term debt	(2,016)	(2,399)
Net proceeds from issuance of common stock	170	708
Net cash provided by (used in) financing activities	(1,846)	5,259
Effect of exchange rate changes on cash	(250)	(56)
Increase (decrease) in cash and cash equivalents	(1,955)	3,370
Cash and cash equivalents at the beginning of period	13,867	8,223
Cash and cash equivalents at the end of period	$11,912	$11,593
Supplemental disclosures of cash flow information:
Cash paid for interest	$673	$545
Cash paid for income taxes	$2,071	$1,435

Note:         The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $11,271 cash held by continuing operations and $641 cash held by discontinued operations.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2005, and results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

During the quarter ended June 30, 2005, the Company realigned its lines of business for financial reporting purposes into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. The Company had previously been arranged in a single segment for financial reporting purposes.

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment.  As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported	$661	$957	$(26,516)	$1,204
Add: stock-based employee compensation expense included in reported net income, net of tax	—	51	—	132
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(849)	(1,429)	(2,425)	(3,623)
Pro forma net loss	$(188)	$(421)	$(28,941)	$(2,287)
Earnings (loss) per share:
Basic—as reported	$0.02	$0.03	$(0.87)	$0.04
Basic—pro forma	$(0.01)	$(0.01)	$(0.95)	$(0.08)
Diluted—as reported	$0.02	$0.03	$(0.87)	$0.04
Diluted—pro forma	$(0.01)	$(0.01)	$(0.95)	$(0.08)

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

4.   Discontinued Operations

During July 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital

Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. Accordingly, results of this business segment have been classified within discontinued operations.

Prior to being classified as a discontinued operation, during the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.0 million for long-lived assets during the second quarter of 2005. The abandonment and impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business segment during the second quarter, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.9 million for goodwill during the second quarter of 2005. The impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

During 2004, the Company announced restructuring activities within the Capital Equipment Business segment at its Genomic Solutions subsidiary related to the closure of a manufacturing facility and realignment of its cost structure. Total restructuring charges for 2004 were approximately $0.4 million. During 2005, the Company reviewed and modified this plan to include the closure of another manufacturing facility and to discontinue certain product lines due to product rationalization decisions made during the second quarter. Total restructuring charges during the nine months ended September 30, 2005 for the Genomic Solutions subsidiary were $4.0 million. These charges related primarily to the write-off of inventory for rationalized products of $3.5 million, severance costs of $0.2 million, facility closure costs of $0.2 million and other costs of $0.1 million. In addition, we recorded approximately $0.2 million related to a decision to consolidate our Union Biometrica US manufacturing facility into our Holliston, MA facility.

Operating results from our Capital Equipment Business segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Total revenues	$4,727	$6,709	$16,474	$20,629
Cost of product revenues	2,229	3,112	11,717	10,247
Pretax loss	(1,429)	(741)	(27,275)	(4,028)
Income tax benefit	—	357	—	1,748
Net loss	(1,429)	(384)	(27,275)	(2,280)

Assets and liabilities of our Capital Equipment Business segment were as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Assets
Accounts receivable, net	$5,915	$8,487
Inventories	11,113	15,416
Other current assets	1,179	2,644
Total current assets	18,207	26,547
Long-lived and other assets	17,276	37,307
Total assets	$35,483	$63,854
Liabilities
Total current liabilities	$6,647	$7,235
Total liabilities	$6,647	$7,835

Under the current terms of our existing credit facility, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, sale of the Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

5.   Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	As of September 30,		As of December 31,
	2005		2004		Weighted
		Accumulated		Accumulated	Average
	Gross	Amortization	Gross	Amortization	Life(a)
	(in thousands)
Amortizable intangible assets(b):
Existing technology	$10,606	$(3,210)	$29,631	$(7,584)	8.3 years
Tradename	920	(358)	1,680	(493)	9.3 years
Distribution agreement/customer relationships.	4,753	(1,049)	4,753	(591)	7.7 years
Patents	9	(3)	9	(2)	10.6 years
Total amortizable intangible assets	$16,288	$(4,620)	$36,073	$(8,670)
Non-amortizable intangible assets(c):
Goodwill	$19,908		$41,083
Other indefinite lived intangible assets	1,385		1,452
Total goodwill and other indefinite lived intangible assets	$21,293		$42,535
Total intangible assets.	$37,581		$78,608

(a)           Weighted average life is as of September 30, 2005

(b)          During the third quarter of 2005, approximately $5.2 million of amortizable intangible assets were reclassified to discontinued operations.

(c)           During the third quarter of 2005, approximately $10.1 million of non-amortizable intangible assets were reclassified to discontinued operations.

The change in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows:

(in thousands)
Balance at December 31, 2004	$41,083
Impairments	(9,899)
Reclassified to discontinued operations	(10,053)
Effect of change in foreign currencies	(1,223)
Balance at September 30, 2005	$19,908

Intangible asset amortization expense for the three months ended September 30, 2005 and 2004 was $0.4 million and $0.1 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2005 and 2004 was $1.3 million and $1.2 million, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.7 million for the year ending December 31, 2005, $1.6 million for the years ending December 31, 2006, 2007 and 2008, $1.3 million for the year ending December 31, 2009, and $1.2 million for the year ending December 31, 2010.

During the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.0 million for long-lived assets during the second quarter of 2005. The abandonment and impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005. See Note 4 - Discontinued Operations.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business segment during the second quarter, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.9 million for goodwill during the second quarter of 2005. The impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005. See Note 4 - Discontinued Operations.

6.   Income Per Share

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Basic	30,461	30,313	30,436	30,240
Effect of assumed conversion of employee stock options	200	518	318	947
Diluted	30,661	30,831	30,754	31,187

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3.2 million and 2.5 million shares of common stock for the three and nine months ended September 30, 2005, respectively as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2.3 million and 2.1 million shares of common stock for the three and nine months ended September 30, 2004, respectively, as the impact of these shares would be anti-dilutive.

7.   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Finished goods	$3,330	$9,390
Work in process	950	3,746
Raw materials	5,459	12,329
	$9,739	$25,465

As of September 30, 2005, inventories held by our Capital Equipment Business segment of $11.1 million were reclassified to assets of discontinued operations—held for sale. See Note 4—Discontinued Operations.

8.   Income Taxes

The amount recorded as gross deferred tax assets as of September 30, 2005 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The total valuation allowance, including discontinued operations, for deferred tax assets as of September 30, 2005 was $16.1 million of which $6.3 million was charged against income tax expense while $9.8 million was charged against goodwill and intangible assets. The total valuation allowance increased by $5.6 million from December 31, 2004 due to the Company’s determination that a portion of the gross deferred tax assets do not meet the “more likely than not” standard of realization as outlined in SFAS No. 109, Accounting for Income Taxes.  If the valuation allowance is fully realized, $9.8 million will reduce goodwill and intangible assets and the balance will reduce income tax expense.

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

9.   Warranty

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning	Payments		Ending
	Balance	and Other(a)	Additions(b)	Balance
	(in thousands)
Year ended December 31, 2004	$993	(841)	608	$760
Nine months ended September 30, 2005	$760	(759)	267	$268

(a)           As of September 30, 2005, warranty liabilities of our Capital Equipment Business segment of $0.5 million were reclassified to liabilities of discontinued operations. See Note 4—Discontinued Operations.

(b)          Includes additions of acquired companies.

10.   Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, as of September 30, 2005 and December 31, 2004, consists of cumulative foreign currency translation adjustments of $4.6 million and $8.1 million, respectively, and a minimum additional pension liability, net of tax, of ($0.6) million.

The components of total comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net Income	$661	$957	$(26,516)	$1,204
Other Comprehensive Income (Loss)	(327)	(18)	(3,434)	424
Comprehensive Income (Loss)	$334	$939	$(29,950)	$1,628

Other comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 consists of foreign currency translation adjustments.

11.   Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$104	$99	$324	$298
Interest cost	164	153	511	462
Expected return on plan assets	(175)	(167)	(544)	(503)
Net amortization loss	39	31	121	93
Net periodic benefit cost	$132	$116	$412	$350

For the three months ended September 30, 2005, the Company has contributed approximately $0.1 million to the defined benefit plans. For the nine months ended September 30, 2005, the Company has contributed approximately $0.4 million to the defined benefit plans. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2005.

12.   Reportable Segments

During the quarter ended June 30, 2005, the Company realigned its lines of business for financial reporting purposes into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs are not allocated for purposes of segment reporting. The Company had previously been arranged in a single segment.

During July 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. Accordingly, results of this business segment have been classified within discontinued operations. See Note 4—Discontinued Operations.

Information on our continuing business segment is summarized as follows:

	Apparatus and
	Instrumentation	Corporate	Total
	(in thousands)
Three months ended September 30, 2005
Revenues	17,179	—	17,179
Cost of product revenues	8,674	—	8,674
Sales and marketing expenses	1,865	—	1,865
General and administrative expenses	1,888	1,279	3,167
Research and development expenses	676	—	676
Amortization of intangible assets	413	—	413
Operating income (loss)	3,663	(1,279)	2,384
Other income (expense), net	(87)	(147)	(234)
Three months ended September 30, 2004
Revenues	16,506	—	16,506
Cost of product revenues	8,702	—	8,702
Sales and marketing expenses	1,750	—	1,750
General and administrative expenses	1,763	935	2,698
Research and development expenses	785	—	785
Amortization of intangible assets	142	—	142
Operating income (loss)	3,364	(935)	2,429
Other income (expense), net	(81)	(84)	(165)

	Apparatus and
	Instrumentation	Corporate	Total
	(in thousands)
Nine months ended September 30, 2005
Revenues	49,591	—	49,591
Cost of product revenues	25,434	—	25,434
Sales and marketing expenses	5,956	—	5,956
General and administrative expenses	5,644	3,633	9,277
Research and development expenses	2,250	—	2,250
Amortization of intangible assets	1,255	—	1,255
Operating income (loss)	9,052	(3,633)	5,419
Other income (expense), net	(309)	(317)	(626)
Nine months ended September 30, 2004
Revenues	47,318	—	47,318
Cost of product revenues	24,440	—	24,440
Sales and marketing expenses	5,443	—	5,443
General and administrative expenses	5,012	2,763	7,775
Research and development expenses	2,106	—	2,106
Amortization of intangible assets	1,165	—	1,165
Operating income (loss)	9,152	(2,763)	6,389
Other income (expense), net	(327)	(246)	(573)

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, our plans to divest the Capital Equipment Business segment, our business strategy, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates, our expectations regarding future costs of product revenues, our estimates regarding our capital requirements, our expenses of complying with the Sarbanes-Oxley Act of 2002, our anticipated compliance with the covenants contained in our credit facility, the adequacy of our financial resources and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Cautionary Factors” beginning on page 27 of this Quarterly Report on Form 10-Q. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

During July 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment is based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met the Company’s expectations and the decision to focus Company resources on our Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. We have presented the Capital Equipment Business segment within discontinued operations for all prior periods on a comparative basis.

During 2005, the Company realigned its lines of business for financial reporting purposes into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. The Company had previously been arranged in a single segment.

From 1999 to 2004, our revenues grew at an annual compounded growth rate of approximately 20%. This was achieved by implementing our three-part growth strategy of new product development, strategic partnerships and acquisitions. This strategy has provided us with strong organic growth in good economic times, and in tough economic times, such as we experienced in 2002, 2003, and 2004, it has provided us with strong growth through acquisition.

The products sold by the Company are typically priced under $10,000 and are sold through a comprehensive catalog and web site, through distributors including GE Healthcare (formerly Amersham Biosciences) and Fisher Scientific, or in some cases through our direct sales force. The products include syringe pumps, ventilators, isolated organ systems and amino acid analyzers, spectrophotometers, plate readers and gel electrophoresis units. The Company’s end user customers are typically research scientists at pharmaceutical and biotechnology companies, universities and government laboratories worldwide.

Financing

During 2003, we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down approximately $14.5 million as of September 30, 2005. We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will continue to be in compliance with under current operating plans. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for those, which may be funded with equity in excess of $10 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our three-part growth strategy beyond what our current cash balances and cash flow from operations can support we will need to raise more capital, either by incurring additional debt, issuing equity or a combination or through the sale of our Capital Equipment Business segment. Currently, we are prohibited from accessing the public debt or equity markets until we are able to provide historical audited financial statements for a previous acquisition or until such financial statements are no longer required to be provided by SEC regulations. Until this matter is resolved, our ability to raise capital may be limited to private equity transactions, the sale of our Capital Equipment Business segment, and/or additional borrowing and may result in entering into an agreement on less than favorable terms.

To the extent we receive some or all of the proceeds in cash from the planned divestiture of the Capital Equipment Business segment, we intend to apply any cash proceeds to the repayment of debt, to continue our tuck-under acquisition strategy within the Apparatus and Instrumentation Business segment and we may consider other uses.

Under the current terms of our existing credit facillity, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, sale of the Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

Components of Operating Income

Revenues.   We generate revenues by selling instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website. During the nine months ended September 30, 2005, revenue increased approximately 4.8% compared to the same period in 2004.

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are typically research scientists at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. Revenue from catalog sales in any period is generally a function of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 33% for the nine months ended September 30, 2005. We do not currently have the capability to accept purchase orders through our website.

Products sold under brand names of distributors including GE Healthcare (formerly Amersham Biosciences), are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the nine months ended September 30, 2005 approximately 61% our revenues were derived from sales to distributors.

For the nine months ended September 30, 2005, approximately 90% of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 10% of our revenues for the nine months ended September 30, 2005, were derived from complementary products we distribute. For the nine months ended September 30, 2005, approximately 51% of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare, the distributor for our spectrophotometers, some of our plate readers and 1-D gel electrophoresis products. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Uppsala, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end users.

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

Sales and marketing expense.   Sales and marketing expense consists primarily of salaries and related expenses for personnel in sales, marketing and customer support functions. We also incur costs for travel, trade shows, demonstration equipment, public relations and marketing materials, consisting primarily of the printing and distribution of our approximately 1,100-page catalog, supplements and various other specialty catalogs, and the maintenance of our websites. We may from time to time expand our marketing efforts by employing additional technical marketing specialists launching additional catalogs or web-sites or adding distributors. We may also from time to time expand our direct sales organizations in an effort to concentrate on key accounts or promote certain product lines.

Research and development expense.   Research and development expense consists primarily of salaries and related expenses for personnel and resources used to develop and enhance our products. Other research and development expense includes fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire.

Results of Operations from Continuing Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004:

	Three months ended September 30,
			Dollar	%
	2005	2004	Change	Change
	(in thousands, unaudited)
Revenues	$17,179	$16,506	$673	4.1%
Cost of product revenues	8,674	8,702	(28)	-0.3%
Gross margin percentage	49.5%	47.3%
Sales and marketing expenses	1,865	1,750	115	6.6%
General and administrative expenses	3,167	2,698	469	17.4%
Research and development expenses	676	785	(109)	-13.9%

Revenues.

Revenues increased $0.7 million, or 4.1%, to $17.2 million for the three months ended September 30, 2005 compared to $16.5 million for the same period in 2004. Revenues increased in the Harvard Apparatus business approximately $0.4 million across various product lines and approximately $0.5 million in the Biochrom business. Offsetting the increase in revenues for the third quarter of 2005 was a negative foreign exchange impact on sales denominated in foreign currencies of approximately $0.2 million, or 1.0%.

Cost of product revenues.

Cost of product revenues were $8.7 million for the three months ended September 30, 2005 and 2004, respectively. Gross profit as a percentage of revenue increased to 49.5% for the three months ended September 30, 2005 compared with 47.3% for the same period in 2004. The increase in gross margin percentage was mainly due to increased sales volumes, varying product mix.

Sales and marketing expense.

Sales and marketing expenses increased $0.1 million, or 6.6%, to $1.9 million for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004.

General and administrative expense.

General and administrative expenses for the third quarter of 2005 increased $0.5 million, or 17.4%, to $3.2 million compared to $2.7 million for the three months ended September 30, 2004. The increase in general and administrative expense is primarily due to increased costs associated with Sarbanes-Oxley compliance.

Research and development expense.

Research and development expenses decreased $0.1 million, or 13.9%, to $0.7 million for the third quarter ended September 30, 2005, compared to $0.8 million in the same period of 2004.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively. The increase in amortization expense was related to adjustments made during the third quarter of 2004 which resulted from final purchase price allocations for our Hoefer and KD Scientific acquisitions.

Other income (expense), net.

Other expense, net, was $0.2 million for the three months ended September 30, 2005 and 2004, respectively. Other expense, net included approximately $0.2 million interest expense for the three months ended September 30, 2005 and 2004, respectively. Other expense, net, for the three months ended September 30, 2005 included foreign exchange losses of $22,000 and for the three months ended September 30, 2004 included foreign currency gains of $25,000. These exchange losses and gains were primarily the result of currency fluctuations on net payables and receivables between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was $60,000 for the three months ended September 30, 2005 compared to $923,000 for the three months ended September 30, 2004. The decrease in income tax expense is primarily due to two events: separate presentation of 2004 income tax benefits of $357,000 from discontinued operations which are not taken into account in the $923,000 continuing operations income tax expense; and realization of tax benefits of $337,000 due to a net operating loss carryback claim and related change in the Company’s 2005 valuation allowance.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

	Nine months ended September 30,
			Dollar	%
	2005	2004	Change	Change
	(in thousands, unaudited)
Revenues	$49,591	$47,318	$2,273	4.8%
Cost of product revenues	25,434	24,440	994	4.1%
Gross margin percentage	48.7%	48.3%
Sales and marketing expenses	5,956	5,443	513	9.4%
General and administrative expenses	9,277	7,775	1,502	19.3%
Research and development expenses	2,250	2,106	144	6.8%

Revenues.

Revenues increased $2.3 million, or 4.8%, to $49.6 million for the nine months ended September 30, 2005 compared to $47.3 million for the same period in 2004. The increase in revenues of approximately $2.3 million was primarily due to sales at Biochrom which grew by approximately $1.1 million and the incremental impact of our 2004 acquisition of KD Scientific of $1.0 million. Also contributing to the increase in revenues for the nine months ended September 30, 2005 was a positive foreign exchange impact on sales denominated in foreign currencies of approximately $0.2 million, or less than 1%.

Cost of product revenues.

Cost of product revenues increased $1.0 million, or 4.1%, to $25.4 million for the nine months ended September 30, 2005 compared to $24.4 million for the same period in 2004. The increase in cost of product revenues is directly attributed to the increase in revenues described above. Gross profit as a percentage of revenue increased to 48.7% for the nine months ended September 30, 2005 compared with 48.3% for the same period in 2004.

Sales and marketing expense.

Sales and marketing expenses increased $0.6 million, or 9.4%, to $6.0 million for the nine months ended September 30, 2005 from $5.4 million for the nine months ended September 30, 2004. The increase in sales and marketing expenses is primarily due to increased investment in direct marketing at our Harvard Apparatus business and expanding distribution channels at our Biochrom business.

General and administrative expense.

General and administrative expenses increased $1.5 million, or 19.3%, to $9.3 million for the nine months ended September 30, 2005 compared to $7.8 million for the nine months ended September 30, 2004. The increase in general and administrative expense is primarily due to costs associated with Sarbanes-Oxley compliance and $0.3 million of restructuring expenses for the realignment of personnel at our Biochrom, Scie-Plas and Hoefer subsidiaries.

Research and development expense.

Research and development expenses increased $0.2 million, or 6.8%, to $2.3 million for the nine months ended September 30, 2005 compared to $2.1 million for the nine months ended September 30, 2004.

Amortization of intangible assets.

Amortization of intangibles was $1.3 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Other income (expense), net.

Other expense, net, for the nine months ended September 30, 2005 and 2004 was $0.6 million, respectively. Other expense, net included approximately $0.7 million interest expense for the nine months ended September 30, 2005 compared to $0.6 million for the same period in 2004. Other expense, net, also included foreign exchange losses of $87,000 for the nine months ended September 30, 2005 and foreign currency gains of $8,000 for the same period in 2004. These exchange losses and gains were primarily the result of currency fluctuations on net payables and receivables between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was $4.0 million for the nine months ended September 30, 2005 compared to $2.3 million for the nine months ended September 30, 2004. The increase in income tax expense is primarily due to two events: separate presentation of 2004 income tax benefits of $1.7 million from discontinued operations which are not taken into account in the $4.0 million continuing operations income tax expense; and an increase of $4.1 million in our valuation allowance for certain deferred tax assets. The increase in our valuation allowance is the result of the Company’s determination that a portion of the gross deferred tax assets no longer meet the “more likely than not” standard of realization as outlined in SFAS No. 109, Accounting for Income Taxes.

Discontinued Operations

During July 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. Accordingly, results of this business segment have been classified within discontinued operations.

Prior to being classified as a discontinued operation, during the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.0 million for long-lived assets during the second quarter of 2005. The abandonment and impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business segment during the second quarter, in accordance with SFAS No. 142, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.9 million for goodwill during the second quarter of 2005. The impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

During 2004, the Company announced restructuring activities within the Capital Equipment Business segment at its Genomic Solutions subsidiary related to the closure of a manufacturing facility and realignment of its cost structure. Total restructuring charges for 2004 were approximately $0.4 million. During 2005, the Company reviewed and modified this plan to include the closure of another manufacturing facility and to discontinue certain product lines due to product rationalization decisions made during the second quarter. Total restructuring charges during the nine months ended September 30, 2005 for the Genomic Solutions subsidiary were $4.0 million. These charges related primarily to the write-off of inventory for rationalized products of $3.5 million, severance costs of $0.2 million, facility closure costs of $0.2 million and other costs of $0.1 million. In addition, we recorded approximately $0.2 million related to a decision to consolidate our Union Biometrica US manufacturing facility into our Holliston, MA facility.

Operating results from our Capital Equipment Business segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Total revenues	$4,727	$6,709	$16,474	$20,629
Cost of product revenues	2,229	3,112	11,717	10,247
Pretax loss	(1,429)	(741)	(27,275)	(4,028)
Income tax benefit	—	357	—	1,748
Net loss	(1,429)	(384)	(27,275)	(2,280)

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures.

The Company ended the quarter with cash and cash equivalents of $11.3 million, a decrease of approximately $2.6 million since December 31, 2004. The Company ended the third quarter of 2005 with approximately $14.5 million compared to $16.5 million at December 2004 drawn against its $20 million credit facility. Total payments made on the revolving credit facility during 2005 were approximately $2.0 million, of which $0.7 million were made during the third quarter.

Accounts receivable were $10.0 million and inventory was $9.7 million as of September 30, 2005. Outstanding days of sales in the third quarter were 54 days for the three months ended September 30, 2005 compared to 53 days for the same period of 2004. Inventory turns were 3.5 times at September 30, 2005 and 2004, respectively. Both of the comparative periods exclude the Capital Equipment Business which is classified as discontinued operations.

Overview of Cash Flows
(cash flow information includes cash flows for both continuing and discontinued operations)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operations:
Net income	$(26,516)	$1,204
Changes in assets and liabilities	1,746	1,390
Other adjustments to operating cash flows	25,920	4,858
Cash provided by operations	1,150	7,452
Investing activities:
Acquisition of businesses	0	(6,974)
Other investing activities	(1,009)	(2,311)
Cash used in investing activities	(1,009)	(9,285)
Financing activities:
Cash (repayments) receipts of debt, net	(2,016)	4,551
Other financing activities	170	708
Cash provided by (used in) financing activities	(1,846)	5,259
Exchange effect on cash	(250)	(56)
Increase (decrease) in cash and cash equivalents	$(1,955)	$3,370

Our operating activities generated cash of $1.2 million for the nine months ended September 30, 2005 compared to $7.5 million for the same period in 2004. The decrease in cash provided by operating activities for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to the decrease in net income, which is the result of lower revenues in our Capital Equipment Business segment compared to the same period in 2004.

Our investing activities used cash of $1.0 million in the first nine months of 2005 compared to $9.3 million for the same period in 2004. During the first quarter of 2004, the Company acquired KD Scientific for approximately $6.6 million. The caption “Other Investing Activities” primarily includes purchases of property, plant and equipment. During the next twelve months, the Company expects to make capital expenditures of approximately $1.5 million.

Our financing activities have historically consisted of borrowings under a revolving credit facility, long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. During 2005, we repaid $2.0 million on our $20 million credit facility with Brown Brothers Harriman & Co. During the nine months ended September 30, 2004, we borrowed $7.0 million under the credit facility to fund the acquisition of KD Scientific and working capital requirements and we repaid $1.3 million during the second quarter of 2004.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations, and debt capacity will be sufficient to finance current operations and capital expenditures for at least 12 months. However, we may use substantial amounts of capital to accelerate product development or expand our sales and marketing activities. We may need to raise additional capital in order to make significant acquisitions. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities. Currently, we are prohibited from accessing the public debt or equity markets until we are able to provide historical audited financial statements for a previous acquisition or until such financial statements are no longer required to be provided by SEC regulations. Until this matter is resolved, our ability to raise capital may be limited to private equity transactions and/or additional borrowing and may result in entering into an agreement on less than favorable terms. Our credit facility with Brown Brothers Harriman contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash in excess of $6 million and for those which may be funded with equity in excess of $10 million. Under the current terms of our existing credit facility, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, sale of the Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

Accordingly, there can be no assurance that we will be successful in raising additional capital on favorable terms or at all.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the first nine months of 2005, the U.S. dollar weakened against these currencies relative to the same nine month period in 2004. This resulted in increased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $87,000 of foreign currency losses and $8,000 of foreign currency gains during the nine months ended September 30, 2005 and 2004, respectively.

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

Management judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to certain temporary differences as we believe that a portion of the deferred tax assets at September 30, 2005 do not meet the “more likely than not” standard of realization based on the Company’s ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

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

Valuation of identifiable intangible assets acquired in business combinations.   Identifiable intangible assets consist primarily of trademarks and acquired technology. Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values. Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates. The value assigned to trademarks was determined by estimating the royalty income that would be negotiated at an arm’s-length transaction if the asset were licensed from a third party. A discount factor, ranging from 20% to 40%, which represents both the business and financial risks of such investments, was used to determine the present value of the future streams of income attributable to trademarks. The specific approach used to value trademarks was the Relief from Royalty (“RFR”) method. The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset. The royalty savings are then calculated by multiplying a royalty rate times a determined royalty base, i.e., the applicable level of future revenues. In determining an appropriate royalty rate, a sample of guideline, arm’s length royalty and licensing agreements are analyzed. In determining the royalty base, forecasts are used based on management’s judgments of expected conditions and expected courses of actions. The value assigned to acquired technology was determined by using a discounted cash flow model, which measures what a buyer would be willing to pay currently for the future cash stream potential of existing technology. The specific method used to value the technologies involved estimating future cash flows to be derived as a direct result of those technologies, and discounting those future streams to their present value. The discount factors used, ranging from 20% to 40%, reflects the business and financial risks of an investment in technologies. Forecasts of future cash flows are based on management’s judgment of expected conditions and expected courses of action.

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

During the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144, Accounting for Impairments or Disposal of Long-Lived Assets and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.0 million for long-lived assets during the second quarter of 2005. The abandonment and impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business segment during the second quarter, in accordance with SFAS No. 142, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.9 million for goodwill during the second quarter of 2005. The impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

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

In July 2005, we announced our decision to divest of our Capital Equipment Business segment. We have decided to divest this business segment based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met our expectations, and because we have made a decision to focus on our Apparatus and Instrumentation business. We cannot assure you that we will be able to complete the divestiture of the Capital Equipment Business segment on favorable terms, or at all. If we are unable to divest our Capital Equipment Business for more than current book value, we will record a loss in connection with the sale that could be significant. If we are unable to sell our Capital Equipment Business, we will be required to alter our current business strategy to determine how to proceed with this business segment. As a result, we may be required to engage in further restructuring activities or cease operating some or this entire business segment and liquidate its assets. In either case, we may incur additional expenses and additional asset impairments and management’s attention may be diverted from our current business strategy. Additionally, under the current terms of our existing credit facility, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, sale of the Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility. As of September 30, 2005, we had approximately $14.5 million outstanding under our credit facility. As a result of any of these events, our ability to implement our business strategy and our financial condition and results of operations may be materially adversely affected.

By completing the divestiture of the Capital Equipment Business, we will be losing a substantial source of our revenues.

Prior to being classified as a discontinued operation, the Capital Equipment Business segment represented 40% and 30% of our revenues in 2003 and 2004, respectively and approximately 25% of our revenues for the first nine months of 2005. By divesting of the Capital Equipment Business segment, we will no longer have the assets that generated these revenues and, unless we are able to increase our revenues through organic growth or acquisitions, our revenues following the disposition will be lower than they have been for these historical periods.

Our decision to divest of our Capital Equipment Business may cause potential customers to be less likely to commit to purchases of capital equipment from this business segment, which may materially adversely affect revenues generated from, and value that we may receive upon the sale of, our Capital Equipment Business segment.

Our Capital Equipment Business segment relies on sales of capital products that are typically priced over $25,000 and supported, following their sale, by customer support, technical support and field application service support personnel. As a result of the uncertain future of our Capital Equipment Business segment, potential customers may be less likely to commit to purchases of expensive capital equipment from this business segment. Accordingly, the revenues generated from, and value that we may receive upon the divestiture of, our Capital Equipment Business segment may be materially adversely affected. In addition we may lose key employees of the Capital Equipment Business segment that may in turn adversely affect the revenues and operating results of the division and may reduce the value we receive upon the divestiture of the Business segment.

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

Our quarterly revenues will likely be affected by various factors, including the timing of equipment purchases by customers and the seasonal nature of purchasing in Europe.

Our quarterly revenues will likely be affected by various factors, including the volatile and seasonal nature of purchasing in Europe. Our revenues may vary from quarter to quarter due to a number of factors, including the timing of catalog mailings and new product introductions, the release of grant and budget funding, future acquisitions and our substantial sales to European customers, who in summer months often defer purchases. In particular, delays or reduction in purchase orders from the pharmaceutical and biotechnology industries could have a material adverse effect on us and could adversely affect our stock price.

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

We have experienced and may continue to experience reduced demand for our products as a result of the uncertainty in the general economic environment in which we and our customers operate. We cannot project the extent of the impact of the economic environment specific to our industry. If economic conditions worsen or if an economic slowdown occurs, we may experience a material adverse effect on our business, operating results and financial condition.

We may not realize the expected benefits of our recent acquisitions of BTX, Hoefer and KD Scientific due to difficulties integrating the businesses, operations and product lines.

Our ability to achieve the benefits of our recent acquisitions of BTX, Hoefer and KD Scientific will depend in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. The integration process is a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

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

In accordance with the provisions of SFAS No. 144, we assess the value of identifiable intangibles with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by SFAS No. 144 and SFAS No. 142, accordingly, which could have an adverse effect on net income for the period in which the write off occurs. During the quarter ended June 30, 2005, the Company recorded impairment of goodwill and other intangible assets, which are classified under the caption “Discontinued Operations, net of tax”, of $9.9 and $8.0 million, respectively. In addition, if any time prior to the sale of our Capital Equipment Business segment we determine that the fair value less cost to sell is below the current book value we will record additional impairment losses that could be significant. At September 30, 2005, our continuing operations had goodwill and intangible assets with indefinite lives of $21.3 million, or 30% of our total assets from continuing operations.

If our accounting estimates are not correct, our financial results could be adversely affected.

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 23. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Our business is subject to economic, political and other risks associated with international revenues and operations.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 51%, of total revenues for the nine months ended September 30, 2005. We anticipate that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•       changes in foreign currency exchange rates, which resulted in a foreign currency loss of approximately $22,000 and $87,000 for the three and nine months ended September 30, 2005, respectively, and a decrease in foreign equity of approximately $0.3 million and $3.4 million the three and nine months ended September 30, 2005,

•       changes in a specific country or region’s political or economic conditions, including Western Europe, in particular,

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

For the nine months ended September 30, 2005 approximately 46% of our continuing business was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Additional costs for complying with recent changes in Securities and Exchange Commission, NASDAQ Stock Market and accounting rules could adversely affect our profits.

Recent changes in the Securities and Exchange Commission and NASDAQ rules including the Sarbanes-Oxley Act of 2002, as well as changes in accounting rules, will cause us to incur significant additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and attempt to operate in a compliant manner. These additional costs, which were approximately $1.3 million during 2004, may be significant enough to cause our growth targets to be reduced, and consequently, our financial position and results of operations may be negatively impacted. We expect the cost of our Sarbanes-Oxley compliance efforts to be approximately $1.0 million during 2005.

We plan significant growth, and there is a risk that we will not be able to manage this growth.

Our success will depend on the expansion of our operations through both organic growth and acquisitions. Effective growth management will place increased demands on management, operational and financial resources and expertise. To manage growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. Failure to manage this growth effectively could impair our ability to generate revenue or could cause our expenses to increase more rapidly than revenue, resulting in operating losses or reduced profitability as evidenced in our 2004 results.

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

We entered into a $20 million credit facility in November 2003, which contains certain financial and negative covenants the breach of which may adversely affect our financial condition.

During 2003, we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down approximately $14.5 million as of September 30, 2005. The credit facility contains various financial and other covenants, including covenants relating to income, debt coverage and cash flow and minimum working capital requirements. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the $20 million facility may become immediately due and payable. This immediate payment may negatively impact our financial condition and we may be forced by our creditor into actions which may not be in our best interests.

Failure to raise additional capital or generate the significant capital necessary to implement our acquisition strategy, expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

We anticipate that our financial resources, which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital could seriously harm our business and product development and acquisition efforts.

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

Our continued success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our products throughout the world. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving. The degree of future protection for our proprietary rights is uncertain. Including those owned by our Capital Equipment Business segment, we own 42 U.S. patents and have 18 patent applications pending in the U.S. We also own numerous U.S. registered trademarks and trade names and have applications for the registration of trademarks and trade names pending. We rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive will be materially impaired.

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

If GE Healthcare (formerly Amersham Biosciences) terminates its distribution agreements with us, fails to renew them on favorable terms, or fails to perform its obligations under the distribution agreements, it could impair the marketing and distribution efforts for some of our products and result in lost revenues.

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

For 2004, approximately 26% of our revenues were generated through two distribution agreements with GE. The first distribution agreement was renegotiated in August 2001. Under this agreement, GE Healthcare acts as the primary marketing and distribution channel for the majority of the products of our Biochrom subsidiary and, as a result, we are restricted from allowing another person or entity to distribute, market and sell the majority of the products of our Biochrom subsidiary into the life sciences market. We are also restricted from making or promoting sales of the majority of the products of our Biochrom subsidiary to any person or entity other than GE Healthcare or its authorized sub-distributors. We have little or no control over GE Healthcare’s marketing and sales activities or the use of its resources. GE Healthcare may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by GE Healthcare to perform these activities could materially adversely affect our business and growth prospects during the term of this agreement. In addition, our inability to maintain our arrangement with GE Healthcare for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue. Our agreement with GE Healthcare may be terminated with 30 days notice under certain circumstances. This agreement has an initial term of three years, commencing August 1, 2001, after which it automatically renews for an additional two years, unless terminated earlier by either party. In addition, the agreement may be terminated in accordance with its terms by either party upon 18 months prior written notice.

The second distribution agreement, between Hoefer, Inc., our subsidiary, and GE Healthcare was entered into in November 2003 in connection with our acquisition of certain assets of the Hoefer 1-D gel electrophoresis business, including the Hoefer name, from Amersham Bioscience. The agreement provides that Hoefer will be the exclusive supplier of 1-D gel electrophoresis products to GE Healthcare. Hoefer also has the right to develop, manufacture and market 2-D gel electrophoresis products, which would be offered to GE Healthcare for sale under the GE Healthcare’s brand name. Hoefer has the right to sell any of its products, under the Hoefer brand name or any other non-GE Healthcare brand name, through other distribution channels, both direct and indirect. The initial term of the agreement is five years with an automatic five-year renewal period. GE Healthcare may terminate the agreement during the renewal period if they decide to cease all activities in 1-D gel electrophoresis or if Hoefer fails to deliver new 1-D gel electrophoresis products.

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

Additionally, some of our products may be used in areas of research involving cloning, stem cells, human tissue, organ transplants, animal research and other techniques presently being explored in the drug discovery industry. These techniques have drawn much negative attention recently in the public forum and could face similar risks to those identified above surrounding products for genomic and proteomic research.

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

As of September 30, 2005, we had $ 14.5 million in long term debt for amounts drawn against our revolving credit facility. A 10% change in interest rates, from the September 30, 2005 rate of 6.75% to 7.43%, would change the annual interest expense on this long term debt by approximately $98,000. Effective September 30, 2005, the interest rate on this credit facility increased to 6.75%, coinciding with a change in the prime lending rate.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. Other than as noted above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2005