Form 10-Q
period 2006-03-31
HARVARD BIOSCIENCE INC
filed 2006-05-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 000-31923

HARVARD BIOSCIENCE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3306140
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

84 October Hill Road, Holliston, MA	01746
(Address of Principal Executive Offices)	(Zip Code)

(508) 893-8999

(Registrant’s telephone number,

including area code)

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

At May 8, 2006 there were 30,500,890 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$9,848	$7,632
Accounts receivable, net of allowance for doubtful accounts of $353 and $347, respectively	9,371	10,143
Inventories	9,578	9,086
Deferred income tax assets	1,331	1,305
Other receivables and other assets	3,132	3,286
Assets of discontinued operations - held for sale	22,370	23,944

Total current assets	55,630	55,396

Property, plant and equipment, net	3,852	3,983
Deferred income tax assets	273	273
Amortizable intangible assets, net	10,808	11,153
Goodwill and other indefinite lived intangible assets	21,167	21,074
Other assets	124	156

Total assets	$91,854	$92,035

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,518	$21
Accounts payable	3,915	3,379
Deferred revenue	318	275
Accrued income taxes payable	167	647
Accrued expenses	1,913	3,085
Other liabilities	903	700
Liabilities of discontinued operations	4,294	4,889

Total current liabilities	20,028	12,996

Long-term debt, less current installments	—	8,500
Deferred income tax liabilities	1,233	1,235
Other liabilities	881	888

Total liabilities	22,142	23,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,161,674 and 35,142,569 shares issued and 30,500,890 and 30,481,785 shares outstanding, respectively	352	351
Additional paid-in-capital	174,170	173,694
Accumulated deficit	(107,599)	(108,139)
Accumulated other comprehensive income	3,457	3,178
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders’ equity	69,712	68,416

Total liabilities and stockholders’ equity	$91,854	$92,035

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues	$17,370	$16,135
Cost of product revenues	8,490	8,477

Gross profit	8,880	7,658

Sales and marketing expenses	2,281	2,050
General and administrative expenses	3,195	2,794
Research and development expenses	751	870
Amortization of intangible assets	412	424

Total operating expenses	6,639	6,138

Operating income	2,241	1,520

Other income (expense):
Foreign exchange	15	(20)
Interest expense	(143)	(237)
Interest income	40	59
Other, net	(27)	48

Other income (expense), net	(115)	(150)

Income from continuing operations before income taxes	2,126	1,370
Income taxes	518	485

Income from continuing operations	1,608	885
Discontinued operations, net of tax	(1,068)	(683)

Net income	$540	$202

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.05	$0.03
Discontinued operations	(0.03)	(0.02)

Basic earnings per common share	$0.02	$0.01

Diluted earnings per common share from continuing operations	$0.05	$0.03
Discontinued operations	(0.03)	(0.02)

Diluted earnings per common share	$0.02	$0.01

Weighted average common shares:
Basic	30,492	30,413

Diluted	31,151	30,893

Net income for the first quarter of 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, of $0.4 million related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) in the first quarter of fiscal 2005 because the Company did not adopt the recognition provisions of SFAS 123. See Note 3 to the Consolidated Financial Statements for additional information.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$540	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	438	—
Depreciation	267	657
Amortization of catalog costs	31	48
Loss on sale of property, plant and equipment	18	15
Amortization of intangible assets	412	896
Amortization of deferred financing costs	27	27
Deferred income taxes	(2)	(47)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Decrease in accounts receivable	2,297	980
Increase in inventories	(236)	(498)
Decrease (increase) in other receivables and other assets	31	(126)
Increase in trade accounts payable	484	314
Increase (decrease) in accrued income taxes payable	(473)	(1,152)
Decrease in accrued expenses	(1,408)	(1,056)
(Decrease) increase in deferred revenue	(70)	293
Increase (decrease) in other liabilities	16	(383)

Net cash provided by operating activities	2,372	170

Cash flows from investing activities:
Additions to property, plant and equipment	(194)	(367)
Additions to catalog costs	(8)	—
Proceeds from sales of property, plant and equipment	—	18

Net cash used in investing activities	(202)	(349)

Cash flows from financing activities:
Repayments of long-term debt	(3)	(1,305)
Net proceeds from issuance of common stock	37	77

Net cash provided by (used in) financing activities	34	(1,228)

Effect of exchange rate changes on cash	(73)	(95)

Increase (decrease) in cash and cash equivalents	2,131	(1,502)
Cash and cash equivalents at the beginning of period	9,771	13,867

Cash and cash equivalents at the end of period	$11,902	$12,365

Supplemental disclosures of cash flow information:
Cash paid for interest	$189	$257
Cash paid for income taxes	$819	$1,278

Note: The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $9,848 cash held by continuing operations and $2,054 cash held by discontinued operations as of March 31, 2006.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005, as applicable, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain reclassifications to prior year balances have been made to conform to current year presentations.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.

2. Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company adopted FASB Interpretation No. 47 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

3. Employee Stock Benefit Plans And Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.4 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the three months ended March 31, 2005 because the Company had not adopted the recognition provisions under SFAS No. 123, and there was no such expense under APB 25.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statement of Operations when the exercise price of the Company’s stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for stock-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Under this plan, 500,000 shares of common stock are authorized for issuance of which 189,811 shares were issued as of March 31, 2006. During the three months ended March 31, 2006 and 2005, respectively, the Company did not issue any shares under the Employee Stock Purchase Plan.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of December 31, 2005, there were options to purchase 243,658 shares outstanding under the 1996 Stock Plan. During the three months ended March 31, 2006 and 2005, respectively, the Company did not issue any shares under the 1996 Stock Plan.

2000 Stock Option and Incentive Plan

The 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was originally adopted by the Board of Directors on October 26, 2000, approved by the stockholders on November 29, 2000, and amended by the Board of Directors on April 5, 2006. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 3,750,000 shares of common stock for the issuance of awards under the 2000 Plan. The 2000 Plan also included an “evergreen” provision. Under the evergreen provision, on June 30 and December 31 of each year, an additional number of shares equal to 15% of the annual net increase in the total number of outstanding shares of common stock during the prior six month period were added to the shares available for the issuance of awards under the 2000 Plan. As a result of the evergreen provision, a total of 854,473 additional shares have been added to the 2000 Plan. The Company discontinued the use of the evergreen provision in 2006. As of March 31, 2006, there were options to purchase 4,023,578 shares outstanding and 351,329 shares available for grant under the 2000 Stock Plan.

As of March 31, 2006 and 2005, incentive stock options to purchase 5,730,177 and 5,270,177 shares and non-qualified stock options to purchase 3,869,368 and 3,596,868 shares, respectively, had been granted to employees, directors and consultants under the Stock Option Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three months ended March 31, 2006 and 2005, 55,000 and 6,000 stock options, respectively, were granted to employees at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended March 31,
	2006	2005
Shares of common stock outstanding	30,500,890	30,415,666

Granted	55,000	6,000
Canceled / forfeited	(52,191)	(120,000)
Expired	—	—

Net options granted	2,809	(114,000)

Grant dilution (accretion) (1)	0.01%	-0.37%

Exercised	16,855	35,251
Exercise dilution (2)	0.06%	0.12%

(1)	The percentage for grant dilution for a period is computed based on net options granted as a percentage of shares of common stock outstanding as of the end of a period.
(2)	The percentage for exercise dilution for a period is computed based on options exercised as a percentage of shares of common stock outstanding as of the end of a period.

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2006	2005
Basic	30,491,792	30,412,792
Effect of assumed conversion of employee stock options	658,894	479,746

Diluted	31,150,686	30,892,538

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,121,250 and 2,341,608 million shares of common stock for the three months ended March 31, 2006 and 2005, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

A summary of stock option transactions follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2003	1,928,395	2,906,339	$4.42
Options granted	(1,605,000)	1,605,000	7.44
Options exercised	—	(203,099)	3.30
Options cancelled / forfeited	340,069	(340,069)	4.84
Additional shares reserved	38,398	—

Balance at December 31, 2004	701,862	3,968,171	$5.66
Options granted	(683,500)	683,500	3.06
Options exercised	—	(48,139)	2.35
Options cancelled / forfeited	322,250	(322,250)	5.53
Additional shares reserved	13,526	—

Balance at December 31, 2005	354,138	4,281,282	$5.29
Options granted	(55,000)	55,000	4.49
Options exercised	—	(16,855)	1.83
Options cancelled / forfeited	52,191	(52,191)	5.23

Balance at March 31, 2006	351,329	4,267,236	$5.29

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of March 31, 2006 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at March 31, 2006	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01-2.99	776,636	7.24	$2.34	$1,590	407,386	$1.77	$1,067
$3.00-3.42	874,350	7.46	$3.11	$1,121	537,977	$3.09	$697
$3.42-4.39	528,250	7.49	$3.81	$308	292,752	$3.76	$185
$4.39-7.91	888,500	6.27	$6.99	$—	770,170	$7.31	$—
$7.99-10.00	1,199,500	7.77	$8.18	$—	652,667	$8.21	$—

$0.01-10.00	4,267,236	7.26	$5.29	$3,019	2,660,952	$5.44	$1,949

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.39 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the first quarter of 2006 and 2005 was approximately $0.1 million. The total number of in-the-money options that were exercisable as of March 31, 2006 was 1,238,115.

Valuation and Expense Information under SFAS 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS123(R) for the three months ended March 31, 2006 was allocated as follows:

Three Months Ended March 31, 2006
(in thousands)
Cost of sales	$10
Sales and marketing	28
General and administrative	365
Research and development	3
Discontinued operations	32

Total stock-based compensation	$438

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the first quarter of 2006 because we have established a valuation allowance against our net deferred tax assets.

The table below reflects net income per share, basic and diluted, for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005.

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005

Net income (loss), as reported (1)	NA	$202
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax (2)	(438)	(745)

Net income (loss) including stock-based compensation (3)	$540	$(543)

Earnings (loss) per share:
Basic - as reported (1)	NA	$0.01

Basic - including stock-based compensation (3)	$0.02	$(0.02)

Diluted - as reported (1)	NA	$0.01

Diluted - including stock-based compensation (3)	$0.02	$(0.02)

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
(3)	Net income and net income per share prior to 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $3.25 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Volatility	79.36%
Risk-free interest rate	4.82%
Expected holding period	6.25 years
Dividend yield	0%

The Company used historical volatility to calculate its expected volatility at March 31, 2006. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.

The Company calculated expected life of employee stock options utilizing the simplified method as defined by SAB 107. The simplified method averages an award’s weighted average vesting period and it’s contractual term. The vesting period is generally 4 years and the contractual life is 10 years.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 4.57%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2005 was $3.08 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2005
Volatility	94.72%
Risk-free interest rate	3.85%
Expected holding period	4 years
Dividend yield	0%

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

4. Discontinued Operations

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

Prior to being classified as a discontinued operation, during the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company used an income approach to determine the fair values. The Company recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. These abandonment and impairment charges were classified within discontinued operations for the year ended December 31, 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by the Capital Equipment Business segment during the second quarter of 2005, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. The Company used a combination of an income approach and a market approach to determine the fair value. These impairment charges were classified within discontinued operations for the year ended December 31, 2005.

During the fourth quarter of 2005, with the assistance of third party independent appraisers, the Company performed its annual impairment testing on the goodwill included in the Capital Equipment Business segment in accordance with SFAS No. 142. In addition, due to the fact that the Capital Equipment Business segment did not meet its forecasts and expectations set forth by the Company, it re-evaluated the fair value of the Capital Equipment Business segment in accordance with SFAS No. 144. As a result, an additional goodwill impairment charge of approximately $7.9 million and a write-down of long-lived assets of approximately $3.4 million were recorded during the fourth quarter of 2005. The Company used a combination of an income approach and a market approach to determine the fair value of the Capital Equipment Business segment.

Operating results from our Capital Equipment Business segment were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Total revenues	$4,494	$6,300
Cost of product revenues	2,341	2,911
Pretax loss	(1,172)	(1,045)
Income tax benefit	(104)	(362)
Net loss	(1,068)	(683)

Assets and liabilities of our Capital Equipment Business segment were as follows:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Assets
Cash and cash equivalents	$2,054	$2,139
Accounts receivable, net	4,151	5,569
Inventories	9,665	9,793
Other assets	1,790	1,741
Long-lived assets	4,710	4,702

Total assets	$22,370	$23,944

Liabilities
Total liabilities	$4,294	$4,889

5. Goodwill and Other Intangible Assetss

Intangible assets consist of the following:

					Weighted Average Life (a)
	As of March 31,		As of December 31,
	2006		2005
		(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$10,548	$(3,677)	$10,453	$(3,405)	7.9 years
Tradename	920	(388)	920	(373)	8.8 years
Distribution agreement/customer relationships	4,753	(1,354)	4,753	(1,201)	7.4 years
Patents	9	(3)	9	(3)	10.1 years

Total amortizable intangible assets	$16,230	$(5,422)	$16,135	$(4,982)

Unamortizable intangible assets:
Goodwill	$20,145		$20,052
Other indefinite lived intangible assets	1,022		1,022

Total goodwill and other indefinite lived intangible assets	$21,167		$21,074

Total intangible assets	$37,397		$37,209

(a)	Weighted average life is as of March 31, 2006.

The change in the carrying amount of goodwill for the three months ended March 31, 2006 is as follows:

(in thousands)
Balance at December 31, 2005	$20,052
Effect of change in foreign currencies	93

Balance at March 31, 2006	$20,145

Intangible asset amortization expense from continuing operations was $0.4 million for the three months ended March 31, 2006 and 2005, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.6 million for the years ending December 31, 2006, 2007, and 2008, $1.3 million for the year ended December 31, 2009, and $1.1 million for the year ended December 31, 2010.

6. Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Finished goods	$3,070	$3,205
Work in process	732	987
Raw materials	5,776	4,894

	$9,578	$9,086

7. Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Beginning Balance Reclassified to Discontinued Operations	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2005	$760	(545)	(250)	272	$237

Three months ended March 31, 2006	$237	—	(69)	87	$255

8. Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, as of March 31, 2006 and March 31, 2005, consists of cumulative foreign currency translation adjustments of $4.1 million and $3.8 million, respectively, and a minimum additional pension liability, net of tax, of $(0.6) million.

The components of total comprehensive income (loss) were as follows:

	Three months ended March 31,
	2006	2005
	(in thousands)
Net income	$540	$202
Other comprehensive income (loss)	279	(843)

Comprehensive income (loss)	$819	$(641)

Other comprehensive income (loss) for the three months ended March 31, 2006 and 2005 consists of foreign currency translation adjustments.

9. Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three months ended March 31,
	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$102	$112
Interest cost	172	176
Expected return on plan assets	(191)	(187)
Net amortization loss	47	42

Net periodic benefit cost	$130	$143

For the three months ended March 31, 2006, no contribution was made to the defined benefit plans by the Company. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2006.

10. Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.0 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting.

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. See Note 4—Discontinued Operations.

11. Revolving Credit Facility

During 2003, we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down $8.5 million as of March 31, 2006. The credit facility expires on January 1, 2007. As of March 31, 2006, we are in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million and the sale of assets with aggregate carrying values in excess of $2 million annually. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of March 31, 2006, we had available borrowing capacity under our revolving credit facility of $11.5 million, but were limited to borrowing approximately $9.0 million by the revolving credit facility’s covenants.

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

Under the current terms of our existing credit facility, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, the sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those described in these forward-looking statements include our inability to complete the divestiture of the Capital Equipment Business segment on attractive terms or on a timely basis, the potential loss of business at the Capital Equipment Business segment relating to our decision to divest this business, unanticipated costs or expenses related to the divestiture of the Capital Equipment Business segment, our failure to successfully integrate acquired businesses or technologies, expand our product offerings, introduce new products or commercialize new technologies, unanticipated costs relating to acquisitions, decreased demand for our products due to changes in our customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the timing of our customers’ capital equipment purchases and the seasonal nature of purchasing in Europe, our potential misinterpretation of trends of our capital equipment product lines due to the cyclical nature of this market, economic, political and other risks associated with international revenues and operations, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, our ability to meet the financial covenants contained in our credit facility, our ability to enter into a new credit facility on attractive terms or at all, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, impact of any impairment of our goodwill or intangible assets, and our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Looking forward into 2006, we remain encouraged by the continued strengthening of our international sales in the life sciences market and we remain committed to our goal of high revenue and profit growth through a combination of organic growth and tuck under acquisitions.

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

Financing

During 2003, we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down $8.5 million as of March 31, 2006. The credit facility expires on January 1, 2007. As of March 31, 2006, we are in compliance with all covenants contained in the credit facility. We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will continue to be in compliance with under current operating plans. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of March 31, 2006, we had available borrowing capacity under our revolving credit facility of $11.5 million, but were limited to borrowing approximately $9.0 million by the revolving credit facility’s covenants.

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

Under the current terms of our existing credit facility, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, the sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

Components of Operating Income from Continuing Operations

Revenues.    We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 31% of our revenues for the year ended December 31, 2005 and the three months ended March 31, 2006.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. Revenues derived from sales to distributors were approximately 62% of total revenues for the year ended December 31, 2005 and the three months ended March 31, 2006.

For the year ended December 31, 2005 and three months ended March 31, 2006 approximately 90% and 89%, respectively, of our revenues were derived from products we manufacture or from collaboration and research grant projects. The remaining 10% and 11% of our revenues for the year ended December 31, 2005 and three months ended March 31, 2006, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For year ended December 31, 2005 and the three months ended March 31, 2006 approximately 51% and 48%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare (formerly Amersham Biosciences), the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users.

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

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, and human relations functions. Other costs include professional fees for legal and accounting services, restructuring costs, facility costs, investor relations, insurance and provision for doubtful accounts.

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

Selected Results of Operations from Continuing Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005:

	Three months ended March 31,
	2006	2005	Dollar Change	% Change
	(in thousands, unaudited)
Revenues	$17,370	$16,135	$1,235	7.7%
Cost of product revenues	8,490	8,477	13	0.2%
Gross margin percentage	51.1%	47.5%
Sales and marketing expenses	2,281	2,050	231	11.3%
General and administrative expenses	3,195	2,794	401	14.4%
Research and development expenses	751	870	(119)	-13.7%

Revenues.

Revenues increased $1.2 million, or 7.7%, to $17.4 million for the three months ended March 31, 2006 compared to $16.1 million for the same period in 2005. Excluding the impact of foreign exchange, revenues increased $1.9 million, or 11.9%. The revenue increase was across various product lines, and was primarily attributed to an increase in demand for our pre-clinical testing products. Offsetting the increase in revenues during the first quarter of 2006 was a negative foreign exchange impact on sales denominated in foreign currencies of approximately $0.7 million, or 4.2%.

Cost of product revenues.

Cost of product revenues were $8.5 million for the three months ended March 31, 2006 and 2005, respectively. Gross profit as a percentage of revenues increased to 51.1% for the three months ended March 31, 2006 compared with 47.5% for the same period in 2005. The increase in gross profit as a percentage of revenues was mainly due to increased sales volumes, improved product mix, higher margins on certain new product introductions and a decrease in certain fixed costs.

Sales and marketing expense.

Sales and marketing expenses increased $0.2 million, or 11.3%, to $2.3 million for the three months ended March 31, 2006 compared to $2.1 million for the three months ended March 31, 2005.

General and administrative expense.

General and administrative expenses were $3.2 million, an increase of $0.4 million, or 14.4%, for the three months ended March 31, 2006 compared to $2.8 million for the three months ended March 31, 2005. The increase in general and administrative expenses is primarily due to approximately $0.4 million of stock compensation expense recognized upon the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Looking forward, we expect general and administrative expenses to be consistently higher than in the past due to the adoption of SFAS 123R.

Research and development expense.

Research and development expenses were $0.8 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

Other income (expense), net.

Other expense, net, was $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. Net interest expense was $0.1 million for the three months ended March 31, 2006 compared to net interest expense of $0.2 million for the same period in 2005. The decrease in net interest expense was primarily the result of lower average long-term debt balances in the first quarter of 2006 compared to the first quarter of 2005. Other expense, net also included foreign exchange gains of $15,000 for the three months ended March 31, 2006 compared to foreign exchange losses of $20,000 for the same period in 2005. These exchange gains and losses were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was $0.5 million for the three months ended March 31, 2006 and 2005. The effective income tax rate for continuing operations was 24.4% for the three months ended March 31, 2006, compared with 35.4% for the same period in 2005. The decrease in the effective income tax rate is principally due to the allocation of tax benefits resulting from the ability of our continuing operations to use net operating loss carryforwards that have been reserved for under SFAS No. 109, Accounting for Income Taxes.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $1.1 million for the first quarter of 2006 compared to a loss of $0.7 million for the same period in 2005.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures.

We ended the first quarter of 2006 with cash and cash equivalents of $11.9 million, of which $9.8 million was held in continuing operations and $2.1 million was held in discontinued operations. This was an increase of approximately $2.1 million, compared to cash and cash equivalents of $9.8 million at December 31, 2005. We had $8.5 million outstanding on our revolving credit facility as of March 31, 2006 and December 31, 2005, respectively. The $8.5 million outstanding on our revolving credit facility is reflected as a current liability as of March 31, 2006, because the revolving credit facility is scheduled to expire by its terms on January 1, 2007. We intend to enter into a new revolving credit facility prior to the expiration of the existing credit facility.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operations:
Net Income	$540	$202
Changes in assets and liabilities	641	(1,628)
Other adjustments to operating cash flows	1,191	1,596

Cash provided by operations	2,372	170

Investing activities:
Other investing activities	(202)	(349)

Cash used in investing activities	(202)	(349)

Financing activities:
Other financing activities	34	(1,228)

Cash provided by (used in) financing activities	34	(1,228)

Exchange effect on cash	(73)	(95)

Increase (decrease) in cash and cash equivalents	$2,131	$(1,502)

Our operating activities generated cash of $2.4 million for the three months ended March 31, 2006 compared to $0.2 million for the same period in 2005. The increase in cash flow from operations in 2006 compared to 2005 was primarily the result of increased accounts receivable collections of approximately $1.3 million and a decrease in the change in accrued income taxes payable of approximately $0.7 million.

Our investing activities used cash of $0.2 million in the three months ended March 31, 2006 compared to $0.3 million for the same period in 2005. We spent $0.2 million in the three months ended March 31, 2006 on capital expenditures compared to $0.4 million for the three months ended March 31, 2005. During 2006, we expect to spend between $1.0 million and $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. We ended 2005 and the first quarter of 2006 with $8.5 million drawn against our $20 million revolving credit facility.

On November 21, 2003, we entered into a $20 million revolving credit facility with Brown Brothers Harriman and Company (the “bank”). The credit facility, which expires on January 1, 2007 and bears an interest rate equal to the bank’s base rate, which at March 31, 2006 was equal to the prime rate of 7.75%. The credit facility contains covenants relating to net income, debt service coverage and cash flow coverage. We are currently in compliance with such covenants. The credit facility requires us to seek approval from the bank prior to any acquisition where the purchase price will exceed $10 million in stock or $6 million in cash. We are assessed a .25% fee on the unused portion of the credit facility. As of December 31, 2005 and March 31, 2006, there was $8.5 million outstanding under the credit facility. As of March 31, 2006, we had available borrowing capacity under our revolving credit facility of $11.5 million, but were limited to borrowing approximately $9.0 million by the revolving credit facility’s covenants.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for 12 months and beyond. However, we may use substantial amounts of capital to accelerate product development or expand our sales and marketing activities. We may need to raise additional capital in order to make significant acquisitions. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot assure you that we will be successful in raising additional capital on favorable terms or at all. Our credit facility with Brown Brothers Harriman contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million and the sale of assets with carrying values in excess of $2 million annually.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the first three months of 2006, the U.S. dollar strengthened against these currencies relative to the same three month period in 2005. This resulted in decreased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $15,000 of foreign currency gains and $20,000 of foreign currency losses during the three months ended March 31, 2006 and 2005, respectively.

Historically, we have not hedged our foreign currency position. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. However, as our sales expand internationally, we will continue to evaluate our currency risks and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

Critical Accounting Policies

We believe that our critical accounting policies are as follows:

•	revenue recognition;

•	accounting for income taxes;

•	inventory;

•	valuation of identifiable intangible assets and in-process research and development in business combinations;

•	valuation of long-lived and intangible assets and goodwill; and

•	stock-based compensation.

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

We account for shipping and handling fees and costs in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Our costs incurred related to shipping and handling are classified as cost of product revenues. Warranties and product returns are estimated and accrued for at the time sales are recorded. We have no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts. We provide for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience. Historically, product returns and warranty costs have not been significant, and they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.

We make estimates evaluating our allowance for doubtful accounts. On an ongoing basis, we monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Historically, such credit losses have not been significant, and they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to certain temporary differences as we believe that a portion of the deferred tax assets at March 31, 2006 do not meet the “more likely than not” standard of realization based on our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

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

The specific approach used to value trademarks was the Relief from Royalty (“RFR”) method. The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset. The royalty savings are then calculated by multiplying a royalty rate times a determined royalty base, i.e., the applicable level of future revenues. In determining an appropriate royalty rate, a sample of guideline, arm’s length royalty and licensing agreements are analyzed. In determining the royalty base, forecasts are used based on management’s judgments of expected conditions and expected courses of actions. The value assigned to acquired technology was determined by using a discounted cash flow model, which measures what a buyer would be willing to pay currently for the future cash stream potential of existing technology. The specific method used to value the technologies involved estimating future cash flows to be derived as a direct result of those technologies, and discounting those future streams to their present value. The discount factors used, ranging from 20% to 40%, reflect the business and financial risks of an investment in technologies. Forecasts of future cash flows are based on management’s judgment of expected conditions and expected courses of action.

Valuation of in-process research and development acquired in business combinations. Purchase price allocation to in-process research and development represents the estimated fair value of research and development projects that are reasonably believed to have no alternative future use. The value assigned to in-process research and development was determined by independent appraisals by estimating the cost to develop the purchased in-process research and development into commercially feasible products, estimating the percentage of completion at the acquisition date, estimating the resulting net risk-adjusted cash flows from the projects and discounting the net cash flows to their present value. The discount rates used in determining the in-process research and development expenditures reflects a higher risk of investment because of the higher level of uncertainty due in part to the nature of our business and the industry to constantly develop new technology for future product releases and ranged from 25% to 43.5%. The forecasts used by us in valuing in-process research and development were based on assumptions we believed at the time to be reasonable, but which are inherently uncertain and unpredictable. Given the uncertainties of the development process, no assurance can be given that deviations from our estimates will not occur and no assurance can be given that the in-process research and development projects identified will ever reach either technological or commercial success.

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

A long-lived asset classified as “held for sale” is initially measured at the lower of carrying amount or fair value less costs to sell. In the period the “held for sale” criteria are met, we recognize an impairment charge for any initial adjustment of the long-lived assets. During each reporting period after the initial measurement, gains or losses resulting from fluctuations in the fair value less costs to sell are recognized. Gains and losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. Assets to be disposed of are separately presented in the consolidated balance sheet and long-lived assets are no longer depreciated or amortized. The assets and liabilities of a disposal group, which are classified as held for sale, are presented separately in the appropriate asset and liability sections of the balance sheet. Operating results for all periods presented are presented as discontinued operations, net of tax. In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we have elected not to allocate interest of our consolidated debt to discontinued operations.

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test consists of a comparison of the fair value of our reporting units with their carrying amount. If the carrying amount exceeds its fair value, we are required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired. The impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. For unamortizable intangible assets if the carrying amount exceeds the fair value of the asset, we would write-down the unamortizable intangible asset to fair value.

During the second quarter of 2005, the asset groups that comprise our Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. As a result, with the assistance of third party independent appraisers we re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144, Accounting for Impairments or Disposal of Long-Lived Assets and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. We recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. The abandonment and impairment charges were classified within discontinued operations for the year ended December 31, 2005.

Also, as a result of the significant decrease in revenues and operating profit margins experienced by our Capital Equipment Business segment during the second quarter of 2005, in accordance with SFAS No. 142, we, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, we recorded impairment charges within our Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. The impairment charges were classified within discontinued operations for the year ended December 31, 2005.

During the fourth quarter of 2005, with the assistance of third party independent appraisers, we performed our annual impairment testing on the goodwill included in the Capital Equipment Business segment in accordance with SFAS No. 142. In addition, we re-evaluated the fair value of the Capital Equipment Business segment in accordance with SFAS No. 144. As a result, an additional goodwill impairment charge of approximately $7.9 million and a write-down of long-lived assets of approximately $3.4 million were recorded during the fourth quarter of 2005. We used a combination of an income approach and a market approach to determine the fair value of the Capital Equipment Business segment.

Stock-based compensation. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.4 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the three months ended March 31, 2005 because the Company had not adopted the recognition provisions under SFAS No. 123 and there was no such expense under APB 25.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statement of Operations when the exercise price of the Company’s stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), we elected to retain its method of valuation for stock-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for our pro forma information required under SFAS 123. Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company adopted FASB Interpretation No. 47 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

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

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. Historically, we have not hedged our foreign currency position. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. However, as our sales expand internationally, we will continue to evaluate currency risks and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

We are exposed to market risk from changes in interest rates primarily through our financing activities. At March 31, 2006, we had $8.5 million outstanding under our revolving credit facility, which bears interest at a variable rate equal to the prime rate. At March 31, 2006, the interest rate on this debt was 7.75%. Assuming no other changes, which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of March 31, 2006 over the next twelve months is quantified and summarized as follows:

If compared to the rate at March 31, 2006	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$85
Interest rates increase by 2.0%	$170

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Index

10.1(1)	Harvard Bioscience, Inc. Amended and Restated 2000 Stock Option and Incentive Plan.
10.2+

Letter Agreement among Harvard Bioscience, Inc., Brown Brothers Harriman & Co. and Bank of America, N.A. dated as of March 14, 2006 amending that certain Revolving Credit Loan Agreement dated as of November 21, 2003 among the parties.

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 10, 2006) and incorporated by reference thereto.
+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ BRYCE CHICOYNE
Bryce Chicoyne
Chief Financial Officer

Date: May 9, 2006