Form 10-Q
period 2006-06-30
HARVARD BIOSCIENCE INC
filed 2006-08-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

At August 1, 2006, there were 30,528,052 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$8,242	$7,632
Accounts receivable, net of allowance for doubtful accounts of $368 and $347, respectively	11,080	10,143
Inventories	10,557	9,086
Deferred income tax assets	1,386	1,305
Other receivables and other assets	2,888	3,286
Assets of discontinued operations - held for sale	21,003	23,944

Total current assets	55,156	55,396

Property, plant and equipment, net	4,046	3,983
Deferred income tax assets	273	273
Amortizable intangible assets, net	11,080	11,153
Goodwill and other indefinite lived intangible assets	21,775	21,074
Other assets	137	156

Total assets	$92,467	$92,035

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$6,500	$21
Accounts payable	3,351	3,379
Deferred revenue	305	275
Accrued income taxes payable	276	647
Accrued expenses	2,211	3,085
Other liabilities	766	700
Liabilities of discontinued operations	5,083	4,889

Total current liabilities	18,492	12,996

Long-term debt, less current installments	—	8,500
Deferred income tax liabilities	1,233	1,235
Other liabilities	1,005	888

Total liabilities	20,730	23,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,188,836 and 35,142,569 shares issued and 30,528,052 and 30,481,785 shares outstanding, respectively	352	351
Additional paid-in-capital	174,730	173,694
Accumulated deficit	(107,923)	(108,139)
Accumulated other comprehensive income	5,246	3,178
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders’ equity	71,737	68,416

Total liabilities and stockholders’ equity	$92,467	$92,035

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

		As Restated		As Restated
Revenues	$18,187	$16,277	$35,557	$32,412
Cost of product revenues	8,945	8,283	17,435	16,760

Gross profit	9,242	7,994	18,122	15,652

Sales and marketing expenses	2,356	2,041	4,637	4,091
General and administrative expenses	3,405	3,316	6,600	6,110
Research and development expenses	773	704	1,524	1,574
Amortization of intangible assets	418	418	830	842

Total operating expenses	6,952	6,479	13,591	12,617

Operating income	2,290	1,515	4,531	3,035

Other income (expense):
Foreign exchange	99	(45)	114	(65)
Interest expense	(161)	(210)	(304)	(448)
Interest income	55	41	95	100
Other, net	(32)	(28)	(59)	21

Other income (expense), net	(39)	(242)	(154)	(392)

Income from continuing operations before income taxes	2,251	1,273	4,377	2,643
Income taxes	466	318	984	803

Income from continuing operations	1,785	955	3,393	1,840
Discontinued operations, net of tax	(2,109)	(24,671)	(3,177)	(25,354)

Net income (loss)	$(324)	$(23,716)	$216	$(23,514)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.06	$0.03	$0.11	$0.06
Discontinued operations	(0.07)	(0.81)	(0.10)	(0.83)

Basic earnings (loss) per common share	$(0.01)	$(0.78)	$0.01	$(0.77)

Diluted earnings per common share from continuing operations	$0.06	$0.03	$0.11	$0.06
Discontinued operations	(0.07)	(0.80)	(0.10)	(0.82)

Diluted earnings (loss) per common share	$(0.01)	$(0.77)	$0.01	$(0.76)

Weighted average common shares:
Basic	30,506	30,432	30,499	30,423

Diluted	31,039	30,710	31,095	30,801

Net income (loss) for the three and six months ended June 30, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, of $0.5 million and $0.9 million, respectively, related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) for the three and six months ended June 30, 2005 because the Company did not adopt the recognition provisions of SFAS 123. See Note 3 to the Consolidated Financial Statements for additional information.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
		As Restated
Cash flows from operating activities:
Net income (loss)	$216	$(23,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	909	—
Depreciation	684	1,311
Abandonment and impairment of assets	—	17,806
Non-cash restructuring charges	—	3,685
Amortization of catalog costs	29	94
Loss on sale of property, plant and equipment	18	25
Amortization of intangible assets	830	1,788
Amortization of deferred financing costs	54	54
Deferred income taxes	—	(52)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	1,207	3,258
Decrease in inventories	911	239
Decrease in other receivables and other assets	457	84
Decrease in trade accounts payable	(122)	(487)
Decrease in accrued income taxes payable	(391)	(1,337)
Decrease in accrued expenses	(707)	(780)
Increase (decrease) in deferred revenue	(297)	50
Increase (decrease) in other liabilities	61	(424)

Net cash provided by operating activities	3,859	1,800

Cash flows from investing activities:
Additions to property, plant and equipment	(587)	(733)
Additions to catalog costs	(102)	(2)
Proceeds from sales of property, plant and equipment	—	28
Acquisition of assets, net of cash acquired	(1,118)	—

Net cash used in investing activities	(1,807)	(707)

Cash flows from financing activities:
Repayments of debt	(2,021)	(1,312)
Net proceeds from issuance of common stock	127	167

Net cash used in financing activities	(1,894)	(1,145)

Effect of exchange rate changes on cash	(80)	(570)

Increase (decrease) in cash and cash equivalents	78	(622)
Cash and cash equivalents at the beginning of period	9,771	13,867

Cash and cash equivalents at the end of period	$9,849	$13,245

Supplemental disclosures of cash flow information:
Cash paid for interest	$359	$489
Cash paid for income taxes	$1,020	$1,748

Note: The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $8,242 held by continuing operations and $1,607 held by discontinued operations as of June 30, 2006.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2006, and results of operations and cash flows for the three and six months ended June 30, 2006 and 2005, as applicable, have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited consolidated financial statements for the three and six months ended June 30, 2005 contain restated financial information. More specifically, during the fourth quarter of 2005, management became aware of an error in the previously reported results of operations for the second quarter of 2005. As a result of a decrease in revenues and operating profit margins in the Capital Equipment Business segment, the Company determined, during the second quarter of 2005, that a portion of its gross deferred tax assets did not meet the “more likely than not” standard for realization as outlined in SFAS No. 109, Accounting for Income Taxes. However, the Company incorrectly recognized $3.5 million of income tax expense to increase the valuation allowance above the amount required. See Note 21 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.

As discussed in note 4, the Company has decided to divest its Capital Equipment Business segment. Accordingly, the results of operations of this business segment have been reported as discontinued operations.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company adopted FASB Interpretation No. 47 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the company has not yet issued financial statements, including interim financial statements, in the period Interpretation No. 48 is adopted. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated results of operations and financial position.

3. Employee Stock Benefit Plans and Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $0.5 million and $0.9 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the three and six months ended June 30, 2005 because the Company had not adopted the recognition provisions under SFAS No. 123, and there was no such expense under APB 25.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 205,886 shares were issued as of June 30, 2006. During the three and six months ended June 30, 2006, the Company issued 16,075 shares under the Employee Stock Purchase Plan.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of June 30, 2006, there were options to purchase 241,071 shares outstanding under the 1996 Stock Plan. During the three and six months ended June 30, 2006 and 2005, no shares were issued under the 1996 Stock Plan.

Amended and Restated 2000 Stock Option and Incentive Plan

The Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was originally adopted by the Board of Directors on October 26, 2000, approved by the stockholders on November 29, 2000, and amended by the Board of Directors on April 5, 2006. Such amendment to the 2000 Plan, which included an increase in the number of shares available thereunder by 2,000,000, was approved by the stockholders at the Company’s 2006 Annual Meeting. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 6,867,675 shares of common stock for the issuance of awards under the 2000 Plan. As of June 30, 2006, there were options to purchase 4,006,578 shares outstanding and 2,357,579 shares available for grant under the 2000 Stock Plan.

As of June 30, 2006 and 2005, incentive stock options to purchase 5,730,177 and 5,627,177 shares and non-qualified stock options to purchase 3,889,368 and 3,837,368 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three and six months ended June 30, 2006, 20,000 and 75,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three and six months ended June 30, 2005, 597,500 and 603,500 stock options, respectively, were granted to employees at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares of common stock outstanding	30,528,052	30,459,721	30,528,052	30,459,721

Granted	20,000	597,500	75,000	603,500
Canceled / forfeited	(26,250)	(94,500)	(78,441)	(214,500)
Expired	—	—	—	—

Net options granted	(6,250)	503,000	(3,441)	389,000

Grant dilution (accretion) (1)	-0.02%	1.65%	-0.01%	1.28%

Exercised	13,337	10,000	30,192	45,251
Exercise dilution (2)	0.04%	0.03%	0.10%	0.15%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic	30,505,637	30,432,220	30,498,753	30,422,559
Effect of assumed conversion of employee stock options	533,556	277,549	595,878	378,089

Diluted	31,039,193	30,709,769	31,094,631	30,800,648

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,296,135 and 2,726,396 shares of common stock for the three months ended June 30, 2006 and 2005, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,166,837 and 2,443,897 shares of common stock for the six months ended June 30, 2006 and 2005, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2003	1,928,395	2,906,339	$4.42
Options granted	(1,605,000)	1,605,000	7.44
Options exercised	—	(203,099)	3.30
Options cancelled / forfeited	340,069	(340,069)	4.84
Additional shares reserved	38,398	—

Balance at December 31, 2004	701,862	3,968,171	$5.66
Options granted	(683,500)	683,500	3.06
Options exercised	—	(48,139)	2.35
Options cancelled / forfeited	322,250	(322,250)	5.53
Additional shares reserved	13,526	—

Balance at December 31, 2005	354,138	4,281,282	$5.29
Approved by shareholders	2,000,000	—	—
Options granted	(75,000)	75,000	4.41
Options exercised	—	(30,192)	2.16
Options cancelled / forfeited	78,441	(78,441)	5.69

Balance at June 30, 2006	2,357,579	4,247,649	$5.28

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2006 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at June 30, 2006	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01-2.99	766,549	7.00	$2.34	$1,615	406,799	$1.78	$1,086
$3.00-3.42	864,350	7.22	$3.11	$1,160	534,727	$3.10	$722
$3.42-4.39	548,250	7.34	$3.82	$345	320,250	$3.75	$224
$4.39-7.91	883,500	6.02	$6.99	$—	771,835	$7.29	$—
$7.99-10.00	1,185,000	7.52	$8.18	$—	640,167	$8.21	$—

$0.01-10.00	4,247,649	7.03	$5.28	$3,120	2,673,778	$5.41	$2,032

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.45 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2006 was approximately $0.02 million and $0.07 million, respectively. The total number of in-the-money options that were exercisable as of June 30, 2006 was 1,261,776.

Valuation and Expense Information under SFAS 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS123(R) for the three and six months ended June 30, 2006 was allocated as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands)
Cost of product revenues	$10	$20
Sales and marketing expenses	30	58
General and administrative expenses	372	737
Research and development expenses	3	6
Discontinued operations	56	88

Total stock-based compensation expense	$471	$909

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three and six months ended June 30, 2006 because we have established a valuation allowance against our net deferred tax assets.

The table below reflects net income per share, basic and diluted, for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(in thousands, except per share data)
Net loss, as reported in prior periods (1)	N/A	$(23,716)	N/A	$(23,514)
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax (2)	(461)	(895)	(888)	(1,697)

Net income (loss) including stock-based compensation (3)	$(324)	$(24,611)	$216	$(25,211)

Net income (loss) per share:
Basic- as reported (1)	N/A	$(0.78)	N/A	$(0.77)

Basic - including stock-based compensation (3)	$(0.01)	$(0.81)	$0.01	$(0.83)

Diluted - as reported (1)	N/A	$(0.77)	N/A	$(0.76)

Diluted - including stock-based compensation (3)	$(0.01)	$(0.80)	$0.01	$(0.82)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to 2006 was calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2006 was $3.00 per share and $3.18 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended June 30, 2006
Volatility	76.87%
Risk-free interest rate	5.09%
Expected holding period	6.25 years
Dividend yield	0%

The Company used historical volatility to calculate its expected volatility as of June 30, 2006. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.

The Company calculated expected life of employee stock options utilizing the simplified method as defined by SAB 107. The simplified method averages an award’s weighted average vesting period and its contractual term. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 3.64%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2005 was $2.07 per share and $2.08 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended June 30, 2005
Volatility	94.72%
Risk-free interest rate	3.85%
Expected holding period	4 years
Dividend yield	0%

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

4. Discontinued Operations

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met our expectations and the decision to focus our resources on our Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The Company currently anticipates it will sell the Capital Equipment Business segment in a single transaction prior to the end of the fourth quarter of 2006.

Prior to being classified as a discontinued operation, during the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. The Company believed the decrease in revenues was caused by a general market decrease in demand for capital equipment, excess capacity of certain genomics equipment in the market place, and new applications for certain products had not developed as previously anticipated. These factors led the Company to revise its expectations of future revenues and operating profit margins for the Capital Equipment Business segment. As a result, with the assistance of third-party independent appraisers, the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company used an income approach to determine the fair values of the long-lived assets tested for impairment and recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. These abandonment and impairment charges have been classified within discontinued operations for the six months ended June 30, 2005.

Also, as a result of the factors described above, in accordance with SFAS No. 142, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. The Company used a combination of an income approach and a market approach to determine the fair value of its Genomic Solutions and Union Biometrica reporting units. These impairment charges have been classified within discontinued operations for the six months ended June 30, 2005.

During the fourth quarter of 2005, certain product lines in the Capital Equipment Business segment did not meet the Company’s revenue forecasts and expectations. The Company believes that the further decline in revenues was due to the relative high price and nature of the products sold by the Capital Equipment Business segment, which customers, particularly distributors, may not be promoting and purchasing such products due to the uncertain future of the business. This led to a further reduction in the Company’s expectation of future revenues in the Capital Equipment Business segment. As a result, the Company re-evaluated the goodwill included in this segment in accordance with SFAS No. 142, as well as the fair value of the disposal group in accordance with SFAS No. 144. As a result, an additional goodwill impairment charge of approximately $7.9 million and a write-down of long-lived assets of approximately $3.4 million were recorded during the fourth quarter of 2005. The Company used a combination of an income and market approaches to determine the fair value of the disposal group.

Operating results from our Capital Equipment Business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(in thousands)
Total revenues	$4,744	$5,448	$9,238	$11,747
Cost of product revenues	2,970	6,577	5,311	9,488
Pretax loss	(2,017)	(24,695)	(3,189)	(25,378)
Income tax	92	(24)	(12)	(24)
Net loss	(2,109)	(24,671)	(3,177)	(25,354)

Assets and liabilities of our Capital Equipment Business segment were as follows:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Assets
Cash and cash equivalents	$1,607	$2,139
Accounts receivable, net	3,900	5,569
Inventories	8,920	9,793
Other assets	1,865	1,741
Long-lived assets	4,711	4,702

Total assets	$21,003	$23,944

Liabilities
Total liabilities	$5,083	$4,889

5. Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	As of June 30,		As of December 31,		Weighted Average Life (a)
	2006		2005
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$11,390	$(4,079)	$10,453	$(3,405)	7.8 years
Tradename	920	(404)	920	(373)	8.5 years
Distribution agreement/customer relationships	4,753	(1,506)	4,753	(1,201)	7.2 years
Patents	9	(3)	9	(3)	9.8 years

Total amortizable intangible assets	$17,072	$(5,992)	$16,135	$(4,982)

Unamortizable intangible assets:
Goodwill	$20,725		$20,052
Other indefinite lived intangible assets	1,050		1,022

Total goodwill and other indefinite lived intangible assets	$21,775		$21,074

Total intangible assets	$38,847		$37,209

(a)	Weighted average life is as of June 30, 2006.

The change in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows:

(in thousands)
Balance at December 31, 2005	$20,052
Effect of change in foreign currencies	673

Balance at June 30, 2006	$20,725

Intangible asset amortization expense from continuing operations was $0.4 million for the three months ended June 30, 2006 and 2005, respectively. Intangible asset amortization expense from continuing operations was $0.8 million for the six months ended June 30, 2006 and 2005, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.7 million for the years ending December 31, 2006, 2007 and 2008, $1.4 million for the year ending December 31, 2009, and $1.2 million for the years ending December 31, 2010 and 2011.

6. Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Finished goods	$3,644	$3,205
Work in process	980	987
Raw materials	5,933	4,894

	$10,557	$9,086

7. Acquisition

On June 12, 2006, the Company acquired, through its Austrian subsidiary Asys Hitech GmbH (Asys), certain assets of the microplate reader and washer product lines of Anthos Labtec Instruments GmbH (Anthos), a subsidiary of Beckman Coulter, Inc., for approximately $1.1 million (including acquisition costs of approximately $95,000). This acquisition provides the Company with a new design platform, software and a luminescence capability, which complements its current Asys product line. In accordance with Emerging Task Force 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business, the Company determined that the transaction involves the receipt of productive assets and does not constitute the acquisition of a business.

The preliminary purchase price allocation for certain assets of Anthos is as follows:

(in thousands)

Tangible assets	$690
Intangible assets:
Existing technology	404
Other indefinite lived intangibles (trade name)	24

Total intangible assets	428

Cash paid for acquisition of assets	$1,118

8. Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Beginning Balance Reclassified to Discontinued Operations	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2005	$760	(545)	(250)	272	$237
Six months ended June 30, 2006	$237	—	(86)	130	$281

9. Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, as of June 30, 2006 and 2005, consists of cumulative foreign currency translation adjustments of $5.9 million and $4.9 million, respectively, and a minimum additional pension liability, net of tax, of $(0.6) million.

The components of total comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated		As Restated
	(in thousands)
Net income (loss)	$(324)	$(23,716)	$216	$(23,514)
Other comprehensive income (loss)	1,789	(2,264)	2,068	(3,107)

Comprehensive income (loss)	$1,465	$(25,980)	$2,284	$(26,621)

Other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 consists of foreign currency translation adjustments.

10. Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$116	$108	$218	$220
Interest cost	194	171	366	347
Expected return on plan assets	(216)	(182)	(407)	(369)
Net amortization loss	53	40	100	82

Net periodic benefit cost	$147	$137	$277	$280

For the three and six months ended June 30, 2006, no contribution was made to the defined benefit plans by the Company. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2006.

11. Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.2 million and $2.3 million for the three and six months ended June 30, 2006, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2005, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting.

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. See Note 4-Discontinued Operations.

12. Revolving Credit Facility

During 2003, we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down $6.5 million as of June 30, 2006, compared to $8.5 million at December 31, 2005. The credit facility expires on January 1, 2007. As of June 30, 2006, we are in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million and the sale of assets with aggregate carrying values in excess of $2 million annually. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of June 30, 2006, we had available borrowing capacity under our revolving credit facility of $13.5 million, but were limited to borrowing approximately $12.2 million by the revolving credit facility’s covenants.

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

Under the terms of our credit facility, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, the sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

13. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Cash paid for acquisition of assets, net of cash acquired:
Net assets acquired or liabilities assumed	$690	$—
Intangible assets	428	—

Cash paid for acquisition of assets, net of cash acquired	$1,118	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those described in these forward-looking statements include our inability to complete the divestiture of the Capital Equipment Business segment on attractive terms or on a timely basis, the potential loss of business at the Capital Equipment Business segment relating to our decision to divest this business, unanticipated costs or expenses related to the divestiture of the Capital Equipment Business segment, our failure to successfully integrate acquired businesses or technologies, expand our product offerings, introduce new products or commercialize new technologies, unanticipated costs relating to acquisitions, decreased demand for our products due to changes in our customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the timing of our customers’ capital equipment purchases and the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, our ability to meet the financial covenants contained in our credit facility, our ability to enter into a new credit facility on attractive terms or at all, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, impact of any impairment of our goodwill or intangible assets, plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

During the second quarter of 2005, we realigned our lines of business into two business segments, the Apparatus and Instrumentation Business segment and our Capital Equipment Business segment.

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met our expectations and the decision to focus our resources on our Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. We currently anticipate that we will sell the Capital Equipment Business segment in a single transaction prior to the end of the fourth quarter of 2006.

From 1999 to 2005, the revenues from our continuing operations grew from $26.2 million to $67.4 million, an annual compounded growth rate of approximately 20%. During the second half of 2005, we successfully refocused our resources on our core apparatus and instrumentation business, which has been the cornerstone to our success over the last decade. As a result of these efforts, throughout 2005 and the first six months of 2006, we were able to steadily increase our organic growth and improve both our gross margin and our operating income margin. The organic sales growth has been driven by the continued strength in our core physiology and our spectrophotometer product lines and an increase in international sales, particularly in Asia Pacific and Europe.

Looking forward into the second half of 2006, we remain encouraged by the continued strengthening of our core products and international sales in the life sciences market and we remain committed to our goal of high revenue and profit growth through a combination of organic growth and tuck-under acquisitions.

Generally, management evaluates the financial performance of its operations before the effects of stock compensation expense and before the effects of purchase accounting and amortization of intangible assets related to our acquisitions. Our goal is to develop and sell products that improve life science research and as such, we monitor the operating metrics of our business and when appropriate, effect organizational changes to leverage infrastructure and distribution channels. These changes may be effected as a result of various events, including acquisitions, the worldwide economy, general market conditions and personnel changes.

Financing

During 2003, we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down $6.5 million as of June 30, 2006, compared to $8.5 million at December 31, 2005, a decrease of $2 million due to repayments during the second quarter of 2006. The credit facility expires on January 1, 2007. As of June 30, 2006, we are in compliance with all covenants contained in the credit facility. We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will continue to be in compliance with under current operating plans. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million and the sale of assets with aggregate carrying values in excess of $2 million annually. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of June 30, 2006, we had available borrowing capacity under our revolving credit facility of $13.5 million, but were limited to borrowing approximately $12.2 million by the revolving credit facility’s covenants.

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

Under the terms of our credit facility, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, the sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

Components of Operating Income from Continuing Operations

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 31% of our revenues for the year ended December 31, 2005 and approximately 34% of our revenues for the six months ended June 30, 2006.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. Revenues derived from sales to distributors were approximately 62% of total revenues for the year ended December 31, 2005 and approximately 60% for the six months ended June 30, 2006.

For the year ended December 31, 2005 and six months ended June 30, 2006 approximately 90% of our revenues were derived from products we manufacture. The remaining 10% of our revenues for the year ended December 31, 2005 and six months ended June 30, 2006 were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2005 and the six months ended June 30, 2006 approximately 51% and 50%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare (formerly Amersham Biosciences), the distributor for some of our spectrophotometers, plate readers and electrophoresis products. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users.

Cost of product revenues. Cost of product revenues includes material, labor and manufacturing overhead costs, obsolescence charges, packaging costs, warranty costs, shipping costs and royalties. Our cost of product revenues may vary over time based on the mix of products sold. We sell products that we manufacture and products that we purchase from third parties. The products that we purchase from third parties have higher cost of product revenues because the profit is effectively shared with the original manufacturer. We anticipate that our manufactured products will continue to have a lower cost of product revenues as a percentage of revenues as compared with the cost of non-manufactured products for the foreseeable future. Additionally, our cost of product revenues as a percentage of product revenues will vary based on mix of direct to end user sales and distributor sales, mix by product line and mix by geography.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and related expenses for personnel in sales, marketing and customer support functions. We also incur costs for travel, trade shows, demonstration equipment, public relations and marketing materials, consisting primarily of the printing and distribution of our approximately 1,100 page catalog, supplements and various other specialty catalogs, and the maintenance of our websites. We may from time to time expand our marketing efforts by employing additional technical marketing specialists in an effort to increase sales of selected categories of products in our catalog. We may also from time to time expand our direct sales organizations in an effort to increase and/or support sales of our higher priced instruments or to concentrate on key accounts or promote certain product lines.

General and administrative expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, and human relations functions. Other related costs include professional fees for legal and accounting services, restructuring costs, facility costs, investor relations, insurance and provision for doubtful accounts.

Research and development expense. Research and development expense consists primarily of salaries and other related expenses for personnel and capital resources used to develop and enhance our products and to support collaboration agreements. Other related expenses include fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire.

Selected Results of Operations from Continuing Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

	Three Months Ended June 30,
	2006	2005	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$18,187	$16,277	$1,910	11.7%
Cost of product revenues	8,945	8,283	662	8.0%
Gross margin percentage	50.8%	49.1%
Sales and marketing expenses	2,356	2,041	315	15.4%
General and administrative expenses	3,405	3,316	89	2.7%
Research and development expenses	773	704	69	9.8%

Revenues.

Revenues increased $1.9 million, or 11.7%, to $18.2 million for the three months ended June 30, 2006 compared to $16.3 million for the same period in 2005. Excluding the impact of foreign exchange, revenues increased $1.8 million, or 11.2%. The revenue increase was across various product lines, and was primarily attributed to an increase in demand for our pre-clinical testing products and amino acid analyzers. The foreign exchange impact on sales denominated in foreign currencies was $0.1 million, or 0.5%, during the second quarter of 2006.

Cost of product revenues.

Cost of product revenues increased $0.6 million, or 8.0%, to $8.9 million for the three months ended June 30, 2006 from $8.3 million for the three months ended June 30, 2005. Gross profit as a percentage of revenues increased to 50.8% for the three months ended June 30, 2006 compared with 49.1% for the same period in 2005. The increase in gross profit as a percentage of revenues was mainly due to increased sales volumes, improved product mix and higher margins on certain new product introductions.

Sales and marketing expense.

Sales and marketing expenses increased $0.4 million, or 15.4%, to $2.4 million for the three months ended June 30, 2006 compared to $2.0 million for the three months ended June 30, 2005. This increase is primarily due to investments in direct marketing initiatives we began making during the second half of 2005.

General and administrative expense.

General and administrative expenses were $3.4 million, an increase of $0.1 million, or 2.7%, for the three months ended June 30, 2006 compared to $3.3 million for the three months ended June 30, 2005. The increase in general and administrative expenses is primarily due to approximately $0.4 million of stock compensation expense recognized upon the adoption of SFAS 123R. This increase is offset partially by restructuring charges of $0.3 million in our Biochrom unit during the second quarter of 2005.

Research and development expense.

Research and development expenses were $0.8 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million for each of the three months ended June 30, 2006 and 2005.

Other income (expense), net.

Other expense, net, was $39,000 and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. Net interest expense was $0.1 million for the three months ended June 30, 2006 and $0.2 million for the three months ended June 30, 2005. Other expense, net also included foreign exchange gains of $0.1 million for the three months ended June 30, 2006 compared to foreign exchange losses of $45,000 for the same period in 2005. These exchange gains and losses were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.5 million for the three months ended June 30, 2006 and approximately $0.3 million for the three months ended June 30, 2005. The effective income tax rate for continuing operations was 20.7% for the three months ended June 30, 2006, compared with 25.0% for the same period in 2005. The decrease in the effective income tax rate is principally due to the allocation of tax benefits resulting from the ability of our continuing operations to use net operating loss carryforwards that have been reserved for under SFAS No. 109, Accounting for Income Taxes.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $2.1 million for the three months ended June 30, 2006 compared to a loss of $24.7 million for the same period in 2005. The change in the loss from discontinued operations was primarily related to asset impairments and restructuring charges recorded during the three months ended June 30, 2005 of approximately $21.7 million.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

	Six Months Ended June 30,
	2006	2005	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$35,557	$32,412	$3,145	9.7%
Cost of product revenues	17,435	16,760	675	4.0%
Gross margin percentage	51.0%	48.3%
Sales and marketing expenses	4,637	4,091	546	13.3%
General and administrative expenses	6,600	6,110	490	8.0%
Research and development expenses	1,524	1,574	(50)	-3.2%

Revenues.

Revenues increased $3.2 million, or 9.7%, to $35.6 million for the six months ended June 30, 2006 compared to $32.4 million for the same period in 2005. Excluding the impact of foreign exchange, revenues increased $3.7 million, or 11.6%. The revenue increase was across various product lines, and was primarily attributed to an increase in demand for our pre-clinical testing products and amino acid analyzers. Offsetting the increase in revenues during the six months ended June 30, 2006 was a negative foreign exchange impact on sales denominated in foreign currencies of approximately $0.6 million, or 1.8%.

Cost of product revenues.

Cost of product revenues increased $0.6 million, or 4.0%, to $17.4 million for the six months ended June 30, 2006 from $16.8 million for the six months ended June 30, 2005. Gross profit as a percentage of revenues increased to 51.0% for the six months ended June 30, 2006 compared with 48.3% for the same period in 2005. The increase in gross profit as a percentage of revenues was mainly due to increased sales volumes, improved product mix, higher margins on certain new product introductions and a decrease in certain fixed costs.

Sales and marketing expense.

Sales and marketing expenses increased $0.5 million, or 13.3%, to $4.6 million for the six months ended June 30, 2006 compared to $4.1 million for the six months ended June 30, 2005. We expect the level of sales and marketing expenses to be relatively consistent as a percentage of revenues for the balance of 2006. This increase is primarily due to investments in direct marketing initiatives we began making during the second half of 2005.

General and administrative expense.

General and administrative expenses were $6.6 million, an increase of $0.5 million, or 8.0%, for the six months ended June 30, 2006 compared to $6.1 million for the six months ended June 30, 2005. The increase in general and administrative expenses is primarily due to approximately $0.8 million, or $0.02 per diluted share, of stock compensation expense recognized upon the adoption of SFAS 123R. This increase is offset by restructuring charges of $0.3 million in our Biochrom unit during the second quarter of 2005.

Research and development expense.

Research and development expenses were $1.5 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

Amortization of intangible assets.

Amortization of intangibles was $0.8 million for each of the six months ended June 30, 2006 and 2005.

Other income (expense), net.

Other expense, net, was $0.2 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively. Net interest expense was $0.2 million for the six months ended June 30, 2006 compared to net interest expense of $0.3 million for the same period in 2005. The decrease in net interest expense was primarily the result of lower average long-term debt balances in the first six months of 2006 compared to the first six months of 2005. Other expense, net also included foreign exchange gains of $0.1 million for the six months ended June 30, 2006 compared to foreign exchange losses of $0.1 million for the same period in 2005. These exchange gains and losses were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was $1.0 million for the six months ended June 30, 2006 compared to $0.8 million for the six months ended June 30, 2005. The effective income tax rate for continuing operations was 22.5% for the six months ended June 30, 2006, compared with 30.4% for the same period in 2005. The decrease in the effective income tax rate is principally due to the allocation of tax benefits resulting from the ability of our continuing operations to use net operating loss carryforwards that have been reserved for under SFAS No. 109, Accounting for Income Taxes.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $3.2 million for the six months ended June 30, 2006 compared to a loss of $25.4 million for the same period in 2005. The change in loss from discontinued operations was primarily related to asset impairments and restructuring charges recorded during the six months ended June 30, 2005 of approximately $21.7 million.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures.

In our consolidated statements of cash flows, we have elected to combine the cash flows from both continuing and discontinued operations within each category, in accordance with footnote 10 of Statement of Financial Accounting Standard (SFAS) No. 95, Statement of Cash Flows. Unless specifically noted otherwise, our discussion of our cash flows below refers to combined cash flows from both continuing and discontinued operations.

We ended the second quarter of 2006 with cash and cash equivalents of $9.8 million, of which $8.2 million was held in continuing operations and $1.6 million was held in discontinued operations, compared to cash and cash equivalents of $9.8 million at December 31, 2005. As of June 30, 2006, we had $6.5 million outstanding under our credit facility, a decrease of $2 million due to repayments during the second quarter of 2006, compared to $8.5 million as of December 31, 2005. The $6.5 million outstanding on our revolving credit facility is reflected as a current liability as of June 30, 2006, because the revolving credit facility is scheduled to expire by its terms on January 1, 2007. The Company intends to enter into a new revolving credit facility prior to the expiration of the existing credit facility.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
		As Restated
Cash flows from operations:
Net income (loss)	$216	$(23,514)
Changes in assets and liabilities	1,440	603
Other adjustments to operating cash flows	2,203	24,711

Cash provided by operations	3,859	1,800
Investing activities:
Acquisition of assets	(1,118)	—
Other investing activities	(689)	(707)

Cash used in investing activities	(1,807)	(707)
Financing activities:
Other financing activities	(1,894)	(1,145)

Cash used in financing activities	(1,894)	(1,145)
Exchange effect on cash	(80)	(570)

Increase (decrease) in cash and cash equivalents	$78	$(622)

Our operating activities generated cash of $3.9 million for the six months ended June 30, 2006 compared to $1.8 million for the same period in 2005. The increase in cash flows from operations in the six months ended June 30, 2006 compared to the same period in 2005 was primarily the result of an increase in income from continuing operations of $1.5 million.

Our investing activities used cash of $1.8 million in the six months ended June 30, 2006 and $0.7 million in the six months ended June 30, 2005. During the second quarter of 2006, the Company purchased select assets of the microplate reader and washer product lines from Anthos Labtec Instruments GmbH, a subsidiary of Beckman Coulter, Inc. for approximately $1.1 million. The caption “Other investing activities” primarily includes purchases of property, plant, and equipment. We spent $0.6 million in the six months ended June 30, 2006 on capital expenditures compared to $0.7 million for the six months ended June 30, 2005. During the remainder of 2006, we expect to spend between $1.0 million and $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. We ended 2005 and the six months ended June 30, 2006 with $8.5 million and $6.5 million, respectively, drawn against our $20 million revolving credit facility.

On November 21, 2003, we entered into a $20 million revolving credit facility with Brown Brothers Harriman & Co. (the “bank”). The credit facility, which expires on January 1, 2007, bears an interest rate equal to the bank’s base rate, which at June 30, 2006 was equal to the prime rate of 8.25%. The credit facility contains covenants relating to net income, debt service coverage and cash flow coverage. We are currently in compliance with such covenants. The credit facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million and the sale of assets with carrying values in excess of $2 million annually. We are assessed a .25% fee on the unused portion of the credit facility. As of June 30, 2006, we had $6.5 million outstanding under our credit facility, a decrease of $2 million due to repayments during the second quarter of 2006, compared to $8.5 million as of December 31, 2005. As of June 30, 2006, we had available borrowing capacity under our revolving credit facility of $13.5 million, but were limited to borrowing approximately $12.2 million by the revolving credit facility’s covenants. It is our intention to enter into a new revolving credit facility prior to the expiration of the existing facility.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for 12 months and beyond. However, we may use substantial amounts of capital to accelerate product development or expand our sales and marketing activities. We may need to raise additional capital in order to make significant acquisitions. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot assure you that we will be successful in raising additional capital on favorable terms or at all. In addition, we believe that the absence of cash inflows from our discontinued businesses will not have an impact on our ability to support our current operations or operating plans.

Under the terms of our credit facility, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, the sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the six months ended June 30, 2006, the U.S. dollar strengthened against these currencies relative to the same six month period in 2005. This resulted in decreased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $0.1 million of foreign currency gains and $0.1 million of foreign currency losses during the six months ended June 30, 2006 and 2005, respectively.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to certain temporary differences as we believe that a portion of the deferred tax assets as of June 30, 2006 do not meet the “more likely than not” standard of realization based on our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

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

During the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. The Company believed the decrease in revenues was caused by a general market decrease in demand for capital equipment, excess capacity of certain genomics equipment in the market place, and new applications for certain products had not developed as previously anticipated. These factors led the Company to revise its expectations of future revenues and operating profit margins for the Capital Equipment Business segment. As a result, with the assistance of third party independent appraisers, the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company used an income approach to determine the fair values of the long-lived assets tested for impairment and recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. These abandonment and impairment charges have been classified within discontinued operations for the six months ended June 30, 2005.

Also, as a result of the factors described above, in accordance with SFAS No. 142, the Company, with the assistance of third-party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. The Company used a combination of an income approach and a market approach to determine the fair value of its Genomic Solutions and Union Biometrica reporting units. These impairment charges have been classified within discontinued operations for the six months ended June 30, 2005.

During the fourth quarter of 2005, certain product lines in the Capital Equipment Business segment did not meet the Company’s revenue forecasts and expectations. The Company believes that the further decline in revenues was due to the relative high price and nature of the products sold by Capital Equipment Business segment which customers, particularly distributors, may not be promoting and purchasing such products due to the uncertain future of the business. This led to a further reduction in the Company’s expectation of future revenues in the Capital Equipment Business segment. As a result, the Company re-evaluated the goodwill included in this segment in accordance with SFAS No. 142, as well as the fair value of the disposal group in accordance with SFAS No. 144. As a result, an additional goodwill impairment charge of approximately $7.9 million and a write-down of long-lived assets of approximately $3.4 million were recorded during the fourth quarter of 2005. The Company used a combination of an income and market approaches to determine the fair value of the disposal group.

Stock-based compensation. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $0.4 million and $0.8 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the three and six months ended June 30, 2005 because the Company had not adopted the recognition provisions under SFAS No. 123 and there was no such expense under APB 25.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company adopted FASB Interpretation No. 47 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the company has not yet issued financial statements, including interim financial statements, in the period Interpretation No. 48 is adopted. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We manufacture and test the majority of products in the United States, the United Kingdom, Germany and Austria. We sell our products globally through our direct catalog sales, direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2006, we had $6.5 million outstanding under our revolving credit facility, which bears interest at the bank’s base rate, a variable rate, which is generally equal to the prime rate. As of June 30, 2006, the interest rate on this debt was 8.25%. Assuming no other changes, which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of June 30, 2006 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of June 30, 2006	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$65
Interest rates increase by 2.0%	$130

Item 4. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the following matters were voted on by our stockholders, either in person or by proxy, and approved by the following votes:

	Shares Voted For	Votes Withheld
Election of three Class III Directors until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified.
Chane Graziano	26,894,104	327,410
Earl R. Lewis	26,540,084	681,430
George Uveges	27,071,396	150,118

Following the Annual Meeting of Stockholders, the composition of the Board of Directors is as follows:

Class I Directors (to serve until 2007 Annual Meeting)

Robert A. Dishman

Neil J. Harte

Class II Directors (to serve until 2008 Annual Meeting)

David Green

John F. Kennedy

Class III Directors (to serve until 2009 Annual Meeting)

Chane Graziano

Earl R. Lewis

George Uveges

	Shares Voted For	Shares Voted Against	Abstentions	Broker Non-Votes
Proposal to amend the Harvard Bioscience, Inc. Amended and Restated 2000 Stock Option and Incentive Plan to increase the number of shares available for issuance thereunder by 2,000,000.	19,577,771	1,289,499	39,811	6,314,433

Item 6. Exhibits

Exhibit Index
31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ BRYCE CHICOYNE
Bryce Chicoyne
Chief Financial Officer

Date: August 9, 2006