Form 10-Q
period 2006-09-30
HARVARD BIOSCIENCE INC
filed 2006-11-08
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006, there were 30,542,052 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,047	$7,632
Accounts receivable, net of allowance for doubtful accounts of $353 and $347, respectively	11,331	10,143
Inventories	11,007	9,086
Deferred income tax assets	894	1,305
Other receivables and other assets	3,023	3,286
Assets of discontinued operations - held for sale	20,284	23,944

Total current assets	53,586	55,396

Property, plant and equipment, net	4,127	3,983
Deferred income tax assets	273	273
Amortizable intangible assets, net	10,671	11,153
Goodwill and other indefinite lived intangible assets	21,891	21,074
Other assets	96	156

Total assets	$90,644	$92,035

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,000	$21
Accounts payable	3,526	3,379
Deferred revenue	333	275
Accrued income taxes payable	259	647
Accrued expenses	3,384	3,085
Other liabilities	485	700
Liabilities of discontinued operations	4,958	4,889

Total current liabilities	15,945	12,996

Long-term debt, less current installments	—	8,500
Deferred income tax liabilities	1,233	1,235
Other liabilities	985	888

Total liabilities	18,163	23,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,201,336 and 35,142,569 shares issued and 30,540,552 and 30,481,785 shares outstanding, respectively	352	351
Additional paid-in-capital	175,320	173,694
Accumulated deficit	(108,102)	(108,139)
Accumulated other comprehensive income	5,579	3,178
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders’ equity	72,481	68,416

Total liabilities and stockholders’ equity	$90,644	$92,035

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
				As Restated
Revenues	$18,941	$17,179	$54,498	$49,591
Cost of product revenues	9,578	8,674	27,013	25,434

Gross profit	9,363	8,505	27,485	24,157

Sales and marketing expenses	2,187	1,865	6,824	5,956
General and administrative expenses	4,074	3,167	10,674	9,277
Research and development expenses	810	676	2,334	2,250
Amortization of intangible assets	430	413	1,260	1,255

Total operating expenses	7,501	6,121	21,092	18,738

Operating income	1,862	2,384	6,393	5,419

Other income (expense):
Foreign exchange	(38)	(22)	76	(87)
Interest expense	(85)	(226)	(389)	(673)
Interest income	63	52	158	152
Other, net	(41)	(38)	(100)	(18)

Other income (expense), net	(101)	(234)	(255)	(626)

Income from continuing operations before income taxes	1,761	2,150	6,138	4,793
Income taxes	487	60	1,471	863

Income from continuing operations	1,274	2,090	4,667	3,930
Discontinued operations, net of tax	(1,453)	(1,429)	(4,630)	(26,783)

Net income (loss)	$(179)	$661	$37	$(22,853)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.04	$0.07	$0.15	$0.13
Discontinued operations	(0.05)	(0.05)	(0.15)	(0.88)

Basic earnings (loss) per common share	$(0.01)	$0.02	$0.00	$(0.75)

Diluted earnings per common share from continuing operations	$0.04	$0.07	$0.15	$0.13
Discontinued operations	(0.05)	(0.05)	(0.15)	(0.87)

Diluted earnings (loss) per common share	$(0.01)	$0.02	$0.00	$(0.74)

Weighted average common shares:
Basic	30,530	30,461	30,509	30,436

Diluted	31,131	30,661	31,107	30,754

Net income (loss) for the three and nine months ended September 30, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, of $0.6 million and $1.5 million, respectively, related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) for the three and nine months ended September 30, 2005 because the Company did not adopt the recognition provisions of SFAS 123. See Note 3 to the unaudited Consolidated Financial Statements for additional information.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
		As Restated
Cash flows from operating activities:
Net income (loss)	$37	$(22,853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	1,463	—
Depreciation	1,014	1,896
Abandonment and impairment of assets	681	17,455
Non-cash restructuring charges	—	3,685
Amortization of catalog costs	46	134
Loss on sale of property, plant and equipment	47	132
Amortization of intangible assets	1,260	2,263
Amortization of deferred financing costs	80	80
Deferred income taxes	460	158
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	1,733	1,794
Decrease (increase) in inventories	191	(164)
Increase in other receivables and other assets	(449)	(273)
Increase (decrease) in trade accounts payable	616	(959)
Increase (decrease) in accrued income taxes payable	247	(1,325)
Decrease in accrued expenses	(407)	(316)
Decrease in deferred revenue	(382)	(88)
Increase (decrease) in other liabilities	147	(469)

Net cash provided by operating activities	6,784	1,150

Cash flows from investing activities:
Additions to property, plant and equipment	(1,336)	(1,029)
Additions to catalog costs	(105)	—
Proceeds from sales of property, plant and equipment	3	20
Acquisitions, net of cash acquired	(1,118)	—

Net cash used in investing activities	(2,556)	(1,009)

Cash flows from financing activities:
Repayments of debt	(5,521)	(2,016)
Net proceeds from issuance of common stock	163	170

Net cash used in financing activities	(5,358)	(1,846)

Effect of exchange rate changes on cash	(75)	(250)

Decrease in cash and cash equivalents	(1,205)	(1,955)
Cash and cash equivalents at the beginning of period	9,771	13,867

Cash and cash equivalents at the end of period	$8,566	$11,912

Supplemental disclosures of cash flow information:
Cash paid for interest	$494	$673
Cash paid for income taxes	$1,451	$2,071

Note: The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $7,047 held by continuing operations and $1,519 held by discontinued operations as of September 30, 2006.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2006, and results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited consolidated financial statements for the nine months ended September 30, 2005 contain restated financial information. More specifically, during the fourth quarter of 2005, management became aware of an error in the previously reported results of operations for the second quarter of 2005. As a result of a decrease in revenues and operating profit margins in the Capital Equipment Business segment, the Company determined, during the second quarter of 2005, that a portion of its gross deferred tax assets did not meet the “more likely than not” standard for realization as outlined in SFAS No. 109, Accounting for Income Taxes. However, the Company incorrectly recognized $3.5 million of income tax expense to increase the valuation allowance above the amount required. See Note 21 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No, 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost The requirement to recognize the funded status of a benefit plan and the disclosure requirements in SFAS 158 are effective as of the end of the first fiscal year ending after December 15, 2006. The Company is in the process of evaluating the impact the adoption of SFAS 158 will have on its consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. In the period of adoption, SAB No. 108 permits existing public companies to initially apply its provisions either by (i) adjusting prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is in the process of evaluating the adoption of SAB 108 and its impact on the Company’s consolidated financial statements or results of operations.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $0.6 million and $1.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the three and nine months ended September 30, 2005 because the Company had not adopted the recognition provisions under SFAS No. 123, and there was no such expense under APB 25.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

For awards granted prior to January 1, 2006, the Company uses the accelerated expense recognition method in FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company records expense on a straight-line basis over the requisite service period for all awards granted since the adoption of SFAS 123 (R) on January 1, 2006.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 205,886 shares were issued as of September 30, 2006. During the three and nine months ended September 30, 2006, the Company issued no shares and 16,075 shares, respectively, under the Employee Stock Purchase Plan.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of September 30, 2006, there were options to purchase 241,071 shares outstanding under the 1996 Stock Plan. During the three and nine months ended September 30, 2006 and 2005, no shares were issued under the 1996 Stock Plan.

Amended and Restated 2000 Stock Option and Incentive Plan

The Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was originally adopted by the Board of Directors on October 26, 2000, approved by the stockholders on November 29, 2000, and amended by the Board of Directors on April 5, 2006. Such amendment to the 2000 Plan, which included an increase in the number of shares available thereunder by 2,000,000, was approved by the stockholders at the Company’s 2006 Annual Meeting. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 6,867,675 shares of common stock for the issuance of awards under the 2000 Plan. As of September 30, 2006, there were options to purchase 5,034,828 shares outstanding and 1,316,829 shares available for grant under the 2000 Stock Plan.

As of September 30, 2006 and 2005, incentive stock options to purchase 5,868,697 and 5,697,177 shares and non-qualified stock options to purchase 4,850,848 and 3,837,368 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three and nine months ended September 30, 2006, 1,090,000 and 1,175,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three and nine months ended September 30, 2005, 70,000 and 673,500 stock options, respectively, were granted to employees at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares of common stock outstanding	30,540,552	30,461,859	30,540,552	30,461,859

Granted	1,090,000	70,000	1,175,000	673,500
Canceled / forfeited	(59,250)	(85,500)	(137,691)	(300,000)
Expired	—	—	—	—

Net options granted	1,030,750	(15,500)	1,037,309	373,500
Grant dilution (accretion) (1)	3.38%	-0.05%	3.40%	1.23%

Exercised	12,500	2,138	42,692	47,389
Exercise dilution (2)	0.04%	0.01%	0.14%	0.16%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic	30,529,601	30,461,253	30,509,148	30,435,599
Effect of assumed conversion of employee stock options	601,702	199,449	597,842	317,888

Diluted	31,131,303	30,660,702	31,106,990	30,753,487

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,707,497 and 3,158,937 shares of common stock for the three months ended September 30, 2006 and 2005, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,312,461 and 2,463,676 shares of common stock for the nine months ended September 30, 2006 and 2005, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2003	1,928,395	2,906,339	$4.42
Options granted	(1,605,000)	1,605,000	7.44
Options exercised	—	(203,099)	3.30
Options cancelled / forfeited	340,069	(340,069)	4.84
Additional shares reserved	38,398	—

Balance at December 31, 2004	701,862	3,968,171	$5.66
Options granted	(683,500)	683,500	3.06
Options exercised	—	(48,139)	2.35
Options cancelled / forfeited	322,250	(322,250)	5.53
Additional shares reserved	13,526	—

Balance at December 31, 2005	354,138	4,281,282	$5.29
Approved by shareholders	2,000,000	—	—
Options granted	(1,175,000)	1,175,000	4.36
Options exercised	—	(42,692)	2.38
Options cancelled / forfeited	137,691	(137,691)	5.87

Balance at September 30, 2006	1,316,829	5,275,899	$5.09

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2006 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at September 30, 2006	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01-2.99	744,549	6.77	$2.33	$1,618	392,799	$1.75	$1,082
$3.00-3.42	874,350	7.01	$3.12	1,209	545,477	$3.10	763
$3.42-4.39	1,309,500	8.72	$4.10	525	367,000	$3.80	256
$4.39-7.91	1,195,500	6.87	$6.35	—	793,835	$7.22	—
$7.99-10.00	1,152,000	7.26	$8.18	—	627,667	$8.21	—

$0.01-10.00	5,275,899	7.43	$5.09	$3,352	2,726,778	$5.37	$2,101

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.50 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2006 was approximately $0.02 million and $0.09 million, respectively. The total number of in-the-money options that were exercisable as of September 30, 2006 was 1,305,276.

Valuation and Expense Information under SFAS 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS123(R) for the three and nine months ended September 30, 2006 was allocated as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands)
Cost of product revenues	$15	$35
Sales and marketing expenses	26	84
General and administrative expenses	465	1,202
Research and development expenses	3	9
Discontinued operations	45	133

Total stock-based compensation expense	$554	$1,463

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three and nine months ended September 30, 2006 because we have established a valuation allowance against our net deferred tax assets.

The table below reflects net income per share, basic and diluted, for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
				As Restated
	(in thousands, except per share data)
Net loss, as reported in prior periods (1)	N/A	$661	N/A	$(22,853)
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax (2)	(520)	(849)	(1,412)	(2,425)

Net income (loss) including stock-based compensation (3)	$(179)	$(188)	$37	$(25,278)

Income (loss) per share:
Basic - as reported (1)	N/A	$0.02	N/A	$(0.75)

Basic - including stock-based compensation (3)	$(0.01)	$(0.01)	$0.00	$(0.83)

Diluted - as reported (1)	N/A	$0.02	N/A	$(0.74)

Diluted - including stock-based compensation (3)	$(0.01)	$(0.01)	$0.00	$(0.82)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to 2006 was calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

The weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2006 was $3.08 per share and $3.08 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2006
Volatility	75.96%
Risk-free interest rate	4.82%
Expected holding period	6.25 years
Dividend yield	0%

The Company used historical volatility to calculate its expected volatility as of September 30, 2006. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price.

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

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 3.24%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2005 was $2.21 per share and $2.09 per share respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2005
Volatility	94.72%
Risk-free interest rate	3.85%
Expected holding period	4 years
Dividend yield	0%

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

4. Discontinued Operations

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met our expectations and the decision to focus our resources on our Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The Company currently anticipates that it will sell the Capital Equipment Business segment during the fourth quarter of 2006 or the first quarter of 2007.

Prior to being classified as a discontinued operation, during the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. The Company believed the decrease in revenues was caused by a general market decrease in demand for capital equipment, excess capacity of certain genomics equipment in the market place, and new applications for certain products had not developed as previously anticipated. These factors led the Company to revise its expectations of future revenues and operating profit margins for the Capital Equipment Business segment. As a result, with the assistance of third-party independent appraisers, the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company used an income approach to determine the fair values of the long-lived assets tested for impairment and recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. These abandonment and impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

Also, as a result of the factors described above, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. The Company used a combination of an income approach and a market approach to determine the fair value of its Genomic Solutions and Union Biometrica reporting units. These impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

During the fourth quarter of 2005, certain product lines in the Capital Equipment Business segment did not meet the Company’s revenue forecasts and expectations. The Company believes that the further decline in revenues was due to the relative high price and nature of the products sold by the Capital Equipment Business segment, which customers, particularly distributors, may not be promoting and purchasing such products due to the uncertain future of the business. This led to a further reduction in the Company’s expectation of future revenues in the Capital Equipment Business segment. As a result, the Company re-evaluated the goodwill included in this segment in accordance with SFAS No. 142, as well as the fair value of the disposal group in accordance with SFAS No. 144. As a result, an additional goodwill impairment charge of approximately $7.9 million and a write-down of long-lived assets of approximately $3.4 million was recorded during the fourth quarter of 2005. The Company used a combination of an income and market approaches to determine the fair value of the disposal group.

During the quarter ended September 30, 2006, the Company re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on management’s current evaluation, an additional asset impairment charge of approximately $0.7 million was recorded.

Operating results from our Capital Equipment Business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
				As Restated
	(in thousands)
Total revenues	$3,810	$4,727	$13,048	$16,474
Cost of product revenues	1,700	2,229	7,011	11,717
Pretax loss	(1,620)	(1,429)	(4,809)	(26,807)
Income tax	(167)	—	(179)	(24)
Net loss	(1,453)	(1,429)	(4,630)	(26,783)

Assets and liabilities of our Capital Equipment Business segment were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Assets
Cash and cash equivalents	$1,519	$2,139
Accounts receivable, net	3,242	5,569
Inventories	9,255	9,793
Other assets	1,966	1,741
Long-lived assets	4,302	4,702

Total assets	$20,284	$23,944

Liabilities
Total liabilities	$4,958	$4,889

5. Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted Average Life (a)
	September 30, 2006		December 31, 2005
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$11,428	$(4,358)	$10,453	$(3,405)	7.6 years
Tradename	920	(419)	920	(373)	8.3 years
Distribution agreement/customer relationships	4,753	(1,659)	4,753	(1,201)	7.1 years
Patents	9	(3)	9	(3)	9.6 years

Total amortizable intangible assets	$17,110	$(6,439)	$16,135	$(4,982)

Unamortizable intangible assets:
Goodwill	$20,839		$20,052
Other indefinite lived intangible assets	1,052		1,022

Total goodwill and other indefinite lived intangible assets	$21,891		$21,074

Total intangible assets	$39,001		$37,209

(a)	Weighted average life is as of September 30, 2006.

The change in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows:

(in thousands)
Balance at December 31, 2005	$20,052
Effect of change in foreign currencies	787

Balance at September 30, 2006	$20,839

Intangible asset amortization expense from continuing operations was $0.4 million for the three months ended September 30, 2006 and 2005, respectively. Intangible asset amortization expense from continuing operations was $1.3 million for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.7 million for the years ending December 31, 2006, 2007 and 2008, $1.4 million for the year ending December 31, 2009, and $1.2 million for the years ending December 31, 2010 and 2011.

6. Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Finished goods	$3,618	$3,205
Work in process	1,045	987
Raw materials	6,344	4,894

	$11,007	$9,086

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

The preliminary purchase price allocation for certain assets of Anthos is as follows:

(in thousands)
Tangible assets	$690
Intangible assets:
Existing technology	404
Other indefinite lived intangibles (trade name)	24

Total intangible assets	428

Cash paid for acquisition	$1,118

8. Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Beginning Balance Reclassified to Discontinued Operations	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2005	$760	(545)	(250)	272	$237
Nine months ended September 30, 2006	$237	—	(103)	120	$254

9. Comprehensive Income

Accumulated other comprehensive income, a component of stockholders’ equity, as of September 30, 2006 and 2005, consists of cumulative foreign currency translation adjustments of $6.2 million and $4.6 million, respectively, and a minimum additional pension liability, net of tax, of $0.6 million.

The components of total comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
				As Restated
	(in thousands)
Net income (loss)	$(179)	$661	$37	$(22,853)
Other comprehensive income (loss)	333	(327)	2,401	(3,434)

Comprehensive income (loss)	$154	$334	$2,438	$(26,287)

Other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 consists of foreign currency translation adjustments.

10. Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	113	$104	331	$324
Interest cost	190	164	556	511
Expected return on plan assets	(211)	(175)	(618)	(544)
Net amortization loss	52	39	152	121

Net periodic benefit cost	144	$132	421	$412

For the three and nine months ended September 30, 2006, the Company contributed approximately $0.1 million and $0.3 million, respectively, to the defined benefit plans. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2006.

11. Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.9 million and $4.7 million for the three and nine months ended September 30, 2006, respectively, and $1.3 million and $3.6 million for the three and nine months ended September 30, 2005, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting.

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

12. Revolving Credit Facility

During 2003, we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down $3.0 million as of September 30, 2006, compared to $8.5 million at December 31, 2005. The credit facility expires on January 1, 2007. As of September 30, 2006, we are in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million and the sale of assets with aggregate carrying values in excess of $2 million annually. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of September 30, 2006, we had available borrowing capacity under our revolving credit facility of $17.0 million, but were limited to borrowing approximately $15.8 million by the revolving credit facility’s covenants.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof or through the sale of our Capital Equipment Business segment.

To the extent we receive some or all of the proceeds in cash from the planned divestiture of our Capital Equipment Business segment, we intend to apply any cash proceeds to the repayment of debt, to continue our tuck-under acquisition strategy within our Apparatus and Instrumentation Business segment or for other general corporate purposes.

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

13. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash paid for acquisitions, net of cash acquired:
Net assets acquired or liabilities assumed	$690	$—
Intangible assets	428	—

Cash paid for acquisitions, net of cash acquired	$1,118	$—

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

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met our expectations and the decision to focus our resources on our Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. We currently anticipate that we will sell the Capital Equipment Business segment during the fourth quarter of 2006 or the first quarter of 2007.

From 1999 to 2005, the revenues from our continuing operations grew from $26.2 million to $67.4 million, an annual compounded growth rate of approximately 20%. During the second half of 2005, we successfully refocused our resources on our core apparatus and instrumentation business, which has been the cornerstone to our success over the last decade. As a result of these efforts, throughout 2005 and the nine months ended September 30, 2006, we were able to steadily increase our overall revenue. The revenue growth has been driven by the continued strength in our core physiology and our spectrophotometer product lines and an increase in international sales, particularly in Asia Pacific and Europe and our acquisition of the Anthos product line we acquired in June 2006.

Looking forward into the fourth quarter of 2006, we remain encouraged by the continued strengthening of our core products and international sales in the life sciences market and we remain committed to our goal of high revenue and profit growth through a combination of organic growth and tuck-under acquisitions.

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

Financing

During 2003, we entered into a $20 million credit facility with Brown Brothers Harriman & Co., under which we had drawn down $3.0 million as of September 30, 2006, compared to $8.5 million at December 31, 2005, a decrease of $5.5 million due to repayments during the nine months ended September 30, 2006. The credit facility expires on January 1, 2007. As of September 30, 2006, we are in compliance with all covenants contained in the credit facility. We believe that the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements are covenants that we will continue to be in compliance with under current operating plans. The credit facility also contains limitations on our ability to incur additional indebtedness. Additionally, the facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million and the sale of assets with aggregate carrying values in excess of $2 million annually. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of September 30, 2006, we had available borrowing capacity under our revolving credit facility of $17.0 million, but were limited to borrowing approximately $15.8 million by the revolving credit facility’s covenants.

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

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 33% of our revenues for the year ended December 31, 2005 and for the nine months ended September 30, 2006, respectively.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. Revenues derived from sales to distributors were approximately 61% of total revenues for the year ended December 31, 2005 and for the nine months ended September 30, 2006, respectively.

For the year ended December 31, 2005 and nine months ended September 30, 2006 approximately 90% and 89%, respectively, of our revenues were derived from products we manufacture. The remaining 10% and 11%, respectively, of our revenues for the year ended December 31, 2005 and nine months ended September 30, 2006 were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2005 and the nine months ended September 30, 2006 approximately 51% of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare (formerly Amersham Biosciences), the distributor for some of our spectrophotometers, plate readers and electrophoresis products. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users.

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

Selected Results of Operations from Continuing Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

	Three months ended September 30,
	2006	2005	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$18,941	$17,179	$1,762	10.3%
Cost of product revenues	9,578	8,674	904	10.4%
Gross margin percentage	49.4%	49.5%
Sales and marketing expenses	2,187	1,865	322	17.3%
General and administrative expenses	4,074	3,167	907	28.6%
Research and development expenses	810	676	134	19.8%

Revenues.

Revenues increased $1.7 million, or 10.3%, to $18.9 million for the three months ended September 30, 2006 compared to $17.2 million for the same period in 2005. Excluding the impact of foreign exchange, revenues increased $1.3 million, or 7.3%. The revenue increase was across various product lines, and was primarily attributed to an increase in demand for core physiology and cell biology equipment, new spectrophotometer products, strong international demand and from sales attributed to our recently acquired Anthos product lines of approximately $0.6 million. The foreign exchange impact on sales denominated in foreign currencies was $0.5 million during the third quarter of 2006.

Cost of product revenues.

Cost of product revenues increased $0.9 million, or 10.4%, to $9.6 million for the three months ended September 30, 2006 from $8.7 million for the three months ended September 30, 2005. The increase in cost of product revenues was mainly due to increased sales volumes in the third quarter of 2006 compared to the same period in 2005. Gross profit as a percentage of revenues decreased to 49.4% for the three months ended September 30, 2006 compared with 49.5% for the same period in 2005.

Sales and marketing expense.

Sales and marketing expenses increased $0.3 million, or 17.3%, to $2.2 million for the three months ended September 30, 2006 compared to $1.9 million for the three months ended September 30, 2005. This increase is primarily due to investments in direct marketing initiatives we began during the second half of 2005.

General and administrative expense.

General and administrative expenses were $4.1 million, an increase of $0.9 million, or 28.6%, for the three months ended September 30, 2006 compared to $3.2 million for the three months ended September 30, 2005. The increase in general and administrative expenses is primarily due to approximately $0.5 million of stock compensation expense recognized under SFAS 123R and an increase in bonus expense of approximately $0.4 million.

Research and development expense.

Research and development expenses were $0.8 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million for each of the three months ended September 30, 2006 and 2005.

Other income (expense), net.

Other expense, net, was $0.1 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively. Net interest expense was $22,000 for the three months ended September 30, 2006 and $0.2 million for the three months ended September 30, 2005. Other expense, net also included foreign exchange losses of $38,000 for the three months ended September 30, 2006 compared to foreign exchange losses of $22,000 for the same period in 2005. These exchange losses were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.5 million for the three months ended September 30, 2006 and approximately $0.1 million for the three months ended September 30, 2005. The effective income tax rate for continuing operations was 27.7% for the three months ended September 30, 2006, compared with 2.8% for the same period in 2005. The increase in the effective tax rate is principally due to the realization of tax benefits of $0.3 million in the third quarter of 2005 due to an operating loss carryback claim.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $1.5 million for the three months ended September 30, 2006 compared to a loss of $1.4 million for the same period in 2005. During the quarter ended September 30, 2006, the Company re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on management’s current evaluation, an additional asset impairment charge of approximately $0.7 million was recorded.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

	Nine months ended September 30,
	2006	2005	Dollar Change	% Change
	(dollars in thousands, unaudited)
		As Restated
Revenues	$54,498	$49,591	$4,907	9.9%
Cost of product revenues	27,013	25,434	1,579	6.2%
Gross margin percentage	50.4%	48.7%
Sales and marketing expenses	6,824	5,956	868	14.6%
General and administrative expenses	10,674	9,277	1,397	15.1%
Research and development expenses	2,334	2,250	84	3.7%

Revenues.

Revenues increased $4.9 million, or 9.9%, to $54.5 million for the nine months ended September 30, 2006 compared to $49.6 million for the same period in 2005. Excluding the impact of foreign exchange, revenues increased $5.0 million, or 10.0%. The revenue increase was across various product lines, and was primarily attributed to an increase in demand for core physiology and cell biology equipment, new spectrophotometer products, amino acid analyzers, strong international demand, and from sales attributed to our recently acquired Anthos product lines of approximately $0.6 million. Offsetting the increase in revenues during the nine months ended September 30, 2006 was a negative foreign exchange impact on sales denominated in foreign currencies of approximately $0.1 million, or 0.1%.

Cost of product revenues.

Cost of product revenues increased $1.6 million, or 6.2%, to $27.0 million for the nine months ended September 30, 2006 from $25.4 million for the nine months ended September 30, 2005. Gross profit as a percentage of revenues increased to 50.4% for the nine months ended September 30, 2006 compared with 48.7% for the same period in 2005. The increase in gross profit as a percentage of revenues was mainly due to increased sales volumes, improved product mix and higher margins on certain new product introductions.

Sales and marketing expense.

Sales and marketing expenses increased $0.9 million, or 14.6%, to $6.8 million for the nine months ended September 30, 2006 compared to $6.0 million for the nine months ended September 30, 2005. This increase is primarily due to investments in direct marketing initiatives we began during the second half of 2005.

General and administrative expense.

General and administrative expenses were $10.7 million, an increase of $1.4 million, or 15.1%, for the nine months ended September 30, 2006 compared to $9.3 million for the nine months ended September 30, 2005. The increase in general and administrative expenses is primarily due to approximately $1.3 million of stock compensation expense recognized under SFAS 123R and an increase in bonus expense of approximately $0.5 million. Offsetting these increases were restructuring charges of approximately $0.3 million recorded during the second quarter of 2005.

Research and development expense.

Research and development expenses were $2.3 million for the nine months ended September 30, 2006 and 2005.

Amortization of intangible assets.

Amortization of intangibles was $1.3 million for each of the nine months ended September 30, 2006 and 2005.

Other income (expense), net.

Other expense, net, was $0.3 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively. Net interest expense was $0.2 million for the nine months ended September 30, 2006 compared to net interest expense of $0.5 million for the same period in 2005. The decrease in net interest expense was primarily the result of lower average long-term debt balances in the first nine months of 2006 compared to the first nine months of 2005. Other expense, net also included foreign exchange gains of $0.1 million for the nine months ended September 30, 2006 compared to foreign exchange losses of $0.1 million for the same period in 2005. These exchange gains and losses were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was $1.5 million for the nine months ended September 30, 2006 compared to $0.9 million for the nine months ended September 30, 2005. The effective income tax rate for continuing operations was 24.0% for the nine months ended September 30, 2006, compared with 18.0% for the same period in 2005. The increase in the effective income tax rate is principally due to the realization of tax benefits of $0.3 million in the third quarter of 2005 due to a net operating loss carryback claim.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $4.6 million for nine months ended September 30, 2006 compared to a loss of $26.8 million for the same period in 2005. During the quarter ended September 30, 2006, the Company re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on management’s current evaluation, an additional asset impairment charge of approximately $0.7 million was recorded.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions and capital expenditures.

In our consolidated statements of cash flows, we have elected to combine the cash flows from both continuing and discontinued operations within each category, in accordance with footnote 10 of SFAS No. 95, Statement of Cash Flows. Unless specifically noted otherwise, our discussion of our cash flows below refers to combined cash flows from both continuing and discontinued operations.

We ended the third quarter of 2006 with cash and cash equivalents of $8.6 million, of which $7.0 million was held in continuing operations and $1.5 million was held in discontinued operations, compared to cash and cash equivalents of $9.8 million at December 31, 2005. During the nine months ended September 30, 2006, we repaid $5.5 million on our revolving credit facility bringing down the amount outstanding as of September 30, 2006 to $3.0 million compared to $8.5 million at December 31, 2005.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
		As Restated
Cash flows from operations:
Net income (loss)	$37	$(22,853)
Changes in assets and liabilities	1,696	(1,800)
Other adjustments to operating cash flows	5,051	25,803

Cash provided by operations	6,784	1,150
Investing activities:
Acquisition	(1,118)	—
Other investing activities	(1,438)	(1,009)

Cash used in investing activities	(2,556)	(1,009)
Financing activities:
Other financing activities	(5,358)	(1,846)

Cash used in financing activities	(5,358)	(1,846)
Exchange effect on cash	(75)	(250)

Decrease in cash and cash equivalents	$(1,205)	$(1,955)

Our operating activities generated cash of $6.8 million for the nine months ended September 30, 2006 compared to $1.2 million for the same period in 2005. The increase in cash flows from operations in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily the result of an increase in net income of $1.8 million excluding non-cash charges and other adjustments and the timing of cash payments on accounts payable and taxes payable.

Our investing activities used cash of $2.3 million in the nine months ended September 30, 2006 and $1.0 million in the nine months ended September 30, 2005. During the second quarter of 2006, the Company purchased select assets of the microplate reader and washer product lines from Anthos Labtec Instruments GmbH, a subsidiary of Beckman Coulter, Inc. for approximately $1.1 million. The caption “Other investing activities” primarily includes purchases of property, plant, and equipment. We spent $1.1 million in the nine months ended September 30, 2006 on capital expenditures compared to $1.0 million for the nine months ended September 30, 2005. During the next twelve months, we expect to spend between $1.0 million and $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. We ended 2005 and the nine months ended September 30, 2006 with $8.5 million and $3.0 million, respectively, drawn against our $20 million revolving credit facility.

On November 21, 2003, we entered into a $20 million revolving credit facility with Brown Brothers Harriman & Co. (the “bank”). The credit facility, which expires on January 1, 2007, bears an interest rate equal to the bank’s base rate, which at September 30, 2006 was equal to the prime rate of 8.25%. The credit facility contains covenants relating to net income, debt service coverage and cash flow coverage. We are currently in compliance with such covenants. The credit facility requires creditor approval for acquisitions funded with cash in excess of $6 million and for acquisitions funded with equity in excess of $10 million and the sale of assets with carrying values in excess of $2 million annually. We are assessed a .25% fee on the unused portion of the credit facility. As of September 30, 2006, we had $3.0 million outstanding under our credit facility, a decrease of $5.5 million due to repayments during the nine months ended September 30, 2006, compared to $8.5 million as of December 31, 2005. As of September 30, 2006, we had available borrowing capacity under our revolving credit facility of $17.0 million, but were limited to borrowing approximately $15.8 million by the revolving credit facility’s covenants. It is our intention to enter into a new revolving credit facility prior to the expiration of the existing facility.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the nine months ended September 30, 2006, the U.S. dollar strengthened against these currencies relative to the same nine month period in 2005. This resulted in decreased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $0.1 million of foreign currency gains and $0.1 million of foreign currency losses during the nine months ended September 30, 2006 and 2005, respectively.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to certain temporary differences as we believe that a portion of the deferred tax assets as of September 30, 2006 do not meet the “more likely than not” standard of realization based on our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

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

During the quarter ended September 30, 2006, the Company re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on management’s current evaluation, an additional asset impairment charge of approximately $0.7 million was recorded.

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

During the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. The Company believed the decrease in revenues was caused by a general market decrease in demand for capital equipment, excess capacity of certain genomics equipment in the market place, and new applications for certain products had not developed as previously anticipated. These factors led the Company to revise its expectations of future revenues and operating profit margins for the Capital Equipment Business segment. As a result, with the assistance of third party independent appraisers, the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company used an income approach to determine the fair values of the long-lived assets tested for impairment and recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. These abandonment and impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005. Also, as a result of the factors described above, in accordance with SFAS No. 142, the Company, with the assistance of third-party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the

Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. The Company used a combination of an income approach and a market approach to determine the fair value of its Genomic Solutions and Union Biometrica reporting units. These impairment charges have been classified within discontinued operations for the nine months ended September 30, 2005.

During the fourth quarter of 2005, certain product lines in the Capital Equipment Business segment did not meet the Company’s revenue forecasts and expectations. The Company believes that the further decline in revenues was due to the relative high price and nature of the products sold by Capital Equipment Business segment which customers, particularly distributors, may not be promoting and purchasing due to the uncertain future of the business. This led to a further reduction in the Company’s expectation of future revenues in the Capital Equipment Business segment. As a result, the Company re-evaluated the goodwill included in this segment in accordance with SFAS No. 142, as well as the fair value of the disposal group in accordance with SFAS No. 144. As a result, an additional goodwill impairment charge of approximately $7.9 million and a write-down of long-lived assets of approximately $3.4 million were recorded during the fourth quarter of 2005. The Company used a combination of income and market approaches to determine the fair value of the disposal group.

Stock-based compensation. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in the adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 for the Company’s continuing operations was $0.5 million and $1.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the three and nine months ended September 30, 2005 because the Company had not adopted the recognition provisions under SFAS No. 123 and there was no such expense under APB 25.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

For awards granted prior to January 1, 2006, the Company uses the accelerated expense recognition method in FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company records expense on a straight-line basis over the requisite service period for all awards granted since the adoption of SFAS 123 (R) on January 1, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No, 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost The requirement to recognize the funded status of a benefit plan and the disclosure requirements in SFAS 158 are effective as of the end of the first fiscal year ending after December 15, 2006. The Company is in the process of evaluating the impact the adoption of SFAS 158 will have on its consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. In the period of adoption, SAB No. 108 permits existing public companies to initially apply its provisions either by (i) adjusting prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is in the process of evaluating the adoption of SAB 108 and its impact on the Company’s consolidated financial statements or results of operations.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2006, we had $3.0 million outstanding under our revolving credit facility, which bears interest at the bank’s base rate, a variable rate, which is generally equal to the prime rate. As of September 30, 2006, the interest rate on this debt was 8.25%. Assuming no other changes, which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of September 30, 2006 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of September 30, 2006	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$30
Interest rates increase by 2.0%	$60

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Index
10.1	Harvard Bioscience, Inc. 2006 Corporate Bonus Plan., incorporated by reference to Form 8-K dated August 9, 2006 and filed on August 15, 2006.

10.2+	Executive Officer Compensation Arrangements (2006 Salaries).

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ BRYCE CHICOYNE
Bryce Chicoyne
Chief Financial Officer

Date: November 8, 2006