Form 10-K
period 2006-12-31
HARVARD BIOSCIENCE INC
filed 2007-03-15
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

(508) 893-8999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of 21,544,461 shares of voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $95,872,851 based on the closing sales price of the registrant’s common stock on that date. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

At February 28, 2007, there were 30,568,408 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference into Part III of this Form 10-K.

HARVARD BIOSCIENCE, INC.

2006 ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, our plans to divest the Capital Equipment Business segment, our business strategy, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates, our expectations regarding future costs of product revenues, our estimates regarding our capital requirements, our expenses of complying with the Sarbanes-Oxley Act of 2002, our anticipated compliance with the covenants contained in our credit facility, the adequacy of our financial resources and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 11 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Item 1.	Business.

Overview

Harvard Bioscience, a Delaware corporation, is a global developer, manufacturer and marketer of a broad range of specialized products, primarily apparatus and scientific instruments, used to improve life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. We sell our products to thousands of researchers in over 100 countries through our direct sales force, our 1,100 page catalog (and various other specialty catalogs), our website, and through distributors, including GE Healthcare (formerly known as Amersham Biosciences), Thermo Fisher Scientific Inc. and VWR. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, and Austria with sales facilities in France and Canada.

Our History

Our business began in 1901 under the name Harvard Apparatus and has grown over the intervening years with the development and evolution of modern life science tools. Our early inventions include the mechanical syringe pump in the 1950s for drug infusion and the microprocessor controlled syringe pump in the 1980s.

In March 1996, a group of investors led by our CEO and President acquired a majority of the then existing business of our predecessor, Harvard Apparatus. Following this acquisition, we redirected the focus of the Company to participate in the higher growth areas, or bottlenecks, within life science research by acquiring and licensing innovative technologies while continuing to grow the existing business through internal product development and marketing, partnerships and acquisitions. Since March 1996, we have completed 18 business acquisitions related to our continuing operations and internally developed many new product lines including: new generation Harvard Apparatus syringe pumps, advanced Inspira ventilators, GeneQuant and GeneQuant Nano DNA/RNA/protein calculators, Ultrospec spectrophotometers, UVM plate readers and the BTX-MOS 96 well electroporation system.

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met our expectations and the decision to focus our resources on our Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. Accordingly, unless otherwise indicated, the discussion of our business and our products is focused on our continuing operations, which constitute our Apparatus and Instrumentation Business. We currently anticipate that we will sell the Capital Equipment Business segment during the first half of 2007.

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

Absorption Diffusion Chambers

A diffusion chamber is a small plastic chamber with a membrane separating the two halves of the chamber used to measure the absorption of a drug into the bloodstream. The membrane can either be tissue such as intestinal tissue or a cultured layer of cells such as human colon cells. This creates a miniaturized model of intestinal absorption. We entered this market with our 1999 acquisition of the assets of NaviCyte Inc., a wholly-owned subsidiary of Trega Biosciences (now Lion Bioscience) and today we manufacture and sell a wide range of tissue handling products under the Warner Instruments brand name.

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

Ventilators

Ventilators use a piston driven air pump to inflate the lungs of an anesthetized animal. Ventilators are typically used in surgical procedures common in life science research and are part of our Harvard Apparatus product line. In the late 1990’s we launched our advanced Inspira ventilators, which have significant safety and ease of use features, such as default safety settings. We further expanded our ventilator product line with the MiniVent acquired as part of our acquisition of Hugo Sachs Elektronik in 1999 and expanded our presence in anesthesia with our acquisition of International Market Supply, Ltd. in 2001.

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

In addition to our proprietary manufactured products, we buy and resell through our catalog, products that are made by other manufacturers. We have negotiated supply agreements with the majority of the companies that provide our distributed products. These supply agreements specify pricing only and contain no minimum purchase commitments. Each of these agreements represented less than one percent of our revenues for the year ended December 31, 2006. Distributed products accounted for approximately 10% of our revenues for the year ended December 31, 2006. These distributed products enable us to provide our customers with a single source for their experimental needs. These complementary products consist of a large variety of devices, instruments and consumable items used in experiments involving cells, tissues, organs and animals in the fields of proteomics, physiology, pharmacology, neuroscience, cell biology, molecular biology and toxicology. We believe that our proprietary manufactured products are often leaders in their fields; however, researchers often need complementary products in order to conduct particular experiments. Most of these complementary products come from small companies that do not have our extensive distribution and marketing capabilities to these researchers.

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

Molecular Biology Spectrophotometers

A spectrophotometer is an instrument widely used in molecular biology and cell biology to quantify the amount of a compound in a sample by shining a beam of white light through a prism or grating to divide it into component wavelengths. Each wavelength in turn is shone through a liquid sample and the spectrophotometer measures the amount of light absorbed at each wavelength. This enables the quantification of the amount of a compound in a sample. We sell a wide range of spectrophotometers under the names UltroSpec, NovaSpec, Libra, Biowave and Lightwave. Our Biochrom subsidiary manufactures these products, and we primarily sell them through our distribution arrangements with GE Healthcare and other distributors.

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

Multi-Well Plate Readers

Multi-well plate readers are widely used for high throughput screening assays in the drug discovery process. The most common format is 96 wells per plate. Plate readers use light to detect chemical interactions. We introduced a range of these products in 2001 beginning with absorbance readers and followed by luminescence readers. Our Asys Hitech subsidiary manufactures these products, and we primarily sell them through distributors. In June 2006, we expanded our multi-well plate reader offerings with the purchase of selected assets of Anthos Labtec Instruments GmbH (Anthos), a subsidiary of Beckman Coulter, Inc. We acquired Asys Hitech in December 2001 through our Biochrom subsidiary.

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

Low Volume, High-Throughput Liquid Dispensers

A liquid dispenser dispenses low volumes, typically microliters, of liquids into high density microtitre plates used in high throughput screening processes in life science research. Our unique technology enables dispensing to take place without the need for contact between the droplet and the liquid already present in the plate, thereby removing any risk of cross-contamination from the process. Our Asys Hitech subsidiary primarily markets these products, and we sell them under distributor brand names as well as our own name. Asys Hitech develops, manufactures and markets both these liquid dispensers and a line of plate readers (see above for a description of plate readers).

Gel Electrophoresis Systems

Gel electrophoresis is a method for separating and purifying DNA, RNA and proteins. In gel electrophoresis, an electric current is run through a thin slab of gel and the DNA, RNA or protein molecules separate out based on their charge and size. The gel is contained in a plastic tank with an associated power supply. We entered this market with the acquisition of Scie-Plas in November 2001 and greatly expanded our range of gel electrophoresis products with our November 2003 acquisition of Hoefer. The majority of Hoefer revenues come from a distribution partnership with GE Healthcare but we have also added new distributors and have established a catalog/web distribution channel under the Hoefer name.

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

We conduct direct sales in the United States, the United Kingdom, Germany, France and Canada. We also maintain distributors in other countries. Aggregate sales to our largest customer, GE Healthcare, a distributor with end-users similar to ours, accounted for approximately 19% of our revenues for the year ended December 31, 2006 compared to approximately 23% of our revenues for the year ended December 31, 2005. We have several thousand customers worldwide and no other customer accounted for more than 7% of our revenues for such period.

Sales and Marketing

For the year ended December 31, 2006, revenues from direct sales to end-users through our Harvard Apparatus catalog represented approximately 32% of our revenues; revenues from direct sales to end-users through our direct sales force represented approximately 6% of our total revenues; and revenues from sales of our products through distributors represented approximately 62% of our revenues.

Direct Sales

We periodically produce and mail a Harvard Apparatus full line catalog, which contains approximately 11,000 products on 1,100 pages and is printed in varying quantities ranging from 50,000 to 100,000 copies. The catalog, which is accessible on our website, serves as the primary sales tool for the Harvard Apparatus product line, which includes both proprietary manufactured products and complementary products from various suppliers. Our leadership position in many of our manufactured products creates traffic to the catalog and website and enables cross-selling and facilitates the introduction of new products. In addition to the comprehensive catalog, we create and mail abridged catalogs that focus on specific product areas along with direct mailers and targeted e-mailers, which introduce or promote new products. We distribute the majority of our products ordered from our catalog, through our worldwide subsidiaries. In those regions where we do not have a subsidiary, or for products which we have acquired that had distributors in place at the time of our acquisition as the distribution channel, we use distributors.

Distributors

In August 2001, we entered into an agreement with GE Healthcare. Under the terms of the agreement, GE Healthcare serves as the exclusive distributor, marketer and seller of a majority of our spectrophotometer and DNA/RNA calculator product lines of our Biochrom subsidiary. Although the original agreement has expired, we have signed an extension of this agreement through March 31, 2007 and are continuing to actively negotiate a new agreement.

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

In addition to engaging GE Healthcare as the primary distributor for our Biochrom and Hoefer products, we also engage distributors for the sales of Harvard Apparatus, BTX, KD Scientific, Asys Hitech and SciePlas branded products in certain areas of the world and for certain product lines. In those regions where we do not have a subsidiary, and for products which we have acquired that had distributors in place at the time of our acquisition as the distribution channel, we use distributors.

Backlog

Our order backlog was approximately $3.7 million as of December 31, 2006 and $3.3 million as of December 31, 2005. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period. We typically ship our backlog at any given time within 90 days.

Research and Development

Our principal research and development mission is to develop products which address bottlenecks within the life science research process, particularly for application in the areas of ADMET screening and molecular biology.

Our research and development expenditures were approximately $3.2 million in 2006 and $3.0 million in 2005 and 2004. We anticipate that we will continue to make investments in research and development activities as we deem appropriate given the circumstances at such time. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and development programs and acquiring products through business and technology acquisitions.

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

We compete with several companies that provide instruments for ADMET screening and molecular biology. In the ADMET screening area, we compete with, among others, Amaxa GmbH, Becton Dickinson and Company, Eppendorf AG, General Valve Corp., Kent Scientific Corporation, Razel Scientific Instruments, Inc., and Ugo Basile. In the molecular biology products area, we compete with, among others, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Eppendorf AG, Invitrogen Corporation, Molecular Devices Corporation, PerkinElmer, Inc., and Thermo Fisher Scientific Corporation.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. Patents or patent applications cover many of our new technologies. Most of our more mature product lines are protected by trade names and trade secrets only.

We have implemented a patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. In our continuing operations, we have 19 issued U.S. patents and 9 pending applications. In our discontinued operations, we have 23 issued U.S. patents and 34 pending applications.

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

Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may protect our proprietary rights to a greater or lesser extent, as do the laws of the United States. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in areas of interest to us. As a result, there can be no assurance that patents will be issued from any of our patent applications or from applications licensed to us. In view of these factors, our intellectual property positions bear some degree of uncertainty.

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

Employees

As of December 31, 2006, we employed 299 employees, of which 270 are full-time and 29 are part-time, in our continuing operations and 73 employees, of whom 69 are full-time and 4 are part-time, in our discontinued operations. Geographical residence information for these employees is summarized in the table below:

	Continuing Operations	Discontinued Operations	Total
United States	134	55	189
United Kingdom	112	10	122
Austria	31	—	31
Germany	13	2	15
Belgium	—	6	6
Canada	5	—	5
France	4	—	4

Total	299	73	372

We believe that our relationship with our employees is good. None of our employees is subject to any collective bargaining agreement.

Discontinued Operations

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met our expectations and the decision to focus our resources on our Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. We currently anticipate that we will sell the Capital Equipment Business segment during the first half of 2007.

Generally, the products sold by the Capital Equipment Business segment are large scientific instruments that rapidly process and analyze samples of DNA, RNA or proteins or that use fluid flow and lasers and night-vision cameras to analyze small model organisms. These systems are typically sold for over $25,000 each and are primarily sold by our field sales force and by distributors in select countries. Our direct sales force is complemented in the field by our technical support and field service organizations, and together they effectively sell and service our capital equipment product lines.

Geographic Area

Financial information regarding geographic areas in which we operate is provided in Note 16 of the “Notes to Consolidated Financial Statements,” which are included elsewhere in this report.

Available Information and Website

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

In July 2005, we announced our decision to divest our Capital Equipment Business segment. We have decided to divest this business segment based on the fact that market conditions for our Capital Equipment Business segment have been such that this business has not met our expectations, and because we have made a decision to focus resources on our Apparatus and Instrumentation Business segment. We cannot assure you that we will be able to complete the divestiture of our Capital Equipment Business segment on favorable terms, or at all. If we are unable to divest our Capital Equipment Business for more than current carrying value, we will record a loss in connection with the sale that could be significant. If we are unable to sell our Capital Equipment Business segment at all, we will be required to alter our current business strategy to determine how to proceed with this business segment. As a result, we may be required to engage in further restructuring activities or cease operating some or all of this business segment and liquidate its assets. In either case, we may incur additional expenses and additional asset impairments and management’s attention may be diverted from our current business strategy. Additionally, under the current terms of our existing credit facility, if a sale has not been completed by March 31, 2007 we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, the sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility. As of December 31, 2006, we had $3.0 million outstanding under our credit facility. As a result of any of these events, our ability to implement our business strategy and our financial condition and results of operations may be materially adversely affected.

By completing the divestiture of the Capital Equipment Business, we will be losing a substantial source of our revenues.

Our Capital Equipment Business segment represented 19%, 25% and 30% of total revenues from continuing operations and discontinued operations in 2006, 2005 and 2004, respectively. By divesting our Capital Equipment Business segment, we will no longer have the assets that generated these revenues and, unless we are able to increase our revenues through organic growth or acquisitions, our revenues following the disposition will be lower than they have been for these historical periods.

Our decision to divest of our Capital Equipment Business may cause potential customers to be less likely to commit to purchases of capital equipment from this business segment, which may materially adversely affect revenues generated from, and value that we may receive upon the sale of, our Capital Equipment Business segment.

Our Capital Equipment Business segment relies on sales of capital products that are typically priced over $25,000 and supported, following their sale, by customer support, technical support and field application service support personnel. As a result of the uncertain future of our Capital Equipment Business segment, potential customers may be less likely to commit to purchases of expensive capital equipment from this business segment. Accordingly, the revenues generated from, and value that we may receive upon the divestiture of our Capital Equipment Business segment may be materially adversely affected. In addition, we may lose key employees of the Capital Equipment Business segment that may in turn adversely affect the revenues and operating results of the division and may reduce the value we receive upon the divestiture of the Capital Equipment Business segment.

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

Our 2002 merger with Genomic Solutions may fail to qualify as a reorganization for federal income tax purposes, resulting in the recognition of taxable gain or loss in respect of our treatment of the merger as a taxable sale.

Both we and Genomic Solutions intended the merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Although the Internal Revenue Service, or IRS, has not provided a ruling on the matter, Genomic Solutions obtained a legal opinion from its tax counsel that the merger constitutes a non-taxable reorganization for federal income tax purposes. This opinion does not bind the IRS or prevent the IRS from adopting a contrary position. If the merger fails to qualify as a non-taxable reorganization, the merger would be treated as a deemed taxable sale of assets by Genomic Solutions for an amount equal to the merger consideration received by Genomic Solutions’ stockholders plus any liabilities assumed by us. As successor to Genomic Solutions, we would be liable for any tax incurred by Genomic Solutions as a result of this deemed asset sale.

Our quarterly revenues will likely be affected by various factors, including the timing of purchases by customers and the seasonal nature of purchasing in Europe.

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

We have been actively engaged in acquiring and divesting companies. As a result, we may be the subject of lawsuits from either the acquiring company’s stockholders, an acquired company’s previous stockholders, the divested company’s stockholders or our current stockholders.

We may be the subject of lawsuits from either the acquiring company’s stockholders, an acquired company’s previous stockholders, the divested company’s stockholders or our current stockholders. These lawsuits could result from the actions of the acquisition or divestiture target prior to the date of the acquisition or divestiture, from the acquisition or divestiture transaction itself or from actions after the acquisition or divestiture. Defending potential lawsuits could cost us significant expense and detract management’s attention from the operation of the business. Additionally, these lawsuits could result in the cancellation of or the inability to renew, certain insurance coverage that would be necessary to protect our assets.

Accounting for goodwill and other intangible assets may have a material adverse effect on us.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by SFAS No. 144 and SFAS No. 142, which could have an adverse effect on net income for the period in which the write off occurs. During 2006, we recorded impairment and write-down charges of approximately $3.9 million on goodwill and other intangible assets, which are classified under the caption “Discontinued Operations, net of tax”. In addition, if at any time prior to the sale of our Capital Equipment Business segment we determine that the fair value less costs to sell is below the current carrying value we will record additional impairment losses that could be significant. At December 31, 2006, our continuing operations had goodwill and intangible assets of $34.4 million, or 36%, of our total assets.

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

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 37. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Our business is subject to economic, political and other risks associated with international revenues and operations.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 53% of total revenues for 2006. We anticipate that revenue from international operations will continue to represent a substantial portion of total revenues. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•

changes in foreign currency exchange rates, which resulted in a foreign currency gain of approximately $33,000 for the year ended December 31, 2006 and an increase in foreign equity of approximately $4.0 million for the year ended December 31, 2006,

•	changes in a specific country or region’s political or economic conditions, including Europe, in particular,

•	potentially negative consequences from changes in tax laws affecting the ability to expatriate profits,

•	difficulty in staffing and managing widespread operations, and

•	unfavorable labor regulations applicable to European operations, such as severance and the unenforceability of non-competition agreements in the European Union.

We may lose money when we exchange foreign currency received from international revenues into U.S. dollars.

Approximately 48% of our business from continuing operations during 2006 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Additional costs for complying with recent changes in Securities and Exchange Commission, NASDAQ Stock Market and accounting rules could adversely affect our profits.

Recent changes in the Securities and Exchange Commission and NASDAQ rules including the Sarbanes-Oxley Act of 2002, as well as changes in accounting rules, will cause us to incur significant additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and attempt to operate in a compliant manner. These costs, which were approximately $1.4 million during 2006, $1.5 million during 2005 and $1.3 million during 2004, respectively, may be significant enough to cause our growth targets to be reduced, and consequently, our financial position and results of operations may be negatively impacted.

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

Our products compete in markets that are subject to technological change, and therefore one or more of our products could be made obsolete by new technologies.

Because the market for life science tools is characterized by technological change and frequent new product introductions, our product lines may be made obsolete unless we are able to continually improve existing products and develop new products. To meet the evolving needs of its customers, we must continually enhance our current and planned products and develop and introduce new products. However, we may experience difficulties that may delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, our product lines are based on complex technologies that are subject to change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the changes affecting each of the different markets we serve or intend to serve. Our failure to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers could cause our product sales to decline, and we could experience significant losses.

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

Our $20.0 million credit facility contains certain financial and negative covenants, the breach of which may adversely affect our financial condition.

In December 2006, we amended our $20.0 million credit facility with Brown Brothers Harriman & Co. under which we had drawn down $3.0 million as of December 31, 2006. The credit facility contains various financial and other covenants, including covenants relating to income, debt coverage and cash flow and minimum working capital requirements. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the $20.0 million facility may become immediately due and payable. This immediate payment may negatively impact our financial condition and we may be forced by our creditor into actions, which may not be in our best interests.

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

If we raise additional funds through the sale of equity or convertible debt or equity-linked securities, existing percentages of ownership in our common stock will be reduced. In addition, these transactions may dilute the value of our outstanding common stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable. We may be unable to raise additional funds on acceptable terms or at all. In addition, our credit facility with Brown Brothers Harriman contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash in excess of $6.0 million and acquisitions funded with equity in excess of $10.0 million. If future financing is not available or is not available on acceptable terms, we may have to curtail operations or change our business strategy.

If we are unable to effectively protect our intellectual property, third parties may use our technology, which would impair our ability to compete in our markets.

Our continued success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our products throughout the world. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving. The degree of future protection for our proprietary rights is uncertain. In our continuing operations, we have 19 issued U.S. patents and 9 pending applications. In our discontinued operations, we have 23 issued U.S. patents and 34 pending applications. We also own numerous U.S. registered trademarks and trade names and have applications for the registration of trademarks and trade names pending. We rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent, as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive will be materially impaired.

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

In particular, the biotechnology industry is largely dependent on raising capital to fund its operations. If biotechnology companies are unable to obtain the financing necessary to purchase our products, our business and results of operations could be materially adversely affected. As it relates to both the biotechnology and pharmaceutical industries, many companies have significant patents that have expired or are about to expire, which could result in reduced revenues for those companies. If pharmaceutical companies suffer reduced revenues as a result of these patent expirations, they may be unable to purchase our products, and our business and results of operations could be materially adversely affected.

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

For 2006, approximately 19% of our revenues were generated through two distribution agreements with GE. In August 2001, we entered into an agreement with GE Healthcare. Although the original agreement has expired, we have signed an extension of this agreement through March 31, 2007 and are continuing to actively negotiate a new agreement. Under this agreement, GE Healthcare acts as the primary marketing and distribution channel for the majority of the products of our Biochrom subsidiary and, as a result, we are restricted from allowing another person or entity to distribute, market and sell the majority of the products of our Biochrom subsidiary into the life sciences market. We are also restricted from making or promoting sales of the majority of the products of our Biochrom subsidiary to any person or entity other than GE Healthcare or its authorized sub-distributors. We have little or no control over GE Healthcare’s marketing and sales activities or the use of its resources. GE Healthcare may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by GE Healthcare to perform these activities could materially adversely affect our business and growth prospects during the term of this agreement. In addition, our inability to maintain our arrangement with GE Healthcare for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue.

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

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including:

•	technological innovations by competitors or in competing technologies,

•	revenues and operating results fluctuating or failing to meet the expectations of management, securities analysts, or investors in any quarter,

•	our ability to divest the Capital Equipment Business Segment on favorable terms or at all,

•	termination or suspension of equity research coverage by securities’ analysts,

•	comments of securities analysts and mistakes by or misinterpretation of comments from analysts,

•	downward revisions in securities analysts’ estimates or management guidance,

•	investment banks and securities analysts may themselves be subject to lawsuits that may adversely affect the perception of the market,

•	conditions or trends in the biotechnology and pharmaceutical industries,

•	announcements of significant acquisitions or financings or changes in strategic partnerships,

•	non-compliance with the internal control standards pursuant to the Sarbanes-Oxley Act of 2002, and

•	a decrease in the demand for our common stock.

In addition, the stock market and the NASDAQ Global Market in general, and the biotechnology industry and small cap markets in particular, have experienced significant price and volume fluctuations that at times may have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Although our common stock is quoted on the NASDAQ Global Market, an active trading market for the shares may not be sustained.

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

We have not received written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before December 31, 2006 and remain unresolved.

Item 2.	Properties.

The Company’s 10 principal facilities, for both continuing and discontinued businesses, incorporate manufacturing, development, sales and marketing, and administration functions. Our facilities consist of:

Continuing Operations

•	a leased 52,370 square foot facility in Holliston, Massachusetts, which is our corporate headquarters,

•	a leased 28,000 square foot facility in Cambridge, England,

•	a leased 22,600 square foot facility in San Francisco, California,

•	a leased 18,000 square foot facility in Warwickshire, England,

•	an owned 15,500 square foot facility in Edenbridge, England,

•	a leased 10,032 square foot facility in Eugendorf, Austria,

•	a leased 9,000 square foot facility in March-Hugstetten, Germany,

•	a leased 7,500 square foot facility in Hamden, Connecticut.

Discontinued Operations

•	a leased 12,202 square foot facility in Ann Arbor, Michigan,

•	a leased 24,000 square foot facility in Huntingdon, England.

Our discontinued operations utilize 15,000 square feet of space in our Holliston, Massachusetts facility.

We also lease additional facilities for sales and administrative support in Geel, Belgium; Les Ulix, France and Montreal, Canada.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such claims or proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 4. A.	Executive Officers of the Registrant

The following table shows information about our executive officers as of December 31, 2006.

Name	Age	Position
Chane Graziano	68	Chief Executive Officer and Director
David Green	42	President and Director
Bryce Chicoyne	37	Chief Financial Officer and Treasurer
Susan Luscinski	50	Chief Operating Officer
David Strack	60	President of Genomic Solutions, Inc. and Union Biometrica, Inc.
Mark Norige	52	President of the Harvard Apparatus Business Unit

Chane Graziano has served as the Company’s Chief Executive Officer and Chairman of the Board of Directors of the Company since March 1996. Prior to joining the Company, Mr. Graziano served as the President of Analytical Technology Inc., an analytical electrochemistry instruments company, from 1993 to 1996 and as the President and Chief Executive Officer of its predecessor, Analytical Technology Inc.-Orion, an electrochemistry instruments and laboratory products company, from 1990 until 1993. Mr. Graziano served as the President of Waters Corporation, an analytical instrument manufacturer, from 1985 until 1989. Mr. Graziano has over 42 years experience in the laboratory products and analytical instruments industry. Mr. Graziano serves on the Board of Directors of Nova Holdings LLC and certain of its subsidiaries, including Nova Ventures Corporation, and Advion BioSciences, Inc.

David Green has served as the Company’s President and a member of the Board of Directors of the Company since March 1996. Prior to joining the Company, Mr. Green was a strategy consultant with Monitor Company, a strategy consulting company, in Cambridge, Massachusetts and Johannesburg, South Africa from June 1991 until September 1995 and a brand manager for household products with Unilever PLC, a packaged consumer goods company, in London from September 1985 to February 1989. Mr. Green graduated from Oxford University with a B.A. Honors degree in physics and holds a M.B.A. degree with distinction from Harvard Business School.

Bryce Chicoyne has served as our Chief Financial Officer and Treasurer since August 2004. Prior to joining Harvard Bioscience, Mr. Chicoyne served from December 2002 to August 2004 as Director of Financial Reporting with Apogent Technologies Inc., a developer and manufacturer of products for the clinical and research industries. From May 2000 to December 2002, Mr. Chicoyne served as the Manager of Financial Reporting of Sonus Networks, Inc., a provider of voice over IP infrastructure solutions for wireline and wireless service providers. Mr. Chicoyne holds a B.S. in accounting from the University of Southern New Hampshire and a M.B.A. from the F.W. Olin School of Business at Babson College.

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

Mark Norige has served as our President of the Harvard Apparatus business unit since August 2006. Mr. Norige served as our Chief Operating Officer of the Harvard Apparatus business unit from January 2000 until August 2006 and in various other positions with us since September 1996. Prior to joining Harvard Bioscience, Mr. Norige served as a Business Unit Manager at QuadTech, Inc., an impedance measuring instrument manufacturer, from May 1995 until September 1996. Mr. Norige worked at Waters Corporation from 1977 until May 1995. Mr. Norige holds a B.S. degree from Lowell Technological Institute and a M.B.A. from Babson College

David Strack has served as the President of our Union Biometrica subsidiary since 2001 and President of our Genomic Solutions subsidiary since March 2004. Prior to joining Harvard Bioscience, Dr. Strack served from 2000 to 2001 as President and Chief Operating Officer of Folia Inc., a biodegradable specialty polymers company. From 1996 to 1999, Dr. Strack served as President and Chief Operating Officer of Synthon Corporation, a chemicals company producing specialized chemicals for pharmaceutical companies. Dr. Strack has over 25 years experience in sales, marketing and general management, primarily in the laboratory instruments arena, including six years as President of the N.A. Instruments Division of ATI, and 13 years at Waters Corporation, progressing through market and product management, field sales management, VP for Pacific (Tokyo) and President of the consumables business unit. Dr. Strack holds a B.S. degree in chemistry from Rochester Institute of Technology, a Ph.D. degree in chemistry from Syracuse University, and a M.B.A. degree in marketing from Fairleigh Dickinson University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been quoted on the NASDAQ Global Market since our initial public offering on December 7, 2000, and currently trades under the symbol “HBIO.” The following table sets forth the range of the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the quarterly periods indicated.

Year Ended December 31, 2006	High	Low
First Quarter	$6.07	$3.88
Second Quarter	$4.63	$3.49
Third Quarter	$4.65	$3.93
Fourth Quarter	$5.43	$4.25

Year Ended December 31, 2005	High	Low
First Quarter	$4.84	$3.79
Second Quarter	$3.93	$2.80
Third Quarter	$3.58	$2.66
Fourth Quarter	$4.80	$2.98

On February 28, 2007, the closing sale price of our common stock on the NASDAQ Global Market was $5.07 per share. The number of record holders of our common stock as of February 28, 2007 was 211. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Dividend Policy

We have never declared or paid dividends on our common stock in the past and do not intend to pay dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant.

Stockholder Return Performance Graph

The following graph provides a comparison of the cumulative total stockholder return on the Company’s Common Stock from December 31, 2001 to December 31, 2006 with the cumulative return of the Russell 2000 Index and the Nasdaq Pharmaceutical Index over the same period. The five-year cumulative return assumes an initial investment of $100 in the Company’s Common Stock and in each index on December 31, 2001. The total return for the Company’s Common Stock and the indices used assumes the reinvestment of all dividends.

	12/01	12/02	12/03	12/04	12/05	12/06
Harvard Bioscience, Inc.	$100.00	$33.18	$89.54	$46.58	$44.77	$51.61
Russell 2000	$100.00	$79.52	$117.09	$138.55	$144.86	$171.47
NASDAQ Pharmaceutical	$100.00	$64.40	$92.31	$100.78	$113.36	$115.84

Item 6.	Selected Financial Data.

	For The Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$76,181	$67,431	$64,745	$52,024	$47,009
Cost of product revenues(1)	38,094	34,156	33,312	27,430	24,702

Gross profit	38,087	33,275	31,433	24,594	22,307

Operating expenses(1)	29,397	25,351	23,049	17,421	16,882

Operating income	8,690	7,924	8,384	7,173	5,425
Other income (expense), net	(294)	(784)	(751)	(1,012)	450

Income from continuing operations before income taxes	8,396	7,140	7,633	6,161	5,875
Income taxes	1,775	899	3,115	2,542	2,805

Income from continuing operations	6,621	6,241	4,518	3,619	3,070
Discontinued operations, net of tax(1)(2)	(8,962)	(38,118)	(2,189)	641	(2,333)

Net income (loss)	(2,341)	(31,877)	2,329	4,260	737

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.22	$0.20	$0.15	$0.12	$0.11
Discontinued operations	(0.29)	(1.25)	(0.07)	0.02	(0.08)

Basic earnings (loss) per common share	$(0.08)	$(1.05)	$0.08	$0.14	$0.03

Diluted earnings per common share from continuing operations	$0.21	$0.20	$0.15	$0.12	$0.11
Discontinued operations	(0.29)	(1.24)	(0.08)	0.02	(0.08)

Diluted earnings (loss) per common share	$(0.08)	$(1.04)	$0.07	$0.14	$0.03

Weighted average common shares:
Basic	30,519	30,442	30,269	29,924	27,090
Diluted	31,148	30,781	31,103	30,712	27,597

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,357	$7,632	$13,867	$8,223	$15,313
Working capital	38,601	42,400	45,245	40,182	31,816
Total assets(3)	93,228	92,035	139,881	128,429	107,584
Long-term debt, net of current portion	3,000	8,500	16,520	12,787	400
Stockholders’ equity(3)	71,883	68,416	104,357	98,878	88,381

(1)	On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $2.1 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan, as applicable, and was recorded as a component of cost of product revenues, operating expenses and discontinued operations, net of tax.

(2)	During the quarter ended September 30, 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met our expectations and the decision to focus our resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. During 2005, we recorded abandonment, impairment and write-down charges related to our Capital Equipment Business segment of approximately $28.7 million on goodwill and other long-lived assets. During the year ended December 31, 2006, we utilized a market approach and re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on this evaluation, we recorded additional asset impairment charges of approximately $3.9 million. The operating results of the Capital Equipment Business segment and the asset impairment charges described above are classified under the caption “Discontinued Operations, net of tax.”

(3)	In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other accumulated comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements in SFAS No. 158 are effective as of the end of the first fiscal year ending after December 15, 2006. The Company adopted SFAS No. 158 effective December 31, 2006.

The incremental effect in our consolidated balance sheet of applying SFAS No. 158 as of December 31, 2006 is reflected in the following table:

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158
	(in thousands)
Deferred income tax assets	$10	$685	$695
Total assets	92,543	685	93,228
Other liabilities — non-current	36	2,283	2,319
Total liabilities	19,062	2,283	21,345
Accumulated other comprehensive income	7,772	(1,598)	6,174
Total stockholders’ equity	73,481	(1,598)	71,883

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

From 1997 to 2006, the revenues from our continuing operations grew from $11.5 million to $76.2 million, an annual compounded growth rate of approximately 23.4%. During the second half of 2005, we successfully refocused our resources on our core apparatus and instrumentation business, which has been the cornerstone to our success over the last decade. As a result of these efforts since the second half of 2005 we were able to steadily increase our organic growth and improve both our gross margin and our operating income margin on a comparative basis. The organic sales growth has been driven by the continued strength in our core physiology and our spectrophotometer product lines and an increase in international sales, particularly in Europe.

Looking further into 2007, we remain encouraged by the continued strengthening of our international sales in the life sciences market and are focused on the growth opportunities in the U.S. markets. We remain committed to our goal of high revenue and profit growth through a combination of organic growth and tuck under acquisitions.

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

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. The amended credit facility expires on December 1, 2009.

As a part of the amendment, the lenders under the credit facility also consented to the sale of our Capital Equipment Business segment, provided that it is closed on or before March 31, 2007, all cash proceeds are used to prepay the credit facility and certain other conditions are met. If we do not complete the sale of the Capital Equipment Business segment by March 31, 2007, we will be required to obtain consent from the lenders. If we are unable to obtain this consent, sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

As of December 31, 2006, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of December 31, 2006, there was $3.0 million outstanding under the credit facility, a decrease of approximately $5.5 million from $8.5 million as of December 31, 2005. As of December 31, 2006, we were not subject to any restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $17.0 million.

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

In the table below, we provide an overview of selected operating metrics.

	2006	% of Revenue	2005	% of Revenue	2004	% of Revenue
	(in thousands)
Total revenues	$76,181		$67,431		$64,745
Cost of product revenues	38,094	50.0%	34,156	50.7%	33,312	51.5%
Sales and marketing expenses	9,499	12.5%	8,110	12.0%	7,564	11.7%
General & administrative expenses	15,047	19.8%	12,627	18.7%	10,922	16.9%
Research and development expenses	3,154	4.1%	2,950	4.4%	2,981	4.6%

Revenues.    We generate revenues by selling apparatus instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 32% and 33% of our revenues for the years ended December 31, 2006 and 2005, respectively.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the years ended December 31, 2006 and 2005, approximately 62% and 61%, respectively, of our revenues were derived from sales to distributors.

For the years ended December 31, 2006 and 2005, approximately 90% of our revenues were derived from products we manufacture. The remaining 10% of our revenues for the years ended December 31, 2006 and 2005, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the years ended December 31, 2006 and 2005, approximately 53% and 54%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during both 2006 and 2005 consisted of sales to GE Healthcare (formerly Amersham Biosciences), the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales, and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Research and development expenses.    Research and development expense consists primarily of salaries and related expenses for personnel and capital resources used to develop and enhance our products and to support collaboration agreements. Other research and development expense includes fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. We believe that investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire.

Stock compensation expenses.    On January 1, 2006, we adopted SFAS No. 123(revised 2004), Share-Based Payment, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $1.9 million and $0.2 million in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, and research and development expenses.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.    Revenues increased $8.8 million, or 13.0%, to $76.2 million for the year ended December 31, 2006 compared to $67.4 million for the same period in 2005. Excluding the impact of foreign exchange, revenues increased $7.7 million, or 11.4%. The revenue increase was across various product lines, and was primarily attributed to an increase in demand for core physiology and cell biology equipment, particularly in Asia Pacific and Europe, new spectrophotometer products, amino acid analyzers, strong international demand, and from sales attributed to our recently acquired Anthos product lines. During the year ended December 31, 2006, there was a positive foreign exchange impact on sales denominated in foreign currencies of approximately $1.1 million, or 1.6%.

Cost of product revenues.    Cost of product revenues increased $3.9 million, or 11.5%, to $38.1 million for the year ended December 31, 2006 from $34.2 million for the year ended December 31, 2005. Gross profit as a percentage of revenues increased to 50.0% for the year ended December 31, 2006 compared with 49.3% for the same period in 2005. The increase in gross profit as a percentage of revenues was mainly due to increased sales volumes, improved product mix and higher margins on certain new product introductions offset by sales attributed to a large tender from a Chinese distributor of our Anthos products, which was sold at lower gross profit margins.

General and administrative expenses.    General and administrative expenses were $15.0 million, an increase of $2.4 million, or 19.2%, for the year ended December 31, 2006 compared to $12.6 million for the year ended December 31, 2005. The increase in general and administrative expenses is primarily due to approximately $1.8 million of stock compensation expense recognized under SFAS No. 123(R) and an increase in bonus expense of approximately $1.1 million. These increases were partially offset by restructuring charges of approximately $0.3 million recorded during the second quarter of 2005.

Sales and marketing expenses.    Sales and marketing expenses increased $1.4 million, or 17.1%, to $9.5 million for the year ended December 31, 2006 compared to $8.1 million for the year ended December 31, 2005. This increase is primarily due to investments in direct marketing initiatives and to employee related costs attributed to those investments that we began during the second half of 2005.

Research and development expenses.    Research and development expenses increased $0.2 million, or 6.9%, to $3.2 million for the year ended December 31, 2006 compared to $3.0 million for the year ended December 31, 2005.

Amortization of intangible assets.    Amortization of intangibles was $1.7 million in the years ended December 31, 2006 and 2005.

Other expense, net.    Other expense, net was $0.3 million and $0.8 million for the year ended December 31, 2006 and 2005, respectively. Net interest expense was $0.2 million and $0.7 million for the year ended December 31, 2006 and 2005, respectively. The decrease in net interest expense was primarily the result of lower average long-term debt balances in the 2006 compared to 2005. Other expense, net also included foreign exchange gains of $33,000 for the year ended December 31, 2006 compared to foreign exchange losses of $55,000 for the same period in 2005. These exchange gains and losses were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.    Income tax expense from continuing operations was $1.8 million for the year ended December 31, 2006 compared to $0.9 million for the year ended December 31, 2005. The effective income tax rate for continuing operations was 21.1% for the year ended December 31, 2006, compared with 12.6% for the same period in 2005. The increase in the effective income tax rate is principally due to the realization of tax benefits of $0.3 million in the third quarter of 2005.

Discontinued Operations.    During the quarter ended September 30, 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met our expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $9.0 million for year ended December 31, 2006 compared to a loss of $38.1 million for the same period in 2005. Included in the loss from discontinued operations, net of tax were asset impairment charges of $3.9 million and $28.7 million in 2006 and 2005, respectively.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.    Revenues increased $2.7 million, or 4.1%, to $67.4 million for the year ended December 31, 2005 compared to $64.7 million during 2004. The revenue increase was across various product lines in the Biochrom and in the Harvard Apparatus businesses of approximately $1.7 million and approximately $0.9 million, respectively. In addition, revenue growth of $0.8 million was attributed to our acquisition of KD Scientific in March 2004. Offsetting these increases in revenue during 2005 was a negative foreign exchange impact on sales denominated in foreign currencies of approximately $0.6 million, or 1% of revenues.

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

General and administrative expenses.    General and administrative expenses, including restructuring costs, increased $1.7 million, or 15.6%, to $12.6 million for the year ended December 31, 2005 compared to $10.9 million during 2004. The increase in general and administrative expenses is primarily due to direct and indirect costs associated with Sarbanes-Oxley compliance of $0.5 million, bonuses paid to employees at our Harvard Apparatus and Biochrom subsidiaries of $0.4 million and restructuring expenses for the realignment of personnel at our Biochrom, Scie-Plas and Hoefer subsidiaries of $0.3 million.

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

Income taxes.    Our effective income tax rate for continuing operations was 12.6% for 2005 compared to 40.8% for 2004. The decrease in the effective income tax rate is principally due to the allocation of tax benefits resulting from the ability of our continuing operations to use net operating loss carryforwards that had been reserved for under SFAS No. 109, Accounting for Income Taxes.

Discontinued Operations.    During the quarter ended September 30, 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for our Capital Equipment Business have been such that this business has not met our expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005.

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

In our consolidated statements of cash flows, we have elected to combine the cash flows from both continuing and discontinued operations within each category, as allowed by SFAS No. 95, Statement of Cash Flows. Unless specifically noted otherwise, our discussion of our cash flows below refers to combined cash flows from both continuing and discontinued operations.

We ended 2006 with cash and cash equivalents of $9.8 million, of which $9.4 million was held in continuing operations and $0.4 million was held in discontinued operations, compared to cash and cash equivalents of $9.8 million at December 31, 2005. During 2006, we repaid $5.5 million on our revolving credit facility bringing down the amount outstanding as of December 31, 2006 to $3.0 million compared to $8.5 million at December 31, 2005.

Overview of Cash Flows for the years ended December 31,

	2006	2005	2004
	(in thousands)
Cash flows from operations:
Net income (loss)	$(2,341)	$(31,877)	$2,329
Changes in assets and liabilities	545	(212)	3,448
Other adjustments to operating cash flows	10,152	37,284	5,661

Net cash provided by operating activities	8,356	5,195	11,438

Investing activities:
Acquisitions	(1,118)	—	(7,082)
Other investing activities	(2,663)	(1,076)	(3,337)

Net cash used in investing activities	(3,781)	(1,076)	(10,419)

Financing activities:
Other financing activities	(5,286)	(7,793)	4,210

Net cash provided by (used in) financing activities	(5,286)	(7,793)	4,210
Effect of exchange rate on cash	691	(422)	415

Increase (decrease) in cash and cash equivalents	$(20)	$(4,096)	$5,644

Our operating activities generated cash of $8.4 million for the year ended December 31, 2006 compared to $5.2 million for the year ended December 31, 2005. The increase in cash flow from operations from 2006 to 2005 was primarily the result of an increase in net income of $2.4 million excluding non-cash charges and other adjustments and the timing of cash payments on accounts payable and taxes payable.

Our investing activities used cash of $3.8 million in 2006 compared to $1.1 million in 2005. During the second quarter of 2006, we purchased select assets of the microplate reader and washer product lines from Anthos Labtec Instruments GmbH, a subsidiary of Beckman Coulter, Inc. for approximately $1.1 million. The caption “Other investing activities” primarily includes purchases of property, plant, and equipment. We spent $2.2 million during 2006 on capital expenditures compared to $1.1 million during 2005. During the next twelve months, we expect to spend approximately $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. We ended 2006 and 2005 with $3.0 million and $8.5 million, respectively, drawn against our $20.0 million revolving credit facility.

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of December 31, 2006, we had $3 million in U.S. dollar loans outstanding bearing interest at a rate equal to the bank’s base rate, which was equal to the prime rate of 8.25% per annum.

As a part of the amendment, the lenders under the credit facility also consented to the sale of our Capital Equipment Business segment, provided that it is closed on or before March 31, 2007, all cash proceeds are used to prepay the credit facility and certain other conditions are met. Additionally, under the current terms of our existing credit facility, if a sale has not been completed by March 31, 2007, we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

As of December 31, 2006, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of December 31, 2006, there was $3.0 million outstanding under the credit facility, a decrease of approximately $5.5 million from $8.5 million as of December 31, 2005. As of December 31, 2006, we were not subject to any restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $17.0 million.

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

Contractual Obligations

The following schedule represents our contractual obligations for our continuing and discontinued operations, excluding interest, as of December 31, 2006.

	Total	2007	2008	2009	2010	2011	2012 and Beyond
	(in thousands)
Notes payable	$3,000	$—	$—	$3,000	$—	$—	$—
Operating leases	5,482	1,946	1,639	714	382	268	533

Total	$8,482	$1,946	$1,639	$3,714	$382	$268	$533

Critical Accounting Policies

We believe that our critical accounting policies are as follows:

•	revenue recognition;

•	accounting for income taxes;

•	inventory;

•	valuation of identifiable intangible assets and in-process research and development in business combinations;

•	valuation of long-lived and intangible assets and goodwill; and

•	stock-based compensation.

Revenue recognition.    We recognize revenue of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectibility of the sales price is reasonably assured. Sales of some of our products include provisions to provide additional services such as installation and training. We evaluate all sales with multiple deliverables, including our collaboration agreements, to determine if more than one unit of accounting exists, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. When we determine that there is more than one unit of accounting, and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In situations where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), we apply the residual method to allocate fair value. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). Revenue for each unit of accounting is recorded once all applicable revenue recognition criteria have been met. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance FASB Technical Bulletin (FTB) 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

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

Accounting for income taxes.    We determine our annual income tax provision in each of the jurisdictions in which we operate. This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we believe that recovery does not meet this “more likely than not” standard as required in SFAS No. 109, Accounting for Income Taxes, we must establish a valuation allowance. If a valuation allowance is established or increased in a period, generally we allocate the related income tax expense to income from continuing operations in the consolidated statement of operations.

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to certain deferred tax assets as of December 31, 2006 that do not meet the “more likely than not” standard of realization based on our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

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

During the second quarter of 2005, the asset groups that comprise our Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. We believed the decrease in revenues was caused by a general market decrease in demand for capital equipment, excess capacity of certain genomics equipment in the market place, and new applications for certain products had not developed as previously anticipated. These factors led us to revise our expectations of future revenues and operating profit margins for the Capital Equipment Business segment. As a result, with the assistance of third party independent appraisers, we re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. We used an income approach to determine the fair values of the long-lived assets tested for impairment and recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. These abandonment and impairment charges have been classified within discontinued operations for the year ended December 31, 2005. Also, as a result of the factors described above, in accordance with SFAS No. 142, the Company, with the assistance of third-party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, we recorded impairment charges within the Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. We used a combination of an income approach and a market approach to determine the fair value of our Genomic Solutions and Union Biometrica reporting units. These impairment charges have been classified within discontinued operations for the year ended December 31, 2005.

During the fourth quarter of 2005, certain product lines in the Capital Equipment Business segment did not meet our revenue forecasts and expectations. We believe that the further decline in revenues was due to the relative high price and nature of the products sold by Capital Equipment Business segment which customers, particularly distributors, may not be promoting and purchasing due to the uncertain future of the business. This led to a further reduction in our expectation of future revenues in the Capital Equipment Business segment. As a result, we re-evaluated the goodwill included in this segment in accordance with SFAS No. 142, as well as the fair value of the disposal group in accordance with SFAS No. 144. As a result, an additional goodwill impairment charge of approximately $7.9 million and a write-down of long-lived assets of approximately $3.4 million were recorded during the fourth quarter of 2005. We used a combination of income and market approaches to determine the fair value of the disposal group.

During the year ended December 31, 2006, we utilized a market approach and re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on this evaluation, we recorded additional asset impairment charges of approximately $3.9 million.

Stock-based compensation    On January 1, 2006, we adopted SFAS No. 123(R), which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), restricted stock and other special equity awards based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 for our continuing operations was $1.9 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the year ended December 31, 2005 because we had not adopted the recognition provisions under SFAS No. 123 and there was no such expense under APB Opinion No. 25.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in our consolidated statement of operations when the exercise price of our stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), we elected to retain its method of valuation for stock-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for our pro forma information required under SFAS No. 123. Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

For awards granted prior to January 1, 2006, we use the accelerated expense recognition method in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We record expense on a straight-line basis over the requisite service period for all awards granted since the adoption of SFAS No. 123(R) on January 1, 2006.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During 2006, the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth. During 2005, the U.S. dollar strengthened against these currencies resulting in decreased consolidated revenue and earnings.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. The gain associated with the translation of foreign equity into U.S. dollars was approximately $4.0 million in 2006 compared to a loss of $4.3 million for 2005. In addition, currency fluctuations resulted in approximately $33,000 in foreign currency gains in 2006 and 2004 and $55,000 in foreign currency losses in 2005.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 on January 1, 2006 and it did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal years beginning after June 15, 2005. We adopted SFAS No. 153 on January 1, 2006 and it did not have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. We adopted FASB Interpretation No. 47 on January 1, 2006 and it did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006 and it did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Although we are still evaluating the impact the adoption of this interpretation, we do not believe it will have a material impact on our consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. In the period of adoption, SAB No. 108 permits existing public companies to initially apply its provisions either by (i) adjusting prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” to the opening balance of retained earnings. The Company adopted SAB No. 108 effective December 31, 2006 resulting in a decrease to the 2006 opening accumulated deficit of $0.5 million, an increase in goodwill of $1.4 million and an increase in deferred tax liabilities of $0.9 million.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. At December 31, 2006, we had $3.0 million outstanding under our revolving credit facility, which bears interest at a variable rate equal to the prime rate. At December 31, 2006, the interest rate on this debt was 8.25%. Assuming no other changes, which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of December 31, 2006 over the next twelve months is quantified and summarized as follows:

If compared to the rate at December 31, 2006	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$30
Interest rates increase by 2.0%	$60

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed under Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 9A(d).

(c)	Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc. and subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Harvard Bioscience, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harvard Bioscience, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Harvard Bioscience, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements. Such report includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, effective January 1, 2006, the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006 and the change in the Company’s method of quantifying errors in 2006.

/s/ KPMG LLP

Boston, Massachusetts

March 15, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2007 Annual Meeting of Stockholders. Information concerning executive officers of the Company is included in Part I of this report as Item 4.A. and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2007 Annual Meeting of Stockholders.

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, effective January 1, 2006, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006, and the Company changed its method of quantifying errors in 2006.

/s/ KPMG LLP

Boston, Massachusetts

March 15, 2007

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,357	$7,632
Accounts receivable, net of allowance for doubtful accounts of $364 and $347, respectively	13,323	10,143
Inventories	10,743	9,086
Deferred income tax assets—current	149	905
Other receivables and other assets	2,401	3,286
Assets of discontinued operations—held for sale	17,312	23,944

Total current assets	53,285	54,996
Property, plant and equipment, net	4,610	3,983
Deferred income tax assets—non-current	695	273
Amortizable intangible assets, net	10,457	11,153
Goodwill and other indefinite lived intangible assets	23,962	21,074
Other assets	219	156

Total assets	$93,228	$91,635

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$21
Accounts payable	4,490	3,379
Deferred revenue	238	275
Accrued income taxes payable	195	647
Accrued expenses	4,244	3,085
Other liabilities—current	451	700
Liabilities of discontinued operations	5,066	4,889

Total current liabilities	14,684	12,996
Long-term debt, less current installments	3,000	8,500
Deferred income tax liabilities	1,342	835
Other liabilities—non-current	2,319	888

Total liabilities	21,345	23,219

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,223,192 and 35,142,569 shares issued and 30,562,408 and 30,481,785 shares outstanding, respectively	352	351
Additional paid-in-capital	176,034	173,694
Accumulated deficit	(110,009)	(108,139)
Accumulated other comprehensive income	6,174	3,178
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders’ equity	71,883	68,416

Total liabilities and stockholders’ equity	$93,228	$91,635

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands except per share data)

	Years ended December 31,
	2006	2005	2004
Revenues	$76,181	$67,431	$64,745
Cost of product revenues	38,094	34,156	33,312

Gross profit	38,087	33,275	31,433

Sales and marketing expenses	9,499	8,110	7,564
General and administrative expenses	15,047	12,627	10,922
Research and development expenses	3,154	2,950	2,981
Amortization of intangible assets	1,697	1,664	1,582

Total operating expenses	29,397	25,351	23,049

Operating income	8,690	7,924	8,384

Other income (expense):
Foreign exchange	33	(55)	33
Interest expense	(429)	(917)	(765)
Interest income	216	234	123
Other, net	(114)	(46)	(142)

Other income (expense), net	(294)	(784)	(751)

Income from continuing operations before income taxes	8,396	7,140	7,633
Income taxes	1,775	899	3,115

Income from continuing operations	6,621	6,241	4,518
Discontinued operations, net of tax	(8,962)	(38,118)	(2,189)

Net income (loss)	$(2,341)	$(31,877)	$2,329

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.22	$0.20	$0.15
Discontinued operations	(0.29)	(1.25)	(0.07)

Basic earnings (loss) per common share	$(0.08)	$(1.05)	$0.08

Diluted earnings per common share from continuing operations	$0.21	$0.20	$0.15
Discontinued operations	(0.29)	(1.24)	(0.08)

Diluted earnings (loss) per common share	$(0.08)	$(1.04)	$0.07

Weighted average common shares:
Basic	30,519	30,442	30,269

Diluted	31,148	30,781	31,103

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and

Comprehensive Income (Loss)

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2003	34,796	$348	$172,449	$(78,591)	$5,340	$(668)	$98,878
Issuance of common stock
Stock option exercises	203	2	668	—	—	—	670
Stock purchase plan	53	1	200	—	—	—	201
Stock compensation expense	—	—	152	—	—	—	152
Comprehensive income:
Net income	—	—	—	2,329	—	—	2,329
Translation adjustments	—	—	—	—	2,235	—	2,235
Minimum pension liability adjustment, net of tax	—	—	—	—	(108)	—	(108)

Total comprehensive income	—	—	—	—	—	—	4,456

Balance at December 31, 2004	35,052	$351	$173,469	$(76,262)	$7,467	$(668)	$104,357
Issuance of common stock
Stock option exercises	48	—	112	—	—	—	112
Stock purchase plan	42	—	113	—	—	—	113
Comprehensive income:
Net loss	—	—	—	(31,877)	—	—	(31,877)
Translation adjustments	—	—	—	—	(4,251)	—	(4,251)
Minimum pension liability adjustment, net of tax	—	—	—	—	(38)	—	(38)

Total comprehensive loss	—	—	—	—		—	(36,166)

Balance at December 31, 2005	35,142	$351	$173,694	$(108,139)	$3,178	$(668)	$68,416
Initial application of SAB No. 108	—	—	—	471	—	—	471
Stock option exercises	52	1	128	—	—	—	129
Stock purchase plan	29	—	106	—	—	—	106
Stock compensation expense	—	—	2,106	—	—	—	2,106
Impact of adopting SFAS No. 158, net of tax	—	—	—	—	(1,598)	—	(1,598)
Comprehensive income:
Net loss	—	—	—	(2,341)		—	(2,341)
Translation adjustments	—	—	—	—	3,973	—	3,973
Minimum pension liability adjustment, net of tax	—	—	—	—	621	—	621

Total comprehensive income	—	—	—	—	—	—	2,253

Balance at December 31, 2006	35,223	$352	$176,034	$(110,009)	$6,174	$(668)	$71,883

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,341)	$(31,877)	$2,329
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	2,106	—	152
Depreciation	1,443	2,084	2,638
Abandonment and impairment of assets	3,863	28,679	—
Non-cash restructuring charges	—	3,685	—
Amortization of catalog costs	95	174	155
(Gain) loss on sale of property, plant and equipment	164	(18)	81
Amortization of intangible assets	1,697	2,672	3,446
Amortization of deferred financing costs	102	107	107
Deferred income taxes	682	(99)	(918)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(1,906)	1,865	1,382
Decrease in inventories	1,922	1,568	582
Decrease in other receivables and other assets	106	6	497
Increase (decrease) in trade accounts payable	1,229	(1,352)	(587)
Increase (decrease) in accrued income taxes payable	354	(1,978)	778
Increase (decrease) in accrued expenses	(694)	62	951
Increase (decrease) in deferred revenue	(366)	(38)	78
Decrease in other liabilities	(100)	(345)	(233)

Net cash provided by operating activities	8,356	5,195	11,438

Cash flows from investing activities:
Additions to property, plant and equipment	(2,386)	(1,100)	(3,011)
Additions to catalog costs	(281)	—	(371)
Proceeds from sales of property, plant and equipment	4	24	45
Acquisitions, net of cash acquired	(1,118)	—	(7,082)

Net cash used in investing activities	(3,781)	(1,076)	(10,419)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	—	6,950
Repayments of debt	(5,521)	(8,018)	(3,611)
Net proceeds from issuance of common stock	235	225	871

Net cash provided by (used in) financing activities	(5,286)	(7,793)	4,210

Effect of exchange rate changes on cash	691	(422)	415

Increase (decrease) in cash and cash equivalents	(20)	(4,096)	5,644
Cash and cash equivalents at the beginning of period	9,771	13,867	8,223

Cash and cash equivalents at the end of period	$9,751	$9,771	$13,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$572	$940	$751
Cash paid for income taxes	$1,894	$2,493	$2,106

Note: The above statements of cash flows include both continuing and discontinued operations. Cash and cash equivalents include $9,357 held by continuing operations and $394 held by discontinued operations as of December 31, 2006.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for inventory obsolescence, catalog cost amortization periods, income tax and reserves for bad debts. In addition, certain estimates are required in order to determine the value of assets and liabilities associated with acquisitions. Estimates are also required to evaluate the value and recoverability of existing long-lived and intangible assets, including goodwill. Actual results could differ from those estimates.

(c)	Reclassifications and Other Items Impacting Comparability

SFAS No. 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(revised 2004), Share-Based Payment, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Prior to the adoption of SFAS No. 123(R), we accounted for stock options to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $2.1 million and consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan, as applicable, and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations, net of tax.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements in SFAS No. 158 are effective as of the end of the first fiscal year ending after December 15, 2006. The Company adopted SFAS No. 158 effective December 31, 2006.

The incremental effect in our consolidated balance sheet of applying SFAS No. 158 as of December 31, 2006 is reflected in the following table:

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158
	(in thousands)
Deferred income tax assets—non-current	$10	$685	$695
Total assets	92,543	685	93,228
Other liabilities—non-current	36	2,283	2,319
Total liabilities	19,062	2,283	21,345
Accumulated other comprehensive income	7,772	(1,598)	6,174
Total stockholders’ equity	73,481	(1,598)	71,883

SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company has historically used the roll-over method when considering the effects of prior year uncorrected misstatements. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. In the period of adoption, SAB No. 108 permits existing public companies to initially apply its provisions either by (i) adjusting prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” to the opening balance of retained earnings. The Company adopted SAB No. 108 effective December 31, 2006.

During the year ended December 31, 2006, the Company discovered that it had inadvertently failed to record deferred tax liabilities on identifiable intangible assets related to certain acquisitions made in 2001 and 2002. The Company determined, by evaluating both qualitative and quantitative factors that not recording the deferred tax liabilities and related annual tax benefits, did not create a material misstatement in the consolidated financial statements for any prior period under the Company’s previous method of evaluating errors. As permitted by SAB No. 108, the Company corrected the errors by recording the cumulative effect of the errors to the 2006 opening balance of retained earnings. Correcting the errors resulted in a decrease to the 2006 opening accumulated deficit of $0.5 million, an increase in goodwill of $1.4 million and an increase in deferred tax liabilities of $0.9 million.

Reclassifications

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

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments at the lease agreement date. Property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	3-10 years
Computer equipment and software	3-7 years
Furniture and fixtures	5-10 years
Automobiles	4-6 years

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(k)	Earnings per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive. Since the Company is reporting discontinued operations, we used income from continuing operations as the control number in determining whether those potential dilutive securities are dilutive or antidilutive.

(l)	Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. The Company has chosen to disclose comprehensive income (loss), which encompasses net income (loss), foreign currency translation adjustments, the underfunded status of our pension plans, net of tax, and pension minimum additional liability adjustments, net of tax, in the consolidated statements of stockholders’ equity and comprehensive income (loss).

As of December 31, 2006, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $7.8 million and the underfunded status of our pension plans of $(1.6) million, net of tax. As of December 31, 2005, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $3.8 million and a minimum pension liability adjustment of $(0.6) million, net of tax.

(m)	Revenue Recognition

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(n)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets includes goodwill, unamortizable intangible assets and amortizable intangible assets. Amortizable intangible assets (those intangible assets with definite estimated useful lives) are initially recorded at fair value and amortized, using the straight-line method, over their estimated useful lives. At December 31, 2006, amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 1 to 15 years, 15 years, 5 to 15 years, 11 years and 15 years, respectively.

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

(o)	Impairment or Disposal of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value.

A long-lived asset classified as “held for sale” is initially measured at the lower of carrying amount or fair value less costs to sell. In the period the “held for sale” criteria are met, the Company would recognize an impairment charge for any initial adjustment of the long-lived assets. During each reporting period after the initial measurement, gains or losses resulting from fluctuations in the fair value less costs to sell are recognized. Gains and losses not previously recognized resulting from the sale of a long-lived asset are recognized on the

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of sale. Assets to be disposed of are separately presented in the consolidated balance sheets and long-lived assets are no longer depreciated or amortized. The assets and liabilities of a disposal group which are classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. Operating results for all periods are presented as discontinued operations, net of tax. In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company has elected not to allocate interest of its consolidated debt to discontinued operations.

(p)	Fair Value of Financial Instruments

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

(q)	Recently Issued Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006 and it did not have a material impact on its consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006 and it did not have a material impact on our consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Although the Company is still evaluating the impact of the adoption of this interpretation, it does not believe it will have a material impact on its consolidated results of operations or financial position.

3.	Concentrations

One commercial customer accounted for 19%, 23% and 25% of revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has two agreements with this commercial customer, and although one of the original agreements has expired, we have signed an extension of this agreement through March 31, 2007 and are continuing to actively renegotiating a new agreement. At December 31, 2006, one customer accounted for 13% and at December 31, 2005, two customers accounted for a total of 34% of net accounts receivable. Except as noted above, no other individual customer accounted for more than 10% of revenues for the years ended December 31, 2006, 2005 and 2004.

4.	Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(in thousands)
Finished goods	$3,721	$3,205
Work in process	1,526	987
Raw materials	5,496	4,894

	$10,743	$9,086

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2006	2005
	(in thousands)
Land, buildings and leasehold improvements	$2,527	$2,196
Machinery and equipment	5,215	3,836
Computer equipment and software	2,913	2,254
Furniture and fixtures	678	618
Automobiles	311	185

	11,644	$9,089
Less: accumulated depreciation	(7,034)	(5,106)

Property, plant and equipment, net	$4,610	$3,983

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Acquisitions

Anthos

On June 12, 2006, the Company acquired, through its Austrian subsidiary Asys Hitech GmbH (Asys), certain assets of the microplate reader and washer product lines of Anthos Labtec Instruments GmbH (Anthos), a subsidiary of Beckman Coulter, Inc., for approximately $1.1 million (including acquisition costs of approximately $95,000). This acquisition of certain assets provides the Company with a new design platform, software and a luminescence capability, which complements its current Asys product line. In accordance with Emerging Task Force 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business, the Company determined that the transaction involves the receipt of productive assets and does not constitute the acquisition of a business. The aggregate purchase price allocation for certain assets of Anthos was allocated to tangible and intangible assets acquired based on their fair market values as follows:

(in thousands)
Tangible assets	$690
Intangible assets:
Existing technology	404
Other indefinite lived intangibles (trade name)	24

Total intangible assets	428

Cash paid for acquisition	$1,118

KD Scientific

On March 3, 2004, the Company acquired all issued and outstanding shares of KD Scientific, Inc. (“KDS”) for approximately $6.8 million (including acquisition costs of approximately $0.2 million). KDS designs, manufactures and sells a range of quality fluidics equipment used in research laboratories worldwide. The acquisition complements our core fluidics products with the addition of the recognized KD Scientific brand and complementary technology. Currently, KDS sells primarily through major scientific products distributors. Goodwill recognized in connection with the acquisition, represents excess of purchase price over the fair value of net tangible and intangible assets acquired and can be attributed to, among other factors, expected future strategic synergies and the potential for new customers. The acquisition was funded by proceeds from the Company’s $20.0 million credit facility with Brown Brothers Harriman. The results of operations of KDS have been included in the consolidated financial statements of the Company from the date of acquisition.

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

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment have been such that this business has not met our expectations and the decision to focus our resources on our Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The Company currently anticipates that it will sell the Capital Equipment Business segment during the first half of 2007.

Prior to being classified as a discontinued operation, during the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. The Company believed the decrease in revenues was caused by a general market decrease in demand for capital equipment, excess capacity of certain genomics equipment in the market place, and new applications for certain products had not developed as previously anticipated. These factors led the Company to revise its expectations of future revenues and operating profit margins for the Capital Equipment Business segment. As a result, with the assistance of third-party independent appraisers, the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144 and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company used an income approach to determine the fair values of the long-lived assets tested for impairment and recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. These abandonment and impairment charges have been classified within discontinued operations, net of tax for the year ended December 31, 2005.

Also, as a result of the factors described above, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. The Company used a combination of an income approach and a market approach to determine the fair value of its Genomic Solutions and Union Biometrica reporting units. These impairment charges have been classified within discontinued operations, net of tax for the year ended December 31, 2005.

During the fourth quarter of 2005, certain product lines in the Capital Equipment Business segment did not meet the Company’s revenue forecasts and expectations. The Company believed that the further decline in revenues was due to the relative high price and nature of the products sold by the Capital Equipment Business segment, which customers, particularly distributors, would not be promoting and purchasing such products due to the uncertain future of the business. This led to a further reduction in the Company’s expectation of future revenues in the Capital Equipment Business segment. As a result, the Company re-evaluated the goodwill included in this segment in accordance with SFAS No. 142, as well as the fair value of the disposal group in accordance with SFAS No. 144. As a result, an additional goodwill impairment charge of approximately $7.9 million and a write-down of long-lived assets of approximately $3.4 million was recorded during the fourth quarter of 2005. The Company used a combination of an income and market approaches to determine the fair value of the disposal group.

During the year ended December 31, 2006, the Company utilized a market approach and re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on management’s evaluation, additional asset impairment charges of approximately $3.9 million were recorded during 2006.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results from our Capital Equipment Business segment were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenues	$17,781	$22,101	$27,976
Cost of product revenues	9,392	14,596	13,335
Pretax loss	(8,672)	(38,891)	(3,837)
Income tax	290	(773)	(1,648)
Net loss	(8,962)	(38,118)	(2,189)

Assets and liabilities of our Capital Equipment Business segment were as follows:

	December 31,
	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$394	$2,139
Accounts receivable, net	5,354	5,569
Inventories	8,134	9,793
Other assets	1,893	1,741
Long-lived assets	1,537	4,702

Total assets	$17,312	$23,944

Liabilities
Total liabilities	$5,066	$4,889

8.	Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142. As a result of the adoption, goodwill and other indefinite-lived intangible assets are no longer being amortized, but are subject to impairment reviews annually, or more frequently, if events or circumstances indicate there may be an impairment.

As of December 31, 2006, the Company completed its annual goodwill impairment tests and concluded there was no impairment to goodwill included in its continuing operations. See Note 7—Discontinued Operations for a discussion of abandonment and impairment charges taken during 2006 and 2005 within our discontinued operations.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets consist of the following:

	December 31,				Weighted Average Life(a)
	2006		2005
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Existing technology	$11,777	$(4,754)	$10,453	$(3,405)	7.4 years
Tradename	920	(434)	920	(373)	8.1 years
Distribution agreement/customer relationships	4,753	(1,811)	4,753	(1,201)	6.9 years
Patents	9	(3)	9	(3)	9.3 years

Total amortizable intangible assets	$17,459	$(7,002)	$16,135	$(4,982)

Unamortizable intangible assets:
Goodwill	$22,906		$20,052
Other indefinite lived intangible assets	1,056		1,022

Total goodwill and other indefinite lived intangible assets	$23,962		$21,074

Total intangible assets	$41,421		$37,209

(a)	Weighted average life is as of December 31, 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

(in thousands)
Balance at December 31, 2004	$41,083
Impairments	(17,203)
Reclassed to discontinued operations	(2,193)
Effect of change in foreign currencies and other	(1,635)

Balance at December 31, 2005	20,052
Impact of adopting SAB No. 108	1,439
Effect of change in foreign currencies	1,415

Balance at December 31, 2006	$22,906

Intangible asset amortization expense was $1.7 million for the years ended December 31, 2006 and 2005 and $1.6 million for the year ended December 31, 2004. Amortization expense of existing amortizable intangible assets is estimated to be $1.7 million for the years ending December 31, 2007 and 2008, $1.4 million for the year ended December 31, 2009, $1.3 million for the year ended December 31, 2010 and $1.2 million for the year ended December 31, 2011.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
	(in thousands)
Notes payable	$3,000	$8,500
Capital lease obligations (Note 10)	—	21

	$3,000	$8,521
Less: current installments	—	(21)

Total	$3,000	$8,500

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of the Company’s current $20 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on the Company’s debt service leverage ratio. As of December 31, 2006, we had $3.0 million in U.S. dollar loans outstanding bearing interest at a rate equal to the bank’s base rate, which was equal to the prime rate of 8.25% per annum.

As a part of the amendment, the lenders under the credit facility also consented to the sale of the Company’s capital equipment business, provided that it is closed on or before March 31, 2007, all cash proceeds are used to prepay the credit facility and certain other conditions are met. Additionally, under the current terms of our existing credit facility, if a sale has not been completed by March 31, 2007 we will be required to obtain consent from our lenders upon the sale of our Capital Equipment Business segment. If we are unable to obtain this consent, a sale of our Capital Equipment Business segment will trigger a default under the credit facility whereby our lenders could accelerate all of our outstanding indebtedness and terminate our credit facility.

As of December 31, 2006, we are in compliance with financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on the Company’s ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of December 31, 2006, there was $3.0 million outstanding under the credit facility, a decrease of approximately $5.5 million from $8.5 million as of December 31, 2005. As of December 31, 2006, we were not subject to any restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $17.0 million.

The debt repayment schedule is as follows:

(in thousands)
2007	$—
2008	—
2009	3,000

Total	$3,000

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Leases

Historically, the Company has leased automobiles and equipment under various leases, which were classified as capital leases. The carrying value of automobiles and equipment under capital leases at December 31, 2005 was approximately $81,000, which is net of $162,000 of accumulated depreciation. As of December 31, 2006, the Company did not have any capital leases.

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2015. Rent expense, which is recorded on a straight-line basis, was approximately $1.6 million for the year ended December 31, 2006 and $1.4 million for the years ended December 31, 2005 and 2004.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2006, for our continuing and discontinued operations are as follows:

Operating Leases
(in thousands)
2007	$1,946
2008	1,639
2009	714
2010	382
2011	268
Thereafter	533

Net minimum lease payments	$5,482

11.	Accrued Expenses

Accrued expenses consist of:

	December 31,
	2006	2005
	(in thousands)
Accrued compensation and payroll	$2,298	$1,080
Accrued legal and professional fees	722	1,057
Warranty costs	179	231
Other	1,045	717

Total	$4,244	$3,085

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2006, 2005 and 2004 consisted of:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Current income tax expense (benefit):
Federal and state	$7	$(420)	$1,211
Foreign	1,591	1,586	2,016

	$1,598	$1,166	$3,227

Deferred income tax (benefit) expense:
Federal and state	$(16)	$(265)	$194
Foreign	193	(2)	(306)

	$177	$(267)	$(112)

Total income tax expense	$1,775	$899	$3,115

Income tax expense for the periods ended December 31, 2006, 2005 and 2004 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pre-tax continuing operations income as a result of the following:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Computed “expected” income tax expense	$2,855	$2,428	$2,595
Increase (decrease) in income taxes resulting from:
Permanent differences, net	(174)	303	280
Foreign tax rate and regulation differential	(143)	(69)	320
State income taxes, net of federal income tax benefit	6	(488)	132
Foreign withholding taxes	74	189	—
Impact of discontinued operations	(1,544)	(1,571)	—
Utilization of net operating loss	(1,152)	—	—
Non-deductible stock compensation expense	352	—	50
Federal tax expense differential from prior year tax	(805)	—	—
Tax credits	(289)	(137)	(165)
Reversal of previously accrued taxes	—	—	(546)
Change in valuation allowance allocated to income tax expense	2,700	433	561
Other	(105)	(189)	(112)

Total income tax expense	$1,775	$899	$3,115

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense is based on the following pre-tax continuing operations income (loss) for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Domestic	$1,502	$3,183	$4,654
Foreign	6,894	3,957	2,979

	$8,396	$7,140	$7,633

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Accounts receivable	$26	$23
Inventory	537	621
Operating loss and credit carryforwards	4,246	2,258
Accrued expenses	663	220
Pension liabilities	685	277
Other accrued liabilities	504	803

Total gross deferred assets	6,661	4,202
Less: valuation allowance	(4,004)	(1,304)

Deferred tax assets	$2,657	$2,898

Deferred tax liabilities:
Property, plant and equipment	$91	$165
Intangible assets	2,638	2,014
Other accrued liabilities	626	571

Total deferred tax liabilities	3,355	2,750

Net deferred tax asset/(liability)	$(698)	$148

As of December 31, 2006 and 2005, gross deferred tax assets held by our Capital Equipment Business segment were approximately $12.9 million and $14.3 million, respectively, and primarily consisted of operating loss and credit carryforwards, offset by valuation allowances of approximately $12.8 million and $14.2 million, respectively. These deferred tax assets and offsetting valuation allowances are included in assets of discontinued operations—held for sale. See Note 7—Discontinued Operations.

The amounts recorded as gross deferred tax assets as of December 31, 2006 and 2005 represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Due to the operating results of the Capital Equipment Business segment the Company concluded that a full valuation allowance was needed to offset most United States deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets.

At December 31, 2006, including our discontinued operations, the Company had federal and state net operating loss carryforwards available to offset future taxable income of approximately $41.2 million. The

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating loss carryforwards will begin to expire in 2007. Furthermore, the Company had foreign operating loss carryforwards to offset future taxable income of approximately $6.2 million which begin to expire in 2012. The Company, including our discontinued operations, also had federal and state general business and minimum tax credit carryforwards available to reduce future federal and state regular income taxes of approximately $3.1 million which begin to expire in 2007. Utilization of the net operating losses and tax credits may be subject to an annual limitation imposed by change in ownership provisions of Section 382 of the Internal Revenue Code and similar state provisions. As mentioned above most net operating loss and credit carryforwards have full valuation allowances set up against them.

In accordance with SFAS No. 109, Accounting for Income Taxes, the accounting for the tax benefits of acquired deductible temporary differences which are not recognized at the acquisition date because a valuation allowance may be established and recognized subsequent to the acquisitions, will be applied first to reduce to zero, any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining tax benefits would be recognized as reduction of income tax expense. If the Company concludes in a subsequent period, that a valuation allowance is required for previously recognized tax benefits from acquisitions, the establishment or reestablishment of that valuation allowance would be recognized as income tax expense attributable to income from continuing operations, not as an increase in goodwill related to the acquisition. The Company’s net deferred tax liability relates primarily to the difference between the financial statement and tax carrying basis amounts of certain acquired identifiable intangible assets.

Including discontinued operations, total valuation allowances for deferred tax assets as of December 31, 2006 was $16.9 million of which $7.1 million was charged against income tax expense while $9.8 million was charged against acquisition goodwill. If the deferred tax assets for which valuation allowances have been established are fully realized, $0.9 million will reduce intangible assets and the balance will reduce future income tax expense.

Undistributed earnings of the Company’s foreign subsidiaries, including discontinued operations, amounted to approximately $11.6 million, $10.0 million and $20.3 million at December 31, 2006, 2005 and 2004, respectively. The Company’s policy is that its undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S federal and state income taxes has been provided. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends received deduction for certain international earnings. The deduction was available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent year. Upon distribution of undistributed earnings of the Company’s foreign subsidiaries in the form of dividends or otherwise, the Company was subject to both U.S. income taxes (less foreign tax credits) and withholding taxes in the various foreign countries on those earnings. The Company repatriated $5.1 million under the Act during 2005 at a tax cost of approximately $0.2 million.

13.	Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the profit sharing retirement plans are at the discretion of management. For the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately $0.3 million to the plans.

Certain of the Company’s subsidiaries in the United Kingdom (UK), Harvard Apparatus Limited and Biochrom Limited maintain contributory, defined benefit pension plans for substantially all of their employees.

Effective December 31, 2006, we adopted SFAS No. 158. The provisions of SFAS No. 158 require that the funded status of our pension plans be recognized in our balance sheet. The provisions of SFAS No. 158 also

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revise employers’ disclosures about our pension plans. SFAS No. 158 does not change the measurement or income statement recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. We have historically measured the plan assets and benefit obligations as of our balance sheet date.

The components of the Company’s pension expense follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$509	$428	$395
Interest cost	762	727	627
Expected return on plan assets	(801)	(694)	(669)
Net amortization loss	124	183	125

Net periodic benefit cost	$594	$644	$478

The measurement date is December 31 for the Company’s plans. The funded status of the Company’s defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
	(in thousands)
Change in benefit obligation:
Balance at beginning of year	$14,765	$14,369
Service cost	509	428
Interest cost	762	727
Participants’ contributions	137	143
Actuarial (gain) loss	(722)	897
Benefits paid	(234)	(216)
Currency translation adjustment	2,062	(1,583)

Balance at end of year	$17,279	$14,765

Change in fair value of plan assets:
Balance at beginning of year	$11,713	$10,859
Actual return on plan assets	1,239	1,719
Participants’ contributions	137	143
Employer contributions	457	462
Benefits paid	(234)	(216)
Expenses paid	(33)	(27)
Currency translation adjustment	1,717	(1,227)

Balance at end of year	$14,996	$11,713

	December 31,
	2006	2005
	(in thousands)
Funded status	$(2,283)	$(3,052)
Unrecognized net loss	N/A	3,231

Net amount recognized	$(2,283)	$179

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $14.5 million and $12.4 million as of December 31, 2006 and 2005, respectively.

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2006	2005
	(in thousands)
Other receivable and other assets	$—	$179
Deferred income tax assets	685	267
Other liabilities	(2,283)	(888)

Net amount recognized	$(1,598)	$(442)

The amounts recognized in accumulated other comprehensive income, net of tax consist of:

	December 31,
	2006	2005
	(in thousands)
Minimum pension liability	—	(621)
Underfunded status of pension plans	(1,598)	—

Net amount recognized	$(1,598)	$(621)

The weighted average assumptions used in determining the net pension cost for the Company’s plans follows:

	Years ended December 31,
	2006	2005	2004
Discount rate	5.13%	4.70%	5.30%
Expected return on assets	6.38%	6.50%	6.90%
Rate of compensation increase	3.96%	3.85%	3.90%

Our mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. Our current target asset mix used in determining the expected return is 60% equities and 40% fixed income securities, including an insurance policy. As of December 31, 2006, our actual asset mix approximated our target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately eleven years, of active plan participants. With the current base of our assets, a 0.5% increase/decrease in the asset return assumption would decrease/increase our annual pension expense by approximately $79,000.

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of our defined benefit pension plan obligations. We use the Merrill Lynch Sterling Market AA-rated long-term U.K. corporate bonds, which match the average duration of our pension plan liability of approximately 15 years. With the current base of assets in our pension plans, a 0.1% increase/decrease in the discount rate assumption would decrease/increase our annual pension expense by approximately $31,000.

The Company expects to contribute approximately $0.5 million to its pension plans during 2006.

There were no plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2006.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Commitments and Contingent Liabilities

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such claims or proceedings.

15.	Employee Stock Benefit Plans and Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), restricted stock and other special equity awards based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees as of January 1, 2006. In March 2005, the SEC issued SAB No. 107, Share-Based Payment relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $2.1 million which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the year ended December 31, 2005 because the Company had not adopted the recognition provisions under SFAS No. 123, and there was no such expense under APB Opinion No. 25.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s consolidated statement of operations when the exercise price of the Company’s stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), the Company elected to retain its method of valuation for stock-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS No. 123. The Company’s determination of fair value of stock-based payment awards on the date of grant using

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For awards granted prior to January 1, 2006, the Company uses the accelerated expense recognition method in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company records expense on a straight-line basis over the requisite service period for all awards granted since the adoption of SFAS No. 123(R) on January 1, 2006.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 218,242 shares were issued as of December 31, 2006. During the year ended December 31, 2006, the Company issued 28,431 shares under the Employee Stock Purchase Plan.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of December 31, 2006, there were options to purchase 231,214 shares outstanding under the 1996 Stock Plan. During the year ended December 31, 2006, no shares were issued under the 1996 Stock Plan.

2000 Stock Option and Incentive Plan

The Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was originally adopted by the Board of Directors on October 26, 2000, approved by the stockholders on November 29, 2000, and amended by the Board of Directors on April 5, 2006. Such amendment to the 2000 Plan, which included an increase in the number of shares available thereunder by 2,000,000, was approved by the stockholders at the Company’s 2006 Annual Meeting. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 6,867,675 shares of common stock for the issuance of awards under the 2000 Plan. As of December 31, 2006, there were options to purchase 5,015,185 shares outstanding and 1,336,829 shares available for grant under the 2000 Stock Plan.

Through December 31, 2006 and 2005, incentive stock options to purchase 6,209,926 and 6,041,406 shares and non-qualified stock options to purchase 4,524,619 and 3,508,139 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the years ended December 31, 2006, 2005, and 2004, 1,185,000, 683,500 and 1,605,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2001, 42,766 stock options were granted to employees at an exercise price of $1.87 and 9,855 stock options at an exercise price of $1.05, which was estimated to be less than the fair market value of the Company’s common stock on the date of grant. During the year ended December 31, 2000, 1,140,466 stock options were granted to employees at an exercise price of $1.05, which was estimated to be less than the fair market value of the Company’s common stock on the date of grant. Accordingly, for the year ended December 31, 2004, compensation expense of $28,302 was recognized related to these stock option grants.

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

	Years Ended December 31,
	2006	2005	2004
Shares of common stock outstanding	30,562,408	30,481,785	30,391,665

Granted	1,185,000	683,500	1,605,000
Canceled / forfeited	(167,691)	(332,000)	(340,069)
Expired	—	—	—

Net options granted	1,017,309	351,500	1,264,931

Grant dilution(1)	3.33%	1.15%	4.16%

Exercised	52,192	48,139	203,099
Exercise dilution(2)	0.17%	0.16%	0.67%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic earnings per share is based upon net income (loss) divided by the number of weighted average common shares outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Years Ended December 31,
	2006	2005	2004
Basic	30,518,835	30,442,340	30,269,382
Effect of assumed conversion of employee stock options	629,563	338,790	833,551

Diluted	31,148,398	30,781,130	31,102,933

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Excluded from the calculation of the diluted earnings per common share in the above table are options to purchase approximately 2,523,489, 2,395,426 and 2,374,000 shares of common stock for years ended December 31, 2006, 2005 and 2004, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

The following is a summary of stock option activity:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2003	1,928,395	2,906,339	$4.42
Options granted	(1,605,000)	1,605,000	7.44
Options exercised	—	(203,099)	3.30
Options cancelled / forfeited	340,069	(340,069)	4.84
Additional shares reserved	38,398	—

Balance at December 31, 2004	701,862	3,968,171	$5.66
Options granted	(683,500)	683,500	3.06
Options exercised	—	(48,139)	2.35
Options cancelled / forfeited	322,250	(322,250)	5.53
Additional shares reserved	13,526	—

Balance at December 31, 2005	354,138	4,281,282	$5.29
Approved by shareholders	2,000,000	—	—
Options granted	(1,185,000)	1,185,000	4.36
Options exercised	—	(52,192)	2.47
Options cancelled / forfeited	167,691	(167,691)	5.81

Balance at December 31, 2006	1,336,829	5,246,399	$5.09

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2006 (Aggregate Intrinsic Value, in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at December 31, 2006	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.01-3.01	1,092,399	6.55	$2.55	$2,823	624,526	$2.22	$1,820
$ 3.02-4.23	967,500	6.96	$3.46	1,613	601,250	$3.41	1,033
$ 4.24-4.96	1,309,000	9.24	$4.42	931	128,668	$4.62	65
$ 4.97-7.91	738,500	5.05	$7.38	—	735,167	$7.39	—
$7.92-10.00	1,139,000	7.01	$8.19	—	616,167	$8.22	—

$0.01-10.00	5,246,399	7.18	$5.09	$5,367	2,705,778	$5.37	$2,918

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.13 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2006 was approximately $0.1 million. The total number of in-the-money options that were exercisable as of December 31, 2006 was 1,354,444.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the year ended December 31, 2006 was allocated as follows:

Year Ended December 31, 2006
(in thousands)
Cost of product revenues	$51
Sales and marketing expenses	114
General and administrative expenses	1,757
Research and development expenses	12
Discontinued operations	172

Total stock-based compensation expense	$2,106

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the year ended December 31, 2006 because generally we have established a valuation allowance against our net deferred tax assets.

The table below reflects net income per share, basic and diluted, for the year ended December 31, 2006 compared with the pro forma information for the years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported in prior periods(1)	N/A	$(31,877)	$2,329
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	149
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax(2)	(2,053)	(3,146)	(4,786)

Net loss including stock-based compensation(3)	$(2,341)	$(35,023)	$(2,308)

Income (loss) per share:
Basic—as reported(1)	N/A	$(1.05)	$0.08

Basic—including stock-based compensation(3)	$(0.08)	$(1.15)	$(0.08)

Diluted—as reported(1)	N/A	$(1.04)	$0.07

Diluted—including stock-based compensation(3)	$(0.08)	$(1.11)	$(0.08)

(1)	Net income (loss) and net income (loss) per share prior to 2006 did not include stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No.123 because we did not adopt the recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to 2006 was calculated based on the pro forma application of SFAS No. 123 as previously disclosed in the notes to the consolidated financial statements.

(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123 as previously disclosed in the notes to the consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average estimated value of employee stock options granted during 2006, 2005 and 2004 was $3.08, $2.09 and $4.89 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Volatility	75.99%	94.72%	85.00%
Risk-free interest rate	4.82%	3.85%	3.60%
Expected holding period	6.25 years	4 years	4 years
Dividend yield	0%	0%	0%

The Company used historical volatility to calculate its expected volatility as of December 31, 2006. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price.

The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.

The Company calculated expected life of employee stock options utilizing the simplified method as defined by SAB No. 107. The simplified method averages an award’s weighted average vesting period and its contractual term. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 3.03%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

16.	Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $6.4 million, $4.7 million and $4.2 million for the year ended December 31, 2006, 2005 and 2004, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting. Included in corporate costs in 2006 are $1.2 million of stock compensation expense related to the adoption of SFAS 123(R). See Note 2(c).

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize selected financial information of the Company’s continuing operations by geographic location:

Revenues by geographic area consist of the following:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
United States	$35,713	$31,321	$31,540
United Kingdom	27,079	25,248	24,809
Rest of the world	13,389	10,862	8,396

	$76,181	$67,431	$64,745

Tangible long-lived assets by geographic area consist of the following:

	December 31,
	2006	2005
	(in thousands)
United States	$2,314	$2,169
United Kingdom	2,040	1,734
Rest of the world	256	80

	$4,610	$3,983

Net assets by geographic area consist of the following:

	December 31,
	2006	2005
	(in thousands)
United States	$27,038	$20,681
United Kingdom	24,102	22,767
Rest of the world	8,497	5,913

	$59,637	$49,361

17.	Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	Beginning Balance	Beginning Balance Reclassified to Discontinued Operations	Charged to Bad Debt Expense	Write-offs Charged to Allowance	Ending Balance
	(in thousands)
Year ended December 31, 2004	$417	—	443	(7)	$853
Year ended December 31, 2005	$853	(459)	9	(56)	$347
Year ended December 31, 2006	$347	—	27	(10)	$364

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Warranties

A rollforward of product warranties is as follows:

	Beginning Balance	Beginning Balance Reclassified to Discontinued Operations	Payments	Additions(a)	Ending Balance
	(in thousands)
Year ended December 31, 2004	$993	—	(841)	608	$760
Year ended December 31, 2005	$760	(545)	(250)	272	$237
Year ended December 31, 2006	$237	—	(151)	93	$179

(a)	Includes additions of acquired companies.

19.	Supplemental Cash Flow Information

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Cash paid for acquisitions, net of cash acquired:
Net assets acquired or liabilities assumed	$690	$—	$(1,869)
Goodwill and intangible assets	428	—	8,951

Cash paid for acquisitions, net of cash acquired	$1,118	$—	$7,082

20.	Supplemental Statement of Stockholders’ Equity Information

	As of December 31,
	2006	2005
	(in thousands)
Balances Included in Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$6,192	$2,913
Cumulative translation adjustment on investment type loans, net of tax of $678 and $380, respectively	1,580	886
Impact of adopting SFAS No. 158, net of tax benefit of $685	(1,598)	—
Minimum pension liability, net of tax of $0 and $267, respectively	—	(621)

Balance	$6,174	$3,178

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Quarterly Financial Information (Unaudited)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Revenues	$17,370	$18,187	$18,941	$21,683	$76,181
Cost of product revenues	8,490	8,945	9,578	11,081	38,094

Gross profit	8,880	9,242	9,363	10,602	38,087

Sales and marketing expenses	2,281	2,356	2,187	2,675	9,499
General and administrative expenses	3,195	3,405	4,074	4,373	15,047
Research and development expenses	751	773	810	820	3,154
Amortization of goodwill and other intangibles	412	418	430	437	1,697

Total operating expenses	6,639	6,952	7,501	8,305	29,397

Operating income	2,241	2,290	1,862	2,297	8,690
Other income (expense), net	(115)	(39)	(101)	(39)	(294)

Income from continuing operations before income taxes	2,126	2,251	1,761	2,258	8,396
Income taxes	518	466	487	304	1,775

Income from continuing operations	1,608	1,785	1,274	1,954	6,621
Discontinued operations, net of tax	(1,068)	(2,109)	(1,453)	(4,332)	(8,962)

Net income (loss)	$540	$(324)	$(179)	$(2,378)	$(2,341)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.05	$0.06	$0.04	$0.06	$0.22
Discontinued operations	(0.03)	(0.07)	(0.05)	(0.14)	(0.29)

Basic earnings per common share	$0.02	$(0.01)	$(0.01)	$(0.08)	$(0.08)

Diluted earnings per common share from continuing operations	$0.05	$0.06	$0.04	$0.06	$0.21
Discontinued operations	(0.03)	(0.07)	(0.05)	(0.14)	(0.29)

Diluted earnings per common share	$0.02	$(0.01)	$(0.01)	$(0.08)	$(0.08)

Weighted average common shares:
Basic	30,492	30,506	30,530	30,548	30,519

Diluted	31,151	31,039	31,131	31,271	31,148

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations Data:

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Revenues	$16,135	$16,277	$17,179	$17,840	$67,431
Cost of product revenues	8,477	8,283	8,674	8,722	34,156

Gross profit	7,658	7,994	8,505	9,118	33,275

Sales and marketing expenses	2,050	2,041	1,865	2,154	8,110
General and administrative expenses	2,794	3,316	3,167	3,350	12,627
Research and development expenses	870	704	676	700	2,950
Amortization of goodwill and other intangibles	424	418	413	409	1,664

Total operating expenses	6,138	6,479	6,121	6,613	25,351

Operating income	1,520	1,515	2,384	2,505	7,924
Other income (expense), net	(150)	(242)	(234)	(158)	(784)

Income from continuing operations before income taxes	1,370	1,273	2,150	2,347	7,140
Income taxes	485	318	60	36	899

Income (loss) from continuing operations	885	955	2,090	2,311	6,241
Discontinued operations, net of tax	(683)	(24,671)	(1,429)	(11,335)	(38,118)

Net income (loss)	$202	$(23,716)	$661	$(9,024)	$(31,877)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.03	$0.03	$0.07	$0.08	$0.20
Discontinued operations	(0.02)	(0.81)	(0.05)	(0.37)	(1.25)

Basic earnings (loss) per common share	$0.01	$(0.78)	$0.02	$(0.30)	$(1.05)

Diluted earnings per common share from continuing operations	$0.03	$0.03	$0.07	$0.07	$0.20
Discontinued operations	(0.02)	(0.80)	(0.05)	(0.37)	(1.24)

Diluted earnings (loss) per common share	$0.01	$(0.77)	$0.02	$(0.29)	$(1.04)

Weighted average common shares:
Basic	30,413	30,432	30,461	30,462	30,442

Diluted	30,893	30,710	30,661	30,863	30,781

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 15, 2007	By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHANE GRAZIANO Chane Graziano	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ BRYCE CHICOYNE Bryce Chicoyne	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2007

/s/ DAVID GREEN David Green	President and Director	March 15, 2007

/s/ ROBERT DISHMAN Robert Dishman	Director	March 15, 2007

/s/ NEAL J. HARTE Neal J. Harte	Director	March 15, 2007

/s/ JOHN F. KENNEDY John F. Kennedy	Director	March 15, 2007

/s/ EARL R. LEWIS Earl R. Lewis	Director	March 15, 2007

/s/ GEORGE UVEGES George Uveges	Director	March 15, 2007

EXHIBIT INDEX

The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

(2)2.1	Agreement and Plan of Merger by and among Harvard Bioscience, Inc., HAG Acq. Corp. and Genomic Solutions, Inc., dated as of July 17, 2002.

(7)2.2	Asset Purchase Agreement, dated as of February 28, 2003, by and among Genomic Solutions, Inc. and Genomic Instrumentation Services, Inc. d/b/a GeneMachines.

(8)2.3	Asset Purchase Agreement, dated as of September 19, 2003, by and among Genomic Solutions Acquisitions Limited, BioRobotics Limited, BioRobotics Group Limited and Matrix Technologies Corporation.

(11)2.4	Stock Purchase Agreement, dated as of March 3, 2004, by and among Harvard Bioscience, Inc., a Delaware Corporation, KD Scientific, Inc., a Massachusetts Corporation, and Ken Dunne.

(1)3.1	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc

(1)3.2	Amended and Restated By-laws of Harvard Bioscience, Inc

(1)4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.

(1)4.2	Amended and Restated Securityholders’ Agreement dated as of March 2, 1999 by and among Harvard Apparatus, Inc., Pioneer Partnership II, Pioneer Capital Corp., First New England Capital, L.P. and Citizens Capital, Inc. and Chane Graziano and David Green.

(1)10.1	Harvard Apparatus, Inc. 1996 Stock Option and Grant Plan.

(15)10.2	Harvard Bioscience, Inc. Amended and Restated 2000 Stock Option and Incentive Plan.

(1)10.3	Harvard Bioscience, Inc. Employee Stock Purchase Plan.

(1)10.4	Employment Agreement between Harvard Bioscience, Inc. and Chane Graziano.

(1)10.5	Employment Agreement between Harvard Bioscience, Inc. and David Green.

(1)10.6	Form of Director Indemnification Agreement.

(1)10.7	Lease of Unit 22 Phase I Cambridge Science Park, Milton Road, Cambridge dated March 3, 1999 between The Master Fellows and Scholars of Trinity College Cambridge, Biochrom Limited and Harvard Apparatus, Inc.

(3)10.8	Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated August 7, 1997

(4)10.9	Fourth Addendum to Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated May 17, 2000

(5)10.10	Fifth Addendum to Lease between Genomic Solutions Inc. and Highland Industrial Properties, L.L.C., dated September 10, 2001

(5)10.11	Lease between Cartesian Technologies, Inc. and Airport Industrial Complex, dated February 5, 2002

(6)10.12	Lease between Genomic Solutions Inc. and County Road Properties, dated March 8, 2003 and First Addendum thereto, dated March 10, 2003

(10)10.13	Revolving Credit Loan Agreement, dated as of November 21, 2003, by and among Harvard Bioscience, Inc., the Lenders that are signatories thereto and Brown Brothers Harriman & Co.

(16)10.14	Letter Agreement among Harvard Bioscience, Inc., Brown Brother Harriman & Co. and Bank of America, N.A. dated as of March 14, 2006 amending that certain Revolving Credit Loan Agreement dated as of November 21, 2003 among the parties

(18)10.15	Second Amendment to the Revolving Credit Loan Agreement dated as of December 1, 2006, by and among Harvard Bioscience, Inc., the Lenders that are signatories thereto and Brown Brothers Harriman & Co.

+(10)10.16	Distribution Agreement, dated as of November 24, 2003, among Hoefer, Inc., Harvard Bioscience, Inc. and Amersham Biosciences Corp.

(10)10.17	Lease, dated February 23, 2004, by and between William Cash Forman and Hoefer, Inc.

+(9)10.18	Trademark License Agreement, dated December 9, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.

(17)10.19	Harvard Bioscience, Inc. 2006 Corporate Bonus Plan

(12)10.20	Form of Employment Agreement with Susan M. Luscinski and Bryce Chicoyne (and summary of significant terms for each Employment Agreement)

(12)10.21	Letter Agreement between Union Biometrica, Inc. and David Strack dated December 16, 2005

(13)10.22	Lease Agreement Between Seven October Hill, LLC and Harvard Bioscience, Inc. dated December 30, 2005

(14)10.23	Director Compensation Arrangements

(14)10.24	Form of Incentive Stock Option Agreement Executive Officers

(14)10.25	Form of Non-Qualified Stock Option Agreement Executive Officers

(14)10.26	Form of Non-Qualified Stock Option Agreement Non-Employee Board of Directors

+(17)10.27	Executive Officer Compensation Arrangements (2006 Salaries)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-45996) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-98927) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to Genomic Solutions Inc.’s Registration Statement on Form S-1, as amended (File No. 333-30246) and incorporated by reference thereto.

(4)	Previously filed as an exhibit to Genomic Solutions Inc.’s Annual Report on Form 10-K (filed April 2, 2001) and incorporated by reference thereto.

(5)	Previously filed as an exhibit to Genomic Solutions Inc.’s Annual Report of Form 10-K (filed April 1, 2002) and incorporated by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Annual Report of Form 10-K (filed March 31, 2003) and incorporated by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 3, 2003) and incorporated by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 2, 2003) and incorporated by reference thereto.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 15, 2004) and incorporated by reference thereto.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 18, 2004) and incorporated by reference thereto.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 21, 2005) and incorporated by reference thereto.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.

(15)	Previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 10, 2006) and incorporated by reference thereto.

(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 9, 2006) and incorporated by reference thereto.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 15, 2006) and incorporated by reference thereto.

(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 6, 2006) and incorporated by reference thereto.

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the “Commission”).

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Company will furnish to stockholders a copy of any exhibit without charge upon written request.