Form 10-Q
period 2007-03-31
HARVARD BIOSCIENCE INC
filed 2007-05-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 3, 2007, there were 30,575,872 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$8,605	$9,357
Accounts receivable, net of allowance for doubtful accounts of $342 and $364, respectively	11,751	13,323
Inventories	11,960	10,743
Deferred income tax assets - current	149	149
Other receivables and other assets	2,350	2,401
Assets of discontinued operations - held for sale	17,039	17,312

Total current assets	51,854	53,285

Property, plant and equipment, net	4,731	4,610
Deferred income tax assets - non-current	695	695
Amortizable intangible assets, net	10,053	10,457
Goodwill and other indefinite lived intangible assets	24,028	23,962
Other assets	143	219

Total assets	$91,504	$93,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,937	$4,490
Deferred revenue	359	238
Accrued income taxes payable	1,100	195
Accrued expenses	2,781	4,244
Other liabilities - current	474	451
Liabilities of discontinued operations	4,681	5,066

Total current liabilities	13,332	14,684

Long-term debt, less current installments	1,500	3,000
Deferred income tax liabilities - non-current	1,344	1,342
Other liabilities - non-current	2,296	2,319

Total liabilities	18,472	21,345

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,231,656 and 35,223,192 shares issued and 30,570,872 and 30,562,408 shares outstanding, respectively	352	352
Additional paid-in-capital	176,514	176,034
Accumulated deficit	(109,513)	(110,009)
Accumulated other comprehensive income	6,347	6,174
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders’ equity	73,032	71,883

Total liabilities and stockholders’ equity	$91,504	$93,228

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues	$19,115	$17,370
Cost of product revenues	9,694	8,490

Gross profit	9,421	8,880

Sales and marketing expenses	2,470	2,281
General and administrative expenses	3,403	3,195
Research and development expenses	844	751
Amortization of intangible assets	442	412

Total operating expenses	7,159	6,639

Operating income	2,262	2,241

Other income (expense):
Foreign exchange	24	15
Interest expense	(61)	(143)
Interest income	56	40
Other, net	(6)	(27)

Other income (expense), net	13	(115)

Income from continuing operations before income taxes	2,275	2,126
Income taxes	533	518

Income from continuing operations	1,742	1,608
Discontinued operations, net of tax	(1,246)	(1,068)

Net income	$496	$540

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.06	$0.05
Discontinued operations	(0.04)	(0.03)

Basic earnings per common share	$0.02	$0.02

Diluted earnings per common share from continuing operations	$0.06	$0.05
Discontinued operations	(0.04)	(0.03)

Diluted earnings per common share	$0.02	$0.02

Weighted average common shares:
Basic	30,567	30,492

Diluted	31,394	31,151

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,

	2007	2006
Cash flows from operating activities:
Net income	$496	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	456	438
Depreciation	324	267
Amortization of catalog costs	40	31
Loss on disposal/sale of property, plant and equipment	18	18
Amortization of intangible assets	442	412
Amortization of deferred financing costs	6	27
Deferred income taxes	(11)	(2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	2,096	2,297
Increase in inventories	(641)	(236)
Decrease in other receivables and other assets	53	31
Increase (decrease) in trade accounts payable	(1,246)	484
Increase (decrease) in accrued income taxes payable	831	(473)
Decrease in accrued expenses	(1,472)	(1,408)
Increase (decrease) in deferred revenue	482	(70)
Increase (decrease) in other liabilities	(21)	16

Net cash provided by operating activities	1,853	2,372

Cash flows from investing activities:
Additions to property, plant and equipment	(541)	(194)
Additions to catalog costs	—	(8)

Net cash used in investing activities	(541)	(202)

Cash flows from financing activities:
Repayments of debt	(1,500)	(3)
Net proceeds from issuance of common stock	24	37

Net cash provided by (used in) financing activities	(1,476)	34

Effect of exchange rate changes on cash	(16)	(73)

Increase (decrease) in cash and cash equivalents	(180)	2,131
Cash and cash equivalents at the beginning of period	9,751	9,771

Cash and cash equivalents at the end of period	$9,571	$11,902

Supplemental disclosures of cash flow information:
Cash paid for interest	$55	$189
Cash paid for income taxes, excluding refunds of $771 and $54, respectively	$551	$819

Note: The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $8,605 held by continuing operations and $966 held by discontinued operations as of March 31, 2007.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2007, and results of operations and cash flows for the three months ended March 31, 2007 and 2006, as applicable, have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

As discussed in Note 4, the Company has decided to divest its Capital Equipment Business segment. Accordingly, the results of operations of this business segment have been reported as discontinued operations.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC.

2.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. We are in the process of evaluating the impact the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

3.	Stock-Based Compensation and Weighted Average Common Shares Outstanding

The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006, respectively, was allocated as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cost of sales	$9	$10
Sales and marketing	26	28
General and administrative	406	365
Research and development	1	3
Discontinued operations	14	32

Total stock-based compensation	$456	$438

The Company does not capitalize stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three months ended March 31, 2007 and 2006 because we have established a valuation allowance against our net deferred tax assets.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006, is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 2.94% and 4.57%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2007	2006
Basic	30,567,363	30,491,792
Effect of assumed conversion of employee and director stock options	826,749	658,894

Diluted	31,394,112	31,150,686

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,146,700 and 2,121,250 shares of common stock for the three months ended March 31, 2007 and 2006, respectively, as the impact of these shares would be anti-dilutive.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Prior to being classified as a discontinued operation, during the second quarter of 2005, the asset groups that comprise the Company’s Capital Equipment Business segment experienced a significant decrease in revenues and operating profit margins. The Company believed the decrease in revenues was caused by a general market decrease in demand for capital equipment, excess capacity of certain genomics equipment in the market place, and new applications for certain products had not developed as previously anticipated. These factors led the Company to revise its expectations of future revenues and operating profit margins for the Capital Equipment Business segment. As a result, with the assistance of third-party independent appraisers, the Company re-evaluated the long-lived assets associated with these asset groups in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that certain intangible assets within these asset groups were impaired as of June 30, 2005. The Company used an income approach to determine the fair values of the long-lived assets tested for impairment and recorded abandonment and impairment charges within the Capital Equipment Business segment totaling approximately $8.1 million for long-lived assets during the second quarter of 2005. These abandonment and impairment charges were classified within discontinued operations, net of tax for the year ended December 31, 2005.

Also, as a result of the factors described above, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company, with the assistance of third-party independent appraisers, re-evaluated the goodwill associated with the Genomic Solutions and Union Biometrica reporting units for impairment as of June 30, 2005. As a result of this goodwill impairment testing, the Company recorded impairment charges within the Capital Equipment Business segment of approximately $9.3 million for goodwill during the second quarter of 2005. The Company used a combination of an income approach and a market approach to determine the fair value of its Genomic Solutions and Union Biometrica reporting units. These impairment charges were classified within discontinued operations, net of tax for the year ended December 31, 2005.

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

Operating results from our Capital Equipment Business segment were as follows:

	Three Months Ended March 31,

	2007	2006
	(in thousands)
Total revenues	$3,781	$4,494
Cost of product revenues	1,517	2,341
Pretax loss	(1,315)	(1,172)
Income tax	(69)	(104)
Net loss	(1,246)	(1,068)

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and liabilities of our Capital Equipment Business segment were as follows:

	March 31, 2007	December 31, 2006

	(in thousands)
Assets
Cash and cash equivalents	$966	$394
Accounts receivable, net	4,893	5,354
Inventories	7,622	8,134
Other assets	2,021	1,893
Long-lived assets	1,537	1,537

Total assets	$17,039	$17,312

Liabilities
Total liabilities	$4,681	$5,066

5.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 31, 2007		December 31, 2006		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$11,839	$(5,050)	$11,777	$(4,754)	7.2 years
Tradename	920	(450)	920	(434)	7.8 years
Distribution agreement/customer relationships	4,753	(1,964)	4,753	(1,811)	6.8 years
Patents	9	(4)	9	(3)	9.1 years

Total amortizable intangible assets	$17,521	$(7,468)	$17,459	$(7,002)

Unamortizable intangible assets:
Goodwill	$22,971		$22,906
Other indefinite lived intangible assets	1,057		1,056

Total goodwill and other indefinite lived intangible assets	$24,028		$23,962

Total intangible assets	$41,549		$41,421

(a)	Weighted average life is as of March 31, 2007.

The change in the carrying amount of goodwill for the three months ended March 31, 2007 is as follows:

(in thousands)
Balance at December 31, 2006	$22,906
Effect of change in foreign currencies	65

Balance at March 31, 2007	$22,971

Intangible asset amortization expense from continuing operations was $0.4 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.8 million for the year ending December 31, 2007, $1.7 million for the year ending December 31, 2008, $1.4 million for the year ending December 31, 2009, $1.3 million for the year ending December 31, 2010 and $1.2 million for the year ending December 31, 2011.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

6.	Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006

	(in thousands)
Finished goods	$3,840	$3,721
Work in process	1,510	1,526
Raw materials	6,610	5,496

	$11,960	$10,743

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance

	(in thousands)
Year ended December 31, 2006	$237	(151)	93	$179
Three months ended March 31, 2007	$179	(58)	55	$176

8.	Comprehensive Income

As of March 31, 2007, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $7.9 million and the underfunded status of our pension plans of $(1.6) million, net of tax. As of March 31, 2006, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $4.1 million and a minimum pension liability adjustment of $(0.6) million, net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$496	$540
Other comprehensive income	173	279

Comprehensive income	$669	$819

Other comprehensive income for the three months ended March 31, 2007 and 2006 consisted of foreign currency translation adjustments.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$142	$102
Interest cost	203	172
Expected return on plan assets	(226)	(191)
Net amortization loss	33	47

Net periodic benefit cost	$152	$130

For the three months ended March 31, 2007 and 2006, no contribution was made to the defined benefit plans by the Company. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2007.

10.	Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.3 million for the three months ended March 31, 2007 and 2006 are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting. Included in corporate costs for the three months ended March 31, 2007 and 2006 are $0.3 million of stock compensation expense related to the adoption of SFAS No. 123(R). See Note 3-Employee Stock Benefit and Stock-Based Compensation.

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

11.	Revolving Credit Facility

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of the Company’s current $20 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on the Company’s debt service leverage ratio. As of March 31, 2007, we had $1.5 million in U.S. dollar loans outstanding bearing interest at a rate equal to the bank’s base rate, which was equal to the prime rate of 8.25% per annum.

As of March 31, 2007, we are in compliance with financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on the Company’s ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of March 31, 2007, there was $1.5 million outstanding under the credit facility, a decrease of approximately $1.5 million from $3.0 million as of December 31, 2006. As of March 31, 2007, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $18.5 million.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those described in these forward-looking statements include our inability to complete the divestiture of the Capital Equipment Business segment on attractive terms or on a timely basis, the potential loss of business at the Capital Equipment Business segment relating to our decision to divest this business, unanticipated costs or expenses related to the divestiture of the Capital Equipment Business segment, our failure to successfully integrate acquired businesses or technologies, expand our product offerings, introduce new products or commercialize new technologies, unanticipated costs relating to acquisitions, decreased demand for our products due to changes in our customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the timing of our customers’ capital equipment purchases and the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, the impact of any impairment of our goodwill or intangible assets, plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

As of March 31, 2007, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of March 31, 2007, there was $1.5 million outstanding under the credit facility, a decrease of approximately $1.5 million from $3.0 million as of December 31, 2006. As of March 31, 2007, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $18.5 million.

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

For products primarily priced under $10,000, every one to three years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 33% and 32% of our revenues for the three months ended March 31, 2007 and for the year ended December 31, 2006, respectively.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the three months ended March 31, 2007 and for the year ended December 31, 2006, approximately 61% and 62%, respectively, of our revenues were derived from sales to distributors.

For the three months ended March 31, 2007 and for the year ended December 31, 2006, approximately 90% of our revenues were derived from products we manufacture. The remaining 10% of our revenues for the three months ended March 31, 2007 and for the year ended December 31, 2006, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the three months ended March 31, 2007 and for the year ended December 31, 2006, approximately 55% and 53%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare (formerly Amersham Biosciences), the distributor for most of our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales, and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. On January 1, 2006, we adopted SFAS No. 123(R), which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 was $442,000 and $14,000 in our continuing operations and discontinued operations, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $406,000 and $32,000 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, and research and development expenses.

Selected Results of Operations from Continuing Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006:

	Three Months Ended March 31,
	2007	2006	Dollar Change	% Change

	(dollars in thousands, unaudited)
Revenues	$19,115	$17,370	$1,745	10.0%
Cost of product revenues	9,694	8,490	1,204	14.2%
Gross margin percentage	49.3%	51.1%
Sales and marketing expenses	2,470	2,281	189	8.3%
General and administrative expenses	3,403	3,195	208	6.5%
Research and development expenses	844	751	93	12.4%

Revenues.

Revenues increased $1.7 million, or 10.0%, to $19.1 million for the three months ended March 31, 2007 compared to $17.4 million for the same period in 2006. Excluding the impact of foreign exchange, revenues increased $0.9 million, or 5.0%. The revenue increase was primarily in our core physiology and cell biology equipment sold by our Harvard Apparatus businesses and from sales of our recently acquired Anthos product lines. These increases were partially offset by a decrease in sales of our Biochrom spectrophotometers in part caused by vendor delays in delivering parts for new products. The foreign exchange impact on sales denominated in foreign currencies was $0.9 million, or 5.0%, during the first quarter of 2007.

Cost of product revenues.

Cost of product revenues increased $1.2 million, or 14.2%, to $9.7 million for the three months ended March 31, 2007 from $8.5 million for the three months ended March 31, 2006. The increase in cost of product revenues was mainly due to increased sales volumes in the first quarter of 2007 compared to the same period in 2006. Gross profit as a percentage of revenues decreased to 49.3% for the three months ended March 31, 2007 compared with 51.1% for the same period in 2006. The decrease in gross profit as a percentage of revenue was primarily due to a higher proportion of sales from our lower margin Anthos products and under-absorption of manufacturing overhead due to the delays in the delivery of parts for our new spectrophotometers.

Sales and marketing expense.

Sales and marketing expenses increased $0.2 million, or 8.3%, to $2.5 million for the three months ended March 31, 2007 compared to $2.3 million for the three months ended March 31, 2006. This increase is primarily due to an increase in foreign exchange rates, commissions due to higher sales volumes and other employee related costs.

General and administrative expense.

General and administrative expenses were $3.4 million, an increase of $0.2 million, or 6.5%, for the three months ended March 31, 2007 compared to $3.2 million for the three months ended March 31, 2006. The increase in general and administrative expenses is primarily due to an increase in foreign exchange rates.

Research and development expense.

Research and development expenses were $0.8 million for the three months ended March 31, 2007 and 2006, respectively.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million for each of the three months ended March 31, 2007 and 2006, respectively.

Other income (expense), net.

Other income, net, was $13,000 for the three months ended March 31, 2007 compared to other expense, net of $0.1 million for the three months ended March 31, 2006. Net interest expense was $5,000 for the three months ended March 31, 2007 and $0.1 million for the three months ended March 31, 2006 primarily due to a decrease of approximately $7.0 million outstanding under our credit facility. Other income (expense), net also included foreign exchange gains of $24,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively. These exchange gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.5 million for the three months ended March 31, 2007 and 2006, respectively. The effective income tax rate for continuing operations was 23.4% for the three months ended March 31, 2007, compared with 24.4% for the same period in 2006. The decrease in the effective income tax rate is primarily due to a change in the blend of earnings between tax jurisdictions compared to the first quarter of 2006.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $1.2 million for the three months ended March 31, 2007 compared to a loss of $1.1 million for the same period in 2006.

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

We ended the first quarter of 2007 with cash and cash equivalents of $9.6 million, of which $8.6 million was held in continuing operations and $1.0 million was held in discontinued operations, compared to cash and cash equivalents of $9.8 million at December 31, 2006. During the first quarter of 2007, we repaid $1.5 million on our revolving credit facility bringing down the amount outstanding as of March 31, 2007 to $1.5 million compared to $3.0 million at December 31, 2006.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operations:
Net income	$496	$540
Changes in assets and liabilities	82	641
Other adjustments to operating cash flows	1,275	1,191

Net cash provided by operating activities	1,853	2,372

Investing activities:
Other investing activities	(541)	(202)

Net cash used in investing activities	(541)	(202)

Financing activities:
Other financing activities	(1,476)	34

Net cash provided by (used in) financing activities	(1,476)	34

Effect of exchange rate changes on cash	(16)	(73)

Increase (decrease) in cash and cash equivalents	$(180)	$2,131

Our operating activities generated cash of $1.8 million for the three months ended March 31, 2007 compared to $2.4 million for the three months ended March 31, 2006. The decrease in cash flows from operations from 2006 to 2007 was primarily the result of the timing of cash payments on accounts payable and taxes payable.

Our investing activities used cash of $0.5 million in the three months ended March 31, 2007 compared to $0.2 million for the same period in 2006. The increase in cash used in investing activities was primarily due to an increase in capital expenditures compared to the same period in 2006. During the next twelve months, we expect to spend approximately $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. During the quarter ended March 31, 2007, we made payments of $1.5 million on our revolving credit facility.

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of March 31, 2007, we had $1.5 million in U.S. dollar loans outstanding bearing interest at a rate equal to the bank’s base rate, which was equal to the prime rate of 8.25% per annum.

As of March 31, 2007, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of March 31, 2007, there was $1.5 million outstanding under the credit facility, a decrease of approximately $1.5 million from $3.0 million as of December 31, 2006. As of March 31, 2007, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $18.5 million.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the three months ended March 31, 2007, the U.S. dollar weakened against these currencies relative to the same three month period in 2006. This resulted in increased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $24,000 and $15,000 of foreign currency gains during the three months ended March 31, 2007 and 2006, respectively.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to certain deferred tax assets as of March 31, 2007 that do not meet the “more likely than not” standard of realization based on our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109.

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

Stock-based compensation The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on our consolidated results of operations or financial position.

In February, 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. We are in the process of evaluating the impact the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. At March 31, 2007, we had $1.5 million outstanding under our revolving credit facility, which bears interest at a variable rate equal to the prime rate. At March 31, 2007, the interest rate on this debt was 8.25%. Assuming no other changes, which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of March 31, 2007 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of March 31, 2007	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$15
Interest rates increase by 2.0%	$30

Item 4.	Controls and Procedures.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2007