Form 10-Q
period 2007-06-30
HARVARD BIOSCIENCE INC
filed 2007-08-06
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 30,619,897 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,969	$9,357
Accounts receivable, net of allowance for doubtful accounts of $341 and $364, respectively	13,099	13,323
Inventories	12,728	10,743
Deferred income tax assets—current	149	149
Other receivables and other assets	2,260	2,401
Assets of discontinued operations—held for sale	13,614	17,312

Total current assets	50,819	53,285

Property, plant and equipment, net	4,731	4,610
Deferred income tax assets—non-current	695	695
Amortizable intangible assets, net	9,698	10,457
Goodwill and other indefinite lived intangible assets	24,267	23,962
Other assets	109	219

Total assets	$90,319	$93,228

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,533	$4,490
Deferred revenue	308	238
Accrued income taxes payable	1,187	195
Accrued expenses	3,186	4,244
Other liabilities—current	498	451
Liabilities of discontinued operations	5,066	5,066

Total current liabilities	13,778	14,684

Long-term debt, less current installments	200	3,000
Deferred income tax liabilities—non-current	1,344	1,342
Other liabilities—non-current	2,342	2,319

Total liabilities	17,664	21,345

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,280,681 and 35,223,192 shares issued and 30,619,897 and 30,562,408 shares outstanding, respectively	353	352
Additional paid-in-capital	177,262	176,034
Accumulated deficit	(111,279)	(110,009)
Accumulated other comprehensive income	6,987	6,174
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders' equity	72,655	71,883

Total liabilities and stockholders' equity	$90,319	$93,228

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$20,410	$18,187	$39,525	$35,557
Cost of product revenues	10,426	8,945	20,120	17,435

Gross profit	9,984	9,242	19,405	18,122

Sales and marketing expenses	2,553	2,356	5,023	4,637
General and administrative expenses	3,544	3,405	6,947	6,600
Research and development expenses	888	773	1,732	1,524
Amortization of intangible assets	444	418	886	830

Total operating expenses	7,429	6,952	14,588	13,591

Operating income	2,555	2,290	4,817	4,531

Other income (expense):
Foreign exchange	21	99	45	114
Interest expense	(107)	(161)	(168)	(304)
Interest income	84	55	140	95
Other, net	(5)	(32)	(11)	(59)

Other income (expense), net	(7)	(39)	6	(154)

Income from continuing operations before income taxes	2,548	2,251	4,823	4,377
Income taxes	533	466	1,066	984

Income from continuing operations	2,015	1,785	3,757	3,393
Discontinued operations, net of tax	(3,781)	(2,109)	(5,027)	(3,177)

Net income (loss)	$(1,766)	$(324)	$(1,270)	$216

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.07	$0.06	$0.12	$0.11
Discontinued operations	(0.12)	(0.07)	(0.16)	(0.10)

Basic earnings (loss) per common share	$(0.06)	$(0.01)	$(0.04)	$0.01

Diluted earnings per common share from continuing operations	$0.06	$0.06	$0.12	$0.11
Discontinued operations	(0.12)	(0.07)	(0.16)	(0.10)

Diluted earnings (loss) per common share	$(0.06)	$(0.01)	$(0.04)	$0.01

Weighted average common shares:
Basic	30,588	30,506	30,578	30,499

Diluted	31,437	31,039	31,416	31,095

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,270)	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,048	909
Depreciation	672	684
Impairment of assets	2,860	—
Amortization of catalog costs	82	29
(Gain) loss on sale of property, plant and equipment	(12)	18
Amortization of intangible assets	886	830
Amortization of deferred financing costs	11	54
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	2,230	1,207
(Increase) decrease in inventories	(1,917)	911
Decrease in other receivables and other assets	181	457
Decrease in trade accounts payable	(1,051)	(122)
Increase (decrease) in accrued income taxes payable	939	(391)
Decrease in accrued expenses	(1,166)	(707)
Increase (decrease) in deferred revenue	188	(297)
Increase (decrease) in other liabilities	(60)	61

Net cash provided by operating activities	3,621	3,859

Cash flows from investing activities:
Additions to property, plant and equipment	(838)	(587)
Additions to catalog costs	(4)	(102)
Acquisitions, net of cash acquired	—	(1,118)

Net cash used in investing activities	(842)	(1,807)

Cash flows from financing activities:
Repayments of debt	(2,800)	(2,021)
Net proceeds from issuance of common stock	181	127

Net cash used in financing activities	(2,619)	(1,894)

Effect of exchange rate changes on cash	48	(80)

Increase in cash and cash equivalents	208	78
Cash and cash equivalents at the beginning of period	9,751	9,771

Cash and cash equivalents at the end of period	$9,959	$9,849

Supplemental disclosures of cash flow information:
Cash paid for interest	$207	$359
Cash paid for income taxes, excluding refunds of $802 and $54, respectively	$1,023	$1,020

Note: The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $8,969 held by continuing operations and $990 held by discontinued operations as of June 30, 2007.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006, as applicable, have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

3.	Stock-Based Compensation and Weighted Average Common Shares Outstanding

The Company accounts for share-based payment awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2007 and 2006 was $0.6 million and $0.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2007 and 2006 was $1.0 million and $0.9 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 232,384 shares were issued as of June 30, 2007. During the three and six months ended June 30, 2007, the Company issued 13,542 shares under the Employee Stock Purchase Plan. During the three and six months ended June 30, 2006, the Company issued 16,075 shares under the Employee Stock Purchase Plan.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of June 30, 2007, there were options to purchase 227,729 shares outstanding under the 1996 Stock Plan. During the three and six months ended June 30, 2007 and 2006, no shares were issued under the 1996 Stock Plan.

Amended and Restated 2000 Stock Option and Incentive Plan

The Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was originally adopted by the Board of Directors on October 26, 2000, approved by the stockholders on November 29, 2000, and amended by the Board of Directors on April 5, 2006. Such amendment to the 2000 Plan, which included an increase in the number of shares available thereunder by 2,000,000, was approved by the stockholders at the Company’s 2006 Annual Meeting. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 6,867,675 shares of common stock for the issuance of awards under the 2000 Plan. As of June 30, 2007, there were options to purchase 5,959,661 shares outstanding and 351,891 shares available for grant under the 2000 Stock Plan.

As of June 30, 2007 and 2006, incentive stock options to purchase 6,285,484 and 6,071,406 shares and non-qualified stock options to purchase 5,511,061 and 3,563,139 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three and six months ended June 30, 2007, 1,062,000 stock options were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three and six months ended June 30, 2006, 20,000 and 75,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares of common stock outstanding	30,619,897	30,528,052	30,619,897	30,528,052

Granted	1,062,000	20,000	1,062,000	75,000
Canceled/forfeited	(37,000)	(26,250)	(77,062)	(78,441)

Net options granted	1,025,000	(6,250)	984,938	(3,441)

Grant dilution (accretion) (1)	3.35%	-0.02%	3.22%	-0.01%

Exercised	35,483	13,337	43,947	30,192
Exercise dilution (2)	0.12%	0.04%	0.14%	0.10%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic	30,587,802	30,505,637	30,577,639	30,498,753
Effect of assumed conversion of employee and director stock options	849,437	533,556	838,156	595,878

Diluted	31,437,239	31,039,193	31,415,795	31,094,631

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,716,049 and 3,451,801 shares of common stock for the three and six months ended June 30, 2007, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,296,135 and 2,166,837 shares of common stock for the three and six months ended June 30, 2006, respectively, as the impact of these shares would be anti-dilutive.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2004	701,862	3,968,171	$5.66
Options granted	(683,500)	683,500	3.06
Options exercised	—	(48,139)	2.35
Options cancelled/forfeited	322,250	(322,250)	5.53
Additional shares reserved	13,526	—

Balance at December 31, 2005	354,138	4,281,282	$5.29
Approved by shareholders	2,000,000	—	—
Options granted	(1,185,000)	1,185,000	4.36
Options exercised	—	(52,192)	2.47
Options cancelled/forfeited	167,691	(167,691)	5.81

Balance at December 31, 2006	1,336,829	5,246,399	$5.09
Options granted	(1,062,000)	1,062,000	5.46
Options exercised	—	(43,947)	2.79
Options cancelled/forfeited	77,062	(77,062)	6.01

Balance at June 30, 2007	351,891	6,187,390	$5.16

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2007 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at June 30, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01-3.16	1,424,390	6.04	$2.72	$3,604	1,161,892	$2.66	$3,009
$3.17-4.28	1,352,500	8.13	$4.02	1,664	596,253	$3.84	841
$4.29-5.25	804,000	8.79	$4.82	346	139,500	$4.63	86
$5.26-7.20	1,280,500	7.76	$6.19		505,500	$7.14	—
$7.21-10.00	1,326,000	6.16	$8.15	—	1,077,000	$8.14	—

$0.01-10.00	6,187,390	7.23	$5.16	$5,614	3,480,145	$5.29	$3,936

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.25 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three months ended June 30, 2007 and 2006, respectively, was approximately $0.08 million and $0.02 million, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2007 and 2006, respectively, was approximately $0.1 million and $0.07 million, respectively. The total number of in-the-money options that were exercisable as of June 30, 2007 was 1,897,645.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the three and six months ended June 30, 2007 and 2006, respectively, was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$11	$10	$20	$20
Sales and marketing	30	30	56	58
General and administrative	533	372	939	737
Research and development	2	3	3	6
Discontinued operations	16	56	30	88

Total stock-based compensation	$592	$471	$1,048	$909

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three and six months ended June 30, 2007 and 2006 because we have established a valuation allowance against our net deferred tax assets.

The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2007 was $3.68 per share and the weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2006 was $3.00 per share and $3.18 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2007	2006
Volatility	70.56%	76.87%
Risk-free interest rate	4.61%	5.09%
Expected holding period	6.25 years	6.25 years
Dividend yield	0.00%	0.00%

The Company used historical volatility to calculate its expected volatility as of June 30, 2007. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price.

The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.

The Company calculated expected life of employee stock options utilizing the simplified method as defined by Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). The simplified method averages an award’s weighted average vesting period and its contractual term. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006, is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 2.84% and 3.64%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

During the quarter ended June 30, 2007, the Company utilized the terms of a proposed agreement to purchase substantially all of the assets that comprise the Capital Equipment Business segment to re-evaluate the fair value less costs to sell these assets. The proposed agreement included contingent consideration from an earn-out agreement for which no value has been ascribed since realization is not assured. Based on management’s evaluation, additional asset impairment charges of approximately $2.9 million were recorded during the second quarter ended June 30, 2007.

The above proposed agreement is not a definitive agreement for the sale of the Capital Equipment Business segment. There can be no assurances that the Company will sell this portion of its Capital Equipment Business segment pursuant to the terms of this proposed agreement or at all.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Operating results from our Capital Equipment Business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Total revenues	$3,602	$4,744	$7,383	$9,238
Pretax loss	(3,713)	(2,017)	(5,028)	(3,189)
Income tax	68	92	(1)	(12)
Net loss	(3,781)	(2,109)	(5,027)	(3,177)

Assets and liabilities of our Capital Equipment Business segment were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Assets
Cash and cash equivalents	$990	$394
Accounts receivable, net	3,573	5,354
Inventories	7,832	8,134
Other assets	1,219	1,893
Long-lived assets	—	1,537

Total assets	$13,614	$17,312

Liabilities
Total liabilities	$5,066	$5,066

5.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	June 30,		December 31,		Weighted Average Life (a)
	2007		2006
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$11,988	$(5,387)	$11,777	$(4,754)	7.0 years
Tradename	920	(465)	920	(434)	7.6 years
Distribution agreement/customer relationships	4,753	(2,116)	4,753	(1,811)	6.7 years
Patents	9	(4)	9	(3)	8.8 years

Total amortizable intangible assets	$17,670	$(7,972)	$17,459	$(7,002)

Unamortizable intangible assets:
Goodwill	$23,209		$22,906
Other indefinite lived intangible assets	1,058		1,056

Total goodwill and other indefinite lived intangible assets	$24,267		$23,962

Total intangible assets	$41,937		$41,421

(a)	Weighted average life is as of June 30, 2007.

The change in the carrying amount of goodwill for the six months ended June 30, 2007 is as follows:

(in thousands)
Balance at December 31, 2006	$22,906
Effect of change in foreign currencies	303

Balance at June 30, 2007	$23,209

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Intangible asset amortization expense from continuing operations was $0.4 million for the three months ended June 30, 2007 and 2006, respectively. Intangible asset amortization expense from continuing operations was $0.9 and $0.8 million for the six months ended June 30, 2007 and 2006, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.8 million for the year ending December 31, 2007, $1.7 million for the year ending December 31, 2008, $1.4 million for the year ending December 31, 2009 and $1.3 million for the years ending December 31, 2010 and 2011.

6.	Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Finished goods	$4,230	$3,721
Work in process	1,552	1,526
Raw materials	6,946	5,496

	$12,728	$10,743

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2006	$237	(151)	93	$179
Six months ended June 30, 2007	$179	(119)	157	$217

8.	Comprehensive Income

As of June 30, 2007, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $8.6 million and the underfunded status of our pension plans, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), of $(1.6) million, net of tax. As of June 30, 2006, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $5.9 million and a minimum pension liability adjustment of $(0.6) million, net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net (loss) income	$(1,766)	$(324)	$(1,270)	$216
Other comprehensive income	640	1,789	813	2,068

Comprehensive income (loss)	$(1,126)	$1,465	$(457)	$2,284

Other comprehensive income for the three and six months ended June 30, 2007 and 2006 consisted of foreign currency translation adjustments.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$147	$116	$289	$218
Interest cost	211	194	414	366
Expected return on plan assets	(236)	(216)	(462)	(407)
Net amortization loss	35	53	68	100

Net periodic benefit cost	$157	$147	$309	$277

For the three and six months ended June 30, 2007 and 2006, no contribution was made to the defined benefit plans by the Company. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2007.

10.	Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.5 million and $2.8 million for the three and six months ended June 30, 2007, respectively, and $1.5 million and $2.8 million for the three and six months ended June 30, 2006, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting. Included in corporate costs are $0.4 million and $0.7 million for the three and six months ended June 30, 2007, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2006, respectively, of stock compensation expense related to the adoption of SFAS No. 123(R). See Note 3-Employee Stock Benefit and Stock-Based Compensation.

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

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. (“BBH”). On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of the Company’s current $20 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on the Company’s debt service leverage ratio. As of June 30, 2007, we had $0.2 million in U.S. dollar loans outstanding bearing interest at a rate equal to the bank’s base rate, which was equal to the prime rate of 8.25% per annum.

As of June 30, 2007, we are in compliance with financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on the Company’s ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of June 30, 2007, there was $0.2 million outstanding under the credit facility, a decrease of approximately $2.8 million from $3.0 million as of December 31, 2006. As of June 30, 2007, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $19.8 million.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

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

During the three and six months ended June 30, 2007, our revenues increased to $20.4 million and $39.5 million, respectively, from $18.2 million and $35.6 million for the same periods in 2006. Additionally, our income from continuing operations was $2.0 million and $3.8 million for the three and six months ended June 30, 2007, respectively, compared to net income of $1.8 million and $3.4 million for the same periods in 2006.

Two significant developments that impacted our results during the three and six months ended 2007 were the weakening of the dollar compared to foreign currencies and our acquisition of our Anthos product lines in the second quarter of 2006. Foreign exchange rate fluctuations resulted in increased revenues on sales denominated in foreign currencies and increased expenses associated with our foreign operations. During the second quarter of 2006, we purchased select assets of the microplate reader and washer product lines from Anthos Labtec Instruments GmbH, a subsidiary of Beckman Coulter, Inc., for approximately $1.1 million. Sales of our Anthos product lines were $0.8 million and $2.1 million for the three and six months ended 2007. Because our Anthos product lines have lower gross margins, increased sales of these products contributed to lower overall gross profit as a percentage of revenues. However, overall operating profit margins at our Asys subsidiary, which includes our Anthos product lines, are relatively consistent with our other subsidiaries and have increased significantly as a result of our tuck-under integration strategy.

We also continued our efforts to divest our Capital Equipment Business segment. During the three and six months ended June 30, 2007, our loss from discontinued operations, net of tax, was $3.8 million and $5.0 million, respectively, compared to $2.1 million and $3.2 million for the same periods in 2006. Our loss for the three and six months ended June 30, 2007, included asset impairment charges of $2.9 million.

Looking further into 2007, we remain encouraged by the continued strengthening of our international sales in the life sciences market and are focused on the growth opportunities in the U.S. markets. We remain committed to our goal of high revenue and profit growth through a combination of organic growth and tuck under acquisitions. In particular, we expect to launch an important new product in the third quarter of 2007, our Nanovue, which is a novel microliter spectrophotometer that will be sold through GE Healthcare.

Generally, management evaluates the financial performance of its operations before the effects of stock compensation expense and before the effects of purchase accounting and amortization of intangible assets related to our acquisitions. Our goal is to develop and sell products that improve life science research and as such, we monitor our operating metrics and when appropriate, effect organizational changes to leverage infrastructure and distribution channels. These changes may be effected as a result of various events, including acquisitions, the worldwide economy, general market conditions and personnel changes.

Financing

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. The amended credit facility expires on December 1, 2009.

As of June 30, 2007, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of June 30, 2007, there was $0.2 million outstanding under the credit facility, a decrease of approximately $2.8 million from $3.0 million as of December 31, 2006. As of June 30, 2007, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $19.8 million.

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

For products primarily priced under $10,000, typically every three to five years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 32% of our revenues for the six months ended June 30, 2007 and for the year ended December 31, 2006.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the six months ended June 30, 2007 and for the year ended December 31, 2006, approximately 61% and 62%, respectively, of our revenues were derived from sales to distributors.

For the six months ended June 30, 2007 and for the year ended December 31, 2006, approximately 89% and 90%, respectively, of our revenues were derived from products we manufacture. The remaining 11% and 10%, respectively, of our revenues for the six months ended June 30, 2007 and for the year ended December 31, 2006, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the six months ended June 30, 2007 and for the year ended December 31, 2006, approximately 55% and 53%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare (formerly Amersham Biosciences), the distributor for most of our spectrophotometers and electrophoresis products. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to the end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales, and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. On January 1, 2006, we adopted SFAS No. 123(R), which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.6 million and $16,000 for the three months ended June 30, 2007 in our continuing operations and discontinued operations, respectively, and $1.0 million and $30,000 for the six months ended June 30, 2007 in our continuing operations and discontinued operations, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.4 million and $56,000 for the three months ended June 30, 2006 in our continuing operations and discontinued operations, respectively, and $0.8 million and $0.1 million for the six months ended June 30, 2006 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, and research and development expenses.

Selected Results of Operations from Continuing Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

	Three Months Ended June 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in thousands, unaudited)
Revenues	$20,410	$18,187	$2,223	12.2%
Cost of product revenues	10,426	8,945	1,481	16.6%
Gross margin percentage	48.9%	50.8%
Sales and marketing expenses	2,553	2,356	197	8.4%
General and administrative expenses	3,544	3,405	139	4.1%
Research and development expenses	888	773	115	14.9%

Revenues.

Revenues increased $2.2 million, or 12.2%, to $20.4 million for the three months ended June 30, 2007 compared to $18.2 million for the same period in 2006. Excluding the impact of foreign exchange, revenues increased $1.6 million, or 8.6%. The revenue increase was primarily derived from our cell biology equipment sold by our Harvard Apparatus businesses, the impact of new spectrophotometers sold by our Biochrom subsidiary, increased sales of plate readers at our Asys subsidiary and the impact of our recently acquired Anthos product lines. In addition, revenue growth was strong internationally, particularly in Europe. The foreign exchange impact on sales denominated in foreign currencies was $0.6 million, or 3.6%, during the second quarter of 2007.

Cost of product revenues.

Cost of product revenues increased $1.5 million, or 16.6%, to $10.4 million for the three months ended June 30, 2007 from $8.9 million for the three months ended June 30, 2006. The increase in cost of product revenues was mainly due to increased sales volumes in the second quarter of 2007 compared to the same period in 2006. Gross profit as a percentage of revenues decreased to 48.9% for the three months ended June 30, 2007 compared with 50.8% for the same period in 2006. The decrease in gross profit as a percentage of revenues was primarily due to a higher proportion of sales from our lower margin products, primarily from our Anthos product lines.

Sales and marketing expense.

Sales and marketing expenses increased $0.2 million, or 8.4%, to $2.6 million for the three months ended June 30, 2007 compared to $2.4 million for the three months ended June 30, 2006. This increase is primarily due to an increase in foreign exchange rates of $0.1 million, commissions due to higher sales volumes and other employee related costs of $0.1 million.

General and administrative expense.

General and administrative expenses were $3.5 million, an increase of $0.1 million, or 4.1%, for the three months ended June 30, 2007 compared to $3.4 million for the three months ended June 30, 2006. The increase in general and administrative expenses is primarily due to an increase in foreign exchange rates of $0.1 million and stock-based compensation of $0.2 million offset by a decrease in professional fees of approximately $0.2 million.

Research and development expense.

Research and development expenses were $0.9 million, an increase of $0.1 million, or 14.9%, for the three months ended June 30, 2007 compared to $0.8 million for the three months ended June 30, 2006. The increase in research and development expenses is primarily due to an increase in foreign exchange rates and costs associated with recent product introductions.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million for each of the three months ended June 30, 2007 and 2006, respectively.

Other income (expense), net.

Other expense, net, was $7,000 for the three months ended June 30, 2007 compared to other expense, net of $39,000 for the three months ended June 30, 2006. Net interest expense was $23,000 for the three months ended June 30, 2007 and $0.1 million for the three months ended June 30, 2006 primarily due to a decrease of approximately $6.3 million outstanding under our credit facility. Other income (expense), net also included foreign exchange gains of $21,000 and $0.1 million for the three months ended June 30, 2007 and 2006, respectively. These exchange gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.5 million for the three months ended June 30, 2007 and 2006. The effective income tax rate for continuing operations was 20.9% for the three months ended June 30, 2007, compared with 20.7% for the same period in 2006.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $3.8 million for the three months ended June 30, 2007 compared to a loss of $2.1 million for the same period in 2006. During the quarter ended June 30, 2007, the Company utilized the terms of a proposed agreement to purchase substantially all of the assets that comprise the Capital Equipment Business segment to re-evaluate the fair value less costs to sell these assets. The proposed agreement included contingent consideration from an earn-out agreement for which no value has been ascribed since realization is not assured. Based on management’s evaluation, additional asset impairment charges of approximately $2.9 million were recorded during the second quarter ended June 30, 2007.

The above proposed agreement is not a definitive agreement for the sale of the Capital Equipment Business segment. There can be no assurances that the Company will sell this portion of its Capital Equipment Business segment pursuant to the terms of this proposed agreement or at all.

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

	Six Months Ended June 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in thousands, unaudited)
Revenues	$39,525	$35,557	$3,968	11.2%
Cost of product revenues	20,120	17,435	2,685	15.4%
Gross margin percentage	49.1%	51.0%
Sales and marketing expenses	5,023	4,637	386	8.3%
General and administrative expenses	6,947	6,600	347	5.3%
Research and development expenses	1,732	1,524	208	13.6%

Revenues.

Revenues increased $4.0 million, or 11.2%, to $39.5 million for the six months ended June 30, 2007 compared to $35.6 million for the same period in 2006. Excluding the impact of foreign exchange, revenues increased $2.4 million, or 6.9%. The revenue increase was primarily derived from our core physiology and cell biology equipment sold by our Harvard Apparatus businesses, the impact of new spectrophotometers sold by our Biochrom subsidiary, increased sales of plate readers at our Asys subsidiary and the impact of our recently acquired Anthos product lines. The foreign exchange impact on sales denominated in foreign currencies was $1.4 million, or 4.3%, during the six months ended June 30, 2007.

Cost of product revenues.

Cost of product revenues increased $2.7 million, or 15.4%, to $20.1 million for the six months ended June 30, 2007 from $17.4 million for the six months ended June 30, 2006. The increase in cost of product revenues was mainly due to increased sales volumes in the first six months of 2007 compared to the same period in 2006. Gross profit as a percentage of revenues decreased to 49.1% for the six months ended June 30, 2007 compared with 51.0% for the same period in 2006. The decrease in gross profit as a percentage of revenues was primarily due to a higher proportion of sales from our lower margin products, primarily from our Anthos product lines.

Sales and marketing expense.

Sales and marketing expenses increased $0.4 million, or 8.3%, to $5.0 million for the six months ended June 30, 2007 compared to $4.6 million for the six months ended June 30, 2006. This increase is primarily due to an increase in foreign exchange rates of $0.2 million, commissions due to higher sales volumes and other employee related costs of $0.2 million.

General and administrative expense.

General and administrative expenses were $6.9 million, an increase of $0.3 million, or 5.3%, for the six months ended June 30, 2007 compared to $6.6 million for the six months ended June 30, 2006. The increase in general and administrative expenses is primarily due to an increase in foreign exchange rates of $0.2 million stock-based compensation of $0.2 million and bonus of $0.1 million offset by a decrease in professional fees of approximately $0.2 million.

Research and development expense.

Research and development expenses were $1.7 million, an increase of $0.2 million, or 13.6%, for the six months ended June 30, 2007 compared to $1.5 million for the six months ended June 30, 2006. The increase in research and development expenses is primarily due to an increase in foreign exchange rates of $0.1 million and costs associated with recent product introductions of $0.1 million.

Amortization of intangible assets.

Amortization of intangibles was $0.9 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

Other income (expense), net.

Other income, net, was $6,000 for the six months ended June 30, 2007 compared to other expense, net of $0.2 million for the six months ended June 30, 2006. Net interest expense was $28,000 for the six months ended June 30, 2007 compared to net interest expense of $0.2 million for the same period in 2006. The decrease in net interest expense was primarily the result of lower average long-term debt balances in the first six months of 2007 compared to the first six months of 2006. Other expense, net also included foreign exchange gains of $0.05 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively. These exchange gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was $1.1 million for the six months ended June 30, 2007 compared to $1.0 million for the six months ended June 30, 2006. The effective income tax rate for continuing operations was 22.1% for the six months ended June 30, 2007, compared with 22.5% for the same period in 2006.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $5.0 million for the six months ended June 30, 2007 compared to a loss of $3.2 million for the same period in 2006. During the quarter ended June 30, 2007, the Company utilized the terms of a proposed agreement to purchase substantially all of the assets that comprise the Capital Equipment Business segment to re-evaluate the fair value less costs to sell these assets. The proposed agreement included contingent consideration from an earn-out agreement for which no value has been ascribed since realization is not assured. Based on management’s evaluation, additional asset impairment charges of approximately $2.9 million were recorded during the second quarter ended June 30, 2007.

The above proposed agreement is not a definitive agreement for the sale of the Capital Equipment Business segment. There can be no assurances that the Company will sell this portion of its Capital Equipment Business segment pursuant to the terms of this proposed agreement or at all.

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

We ended the second quarter of 2007 with cash and cash equivalents of $10.0 million, of which $9.0 million was held in continuing operations and $1.0 million was held in discontinued operations, compared to cash and cash equivalents of $9.8 million at December 31, 2006. As of June 30, 2007, we had $0.2 million outstanding under our revolving credit facility, a decrease of $2.8 million due to repayments during 2007, compared to $3.0 million at December 31, 2006.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operations:
Net income (loss)	$(1,270)	$216
Changes in assets and liabilities	(656)	1,119
Other adjustments to operating cash flows	5,547	2,524

Net cash provided by operating activities	3,621	3,859
Investing activities:
Acquisition	—	(1,118)
Other investing activities	(842)	(689)

Net cash used in investing activities	(842)	(1,807)
Financing activities:
Other financing activities	(2,619)	(1,894)

Net cash used in financing activities	(2,619)	(1,894)
Effect of exchange rate changes on cash	48	(80)

Increase in cash and cash equivalents	$208	$78

Our operating activities generated cash of $3.6 million for the six months ended June 30, 2007 compared to $3.9 million for the six months ended June 30, 2006. The decrease in cash flows from operations from 2006 to 2007 was primarily the result of the timing of cash payments on accounts payable and taxes payable.

Our investing activities used cash of $0.8 million in the six months ended June 30, 2007 compared to $1.8 million for the same period in 2006. During the second quarter of 2006, the Company purchased select assets of the microplate reader and washer product lines from Anthos Labtec Instruments GmbH, a subsidiary of Beckman Coulter, Inc. for approximately $1.1 million. The caption “Other investing activities” primarily includes purchases of property, plant, and equipment. We spent $0.8 million in the six months ended June 30, 2007 on capital expenditures compared to $0.7 million for the six months ended June 30, 2006. During the next twelve months, we expect to spend approximately $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. We ended 2006 and the six months ended June 30, 2007 with $3.0 million and $0.2 million, respectively, drawn against our $20 million revolving credit facility.

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of June 30, 2007, we had $0.2 million in U.S. dollar loans outstanding bearing interest at a rate equal to the bank’s base rate, which was equal to the prime rate of 8.25% per annum.

As of June 30, 2007, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of June 30, 2007, there was $0.2 million outstanding under the credit facility, a decrease of approximately $2.8 million from $3.0 million as of December 31, 2006. As of June 30, 2007, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $19.8 million.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the six months ended June 30, 2007, the U.S. dollar weakened against these currencies relative to the same six month period in 2006. This resulted in increased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $0.05 million and $0.1 million of foreign currency gains during the six months ended June 30, 2007 and 2006, respectively.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to certain deferred tax assets as of June 30, 2007 that do not meet the “more likely than not” standard of realization based on our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

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

During the quarter ended June 30, 2007, the Company utilized the terms of a proposed agreement to purchase substantially all of the assets that comprise the Capital Equipment Business segment to re-evaluate the fair value less costs to sell these assets. The proposed agreement included contingent consideration from an earn-out agreement for which no value has been ascribed since realization is not assured. Based on management’s evaluation, additional asset impairment charges of approximately $2.9 million were recorded during the second quarter ended June 30, 2007.

The above proposed agreement is not a definitive agreement for the sale of the Capital Equipment Business segment. There can be no assurances that the Company will sell this portion of its Capital Equipment Business segment pursuant to the terms of this proposed agreement or at all.

Stock-based compensation. The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123(R), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2007 and 2006 was $0.6 million and $0.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2007 and 2006 was $1.0 million and $0.9 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. At June 30, 2007, we had $0.2 million outstanding under our revolving credit facility, which bears interest at a variable rate equal to the prime rate. At June 30, 2007, the interest rate on this debt was 8.25%. Assuming no other changes, which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of June 30, 2007 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of June 30, 2007	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$2
Interest rates increase by 2.0%	$4

Item 4.	Controls and Procedures.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On May 17, 2007, the Company held its Annual Meeting of Stockholders. At the meeting, the following matter was voted on by our stockholders, either in person or by proxy, and approved by the following votes:

	Shares Voted For	Votes Withheld
Election of two Class I Directors until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified or until their earlier resignation.
Robert Dishman	23,515,846	1,341,205
Neal J. Harte	23,786,507	1,070,544

Following the Annual Meeting of Stockholders, the composition of the Board of Directors is as follows:

Class I Directors (to serve until 2010 Annual Meeting)
Robert Dishman
Neil J. Harte

Class II Directors (to serve until 2008 Annual Meeting)
David Green
John F. Kennedy

Class III Directors (to serve until 2009 Annual Meeting)
Chane Graziano
Earl R. Lewis
George Uveges

Item 5.	Other Information.

On August 3, 2007, the Compensation Committee of the Board of Directors of the Company adopted a revised version of the Harvard Bioscience, Inc. Harvard Apparatus 2007 Bonus Plan from that previously adopted on May 1, 2007. The Harvard Apparatus 2007 Bonus Plan provides for cash bonuses to be paid to certain employees of the Company’s Harvard Apparatus business unit (“Harvard Apparatus”), including Mark A. Norige, the President of Harvard Apparatus, if Harvard Apparatus achieves adjusted operating income for the year ended December 31, 2007 in excess of a specified target. If the target is surpassed, then the Company will create an aggregate bonus pool equal to forty-one percent of Harvard Apparatus’s 2007 adjusted operating income in excess of the target. The participants in the plan will then be entitled to participate in the bonus pool based on their individual participation percentage, which is calculated, for each participant, by dividing such participant’s maximum bonus under the plan by the aggregate of the maximum bonuses of all of the participants under the plan. The maximum bonus for each participant is determined by the Company. Mr. Norige’s maximum bonus under the plan is $60,000; provided that his maximum bonus under the plan may be increased to up to $100,000 at the Company’s discretion based on his performance during 2007. As the plan is funded with an aggregate bonus pool, Mr. Norige’s ultimate participation percentage will depend on the awards made to other participants under the plan. The foregoing summary is qualified in its entirety by reference to the copy of the Harvard Apparatus 2007 Bonus Plan, which is attached hereto as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index
10.1	Harvard Bioscience, Inc. 2007 Corporate Bonus Plan., incorporated by reference to Form 8-K dated May 1, 2007 and filed on May 7, 2007.

10.2+	Harvard Bioscience, Inc. Harvard Apparatus 2007 Bonus Plan.

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ BRYCE CHICOYNE
Bryce Chicoyne
Chief Financial Officer

Date: August 6, 2007