Form 10-Q
period 2007-09-30
HARVARD BIOSCIENCE INC
filed 2007-11-06
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of October 26, 2007, there were 30,809,418 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,797	$9,357
Accounts receivable, net of allowance for doubtful accounts of $333 and $364, respectively	12,955	13,323
Inventories	13,299	10,743
Deferred income tax assets—current	149	149
Other receivables and other assets	2,252	2,401
Assets of discontinued operations—held for sale	14,695	17,312

Total current assets	57,147	53,285

Property, plant and equipment, net	4,594	4,610
Deferred income tax assets—non-current	695	695
Amortizable intangible assets, net	9,401	10,457
Goodwill and other indefinite lived intangible assets	24,526	23,962
Other assets	107	219

Total assets	$96,470	$93,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,312	$4,490
Deferred revenue	367	238
Accrued income taxes payable	1,125	195
Accrued expenses	3,366	4,244
Other liabilities—current	634	451
Liabilities of discontinued operations	5,659	5,066

Total current liabilities	14,463	14,684

Long-term debt, less current installments	2,807	3,000
Deferred income tax liabilities—non-current	1,344	1,342
Other liabilities—non-current	2,386	2,319

Total liabilities	21,000	21,345

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,313,431 and 35,223,192 shares issued and 30,652,647 and 30,562,408 shares outstanding, respectively	353	352
Additional paid-in-capital	178,006	176,034
Accumulated deficit	(110,060)	(110,009)
Accumulated other comprehensive income	7,839	6,174
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders’ equity	75,470	71,883

Total liabilities and stockholders' equity	$96,470	$93,228

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$19,353	$18,941	$58,878	$54,498
Cost of product revenues	10,077	9,578	30,197	27,013

Gross profit	9,276	9,363	28,681	27,485

Sales and marketing expenses	2,458	2,187	7,481	6,824
General and administrative expenses	3,501	4,074	10,448	10,674
Research and development expenses	873	810	2,605	2,334
Amortization of intangible assets	444	430	1,330	1,260

Total operating expenses	7,276	7,501	21,864	21,092

Operating income	2,000	1,862	6,817	6,393

Other income (expense):
Foreign exchange	69	(38)	114	76
Interest expense	(46)	(85)	(214)	(389)
Interest income	64	63	204	158
Other, net	(3)	(41)	(14)	(100)

Other income (expense), net	84	(101)	90	(255)

Income from continuing operations before income taxes	2,084	1,761	6,907	6,138
Income taxes	566	487	1,632	1,471

Income from continuing operations	1,518	1,274	5,275	4,667
Discontinued operations, net of tax	(299)	(1,453)	(5,326)	(4,630)

Net income (loss)	$1,219	$(179)	$(51)	$37

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.05	$0.04	$0.17	$0.15
Discontinued operations	(0.01)	(0.05)	(0.17)	(0.15)

Basic earnings (loss) per common share	$0.04	$(0.01)	$(0.00)	$0.00

Diluted earnings per common share from continuing operations	$0.05	$0.04	$0.17	$0.15
Discontinued operations	(0.01)	(0.05)	(0.17)	(0.15)

Diluted earnings (loss) per common share	$0.04	$(0.01)	$(0.00)	$0.00

Weighted average common shares:
Basic	30,625	30,530	30,595	30,509

Diluted	31,407	31,131	31,414	31,107

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(51)	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,742	1,463
Depreciation	1,076	1,014
Abandonment and impairment of assets	2,878	681
Amortization of catalog costs	121	46
Loss on sale of property, plant and equipment	148	47
Amortization of intangible assets	1,330	1,260
Amortization of deferred financing costs	17	80
Deferred income taxes	4	460
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	1,947	1,733
(Increase) decrease in inventories	(2,397)	191
(Increase) decrease in other receivables and other assets	267	(449)
Increase (decrease) in trade accounts payable	(1,197)	616
Increase in accrued income taxes payable	853	247
Decrease in accrued expenses	(531)	(407)
Increase (decrease) in deferred revenue	278	(382)
Increase (decrease) in other liabilities	(88)	147

Net cash provided by operating activities	6,397	6,784

Cash flows from investing activities:
Additions to property, plant and equipment	(1,233)	(1,336)
Additions to catalog costs	(14)	(105)
Proceeds from sales of property, plant and equipment	—	3
Acquisitions, net of cash acquired	—	(1,118)

Net cash used in investing activities	(1,247)	(2,556)

Cash flows from financing activities:
Proceeds from long-term debt	6,807	—
Repayments of debt	(7,000)	(5,521)
Net proceeds from issuance of common stock	231	163

Net cash used in financing activities	38	(5,358)

Effect of exchange rate changes on cash	124	(75)

Increase in cash and cash equivalents	5,312	(1,205)
Cash and cash equivalents at the beginning of period	9,751	9,771

Cash and cash equivalents at the end of period	$15,063	$8,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$212	$494
Cash paid for income taxes, excluding refunds of $802 and $54, respectively	$1,706	$1,451

Note: The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $13,797 held by continuing operations and $1,266 held by discontinued operations as of September 30, 2007. As of September 30, 2007, $3.1 million of our cash and cash equivalents was classified as being held in our continuing operations even though it was temporarily held by an entity that is part of the Capital Equipment Business. This cash was not and is not intended to be part of the asset group held for sale. In October 2007, the $3.1 million of cash and cash equivalents was returned to a continuing operations entity.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company is in the process of evaluating the impact the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.

3.	Stock-Based Compensation and Weighted Average Common Shares Outstanding

The Company accounts for share-based payment awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended September 30, 2007 and 2006 was $0.7 million and $0.6 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2007 and 2006 was $1.7 million and $1.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 232,384 shares were issued as of September 30, 2007. During the three and nine months ended September 30, 2007, the Company issued no shares and 13,542 shares, respectively, under the Employee Stock Purchase Plan. During the three and nine months ended September 30, 2006, the Company issued no shares and 16,075 shares, respectively, under the Employee Stock Purchase Plan.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of September 30, 2007, there were options to purchase 202,729 shares outstanding under the 1996 Stock Plan. During the three and nine months ended September 30, 2007 and 2006, no shares were issued under the 1996 Stock Plan.

Amended and Restated 2000 Stock Option and Incentive Plan

The Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was originally adopted by the Board of Directors on October 26, 2000, approved by the stockholders on November 29, 2000, and amended by the Board of Directors on April 5, 2006. Such amendment to the 2000 Plan, which included an increase in the number of shares available thereunder by 2,000,000, was approved by the stockholders at the Company’s 2006 Annual Meeting. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 6,867,675 shares of common stock for the issuance of awards under the 2000 Plan. As of September 30, 2007, there were options to purchase 5,793,661 shares outstanding and 510,141 shares available for grant under the 2000 Stock Plan.

As of September 30, 2007 and 2006, incentive stock options to purchase 6,285,484 and 6,209,926 shares and non-qualified stock options to purchase 5,536,061 and 4,514,619 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three and nine months ended September 30, 2007, 25,000 and 1,087,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three and nine months ended September 30, 2006, 1,090,000 and 1,175,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares of common stock outstanding	30,652,647	30,540,552	30,652,647	30,540,552

Granted	25,000	1,090,000	1,087,000	1,175,000
Canceled / forfeited	(183,250)	(59,250)	(260,312)	(137,691)

Net options granted (canceled/forfeited)	(158,250)	1,030,750	826,688	1,037,309

Grant dilution (accretion) (1)	-0.52%	3.38%	2.70%	3.40%

Exercised	32,750	12,500	76,697	42,692
Exercise dilution (2)	0.11%	0.04%	0.25%	0.14%

(1)	The percentage for grant dilution is computed based on net options granted (cancelled/forfeited) as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic	30,624,549	30,529,601	30,594,526	30,509,148
Effect of assumed conversion of employee and director stock options	782,263	601,702	819,320	597,842

Diluted	31,406,812	31,131,303	31,413,846	31,106,990

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 4,115,511 and 3,650,606 shares of common stock for the three and nine months ended September 30, 2007, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,707,497 and 2,312,461 shares of common stock for the three and nine months ended September 30, 2006, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2004	701,862	3,968,171	$5.66
Options granted	(683,500)	683,500	3.06
Options exercised	—	(48,139)	2.35
Options cancelled / forfeited	322,250	(322,250)	5.53
Additional shares reserved	13,526	—

Balance at December 31, 2005	354,138	4,281,282	$5.29
Approved by shareholders	2,000,000	—	—
Options granted	(1,185,000)	1,185,000	4.36
Options exercised	—	(52,192)	2.47
Options cancelled / forfeited	167,691	(167,691)	5.81

Balance at December 31, 2006	1,336,829	5,246,399	$5.09
Options granted	(1,087,000)	1,087,000	5.46
Options exercised	—	(76,697)	2.26
Options cancelled / forfeited	260,312	(260,312)	5.42

Balance at September 30, 2007	510,141	5,996,390	$5.18

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2007 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at September 30, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01-3.16	1,381,140	5.45	$2.75	$2,424	1,131,142	$2.69	$2,047
$3.17-4.39	1,364,250	7.56	$4.03	644	715,003	$3.89	436
$4.40-5.17	720,000	8.89	$4.87	—	163,250	$4.75	—
$5.18-7.20	1,225,500	7.41	$6.22	—	505,500	$7.14	—
$7.21-10.00	1,305,500	5.71	$8.15	—	1,071,000	$8.14	—

$0.01-10.00	5,996,390	6.80	$5.18	$3,068	3,585,895	$5.28	$2,483

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.50 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three months ended September 30, 2007 and 2006, respectively, was approximately $0.1 million and $18,500, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2007 and 2006, respectively, was approximately $0.2 million and $92,900, respectively. The total number of in-the-money options that were exercisable as of September 30, 2007 was 1,846,145.

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the three and nine months ended September 30, 2007 and 2006, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Cost of sales	$14	$15	$34	$35
Sales and marketing	37	26	93	84
General and administrative	623	465	1,562	1,202
Research and development	1	3	4	9
Discontinued operations	19	45	49	133

Total stock-based compensation	$694	$554	$1,742	$1,463

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three and nine months ended September 30, 2007 and 2006 since the Company has established a valuation allowance against net deferred tax assets.

The weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2007 was $3.54 per share and $3.68 per share, respectively, and the weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2006 was $3.08 per share, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three and Nine Months Ended September 30,
	2007	2006
Volatility	70.56%	75.96%
Risk-free interest rate	4.62%	4.82%
Expected holding period	6.25 years	6.25 years
Dividend yield	0.00%	0.00%

The Company used historical volatility to calculate its expected volatility as of September 30, 2007. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price.

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

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006, is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 3.74% and 3.24%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

4.	Discontinued Operations

In July 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment had been such that this business did not meet the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, the Company began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005.

During the year ended December 31, 2006, the Company utilized a market approach and re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on management’s evaluation, asset impairment charges of approximately $3.9 million were recorded during 2006.

During the nine months ended September 30, 2007, the Company utilized the terms of a proposed agreement to purchase substantially all of the assets that comprise the Capital Equipment Business segment to re-evaluate the fair value less costs to sell these assets. The proposed agreement included contingent consideration from an earn-out agreement for which no value has been ascribed since realization is not assured. Based on management’s evaluation, additional asset impairment charges of approximately $18,000 and $2.9 million were recorded during the three and nine months ended September 30, 2007, respectively.

The above proposed agreement is not a definitive agreement for the sale of the Capital Equipment Business segment. There can be no assurances that the Company will sell its Capital Equipment Business segment pursuant to the terms of this proposed agreement or at all.

Operating results from the Capital Equipment Business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Total revenues	$4,311	$3,810	$11,694	$13,048
Pretax loss	(317)	(1,620)	(5,345)	(4,809)
Income tax	(18)	(167)	(19)	(179)
Net loss	(299)	(1,453)	(5,326)	(4,630)

Assets and liabilities of the Capital Equipment Business segment were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Assets
Cash and cash equivalents	$1,266	$394
Accounts receivable, net	4,227	5,354
Inventories	8,039	8,134
Other assets	1,163	1,893
Long-lived assets	—	1,537

Total assets	$14,695	$17,312

Liabilities
Total liabilities	$5,659	$5,066

5.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	September 30, 2007		December 31, 2006
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Weighted Average Life (a)
Amortizable intangible assets:
Existing technology	$12,245	$(5,773)	$11,777	$(4,754)	6.8 years
Tradename	920	(480)	920	(434)	7.3 years
Distribution agreement/customer relationships	4,753	(2,269)	4,753	(1,811)	6.6 years
Patents	9	(4)	9	(3)	8.6 years

Total amortizable intangible assets	$17,927	$(8,526)	$17,459	$(7,002)

Unamortizable intangible assets:
Goodwill	$23,463		$22,906
Other indefinite lived intangible assets	1,063		1,056

Total goodwill and other indefinite lived intangible assets	$24,526		$23,962

Total intangible assets	$42,453		$41,421

(a)	Weighted average life is as of September 30, 2007.

The change in the carrying amount of goodwill for the nine months ended September 30, 2007 is as follows:

(in thousands)
Balance at December 31, 2006	$22,906
Effect of change in foreign currencies	557

Balance at September 30, 2007	$23,463

Intangible asset amortization expense from continuing operations was $0.4 million for the three months ended September 30, 2007 and 2006. Intangible asset amortization expense from continuing operations was $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.8 million for the year ending December 31, 2007 and 2008, $1.4 million for the year ending December 31, 2009 and $1.3 million for the years ending December 31, 2010 and 2011.

6.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Finished goods	$4,130	$3,721
Work in process	1,888	1,526
Raw materials	7,281	5,496

	$13,299	$10,743

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2006	$237	(151)	93	$179

Nine months ended September 30, 2007	$179	(164)	194	$209

8.	Comprehensive Income

As of September 30, 2007, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $9.4 million and the underfunded status of the Company’s pension plans, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), of $(1.6) million, net of tax. As of September 30, 2006, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $6.2 million and a minimum pension liability adjustment of $(0.6) million, net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net (loss) income	$1,219	$(179)	$(51)	$37
Other comprehensive income	852	333	1,665	2,401

Comprehensive income	$2,071	$154	$1,614	$2,438

Other comprehensive income for the three and nine months ended September 30, 2007 and 2006 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$153	$113	$442	$331
Interest cost	218	190	632	556
Expected return on plan assets	(260)	(211)	(722)	(618)
Net amortization loss	36	52	104	152

Net periodic benefit cost	$147	$144	$456	$421

For the three and nine months ended September 30, 2007 and 2006, no contribution was made to the defined benefit plans by the Company. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2007.

10.	Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.4 million and $4.2 million for the three and nine months ended September 30, 2007, respectively, and $1.9 million and $4.7 million for the three and nine months ended September 30, 2006, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting. Included in corporate costs are $0.4 million and $1.1 million for the three and nine months ended September 30, 2007, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively, of stock compensation expense related to the adoption of SFAS No. 123(R). See Note 3-Employee Stock Benefit and Stock-Based Compensation.

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business had been such that this business did not meet the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, the Company began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. See Note 4-Discontinued Operations.

11.	Revolving Credit Facility

During 2003, the Company entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. (“BBH”). On December 1, 2006, the Company amended the terms of the credit facility. This amendment changed the terms of the Company’s current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on the Company’s debt service leverage ratio. As of September 30, 2007, the Company had $2.8 million in U.S. dollar loans outstanding bearing interest at a rate equal to the bank’s base rate, which was equal to the prime rate of 7.75% per annum.

As of September 30, 2007, the Company is in compliance with financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on the Company’s ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. The Company does not believe that these requirements will be a significant constraint on its operations or on the acquisition portion of its growth strategy. As of September 30, 2007, there was $2.8 million outstanding under the credit facility, a decrease of approximately $0.2 million from $3.0 million as of December 31, 2006. As of September 30, 2007, the Company was not subject to any borrowing restrictions under the covenants and had available borrowing capacity under its revolving credit facility of $17.2 million.

Under the terms of its credit facility, the Company will be required to obtain consent from its lenders upon the sale of the Capital Equipment Business segment. If the Company is unable to obtain this consent, the sale of the Capital Equipment Business segment will trigger a default under the credit facility whereby its lenders could accelerate all of the outstanding indebtedness and terminate the credit facility.

12.	Subsequent Event

On October 11, 2007, the Company completed the acquisition of substantially all of the assets of Panlab s.l., of Barcelona, Spain, a distributor, manufacturer and developer of products and software for life science researchers primarily in the neuroscience research market, for a purchase price of approximately $5.0 million in cash and the assumption of certain operating liabilities. The transaction will be accounted for using the purchase method of accounting. The results of operations of Panlab s.l. will be included in the consolidated operating results of Harvard Bioscience, Inc. from the date of acquisition.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, with the exception of the risk factor titled “If GE Healthcare (formerly Amersham Biosciences) terminates its distribution agreements with us, fails to renew them on favorable terms or fails to perform its obligations under the distribution agreements, it could impair the marketing and distribution efforts for some of our products and result in lost revenues.” We note that on October 1, 2007 GE Healthcare sent a notice of non-renewal in connection with the distribution agreement between Hoefer, Inc., our subsidiary, and GE Healthcare dated November 24, 2003. As a consequence, this agreement with GE Healthcare will terminate on September 28, 2008. The Company is currently negotiating a new distribution agreement with a new set of terms and conditions and expects to have a new agreement with GE Healthcare before the current agreement terminates. We do not know, however, if we are going to be able to reach a new agreement with GE Healthcare. If we do not reach a new agreement with GE Healthcare some of our products may be impaired and our revenues may be adversely impacted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those described in these forward-looking statements include our inability to complete the divestiture of the Capital Equipment Business segment on attractive terms or on a timely basis, the potential loss of business at the Capital Equipment Business segment relating to our decision to divest this business, unanticipated costs or expenses related to the divestiture of the Capital Equipment Business segment, our failure to successfully integrate acquired businesses or technologies, expand our product offerings, introduce new products or commercialize new technologies, unanticipated costs relating to acquisitions, decreased demand for our products due to changes in our customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the timing of our customers’ capital equipment purchases and the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, completion of the purchase price allocation for Panlab s.l., the impact of any impairment of our goodwill or intangible assets, plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

From 1997 to 2006, the revenues from our continuing operations grew from $11.5 million to $76.2 million, an annual compounded growth rate of approximately 23.4%. Since the second half of 2005, when we made the decision to divest the Capital Equipment Business segment, we successfully refocused our resources on our core apparatus and instrumentation business, which has been the cornerstone to our success over the last decade.

During the three and nine months ended September 30, 2007, our revenues increased to $19.4 million and $58.9 million, respectively, from $18.9 million and $54.5 million for the same periods in 2006. Additionally, our income from continuing operations was $1.5 million and $5.3 million for the three and nine months ended September 30, 2007, respectively, compared to income from continuing operations of $1.3 million and $4.7 million for the same periods in 2006.

Two significant developments that impacted our results during the 2007 were the weakening of the dollar compared to foreign currencies and our acquisition of our Anthos product lines in the second quarter of 2006. Foreign exchange rate fluctuations resulted in increased revenues on sales denominated in foreign currencies and increased expenses associated with our foreign operations. During the second quarter of 2006, we purchased select assets of the microplate reader and washer product lines from Anthos Labtec Instruments GmbH, a subsidiary of Beckman Coulter, Inc., for approximately $1.1 million. Sales of our Anthos product lines were approximately $2.7 million for the nine months ended September 30, 2007 compared with approximately $0.6 million for the same period in 2006. Because our Anthos product lines have lower gross margins, increased sales of these products contributed to lower overall gross profit as a percentage of revenues. However, overall operating profit margins at our Asys subsidiary, which includes our Anthos product lines, are relatively consistent with our other subsidiaries and have increased significantly as a result of our tuck-under integration strategy.

We also continued our efforts to divest our Capital Equipment Business segment. During the three and nine months ended September 30, 2007, our loss from discontinued operations, net of tax, was $0.3 million and $5.3 million, respectively, compared to $1.5 million and $4.6 million for the same periods in 2006. Our loss for the three and nine months ended September 30, 2007, included asset impairment charges of $18,000 and $2.9 million, respectively.

Looking forward to the fourth quarter of 2007 and into early 2008, we remain encouraged by the growth opportunities in the U.S. markets, the launch of a new product, a novel microliter spectrophotometer, that will be sold through GE Healthcare and our acquisition of Panlab s.l., which broadens our distribution channels into Spain and provides us expanded access into the behavioral segment of the neuroscience research market. We remain committed to our goal of high revenue and profit growth through a combination of organic growth and tuck under acquisitions.

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

As of September 30, 2007, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of September 30, 2007, there was $2.8 million outstanding under the credit facility, a decrease of approximately $0.2 million from $3.0 million as of December 31, 2006. As of September 30, 2007, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $17.2 million.

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

For products primarily priced under $10,000, typically every three to five years, we intend to distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2004, with approximately 1,100 pages and approximately 70,000 copies printed. Revenues direct to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 32% of our revenues for the nine months ended September 30, 2007 and for the year ended December 31, 2006.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the nine months ended September 30, 2007 and for the year ended December 31, 2006, approximately 61% and 62%, respectively, of our revenues were derived from sales to distributors.

For the nine months ended September 30, 2007 and for the year ended December 31, 2006, approximately 88% and 90%, respectively, of our revenues were derived from products we manufacture. The remaining 12% and 10%, respectively, of our revenues for the nine months ended September 30, 2007 and for the year ended December 31, 2006, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the nine months ended September 30, 2007 and for the year ended December 31, 2006, approximately 55% and 53%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare, the distributor for most of our spectrophotometers and electrophoresis products. GE Healthcare distributes these products to customers around the world, including many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to the end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales, and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. On January 1, 2006, we adopted SFAS No. 123(R), which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.7 million and $19,000 for the three months ended September 30, 2007 in our continuing operations and discontinued operations, respectively, and $1.7 million and $49,000 for the nine months ended September 30, 2007 in our continuing operations and discontinued operations, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.5 million and $45,000 for the three months ended September 30, 2006 in our continuing operations and discontinued operations, respectively, and $1.3 million and $0.1 million for the nine months ended September 30, 2006 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, and research and development expenses.

Selected Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

	Three Months Ended September 30,
	2007	2006	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$19,353	$18,941	$412	2.2%
Cost of product revenues	10,077	9,578	499	5.2%
Gross margin percentage	47.9%	49.4%
Sales and marketing expenses	2,458	2,187	271	12.4%
General and administrative expenses	3,501	4,074	(573)	-14.1%
Research and development expenses	873	810	63	7.8%

Revenues.

Revenues increased $0.4 million, or 2.2%, to $19.4 million for the three months ended September 30, 2007 compared to $18.9 million for the same period in 2006. The increase in revenues was due in part to favorable foreign exchange on sales denominated in foreign currencies of $0.8 million, or 4.1%, during the third quarter of 2007. In addition, our Harvard Apparatus reporting unit reported strong sales into the US and UK markets. This growth was largely driven by the strengthening of our sales and marketing efforts. Also contributing to the increase in revenues, our Biochrom reporting unit experienced growth in sales to GE Healthcare for spectrophotometers, primarily due to the launch of a new microliter spectrophotometer, in sales of plate readers outside of China, and sales of electrophoresis equipment, to customers other than GE Healthcare. Offsetting these increases, sales of plate readers to China, sales of 1D electrophoresis equipment to GE Healthcare declined and Harvard Apparatus sales into Japan and France were down compared to a year ago due to unusually large pump orders shipped during the third quarter of 2006.

Cost of product revenues.

Cost of product revenues increased $0.5 million, or 5.2%, to $10.1 million for the three months ended September 30, 2007 from $9.6 million for the three months ended September 30, 2006. The increase in cost of product revenues is primarily the result of an increase in foreign exchange rates of $0.4 million. Gross profit as a percentage of revenues decreased to 47.9% for the three months ended September 30, 2007 compared with 49.4% for the same period in 2006. The decrease in gross profit as a percentage of revenues was primarily due to a higher proportion of sales from our lower margin products and to a lesser extent due to the under-absorption of certain manufacturing costs.

Sales and marketing expense.

Sales and marketing expenses increased $0.3 million, or 12.4%, to $2.5 million for the three months ended September 30, 2007 compared to $2.2 million for the three months ended September 30, 2006. This increase was primarily due to an increase in foreign exchange rates of $0.1 million and commissions due to higher sales volumes and other employee related costs of $0.1 million.

General and administrative expense.

General and administrative expenses were $3.5 million, a decrease of $0.6 million, or 14.1%, for the three months ended September 30, 2007 compared to $4.1 million for the three months ended September 30, 2006. The decrease in general and administrative expenses was primarily due to a decrease in bonus expense of approximately $0.7 million and in professional fees of $0.1 million. Offsetting these decreases was an increase in foreign exchange rates of $0.1 million and stock-based compensation of $0.2 million.

Research and development expense.

Research and development expenses were $0.9 million, an increase of $0.1 million, or 7.8%, for the three months ended September 30, 2007 compared to $0.8 million for the three months ended September 30, 2006. The increase in research and development expenses was primarily due to an increase in employee and other costs associated with recent product introductions.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million for each of the three months ended September 30, 2007 and 2006, respectively.

Other income (expense), net.

Other income, net, was $0.1 million for the three months ended September 30, 2007 compared to other expense, net of $0.1 million for the three months ended September 30, 2006. Net interest income was $18,000 for the three months ended September 30, 2007 compared to net interest expense of $22,000 for the three months ended September 30, 2006. Other income (expense), net also included foreign exchange gains of $69,000 for the three months ended September 30, 2007 compared to foreign exchange losses of $38,000 for the three months ended September 30, 2006. These exchange gains and losses were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.6 million for the three months ended September 30, 2007 compared to $0.5 million for the same period in 2006. The effective income tax rate for continuing operations was 27.2% for the three months ended September 30, 2007, compared with 27.7% for the same period of 2006. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business had been such that this business did not meet the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $0.3 million for the three months ended September 30, 2007 compared to a loss of $1.5 million for the same period in 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

	Nine Months Ended September 30,
	2007	2006	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$58,878	$54,498	$4,380	8.0%
Cost of product revenues	30,197	27,013	3,184	11.8%
Gross margin percentage	48.7%	50.4%
Sales and marketing expenses	7,481	6,824	657	9.6%
General and administrative expenses	10,448	10,674	(226)	-2.1%
Research and development expenses	2,605	2,334	271	11.6%

Revenues.

Revenues increased $4.4 million, or 8.0%, to $58.9 million for the nine months ended September 30, 2007 compared to $54.5 million for the same period in 2006. The increase in revenues was due in part to favorable foreign exchange on sales denominated in foreign currencies of $2.3 million, or 4.2%, during the nine months ended September 30, 2007. The revenue increase was also derived from our core physiology and cell biology equipment sold by our Harvard Apparatus business, the impact of new spectrophotometers, including our recently introduced microliter spectrophotometer, sold by our Biochrom subsidiary and the impact of our Anthos product lines acquired late in June 2006.

Cost of product revenues.

Cost of product revenues increased $3.2 million, or 11.8%, to $30.2 million for the nine months ended September 30, 2007 from $27.0 million for the nine months ended September 30, 2006. The increase in cost of product revenues is mainly due to increased sales volumes in the first nine months of 2007 compared to the same period in 2006 and an increase in foreign exchange rates of $1.4 million. Gross profit as a percentage of revenues decreased to 48.7% for the nine months ended September 30, 2007 compared with 50.4% for the same period in 2006. The decrease in gross profit as a percentage of revenues was primarily due to a higher proportion of sales from our lower margin products, primarily from our Anthos product lines, and to a lesser extent due to an increase in fixed manufacturing costs and underabsorbed manufacturing costs due to lower than expected volumes.

Sales and marketing expense.

Sales and marketing expenses increased $0.7 million, or 9.6%, to $7.5 million for the nine months ended September 30, 2007 compared to $6.8 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in foreign exchange rates of $0.3 million and commissions due to higher sales volumes and other employee related costs of $0.3 million.

General and administrative expense.

General and administrative expenses were $10.5 million, a decrease of $0.2 million, or 2.1%, for the nine months ended September 30, 2007 compared to $10.7 million for the nine months ended September 30, 2006. The decrease in general and administrative expenses was primarily due to a decrease in professional fees of $0.3 million and bonus expense of $0.6 million partially offset by increases in foreign exchange rates of $0.2 million and stock-based compensation of $0.4 million.

Research and development expense.

Research and development expenses were $2.6 million, an increase of $0.3 million, or 11.6%, for the nine months ended September 30, 2007 compared to $2.3 million for the nine months ended September 30, 2006. The increase in research and development expenses was primarily due to increases in foreign exchange rates of $0.1 million and costs associated with recent product introductions.

Amortization of intangible assets.

Amortization of intangibles was $1.3 million for the nine months ended September 30, 2007 and 2006.

Other income (expense), net.

Other income, net, was $0.1 million for the nine months ended September 30, 2007 compared to other expense, net of $0.3 million for the nine months ended September 30, 2006. Net interest expense was $10,000 for the nine months ended September 30, 2007 compared to net interest expense of $0.2 million for the same period in 2006. The decrease in net interest expense was primarily the result of lower average long-term debt balances in the first nine months of 2007 compared to the first nine months of 2006. Other expense, net also included foreign exchange gains of $0.1 million for the nine months ended September 30, 2007 and 2006. These exchange gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was $1.6 million for the nine months ended September 30, 2007 compared to $1.5 million for the nine months ended September 30, 2006. The effective income tax rate for continuing operations was 23.6% for the nine months ended September 30, 2007, compared with 24.0% for the same period in 2006.

Discontinued Operations

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business have been such that this business has not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. The loss from discontinued operations, net of tax was approximately $5.3 million for the nine months ended September 30, 2007 compared to a loss of $4.6 million for the same period in 2006. During the nine months ended September 30, 2007, the Company utilized the terms of a proposed agreement to purchase substantially all of the assets that comprise the Capital Equipment Business segment to re-evaluate the fair value less costs to sell these assets. The proposed agreement included contingent consideration from an earn-out agreement for which no value has been ascribed since realization is not assured. Based on management’s evaluation, additional asset impairment charges of approximately $2.9 million were recorded during the nine months ended September 30, 2007.

The above proposed agreement is not a definitive agreement for the sale of the Capital Equipment Business segment. There can be no assurances that the Company will sell its Capital Equipment Business segment pursuant to the terms of this proposed agreement or at all.

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

We ended the third quarter of 2007 with cash and cash equivalents of $15.1 million, of which $13.8 million was held in continuing operations and $1.3 million was held in discontinued operations, compared to cash and cash equivalents of $9.8 million at December 31, 2006. As of September 30, 2007, $3.1 million of our cash and cash equivalents was classified as being held in our continuing operations even though it was temporarily held by an entity that is part of the Capital Equipment Business. This cash was not and is not intended to be part of the asset group held for sale. In October 2007, the $3.1 million of cash and cash equivalents was returned to a continuing operations entity. As of September 30, 2007, we had $2.8 million outstanding under our revolving credit facility, a decrease of $0.2 million due to repayments during 2007, compared to $3.0 million at December 31, 2006.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operations:
Net income (loss)	$(51)	$37
Changes in assets and liabilities	(868)	1,696
Other adjustments to operating cash flows	7,316	5,051

Net cash provided by operating activities	6,397	6,784

Investing activities:
Acquisition	—	(1,118)
Other investing activities	(1,247)	(1,438)

Net cash used in investing activities	(1,247)	(2,556)

Financing activities:
Proceeds (repayments) of debt, net	(193)	(5,521)
Other financing activities	231	163

Net cash provided by (used in) financing activities	38	(5,358)

Effect of exchange rate changes on cash	124	(75)

Increase (decrease) in cash and cash equivalents	$5,312	$(1,205)

Our operating activities generated cash of $6.4 million for the nine months ended September 30, 2007 compared to $6.8 million for the nine months ended September 30, 2006. The decrease in cash flows from operations from 2006 compared to 2007 was primarily the result of a build up of inventory to meet increased demand for our products and various new product introductions of approximately $2.6 million and decreases in trade accounts payable of $1.8 million due to the timing of payments. This was partially offset by an increase in accrued income taxes payable of $0.6 million and accounts receivable of $0.2 million due to the timing of payments and a decrease in other receivables and other assets of $0.7 million. Additionally, net income for the nine months ended September 30, 2007 compared to the same period in 2006 only decreased by $88,000 despite a $2.3 million increase in non-cash charges during the same period, including a $2.2 million increase in asset impairment charges. The net result of these items was a decrease of $0.4 million in net cash provided by operating activities for the nine months ended September 30, 2007 compared to the same period in 2006.

Our investing activities used cash of $1.2 million in the nine months ended September 30, 2007 compared to $2.6 million for the same period in 2006. During the second quarter of 2006, the Company purchased select assets of the microplate reader and washer product lines from Anthos Labtec Instruments GmbH, a subsidiary of Beckman Coulter, Inc. for approximately $1.1 million. The caption “Other investing activities” primarily includes purchases of property, plant and equipment. We spent $1.2 million in the nine months ended September 30, 2007 on capital expenditures compared to $1.3 million for the nine months ended September 30, 2006. During the next twelve months, we expect to spend approximately $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. We ended 2006 and the nine months ended September 30, 2007 with $3.0 million and $2.8 million, respectively, drawn against our $20 million revolving credit facility.

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of September 30, 2007, we had $2.8 million in U.S. dollar loans outstanding bearing interest at a rate equal to the bank’s base rate, which was equal to the prime rate of 7.75% per annum.

As of September 30, 2007, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of September 30, 2007, there was $2.8 million outstanding under the credit facility, a decrease of approximately $0.2 million from $3.0 million as of December 31, 2006. As of September 30, 2007, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $17.2 million.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the nine months ended September 30, 2007, the U.S. dollar weakened against these currencies relative to the same nine month period in 2006. This resulted in increased consolidated revenue and earnings growth.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $0.1 million of foreign currency gains during the nine months ended September 30, 2007 and 2006.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have established a valuation allowance attributable to certain deferred tax assets as of September 30, 2007 that do not meet the “more likely than not” standard of realization based on our ability to generate sufficient future taxable income in the carryback and carryforward periods based on the criteria set forth in SFAS No. 109. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration.

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

During the nine months ended September 30, 2007, the Company utilized the terms of a proposed agreement to purchase substantially all of the assets that comprise the Capital Equipment Business segment to re-evaluate the fair value less costs to sell these assets. The proposed agreement included contingent consideration from an earn-out agreement for which no value has been ascribed since realization is not assured. Based on management’s evaluation, additional asset impairment charges of approximately $2.9 million were recorded during the nine months ended September 30, 2007.

The above proposed agreement is not a definitive agreement for the sale of the Capital Equipment Business segment. There can be no assurances that the Company will sell its Capital Equipment Business segment pursuant to the terms of this proposed agreement or at all.

Stock-based compensation. The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123(R), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended September 30, 2007 and 2006 was $0.7 million and $0.6 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2007 and 2006 was $1.7 million and $1.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. At September 30, 2007, we had $2.8 million outstanding under our revolving credit facility, which bears interest at a variable rate equal to the prime rate. At September 30, 2007, the interest rate on this debt was 7.75%. Assuming no other changes, which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of September 30, 2007 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of September 30, 2007	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$28
Interest rates increase by 2.0%	$56

Item 4.	Controls and Procedures.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On November 24, 2003, Hoefer, Inc., our subsidiary (“Hoefer”), and GE Healthcare entered into a distribution agreement (the “Distribution Agreement). The Distribution Agreement provided that Hoefer would be the exclusive supplier of 1-D gel electrophoresis products to GE Healthcare. Hoefer also had the right to develop, manufacture and market 2-D gel electrophoresis products, which would be offered to GE Healthcare for sale under the GE Healthcare’s brand name. Hoefer had the right to sell any of its products, under the Hoefer brand name or any other non-GE Healthcare brand name, through other distribution channels, both direct and indirect. The term of the Distribution Agreement was five year with an automatic five-year renewal period, and could be terminated after five years with a one year advance notice.

On October 1, 2007, GE Healthcare sent a notice to Hoefer informing them of its decision to end the Distribution Agreement after its initial five years and its intent to establish a new contract with a new set of terms and conditions. As a consequence, the Distribution Agreement will terminate on September 30, 2008.

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

Date: November 5, 2007