Form 10-K/A
period 2007-12-31
HARVARD BIOSCIENCE INC
filed 2008-03-12
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on March 11, 2008 (the “Original Report”). In the Original Report, we inadvertently (1) omitted the conformed signatures of KPMG LLP on the following documents: (a) the Attestation Report on the Company’s Internal Control Over Financial Reporting, dated March 11, 2008, on pages 45-46, (b) the Report of Independent Registered Public Accounting Firm, dated March 11, 2008, on page F-2, and (c) the Consent of Independent Registered Public Accounting Firm, dated March 11, 2008, which was filed as Exhibit 23.1, and (2) in Item 9A(b), cross-referenced page F-2 instead of Item 9A(d) for KPMG LLP’s Attestation Report on the Company’s Internal Control Over Financial Reporting.

This Amendment No. 1 on Form 10-K/A (this “Amended Report”) is being filed solely to: (1) include the conformed signatures of KPMG LLP on the Attestation Report on the Company’s Internal Control Over Financial Reporting, dated March 11, 2008, and the Report of Independent Registered Public Accounting Firm, dated March 11, 2008; (2) file as Exhibit 23.1 a Consent of Independent Registered Public Accounting Firm, dated March 12, 2008, that includes a conformed signature of KPMG LLP; and (3) correct the erroneous cross-reference noted above. This Amended Report speaks as of the date of the filing of the Original Report, March 11, 2008, and all references in this Amended Report to “this Annual Report on Form 10-K” or similar language shall be deemed to refer to this Amended Report.

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

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included below in Item 9A(d).

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

HARVARD BIOSCIENCE, INC.

Date: March 12, 2008	By:	/s/ BRYCE CHICOYNE
Bryce Chicoyne
Chief Financial Officer

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