Form 10-Q
period 2008-03-31
HARVARD BIOSCIENCE INC
filed 2008-05-07
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2008, there were 30,925,514 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,459	$17,889
Accounts receivable, net of allowance for doubtful accounts of $409 and $378, respectively	14,080	14,757
Inventories	16,209	14,983
Other receivables and other assets	3,160	2,414
Assets of discontinued operations - held for sale	3,719	4,268

Total current assets	49,627	54,311

Property, plant and equipment, net	4,469	4,465
Deferred income tax assets - non-current	346	346
Amortizable intangible assets, net	10,418	10,640
Goodwill and other indefinite lived intangible assets	29,479	29,028
Other assets	221	63

Total assets	$94,560	$98,853

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$2,212	$2,169
Accounts payable	5,687	5,611
Deferred revenue	439	442
Accrued income taxes payable	816	1,091
Accrued expenses	3,678	4,129
Other liabilities - current	845	1,128
Liabilities of discontinued operations	1,410	1,771

Total current liabilities	15,087	16,341
Long-term debt, less current installments	101	5,578
Deferred income tax liabilities - non-current	1,641	1,560
Other liabilities - non-current	1,108	1,237

Total liabilities	17,937	24,716

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,586,298 and 35,512,680 shares issued and 30,925,514 and 30,851,896 shares outstanding, respectively	356	355
Additional paid-in-capital	179,810	179,153
Accumulated deficit	(110,676)	(111,363)
Accumulated other comprehensive income	7,801	6,660
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders' equity	76,623	74,137

Total liabilities and stockholders' equity	$94,560	$98,853

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$21,959	$19,115
Cost of product revenues	11,628	9,694

Gross profit	10,331	9,421

Sales and marketing expenses	2,841	2,470
General and administrative expenses	3,756	3,403
Research and development expenses	1,081	844
Restructuring charges	581	—
Amortization of intangible assets	506	442

Total operating expenses	8,765	7,159

Operating income	1,566	2,262

Other income (expense):
Foreign exchange	193	24
Interest expense	(130)	(61)
Interest income	78	56
Other, net	54	(6)

Other income, net	195	13

Income from continuing operations before income taxes	1,761	2,275
Income taxes	544	533

Income from continuing operations	1,217	1,742
Discontinued operations, net of tax	(530)	(1,246)

Net income	$687	$496

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.04	$0.06
Discontinued operations	(0.02)	(0.04)

Basic earnings per common share	$0.02	$0.02

Diluted earnings per common share from continuing operations	$0.04	$0.06
Discontinued operations	(0.02)	(0.04)

Diluted earnings per common share	$0.02	$0.02

Weighted average common shares:
Basic	30,875	30,567

Diluted	31,445	31,394

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$687	$496
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	434	456
Depreciation	198	324
Restructuring charges	839	—
Amortization of catalog costs	49	40
Loss on sale of property, plant and equipment	13	18
Amortization of intangible assets	506	442
Amortization of deferred financing costs	6	6
Deferred income taxes	32	(11)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	2,032	2,096
Increase in inventories	(1,242)	(641)
(Increase) decrease in other receivables and other assets	(493)	53
Decrease in trade accounts payable	(106)	(1,246)
Increase (decrease) in accrued income taxes payable	(463)	831
Decrease in accrued expenses	(1,644)	(1,472)
Increase (decrease) in deferred revenue	(7)	482
Decrease in other liabilities	(129)	(21)

Net cash provided by operating activities	712	1,853

Cash flows from investing activities:
Additions to property, plant and equipment	(316)	(541)
Additions to catalog costs	(372)	—

Net cash used in investing activities	(688)	(541)

Cash flows from financing activities:
Repayments of debt	(5,615)	(1,500)
Net proceeds from issuance of common stock	224	24

Net cash used in financing activities	(5,391)	(1,476)

Effect of exchange rate changes on cash	216	(16)

Decrease in cash and cash equivalents	(5,151)	(180)
Cash and cash equivalents at the beginning of period	18,204	9,751

Cash and cash equivalents at the end of period	$13,053	$9,571

Supplemental disclosures of cash flow information:
Cash paid for interest	$159	$55
Net cash paid for income taxes	$961	$551

Note: The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $12,459 held by continuing operations and $594 held by discontinued operations as of March 31, 2008.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007, as applicable, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

As discussed in Note 3, the Company has decided to divest its Capital Equipment Business segment. Accordingly, the results of operations of this business segment have been reported as discontinued operations.

Reclassifications

Certain other reclassifications to prior year balances have been made to conform to current year presentations.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended, filed with the SEC.

2.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the impact the adoption of FSP 157-2 will have its consolidated financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company is currently evaluating SFAS 160 and the impact that it may have on results of operations or financial position.

3.	Discontinued Operations

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

The loss from discontinued operations, net of tax, was $0.5 million for the three months ended March 31, 2008, compared to a loss of $1.2 million for the same period in 2007. For the three months ended March 31, 2008, the loss from discontinued operations, net of tax includes the operating results of the Company’s Union Biometrica US and German subsidiaries. For the three months ended March 31, 2007, the loss from discontinued operations, net of tax, included the operating results of the Company’s former Genomic Solutions Division, of its former MAIA Scientific subsidiary, and its current Union Biometrica US and German subsidiaries

Operating results from the Capital Equipment Business segment were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Total revenues	$495	$3,781

Pretax loss	(530)	(1,315)
Income tax expense	—	(69)

Net loss	$(530)	$(1,246)

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and liabilities of the Capital Equipment Business segment were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Assets
Cash and cash equivalents	$594	$315
Accounts receivable, net	818	1,863
Inventories	523	405
Other assets	654	555
Long-lived assets	1,130	1,130

Total assets	$3,719	$4,268

Liabilities
Total liabilities	$1,410	$1,771

4.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 31, 2008		December 31, 2007		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$12,654	$(6,403)	$12,389	$(6,009)	6.5 years
Tradename	920	(511)	920	(496)	6.8 years
Distribution agreement/customer relationships	6,416	(2,663)	6,291	(2,460)	7.7 years
Patents	9	(4)	9	(4)	8.1 years

Total amortizable intangible assets	$19,999	$(9,581)	$19,609	$(8,969)

Unamortizable intangible assets:
Goodwill	$28,063		$27,646
Other indefinite lived intangible assets	1,416		1,382

Total goodwill and other indefinite lived intangible assets	$29,479		$29,028

Total intangible assets	$49,478		$48,637

(a)	Weighted average life is as of March 31, 2008.

The change in the carrying amount of goodwill for the three months ended March 31, 2008 is as follows:

(in thousands)
Balance at December 31, 2007	$27,646
Effect of change in foreign currencies	417

Balance at March 31, 2008	$28,063

Intangible asset amortization expense from continuing operations was $0.5 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $2.0 million for the year ending December 31, 2008, $1.7 million for the year ending December 31, 2009, $1.5 million for the years ending December 31, 2010 and 2011 and $1.0 million for the year ending December 31, 2012.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

5.	Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Finished goods	$5,218	$5,472
Work in process	1,821	1,665
Raw materials	9,170	7,846

Total	$16,209	$14,983

6.	Restructuring and Other Exit Costs

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our recent actions have been related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we have made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus subsidiary in Holliston, Massachusetts and initiated the consolidation of the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge, UK.

During the quarter ended March 31, 2008, we recorded charges related to the restructuring of approximately $0.8 million. These charges were comprised of $0.4 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

Restructuring charges are as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$415	$259	$—	$165	$839
Cash payments	(258)	—	—	(41)	(299)
Non-cash charges	—	(259)	—	(118)	(377)

March 31, 2008 accrual balance	$157	$—	$—	$6	$163

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2007	$179	(226)	286	$239
Three months ended March 31, 2008	$239	(16)	32	$255

8.	Comprehensive Income

As of March 31, 2008, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $8.7 million and the underfunded status of the Company’s pension plans, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), of $(0.9) million, net of tax. As of March 31, 2007, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $7.9 million and the underfunded status of the Company’s pension plans of $(1.6) million, net of tax.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

The components of total comprehensive income were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$687	$496
Other comprehensive income	1,141	173

Comprehensive income	$1,828	$669

Other comprehensive income for the three months ended March 31, 2008 and 2007 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$99	$142
Interest cost	228	203
Expected return on plan assets	(242)	(226)
Net amortization loss	16	33

Net periodic benefit cost	$101	$152

For the three months ended March 31, 2008 and 2007, the Company made no contribution to the defined benefit plans. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2008.

10.	Capital Stock

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

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. As of March 31, 2008, no shares have been repurchased by the Company pursuant to this repurchase program.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 245,862 shares were issued as of March 31, 2008. During the three months ended March 31, 2008 and 2007, the Company issued no shares under the Employee Stock Purchase Plan.

The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 was $0.4 million and $0.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of March 31, 2008, there were options to purchase 127,122 shares outstanding under the 1996 Stock Plan. During the three months ended March 31, 2008 and 2007, no shares were issued under the 1996 Stock Plan.

Amended and Restated 2000 Stock Option and Incentive Plan

The Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was originally adopted by the Board of Directors on October 26, 2000, approved by the stockholders on November 29, 2000, and amended by the Board of Directors on April 5, 2006. Such amendment to the 2000 Plan, which included an increase in the number of shares available thereunder by 2,000,000, was approved by the stockholders at the Company’s 2006 Annual Meeting. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 6,867,675 shares of common stock for the issuance of awards under the 2000 Plan. As of March 31, 2008, there were options to purchase 5,475,793 shares outstanding and 644,227 shares available for grant under the 2000 Stock Plan.

As of March 31, 2008 and 2007, incentive stock options to purchase 6,355,484 and 6,209,926 shares and non-qualified stock options to purchase 5,636,061 and 4,524,619 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three months ended March 31, 2008, 120,000 stock options were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2007, no stock options were granted.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended March 31,
	2008	2007
Shares of common stock outstanding	30,925,514	30,570,872

Granted	120,000	—
Canceled / forfeited	(230,836)	(40,062)

Net options granted	(110,836)	(40,062)

Grant accretion (1)	-0.36%	-0.13%

Exercised	73,618	8,464
Exercise dilution (2)	0.24%	0.03%

(1)	The percentage for grant accretion is computed based on net options granted (cancelled/forfeited) as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2008	2007
Basic	30,874,632	30,567,363
Effect of assumed conversion of employee and director stock options	570,565	826,749

Diluted	31,445,197	31,394,112

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,977,418 and 3,146,700 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, as the impact of these shares would be anti-dilutive.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	354,138	4,281,282	$5.29
Approved by shareholders	2,000,000	—	—
Options granted	(1,185,000)	1,185,000	4.36
Options exercised	—	(52,192)	2.47
Options cancelled / forfeited	167,691	(167,691)	5.81

Balance at December 31, 2006	1,336,829	5,246,399	$5.09
Options granted	(1,137,000)	1,137,000	5.41
Options exercised	—	(262,468)	2.33
Options cancelled / forfeited	333,562	(333,562)	5.71

Balance at December 31, 2007	533,391	5,787,369	$5.24
Options granted	(120,000)	120,000	4.60
Options exercised	—	(73,618)	3.04
Options cancelled / forfeited	230,836	(230,836)	6.13

Balance at March 31, 2008	644,227	5,602,915	$5.22

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of March 31, 2008 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at March 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01-3.15	826,033	5.76	$2.69	$1,909	707,283	$2.64	$1,670
$3.15-4.23	856,382	5.67	$3.50	1,286	750,718	$3.46	1,153
$4.23-4.96	1,311,000	8.16	$4.44	740	579,250	$4.43	332
$4.96-7.87	1,462,500	7.3	$6.05		673,500	$6.77	—
$7.87-10.00	1,147,000	5.4	$8.16	—	1,147,000	$8.16	—

$0.01-10.00	5,602,915	6.64	$5.22	$3,935	3,857,751	$5.43	$3,155

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.00 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three months ended March 31, 2008 and 2007, respectively, was approximately $0.1 million and $19,200, respectively. The total number of in-the-money options that were exercisable as of March 31, 2008 was 2,037,251.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007, respectively, was allocated as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cost of sales	$10	$9
Sales and marketing	35	26
General and administrative	384	406
Research and development	1	1
Discontinued operations	4	14

Total stock-based compensation	$434	$456

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three months ended March 31, 2008 and 2007 since the Company has established a valuation allowance against net deferred tax assets.

The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2008 was $2.54 per share, using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2008
Volatility	55.98%
Risk-free interest rate	3.1%
Expected holding period	6.06 years
Dividend yield	0.00%

No stock options were granted by the Company during the three months ended March 31, 2007.

The Company used historical volatility to calculate its expected volatility as of March 31, 2008. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and were based on historical experience.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007, is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 4.52% and 2.94%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

11.	Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.7 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting. Included in corporate costs are $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively, of stock compensation expense related to the adoption of SFAS No. 123(R). See Note 10-Capital Stock.

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business were such that this business had not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, the Company began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. In November 2007, the Company completed the sale of the assets of its Genomic Solutions Division and the stock of its Belgian subsidiary, Maia Scientific, both of which were part of its Capital Equipment Business Segment, to Digilab, Inc. The COPAS flow cytometry product line (held by our Union Biometrica US and German subsidiaries), was not included in this sale, and the Company continues to pursue a sale of this product line in a separate transaction. See Note 3-Discontinued Operations.

12.	Revolving Credit Facility

During 2003, the Company entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, the Company amended the terms of the credit facility. This amendment changed the terms of the Company’s current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on the Company’s debt service leverage ratio. As of March 31, 2008, we had no debt outstanding under our revolving credit facility.

As of March 31, 2008, the Company is in compliance with financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on the Company’s ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. The Company does not believe that these requirements will be a significant constraint on its operations or on the acquisition portion of its growth strategy. As of March 31, 2008, there was no debt outstanding under the credit facility compared to $5.5 million as of December 31, 2007. As of March 31, 2008, the Company was not subject to any borrowing restrictions under the covenants and had available borrowing capacity under its revolving credit facility of $20.0 million.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to successfully integrate acquired businesses or technologies, complete planned consolidations of business functions, expand its product offerings, introduce new products or commercialize new technologies, including our new micro liter spectrophotometer and electrophoresis products, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s planned consolidation of business functions, decreased demand for the Company’s products due to changes in its customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the timing of our customers’ capital equipment purchases and the seasonal nature of purchasing in Europe, our potential misinterpretation of trends of our capital equipment product lines due to the cyclical nature of this market, economic, political and other risks associated with international revenues and operations, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our Asys Hitech subsidiary that are being consolidated, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, the Company’s inability to complete the divestiture of its remaining portion of its Capital Equipment Business segment on attractive terms, the potential loss of business at the Company’s Capital Equipment Business segment relating to the Company’s decision to divest this business, unanticipated costs or expenses related to the divestiture of the Capital Equipment Business segment, completion of the purchase price allocation for Panlab s.l., impact of any impairment of our goodwill or intangible assets, and our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, the amount of earn-out consideration that the Company receives in connection with the recent disposition of a portion of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, , for the fiscal year ended December 31, 2007, as amended. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

In March, 2008, we outlined five major initiatives that we expect will have a positive impact on our performance in 2008. These initiatives include:

•	the launch of a new major Harvard Apparatus catalog during February 2008;

•	the launch of Panlab products into US markets;

•	the signing of a new contract with GE Healthcare and the full launch of our new microliter spectrophotometer;

•	the launch of new 2-D electrophoresis products through our Hoefer subsidiary; and

•	the consolidation of business functions to reduce operating expenses.

During the first quarter of 2008, we made significant progress on these five initiatives. We launched our new major catalog in February, entered into a new distributor contract with GE Healthcare in April, generated healthy sales of our new microliter spectrophotometer, and made significant progress consolidating certain business functions.

Accordingly, we remain committed to our goal of high revenue and profit growth through a combination of organic growth and tuck under acquisitions. While we expect the initiatives discussed above will positively impact our business, the success of these initiatives is subject to a number of factors including the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.

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

As of March 31, 2008, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of March 31, 2008, there was no debt outstanding under the credit facility compared to $5.5 million outstanding as of December 31, 2007. As of March 31, 2008, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $20.0 million.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination or through the sale of our Capital Equipment Business segment.

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

For products primarily priced under $10,000, every one to three years, we typically distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in February 2008, with approximately 900 pages and approximately 60,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 28% and 31%, respectively, of our revenues for the three months ended March 31, 2008 and for the year ended December 31, 2007.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the three months ended March 31, 2008 and for the year ended December 31, 2007, approximately 56% and 59%, respectively, of our revenues were derived from sales to distributors.

For the three months ended March 31, 2008 and for the year ended December 31, 2007, approximately 84% and 87%, respectively, of our revenues were derived from products we manufacture. The remaining 16% and 13%, respectively, of our revenues for the three months ended March 31, 2008 and for the year ended December 31, 2007, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the three months ended March 31, 2008 and for the year ended December 31, 2007, approximately 64% and 58%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales, and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.4 million and $4,000 for the three months ended March 31, 2008 in our continuing operations and discontinued operations, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.4 million and $14,000 for the three months ended March 31, 2007 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Selected Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

	Three Months Ended March 31,
	2008	2007	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$21,959	$19,115	$2,844	14.9%
Cost of product revenues	11,628	9,694	1,934	20.0%
Gross margin percentage	47.0%	49.3%
Sales and marketing expenses	2,841	2,470	371	15.0%
General and administrative expenses	3,756	3,403	353	10.4%
Research and development expenses	1,081	844	237	28.1%

Revenues.

Revenues increased $2.9 million, or 14.9%, to $22.0 million for the three months ended March 31, 2008 compared to $19.1 million for the same period in 2007. The increase in revenue is primarily due to revenues from our recently acquired Panlab subsidiary of $2.4 million, an increase in sales at our Biochrom UK subsidiary of $1.9 million, primarily of our new microliter spectrophotometer, and favorable foreign exchange rate impact on sales denominated in foreign currencies of $0.4 million during the first quarter of 2008. This revenue growth was offset by large one-off orders in the first quarter of 2007, which were not repeated in 2008, including a large tender order for our Anthos plate readers from China of approximately $0.9 million.

Cost of product revenues.

Cost of product revenues increased $1.9 million, or 20.0%, to $11.6 million for the three months ended March 31, 2008 from $9.7 million for the three months ended March 31, 2007. The increase in cost of product revenues is primarily due to increases of $1.5 million attributable to our recently acquired Panlab subsidiary, $0.3 million of inventory write-downs associated with our decision to consolidate our Asys subsidiary into our Biochrom UK subsidiary and $0.2 million attributable to changes in foreign exchange rates. Gross profit as a percentage of revenues decreased to 47.0% for the three months ended March 31, 2008 compared with 49.3% for the same period in 2007. The decrease in gross profit as a percentage of revenues was primarily due to sales from our Panlab subsidiary, which sells at lower gross margins than our historical consolidated gross margins, as a result of Panlab’s mix of distributed products compared to manufactured products and certain inventory write-downs related to our consolidation plan (see “Restructuring” on the following page). The impact of Panlab and the inventory write-downs on gross margin percentage were each 1.2%.

Sales and marketing expense.

Sales and marketing expenses increased $0.3 million, or 15.0%, to $2.8 million for the three months ended March 31, 2008 compared to $2.5 million for the three months ended March 31, 2007. This increase was primarily due to expenses from our recently acquired Panlab subsidiary of $0.2 million and, to a lesser extent, to increases in salary related expenses of $0.1 million and changes in foreign exchange rates of $0.1 million.

General and administrative expense.

General and administrative expenses increased $0.4 million, or 10.4%, to $3.8 million for the three months ended March 31, 2008 compared to $3.4 million for the three months ended March 31, 2007. General and administrative expenses increased $0.2 million due to our recent acquisition of Panlab and $0.1 million due to our implementation of our shareholder rights plan.

Research and development expense.

Research and development expenses were $1.1 million, an increase of $0.3 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007. The increase in research and development expenses was primarily due to costs associated with recently developed products and our recent acquisition of Panlab.

Amortization of intangible assets.

Amortization of intangibles was $0.5 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

Other income, net.

Other income, net, was $0.2 million and $13,000 for the three months ended March 31, 2008 and 2007, respectively. Net interest expense was $52,000 for the three months ended March 31, 2008 compared to net interest expense of $5,000 for the three months ended March 31, 2007. The increase in net interest expense was primarily due to higher average long-term debt balances in the first quarter of 2008 compared to the first quarter of 2007. Other income, net, also included foreign exchange gains of $0.2 million and $24,000 for the three months ended March 31, 2008 and 2007, respectively. These exchange gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.5 million for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rate for continuing operations was 31.0% for the three months ended March 31, 2008, compared with 23.4% for the same period of 2007. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance.

Restructuring

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our recent actions have been related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we have made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus subsidiary in Holliston, Massachusetts and initiated the consolidation of the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities, the majority of which are expected to be recorded in the first half of 2008, are expected to be between approximately $1.6 million and $1.9 million.

During the quarter ended March 31, 2008, we recorded charges relating to the restructuring of approximately $0.8 million. These charges were comprised of $0.4 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

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

In November 2007, the Company completed the sale of the assets of its Genomic Solutions Division and the stock of its Belgian subsidiary, MAIA Scientific, both of which were part of its Capital Equipment Business Segment, to Digilab, Inc. The purchase price paid by Digilab under the terms of the Asset Purchase Agreement consisted of $1,000,000 in cash plus additional consideration in the form of an earn-out based on 20% of the revenue generated by the acquired business as it is conducted by Digilab over a three-year period post-transaction. Any earn-out amounts will be evidenced by interest bearing promissory notes due on November 30, 2012. During the fourth quarter of 2007, we recorded a loss on sale of $3.1 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain.

The loss from discontinued operations, net of tax, was approximately $0.5 million for the three months ended March 31, 2008 compared to a loss of $1.2 million for the same period in 2007. For the three months ended March 31, 2008, the loss from discontinued operations, net of tax, includes the operating results of the Company’s Union Biometrica US and German subsidiaries. For the three months ended March 31, 2007, the loss from discontinued operations, net of tax, included the operating results of the Company’s former Genomic Solutions Division, its former MAIA Scientific subsidiary, and its current Union Biometrica US and German subsidiaries.

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

We ended the first quarter of 2008 with cash and cash equivalents of $13.1 million compared to cash and cash equivalents of $18.2 million at December 31, 2007. As of March 31, 2008, $12.5 million was held by our continuing operations and $0.6 million was held by our discontinued operations. As of March 31, 2008, we had no debt outstanding on our revolving credit facility compared to $5.5 million at December 31, 2007. Additionally, our Panlab subsidiary had $2.3 million in debt remaining at both March 31, 2008 and December 31, 2007.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operations:
Net income	$687	$496
Changes in assets and liabilities	(2,052)	82
Other adjustments to operating cash flows	2,077	1,275

Net cash provided by operating activities	712	1,853
Investing activities:
Other investing activities	(688)	(541)

Net cash used in investing activities	(688)	(541)
Financing activities:
Other financing activities	(5,391)	(1,476)

Net cash used in financing activities	(5,391)	(1,476)
Effect of exchange rate changes on cash	216	(16)

Decrease in cash and cash equivalents	$(5,151)	$(180)

Our operating activities generated cash of $0.7 million for the three months ended March 31, 2008 compared to $1.9 million for the three months ended March 31, 2007. The decrease in cash flows from operations from 2007 compared to 2008 was primarily the result of a build up of inventory to meet increased demand for our products and various new product introductions of approximately $0.6 million, the net change of $1.1 million related to tax payments made in 2008 compared with net tax refunds in 2007 and various prepayments of $0.4 million, partially offset by a decrease in trade payables of $1.1 million.

Our investing activities used cash of $0.7 million in the three months ended March 31, 2008 compared to $0.5 million for the same period in 2007. The caption “Other investing activities” includes purchases of property, plant and equipment and expenditures for our recently printed 900-page Harvard Apparatus catalog. We spent $0.3 million in the three months ended March 31, 2008 on capital expenditures compared to $0.5 million for the three months ended March 31, 2007. During the next twelve months, we expect to spend approximately $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. As of March 31, 2008, we had no debt outstanding on our revolving credit facility compared to $5.5 million at December 31, 2007.

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of March 31, 2008, there was no debt outstanding under the credit facility. As of March 31, 2008, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of March 31, 2008, there was no debt outstanding under the credit facility compared to $5.5 million outstanding as of December 31, 2007. As of March 31, 2008, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $20.0 million.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the three months ended March 31, 2008 and 2007, the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in an increase in revenues of $0.4 million and expenses of $0.3 million (net $0.1 million) during the three months ended March 31, 2008.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. The gain associated with the translation of foreign equity into U.S. dollars was approximately $1.1 million and $0.2 million during the three months ended March 31, 2008 and 2007, respectively. In addition, currency fluctuations resulted in approximately $0.2 million and $24,000 in foreign currency gains during the three months ended March 31, 2008 and 2007, respectively. Under the current terms of our credit facility, we have the ability to borrow in US dollars, Euros, or British pounds sterling. As of March 31, 2008, there was no debt outstanding under the credit facility. In addition, as of March 31, 2008, our recently acquired Panlab subsidiary held notes payable of $2.3 million denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates.

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

Stock-based compensation. We account for share-based payment awards in accordance with the provisions of SFAS No. 123(R), which was adopted as of January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 was $0.4 million and $0.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the year ended December 31, 2005 because we had not adopted the recognition provisions under SFAS No. 123 and there was no such expense under APB Opinion No. 25.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the impact the adoption of FSP 157-2 will have its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company is currently evaluating SFAS 160 and the impact that it may have on results of operations or financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2008, we had no debt outstanding under our revolving credit facility.

Under the current terms of our credit facility, we have the ability to borrow in US dollars, Euros, or British pounds sterling. On March 31, 2008, we had no borrowings on our credit facility. As of March 31, 2008, our recently acquired Panlab subsidiary held notes payable of $2.3 million denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates. A 10% appreciation in quarter-ended March 31, 2008 currency exchange rates related to these Eurocurrency borrowings would have resulted in an increase in the foreign exchange loss of $0.5 million relating to our credit facility borrowings and an increase in the cumulative translation adjustments on our balance sheet of $0.2 million relating to the notes held by our Panlab subsidiary.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, with the exception of the risk factor titled “If GE Healthcare (formerly Amersham Biosciences) terminates its distribution agreements with us, fails to renew them on favorable terms or fails to perform its obligations under the distribution agreements, it could impair the marketing and distribution efforts for some of our products and result in lost revenues.”

We note that on April 10, 2008, Biochrom Limited (“Biochrom”), a wholly owned subsidiary of Harvard Bioscience, Inc., and General Electric Company, acting through its GE Healthcare Bio-Sciences business (“GE Healthcare”), entered into a distribution agreement. Under the terms of the agreement, GE Healthcare will serve as the exclusive, worldwide (except Canada) distributor, marketer and seller of a significant portion of the spectrophotometer and DNA/RNA calculator product lines sold by Biochrom, including the recently launched microliter spectrophotomer to which GE Healthcare has exclusive access to on a worldwide basis including Canada.

The term of the agreement expires December 31, 2012, may be extended by GE Healthcare for additional one-year periods and may be terminated by either party upon one year advance written notice after March 27, 2009. Additionally, upon breach of certain terms of the agreement by either party, the agreement may be terminated with a 60-day notice period.

Item 6.	Exhibits

Exhibit Index
10.1	Harvard Bioscience, Inc. 2008 Corporate Bonus Plan., incorporated by reference to Form 8-K dated April 8, 2008 and filed on April 14, 2008.

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ BRYCE CHICOYNE
Bryce Chicoyne
Chief Financial Officer

Date: May 7, 2008