Form 10-Q
period 2008-06-30
HARVARD BIOSCIENCE INC
filed 2008-08-11
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 7, 2008, there were 31,058,310 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$13,800	$17,889
Accounts receivable, net of allowance for doubtful accounts of $297 and $378, respectively	15,440	14,757
Inventories	16,229	14,983
Other receivables and other assets	3,078	2,414
Assets of discontinued operations—held for sale	643	4,268

Total current assets	49,190	54,311
Property, plant and equipment, net	4,532	4,465
Deferred income tax assets—non-current	346	346
Amortizable intangible assets, net	9,910	10,640
Goodwill and other indefinite lived intangible assets	29,503	29,028
Other assets	281	63

Total assets	$93,762	$98,853

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$2,018	$2,169
Accounts payable	5,262	5,611
Deferred revenue	488	442
Accrued income taxes payable	924	1,091
Accrued expenses	5,104	4,129
Other liabilities—current	85	1,128
Liabilities of discontinued operations	1,140	1,771

Total current liabilities	15,021	16,341

Long-term debt, less current installments	88	5,578
Deferred income tax liabilities—non-current	1,641	1,560
Other liabilities—non-current	1,112	1,237

Total liabilities	17,862	24,716

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,719,294 and 35,512,680 shares issued and 31,058,510 and 30,851,896 shares outstanding, respectively	357	355
Additional paid-in-capital	180,883	179,153
Accumulated deficit	(112,882)	(111,363)
Accumulated other comprehensive income	8,210	6,660
Treasury stock, 4,660,784 common shares, at cost	(668)	(668)

Total stockholders’ equity	75,900	74,137

Total liabilities and stockholders’ equity	$93,762	$98,853

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$23,049	$20,410	$45,008	$39,525
Cost of product revenues	12,286	10,426	23,920	20,120

Gross profit	10,763	9,984	21,088	19,405

Sales and marketing expenses	2,969	2,553	5,810	5,023
General and administrative expenses	3,795	3,544	7,551	6,947
Research and development expenses	1,077	888	2,158	1,732
Restructuring charges	943	—	1,518	—
Amortization of intangible assets	505	444	1,011	886

Total operating expenses	9,289	7,429	18,048	14,588

Operating income	1,474	2,555	3,040	4,817

Other income (expense):
Foreign exchange	(37)	21	156	45
Interest expense	(89)	(107)	(219)	(168)
Interest income	126	84	204	140
Other, net	24	(5)	78	(11)

Other income (expense), net	24	(7)	219	6

Income from continuing operations before income taxes	1,498	2,548	3,259	4,823
Income taxes	445	533	989	1,066

Income from continuing operations	1,053	2,015	2,270	3,757
Discontinued operations, net of tax	(3,259)	(3,781)	(3,789)	(5,027)

Net loss	$(2,206)	$(1,766)	$(1,519)	$(1,270)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.03	$0.07	$0.07	$0.12
Discontinued operations	(0.11)	(0.12)	(0.12)	(0.16)

Basic loss per common share	$(0.07)	$(0.06)	$(0.05)	$(0.04)

Diluted earnings per common share from continuing operations	$0.03	$0.06	$0.07	$0.12
Discontinued operations	(0.10)	(0.12)	(0.12)	(0.16)

Diluted loss per common share	$(0.07)	$(0.06)	$(0.05)	$(0.04)

Weighted average common shares:
Basic	30,971	30,588	30,923	30,578

Diluted	31,608	31,437	31,527	31,416

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,519)	$(1,270)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,005	1,048
Depreciation	654	672
Impairment of assets	2,886	2,860
Restructuring charges	1,171	—
Amortization of catalog costs	127	82
Loss (gain) on sale of property, plant and equipment	13	(12)
Provision for allowance for doubtful accounts	(5)	(199)
Amortization of intangible assets	1,011	886
Amortization of deferred financing costs	11	11
Deferred income taxes	32	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	1,358	2,429
Increase in inventories	(1,397)	(1,917)
(Increase) decrease in other receivables and other assets	(112)	181
Decrease in trade accounts payable	(519)	(1,051)
(Decrease) increase in accrued income taxes payable	(523)	939
Decrease in accrued expenses	(1,879)	(1,166)
(Decrease) increase in deferred revenue	(8)	188
Decrease in other liabilities	(129)	(60)

Net cash provided by operating activities	2,177	3,621

Cash flows from investing activities:
Additions to property, plant and equipment	(906)	(838)
Additions to catalog costs	(442)	(4)

Net cash used in investing activities	(1,348)	(842)

Cash flows from financing activities:
Repayments of debt	(5,812)	(2,800)
Net proceeds from issuance of common stock	727	181

Net cash used in financing activities	(5,085)	(2,619)

Effect of exchange rate changes on cash	257	48

(Decrease) increase in cash and cash equivalents	(3,999)	208
Cash and cash equivalents at the beginning of period	18,204	9,751

Cash and cash equivalents at the end of period	$14,205	$9,959

Supplemental disclosures of cash flow information:
Cash paid for interest	$381	$207
Cash paid for income taxes	$1,629	$1,023
Income tax refunds received	$173	$802

Note: The above statement of cash flows includes both continuing and discontinued operations. Cash and cash equivalents include $13,800 held by continuing operations and $405 held by discontinued operations as of June 30, 2008.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007, as applicable, have been made. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, other U.S. GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of FSP FAS 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Based on the Company’s current operations, the adoption of SFAS No. 162 will not have a material impact on its financial statements.

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

During the quarter ended June 30, 2008, we re-evaluated the fair value less costs to sell the remaining assets that comprise the Capital Equipment Business segment. Based on this evaluation, we recorded additional asset impairment charges of $2.9 million.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

The loss from discontinued operations, net of tax, was $3.3 million and $3.8 million for the three and six months ended June 30, 2008, respectively, compared to a loss of $3.8 million and $5.0 million for the for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2008, the loss from discontinued operations, net of tax, includes the operating results of the Company’s Union Biometrica US and German subsidiaries. For the three and six months ended June 30, 2007, the loss from discontinued operations, net of tax, included the operating results of the Company’s former Genomic Solutions Division, its former MAIA Scientific subsidiary and its current Union Biometrica US and German subsidiaries

Operating results from the Capital Equipment Business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Total revenues	$677	$3,602	$1,172	$7,383

Pretax loss	(3,259)	(3,713)	(3,789)	(5,028)
Income tax expense	—	68	—	(1)

Net loss	$(3,259)	$(3,781)	$(3,789)	$(5,027)

Assets and liabilities of the Capital Equipment Business segment were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Assets
Cash and cash equivalents	$405	$315
Accounts receivable, net	—	1,863
Inventories	—	405
Other assets	238	555
Long-lived assets	—	1,130

Total assets	$643	$4,268

Liabilities
Total liabilities	$1,140	$1,771

4.	Goodwill and Other Intangible Assets Intangible assets consist of the following:

	June 30, 2008		December 31, 2007		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$12,664	$(6,701)	$12,389	$(6,009)	6.3 years
Tradename	920	(526)	920	(496)	6.6 years
Distribution agreement/customer relationships	6,411	(2,863)	6,291	(2,460)	7.7 years
Patents	9	(4)	9	(4)	7.8 years

Total amortizable intangible assets	$20,004	$(10,094)	$19,609	$(8,969)

Unamortizable intangible assets:
Goodwill	$28,088		$27,646
Other indefinite lived intangible assets	1,415		1,382

Total goodwill and other indefinite lived intangible assets	$29,503		$29,028

Total intangible assets	$49,507		$48,637

(a)	Weighted average life is as of June 30, 2008.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the carrying amount of goodwill for the six months ended June 30, 2008 is as follows:

(in thousands)
Balance at December 31, 2007	$27,646
Effect of change in foreign currencies	442

Balance at June 30, 2008	$28,088

Intangible asset amortization expense from continuing operations was $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively. Intangible asset amortization expense from continuing operations was $1.0 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $2.0 million for the year ending December 31, 2008, $1.7 million for the year ending December 31, 2009, $1.5 million for the years ending December 31, 2010 and 2011 and $1.2 million for the year ending December 31, 2012.

5.	Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Finished goods	$5,200	$5,472
Work in process	1,801	1,665
Raw materials	9,228	7,846

Total	$16,229	$14,983

6.	Restructuring and Other Exit Costs

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our recent actions have been related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we have made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus subsidiary in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge, UK.

During the three months ended March 31, 2008, we recorded charges related to the restructuring of approximately $0.8 million. These charges were comprised of $0.4 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

We recorded additional restructuring charges of approximately $0.9 million during the quarter ended June 30, 2008. These charges were comprised of $0.5 million in severance payments, $0.3 million in various other costs and $0.1 million in facility closure costs.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Restructuring charges are as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$415	$259	$—	$165	$839
Cash payments	(258)	—	—	(41)	(299)
Non-cash charges	—	(259)	—	(118)	(377)

March 31, 2008 accrual balance	$157	$—	$—	$6	$163
Restructuring charges	544	(6)	140	259	937
Cash payments	(122)	—	(3)	(181)	(306)
Non-cash charges	—	6	—	—	6

June 30, 2008 accrual balance	$579	$—	$137	$84	$800

We anticipate the majority of the remaining payments related to the restructuring will occur during 2008.

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A roll forward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2007	$179	(226)	286	$239
Six months ended June 30, 2008	$239	(50)	57	$246

8.	Comprehensive Income

As of June 30, 2008, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $8.7 million and, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), $(0.9) million to reflect the under-funded status of the Company’s pension plans net of tax. As of June 30, 2007, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $8.6 million and $(1.6) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(2,206)	$(1,766)	$(1,519)	$(1,270)
Other comprehensive income	409	640	1,550	813

Comprehensive (loss) income	$(1,797)	$(1,126)	$31	$(457)

Other comprehensive income for the six months ended June 30, 2008 and 2007 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$100	$147	$199	$289
Interest cost	230	211	458	414
Expected return on plan assets	(244)	(236)	(486)	(462)
Net amortization loss	16	35	32	68

Net periodic benefit cost	$102	$157	203	$309

For the three and six months ended June 30, 2008 and 2007, the Company made no contribution to the defined benefit plans. The Company expects to contribute approximately $0.5 million to the defined benefit plans during 2008.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. As of June 30, 2008, no shares have been repurchased by the Company pursuant to this repurchase program.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 255,512 shares were issued as of June 30, 2008. During the three and six months ended June 30, 2008, the Company issued 9,650 shares under the Employee Stock Purchase Plan. During the three and six months ended June 30, 2007, the Company issued 13,542 shares under the Employee Stock Purchase Plan.

The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2008 and 2007 was $0.6 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2008 and 2007 was $1.0 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of June 30, 2008, there were options to purchase 125,658 shares outstanding under the 1996 Stock Plan. During the three and six months ended June 30, 2008 and 2007, no shares were issued under the 1996 Stock Plan.

Amended and Restated 2000 Stock Option and Incentive Plan

The Second Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was amended by the Board of Directors on April 10, 2008. Such amendment to the 2000 Plan, which included an increase in the number of shares available thereunder by 2,500,000, was approved by the stockholders at the Company’s 2008 Annual Meeting. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 9,367,675 shares of common stock for the issuance of awards under the 2000 Plan. As of June 30, 2008, there were options to purchase 5,220,911 shares outstanding and 3,277,227 shares available for grant under the 2000 Plan.

As of June 30, 2008 and 2007, incentive stock options to purchase 6,375,484 and 6,285,484 shares and non-qualified stock options to purchase 5,871,061 and 5,511,061 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three and six months ended June 30, 2008, 255,000 and 375,000 stock options were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three and six months ended June 30, 2007, 1,062,000 stock options were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares of common stock outstanding	31,058,510	30,619,897	31,058,510	30,619,897
Granted	255,000	1,062,000	375,000	1,062,000
Canceled / forfeited	(388,000)	(37,000)	(618,836)	(77,062)

Net options granted	(133,000)	1,025,000	(243,836)	984,938
Grant dilution (accretion) (1)	-0.43%	3.35%	-0.79%	3.22%
Exercised	123,346	35,483	196,964	43,947
Exercise dilution (2)	0.40%	0.12%	0.63%	0.14%

(1)	The percentage for grant dilution (accretion) is computed based on net options granted (cancelled/forfeited) as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic	30,970,539	30,587,802	30,922,850	30,577,639
Effect of assumed conversion of employee and director stock options	637,497	849,437	604,216	838,156

Diluted	31,608,036	31,437,239	31,527,066	31,415,795

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,791,997 and 3,874,707 shares of common stock for the three and six months ended June 30, 2008, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,716,049 and 3,451,801 shares of common stock for the three and six months ended June 30, 2007, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	354,138	4,281,282	$5.29
Approved by shareholders	2,000,000	—	—
Options granted	(1,185,000)	1,185,000	4.36
Options exercised	—	(52,192)	2.47
Options cancelled / forfeited	167,691	(167,691)	5.81

Balance at December 31, 2006	1,336,829	5,246,399	$5.09
Options granted	(1,137,000)	1,137,000	5.41
Options exercised	—	(262,468)	2.33
Options cancelled / forfeited	333,562	(333,562)	5.71

Balance at December 31, 2007	533,391	5,787,369	$5.24
Approved by shareholders	2,500,000	—	—
Options granted	(375,000)	375,000	4.82
Options exercised	—	(196,964)	3.51
Options cancelled / forfeited	618,836	(618,836)	5.38

Balance at June 30, 2008	3,277,227	5,346,569	$5.26

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2008 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at June 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01-3.15	769,319	5.45	$2.67	$1,523	673,069	$2.63	$1,360
$3.15-4.23	822,750	5.33	$3.51	938	752,003	$3.48	880
$4.23-4.63	1,036,000	8.02	$4.38	280	433,000	$4.34	134
$4.63-6.47	1,106,500	9.03	$5.34	—	221,419	$5.49	—
$6.47-10.00	1,612,000	4.67	$7.89	—	1,612,000	$7.89	—

$0.01-10.00	5,346,569	6.44	$5.26	$2,741	3,691,491	$5.47	$2,374

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.65 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three months ended June 30, 2008 and 2007, respectively, was approximately $0.1 million and $0.08 million, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2008 and 2007, respectively, was approximately $0.2 million and $0.1 million, respectively. The total number of in-the-money options that were exercisable as of June 30, 2008 was 1,858,072.

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the three and six months ended June 30, 2008 and 2007, respectively, was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of sales	$11	$11	$21	$20
Sales and marketing	26	30	61	56
General and administrative	533	533	917	939
Research and development	—	2	1	3
Discontinued operations	1	16	5	30

Total stock-based compensation	$571	$592	$1,005	$1,048

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three and six months ended June 30, 2008 and 2007 since the Company has established a valuation allowance against net deferred tax assets.

The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2008 was $2.65 per share and $2.62 per share, respectively, and the weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2007 was $3.68 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2008	2007
Volatility	55.36%	70.56%
Risk-free interest rate	3.25%	4.61%
Expected holding period	5.84 Years	6.25 Years
Dividend yield	0.00%	0.00%

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company used historical volatility to calculate its expected volatility as of June 30, 2008. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and were based on historical experience.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007, is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 6.24% and 2.84%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

11.	Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.6 million and $3.3 million, respectively, and $1.5 million and $2.8 million for the three and six months ended June 30, 2008 and 2007, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting. Included in corporate costs are $0.4 million and $0.9 million for the three and six months ended June 30, 2008, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2007, respectively, of stock compensation expense related to the adoption of SFAS No. 123(R). See Note 10-Capital Stock.

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

During 2003, the Company entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, the Company amended the terms of the credit facility. This amendment changed the terms of the Company’s current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on the Company’s debt service leverage ratio. As of June 30, 2008, we had no debt outstanding under our revolving credit facility.

As of June 30, 2008, the Company is in compliance with financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on the Company’s ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. The Company does not believe that these requirements will be a significant constraint on its operations or on the acquisition portion of its growth strategy. As of June 30, 2008, there was no debt outstanding under the credit facility compared to $5.5 million as of December 31, 2007. As of June 30, 2008, the Company was not subject to any borrowing restrictions under the covenants and had available borrowing capacity under its revolving credit facility of $20.0 million.

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

In connection with the Company’s acquisition of Panlab, the Company assumed several working capital lines of credit totaling $2.3 million. As of June 30, 2008, Panlab held notes payable of $2.1 million denominated in Euros. The payment terms of the lines of credit are generally one year; however, the lines have historically renewed annually. The interest rates, which include bank commissions and other fees, range between 5.5% and 8.0%. There are no material financial covenants associated with these lines of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to successfully integrate acquired businesses or technologies, complete planned consolidations of business functions, expand its product offerings, introduce new products or commercialize new technologies, including our new micro liter spectrophotometer and electrophoresis products, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s planned consolidation of business functions, decreased demand for the Company’s products due to changes in its customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the timing of our customers’ capital equipment purchases and the seasonal nature of purchasing in Europe, our potential misinterpretation of trends of our capital equipment product lines due to the cyclical nature of this market, economic, political and other risks associated with international revenues and operations, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our Asys Hitech subsidiary that are being consolidated, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, the Company’s inability to complete the divestiture of its remaining portion of its Capital Equipment Business segment on attractive terms, the potential loss of business at the Company’s Capital Equipment Business segment relating to the Company’s decision to divest this business, unanticipated costs or expenses related to the divestiture of the Capital Equipment Business segment, completion of the purchase price allocation for Panlab s.l., impact of any impairment of our goodwill or intangible assets, and our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, the amount of earn-out consideration that the Company receives in connection with the recent disposition of a portion of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, as amended. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

In March 2008, we outlined five major initiatives that we expect will have a positive impact on our performance in 2008. These initiatives include:

•	the launch of a new major Harvard Apparatus catalog during February 2008;

•	the launch of Panlab products into US markets;

•	the signing of a new contract with GE Healthcare and the full launch of our new microliter spectrophotometer;

•	the launch of new 2-D electrophoresis products through our Hoefer subsidiary; and

•	the consolidation of business functions to reduce operating expenses.

During the first half of 2008, we made significant progress on most of these five initiatives. We launched our new major catalog in February with a second mailing tranche in April. We entered into a new distributor contract with GE Healthcare in April, which led to healthy sales of our new microliter spectrophotometer. We made significant progress consolidating certain business functions; in particular, we consolidated the marketing and administrative functions of Hoefer into the Harvard Apparatus business and consolidated the complete operations of Asys into our Biochrom business. While we did launch the new Hoefer 2-D electrophoresis products in the second quarter, the uptake of this product has been slower than expected.

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

As of June 30, 2008, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of June 30, 2008, there was no debt outstanding under the credit facility compared to $5.5 million outstanding as of December 31, 2007. As of June 30, 2008, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $20.0 million.

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

For products primarily priced under $10,000, every one to three years, we typically distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in February 2008, with approximately 900 pages and approximately 60,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 29% and 31%, respectively, of our revenues for the six months ended June 30, 2008 and for the year ended December 31, 2007.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the six months ended June 30, 2008 and for the year ended December 31, 2007, approximately 53% and 59%, respectively, of our revenues were derived from sales to distributors.

For the six months ended June 30, 2008 and for the year ended December 31, 2007, approximately 85% and 87%, respectively, of our revenues were derived from products we manufacture. The remaining 15% and 13%, respectively, of our revenues for the six months ended June 30, 2008 and for the year ended December 31, 2007, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the six months ended June 30, 2008 and for the year ended December 31, 2007, approximately 62% and 58%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales, and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

General and administrative expenses. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human relations functions. Other costs include professional fees for legal and accounting services, restructuring charges, facility costs, investor relations, insurance and provision for doubtful accounts.

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

Stock compensation expenses. On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.6 million and $1,000 for the three months ended June 30, 2008 in our continuing operations and discontinued operations, respectively, and $1.0 million and $5,000 for the six months ended June 30, 2008 in our continuing operations and discontinued operations, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.6 million and $16,000 for the three months ended June 30, 2007 in our continuing operations and discontinued operations, respectively, and $1.0 million and $30,000 for the six months ended June 30, 2007 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Selected Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

	Three Months Ended June 30,
	2008	2007	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$23,049	$20,410	$2,639	12.9%
Cost of product revenues	12,286	10,426	1,860	17.8%
Gross margin percentage	46.7%	48.9%
Sales and marketing expenses	2,969	2,553	416	16.3%
General and administrative expenses	3,795	3,544	251	7.1%
Research and development expenses	1,077	888	189	21.3%

Revenues.

Revenues increased $2.6 million, or 12.9%, to $23.0 million for the three months ended June 30, 2008 compared to $20.4 million for the same period in 2007. The increase in revenue is primarily due to revenues from our recently acquired Panlab subsidiary of $2.8 million, an increase in sales at our Biochrom UK subsidiary of $0.5 million, primarily of our new microliter spectrophotometer, and favorable foreign exchange rate impact on sales denominated in foreign currencies of $0.3 million during the second quarter of 2008. This revenue growth was offset by a decrease of $0.4 million in revenue of our electrophoresis products to GE Healthcare and a decrease of $0.4 million in our Asys plate reader business compared to a particularly strong second quarter in 2007.

Cost of product revenues.

Cost of product revenues increased $1.9 million, or 17.8%, to $12.3 million for the three months ended June 30, 2008 from $10.4 million for the three months ended June 30, 2007. The increase in cost of product revenues is primarily due to increases of $1.8 million attributable to our recently acquired Panlab subsidiary and $0.2 million attributable to changes in foreign exchange rates. Gross profit as a percentage of revenues decreased to 46.7% for the three months ended June 30, 2008 compared with 48.9% for the same period in 2007. The decrease in gross profit as a percentage of revenues was primarily due to sales from our Panlab subsidiary, which sells at lower gross margins than our historical consolidated gross margins, as a result of Panlab’s mix of distributed products compared to manufactured products. The impact of Panlab on gross margin percentage was 1.6%.

Sales and marketing expense.

Sales and marketing expenses increased $0.4 million, or 16.3%, to $3.0 million for the three months ended June 30, 2008 compared to $2.6 million for the three months ended June 30, 2007. This increase was primarily due to expenses from our recently acquired Panlab subsidiary of $0.3 million and changes in foreign exchange rates of $0.1 million.

General and administrative expense.

General and administrative expenses increased $0.3 million, or 7.1%, to $3.8 million for the three months ended June 30, 2008 compared to $3.5 million for the three months ended June 30, 2007. General and administrative expenses increased $0.2 million due to our recent acquisition of Panlab.

Research and development expense.

Research and development expenses were $1.1 million, an increase of $0.2 million, or 21.3%, for the three months ended June 30, 2008 compared to $0.9 million for the three months ended June 30, 2007. The increase in research and development expenses was primarily due to our recent acquisition of Panlab.

Amortization of intangible assets.

Amortization of intangibles was $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively.

Other income (expense), net.

Other income (expense), net, was $24,000 income for the three months ended June 30, 2008 and $7,000 expense for the three months ended June 30, 2007. Net interest income was $37,000 for the three months ended June 30, 2008 compared to net interest expense of $23,000 for the three months ended June 30, 2007. The shift between interest income from interest expense was due to lower average long-term debt balances in the second quarter of 2008 compared to the second quarter of 2007. Other income (expense), net, also included foreign exchange losses $37,000 for the three months ended June 30, 2008 compared to foreign exchange gains of $21,000 for the same period in 2007. These exchange losses and gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.4 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively. The effective income tax rate for continuing operations was 29.7% for the three months ended June 30, 2008, compared with 20.9% for the same period of 2007. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance and a benefit recorded in the second quarter of 2007 due to a change in German tax law.

Restructuring

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our recent actions have been related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we have made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus subsidiary in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities recorded in the first half of 2008, are $1.8 million.

During the quarter ended March 31, 2008, we recorded charges relating to the restructuring of approximately $0.8 million. These charges were comprised of $0.4 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

During the quarter ended June 30, 2008, we recorded charges relating to the restructuring of approximately $0.9 million. These charges were comprised of $0.5 million in severance payments, $0.3 million in various other costs and. $0.1 million in facility closure costs.

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

During the quarter ended June 30, 2008, we re-evaluated the fair value less costs to sell the remaining assets that comprise the Capital Equipment Business segment. Based on this evaluation, we recorded additional asset impairment charges of $2.9 million.

The loss from discontinued operations, net of tax, was approximately $3.3 million for the three months ended June 30, 2008 compared to a loss of $3.8 million for the same period in 2007. For the three months ended June 30, 2008, the loss from discontinued operations, net of tax, includes the operating results of the Company’s Union Biometrica US and German subsidiaries. For the three months ended June 30, 2007, the loss from discontinued operations, net of tax, included the operating results of the Company’s former Genomic Solutions Division, its former MAIA Scientific subsidiary, and its current Union Biometrica US and German subsidiaries.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

	Six Months Ended June 30,
	2008	2007	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$45,008	$39,525	$5,483	13.9%
Cost of product revenues	23,920	20,120	3,800	18.9%
Gross margin percentage	46.9%	49.1%
Sales and marketing expenses	5,810	5,023	787	15.7%
General and administrative expenses	7,551	6,947	604	8.7%
Research and development expenses	2,158	1,732	426	24.6%

Revenues.

Revenues increased $5.5 million, or 13.9%, to $45.0 million for the six months ended June 30, 2008 compared to $39.5 million for the same period in 2007. The increase in revenue is primarily due to revenues from our recently acquired Panlab subsidiary of $5.2 million, an increase in sales at our Biochrom UK subsidiary of $2.4 million, primarily of our new microliter spectrophotometer, and favorable foreign exchange rate impact on sales denominated in foreign currencies of $0.7 million during the first half of 2008. This revenue growth was offset by large one-off orders in the first half of 2007, which were not repeated in 2008, including a large tender order for our Anthos plate readers from China of approximately $0.9 million and a decrease of approximately $0.6 million in revenues of our electrophoresis products to GE Healthcare.

Cost of product revenues.

Cost of product revenues increased $3.8 million, or 18.9%, to $23.9 million for the six months ended June 30, 2008 from $20.1 million for the six months ended June 30, 2007. The increase in cost of product revenues is primarily due to increases of $3.4 million attributable to our recently acquired Panlab subsidiary, $0.3 million of inventory write-downs associated with our decision to consolidate our Asys subsidiary into our Biochrom UK subsidiary and $0.4 million attributable to changes in foreign exchange rates. Gross profit as a percentage of revenues decreased to 46.9% for the six months ended June 30, 2008 compared with 49.1% for the same period in 2007. The decrease in gross profit as a percentage of revenues was primarily due to sales from our Panlab subsidiary, which sells at lower gross margins than our historical consolidated gross margins, as a result of Panlab’s mix of distributed products compared to manufactured products and certain inventory write-downs related to our consolidation plan (see “Restructuring” on the following page). The impact of Panlab and the inventory write-downs on gross margin percentage was 2.1%.

Sales and marketing expense.

Sales and marketing expenses increased $0.8 million, or 15.7%, to $5.8 million for the six months ended June 30, 2008 compared to $5.0 million for the six months ended June 30, 2007. This increase was primarily due to expenses from our recently acquired Panlab subsidiary of $0.5 million and, to a lesser extent, to increases in salary related expenses of $0.1 million and changes in foreign exchange rates of $0.2 million.

General and administrative expense.

General and administrative expenses increased $0.6 million, or 8.7%, to $7.6 million for the six months ended June 30, 2008 compared to $6.9 million for the six months ended June 30, 2007. General and administrative expenses increased $0.4 million due to expenses from our recent acquisition of Panlab and $0.1 million due to our implementation of our shareholder rights plan.

Research and development expense.

Research and development expenses were $2.2 million, an increase of $0.4 million for the six months ended June 30, 2008 compared to $1.7 million for the six months ended June 30, 2007. The increase in research and development expenses was primarily due to expenses from our recent acquisition of Panlab of $0.3 million.

Amortization of intangible assets.

Amortization of intangibles was $1.0 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.

Other income, net.

Other income, net, was $0.2 million and $6,000 for the six months ended June 30, 2008 and 2007, respectively. Net interest expense was $15,000 for the six months ended June 30, 2008 compared to net interest expense of $28,000 for the six months ended June 30, 2007. The decrease in net interest expense was primarily due to lower average long-term debt balances in the first half of 2008 compared to the first half of 2007. Other income, net, also included foreign exchange gains of $0.2 million and $45,000 for the six months ended June 30, 2008 and 2007, respectively. These exchange gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $1.0 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively. The effective income tax rate for continuing operations was 30.3% for the six months ended June 30, 2008, compared with 22.1% for the same period of 2007. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance and a benefit recorded in the second quarter of 2007 due to a change in German tax law.

Restructuring

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our recent actions have been related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we have made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus subsidiary in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities recorded in the first half of 2008 are and $1.8 million.

During the quarter ended March 31, 2008, we recorded charges relating to the restructuring of approximately $0.8 million. These charges were comprised of $0.4 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

During the quarter ended June 30, 2008, we recorded charges relating to the restructuring of approximately $0.9 million. These charges were comprised of $0.5 million in severance payments, $0.3 million in various other costs and $0.1 million in facility closure costs.

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

During the six months ended June 30, 2008, we re-evaluated the fair value less costs to sell the remaining assets that comprise the Capital Equipment Business segment. Based on this evaluation, we recorded additional asset impairment charges of $2.9 million.

The loss from discontinued operations, net of tax, was approximately $3.8 million for the six months ended June 30, 2008 compared to a loss of $5.0 million for the same period in 2007. For the six months ended June 30, 2008, the loss from discontinued operations, net of tax, includes the operating results of the Company’s Union Biometrica US and German subsidiaries. For the six months ended June 30, 2007, the loss from discontinued operations, net of tax, included the operating results of the Company’s former Genomic Solutions Division, its former MAIA Scientific subsidiary, and its current Union Biometrica US and German subsidiaries.

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

We ended the second quarter of 2008 with cash and cash equivalents of $14.2 million compared to cash and cash equivalents of $18.2 million at December 31, 2007. As of June 30, 2008, $13.8 million was held by our continuing operations and $0.4 million was held by our discontinued operations. As of June 30, 2008, we had no debt outstanding on our revolving credit facility compared to $5.5 million at December 31, 2007. Additionally, our Panlab subsidiary had $2.1 million in debt remaining at June 30, 2008 compared to $2.3 million in debt remaining at December 31, 2007.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operations:
Net income (loss)	$(1,519)	$(1,270)
Changes in assets and liabilities	(3,119)	(384)
Other adjustments to operating cash flows	6,815	5,275

Net cash provided by operating activities	2,177	3,621

Investing activities:
Other investing activities	(1,348)	(842)

Net cash used in investing activities	(1,348)	(842)

Financing activities:
Other financing activities	(5,085)	(2,619)

Net cash used in financing activities	(5,085)	(2,619)

Effect of exchange rate changes on cash	257	48

Increase (decrease) in cash and cash equivalents	$(3,999)	$208

Our operating activities generated cash of $2.2 million for the six months ended June 30, 2008 compared to $3.6 million for the six months ended June 30, 2007. The decrease in cash flows from operations was primarily due to a $0.6 million decrease in income tax refunds and a $0.6 million increase in income taxes paid.

Our investing activities used cash of $1.3 million in the six months ended June 30, 2008 compared to $0.8 million for the same period in 2007. The caption “Other investing activities” includes purchases of property, plant and equipment and expenditures for our recently printed 900-page Harvard Apparatus catalog. Catalog costs related to the new Harvard Apparatus catalog were $0.4 million for the six months ended June 30, 2008 compared to $4,000 for the six months ended June 30, 2007. We spent $0.9 million on capital expenditures in the six months ended June 30, 2008 compared to $0.8 million for the three months ended June 30, 2007. During the next twelve months, we expect to spend approximately $2.0 million on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. As of June 30, 2008, we had no debt outstanding on our revolving credit facility compared to $5.5 million at December 31, 2007.

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of June 30, 2008, there was no debt outstanding under the credit facility. As of June 30, 2008, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of June 30, 2008, there was no debt outstanding under the credit facility compared to $5.5 million outstanding as of December 31, 2007. As of June 30, 2008, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $20.0 million.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the United Kingdom pound sterling and the Euro. During the six months ended June 30, 2008 and 2007, the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in an increase in revenues of $0.7 million and expenses of $0.9 million (net unfavorable $0.2 million) during the six months ended June 30, 2008.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. The gain associated with the translation of foreign equity into U.S. dollars was approximately $1.5 million and $0.8 million during the six months ended June 30, 2008 and 2007, respectively. In addition, currency fluctuations resulted in approximately $0.2 million and $45,000 in foreign currency gains during the six months ended June 30, 2008 and 2007, respectively. Under the current terms of our credit facility, we have the ability to borrow in US dollars, Euros or British pounds sterling. As of June 30, 2008, there was no debt outstanding under the credit facility. In addition, as of June 30, 2008, our recently acquired Panlab subsidiary held notes payable of $2.1 million denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates.

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

During the quarter ended June 30, 2008, we re-evaluated the fair value less costs to sell the remaining assets that comprise the Capital Equipment Business segment. Based on this evaluation, we recorded additional asset impairment charges of $2.9 million.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2008 and 2007 was $0.6 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2008 and 2007 was $1.0 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the year ended December 31, 2005 because we had not adopted the recognition provisions under SFAS No. 123 and there was no such expense under APB Opinion No. 25.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, other U.S. GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of FSP FAS 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Based on the Company’s current operations, the adoption of SFAS No. 162 will not have a material impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We manufacture and test the majority of products in research centers in the United States, the United Kingdom, Germany and Spain. We sell our products globally through our direct catalog sales, direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2008, we had no debt outstanding under our revolving credit facility.

Under the current terms of our credit facility, we have the ability to borrow in US dollars, Euros, or British pounds sterling. On June 30, 2008, we had no borrowings on our credit facility. As of June 30, 2008, our recently acquired Panlab subsidiary held notes payable of $2.1 million denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates. A 10% appreciation in quarter-ended June 30, 2008 currency exchange rates related to these Eurocurrency borrowings would have resulted in an increase in the cumulative translation adjustments on our balance sheet of $0.2 million relating to the notes held by our Panlab subsidiary.

Item 4.	Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated, with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Principal Accounting Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2008, the Company held its Annual Meeting of Stockholders. At the meeting, the following matters were voted on by our stockholders, either in person or by proxy, and approved by the following votes:

	Shares Voted For	Votes Withheld
Election of two Class II Directors until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified or until their earlier resignation.
David Green	17,985,344	9,473,426
John F. Kennedy	16,998,590	10,460,180

Following the Annual Meeting of Stockholders, the composition of the Board of Directors is as follows:

Class I Directors (to serve until 2010 Annual Meeting)

Robert Dishman

Neil J. Harte

Class II Directors (to serve until 2011 Annual Meeting)

David Green

John F. Kennedy

Class III Directors (to serve until 2009 Annual Meeting)

Chane Graziano

Earl R. Lewis

George Uveges

	Shares Voted For	Shares Voted Against	Abstentions	Broker Non-Votes
Proposal to approve the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan to, among other things, increase the number of shares available for issuance thereunder by 2,500,000.	16,782,848	6,358,508	40,728	4,276,686

Item 6.	Exhibits

Exhibit Index
10.1++	Distribution Agreement, dated April 10, 2008, by and between Biochrom Limited and GE Healthcare Biosciences, Corp.

31.1+	Certification of Principal Accounting Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Accounting Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
++	Filed herewith. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ SUSAN LUSCINSKI
Susan Luscinski
Chief Operating Officer & Principal Accounting Officer

Date: August 11, 2008