Form 10-Q
period 2008-09-30
HARVARD BIOSCIENCE INC
filed 2008-11-07
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-33957

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

As of October 31, 2008, there were 30,737,379 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,658	$17,889
Accounts receivable, net of allowance for doubtful accounts of $252 and $378, respectively	14,104	14,757
Inventories	14,712	14,983
Other receivables and other assets	4,513	2,414
Assets of discontinued operations - held for sale	—	4,268

Total current assets	44,987	54,311

Property, plant and equipment, net	4,167	4,465
Deferred income tax assets - non-current	584	346
Amortizable intangible assets, net	8,781	10,640
Goodwill and other indefinite lived intangible assets	27,637	29,028
Other assets	513	63

Total assets	$86,669	$98,853

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$2,140	$2,169
Accounts payable	3,908	5,611
Deferred revenue	549	442
Accrued income taxes payable	500	1,091
Accrued expenses	4,671	4,129
Other liabilities - current	196	1,128
Liabilities of discontinued operations	—	1,771

Total current liabilities	11,964	16,341

Long-term debt, less current installments	69	5,578
Deferred income tax liabilities - non-current	1,531	1,560
Other liabilities - non-current	923	1,237

Total liabilities	14,487	24,716

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,719,294 and 35,512,680 shares issued and 31,001,759 and 30,851,896 shares outstanding, respectively	357	355
Additional paid-in-capital	181,310	179,153
Accumulated deficit	(111,766)	(111,363)
Accumulated other comprehensive income	3,201	6,660
Treasury stock at cost, 4,717,535 and 4,660,784 common shares, respectively	(920)	(668)

Total stockholders’ equity	72,182	74,137

Total liabilities and stockholders’ equity	$86,669	$98,853

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$19,989	$19,353	$64,997	$58,878
Cost of product revenues	10,555	10,077	34,469	30,197

Gross profit	9,434	9,276	30,528	28,681

Sales and marketing expenses	2,568	2,458	8,378	7,481
General and administrative expenses	3,451	3,501	11,002	10,448
Research and development expenses	1,009	873	3,167	2,605
Restructuring charges	60	—	1,584	—
Amortization of intangible assets	489	444	1,500	1,330

Total operating expenses	7,577	7,276	25,631	21,864

Operating income	1,857	2,000	4,897	6,817

Other income (expense):
Foreign exchange	19	69	175	114
Interest expense	(98)	(46)	(317)	(214)
Interest income	119	64	323	204
Other, net	(79)	(3)	(1)	(14)

Other income (expense), net	(39)	84	180	90

Income from continuing operations before income taxes	1,818	2,084	5,077	6,907
Income taxes	385	566	1,374	1,632

Income from continuing operations	1,433	1,518	3,703	5,275

Discontinued operations
Income (loss) from discontinued operations, net of tax	77	(299)	(826)	(5,326)
Loss on disposition of discontinued operations, net of tax’	(394)	—	(3,280)	—

Total loss from discontinued operations, net of tax	(317)	(299)	(4,106)	(5,326)

Net income (loss)	$1,116	$1,219	$(403)	$(51)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.05	$0.05	$0.12	$0.17
Discontinued operations	$(0.01)	$(0.01)	$(0.13)	$(0.17)

Basic Income (loss) per common share	$0.04	$0.04	$(0.01)	$—

Diluted earnings per common share from continuing operations	$0.05	$0.05	$0.12	$0.17
Discontinued operations	$(0.01)	$(0.01)	$(0.13)	$(0.17)

Diluted Income (loss) per common share	$0.04	$0.04	$(0.01)	$—

Weighted average common shares:
Basic	31,046	30,625	30,964	30,593

Diluted	31,624	31,407	31,560	31,413

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(403)	$(51)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,433	1,742
Depreciation	844	1,076
Impairment of assets	3,280	2,878
Restructuring charges	520	—
Amortization of catalog costs	195	121
Loss on sale of property, plant and equipment	13	148
Provision for allowance for doubtful accounts	3	(285)
Amortization of intangible assets	1,500	1,330
Amortization of deferred financing costs	17	17
Deferred income taxes	25	4
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	1,737	2,232
Increase in inventories	(1,098)	(2,397)
(Increase) decrease in other receivables and other assets	(1,743)	267
Decrease in trade accounts payable	(1,718)	(1,197)
(Decrease) increase in accrued income taxes payable	(1,274)	853
Decrease in accrued expenses	(1,740)	(531)
(Decrease) increase in deferred revenue	(12)	278
Decrease in other liabilities	(207)	(88)

Net cash provided by operating activities	1,372	6,397

Cash flows from investing activities:
Additions to property, plant and equipment	(1,003)	(1,233)
Additions to catalog costs	(430)	(14)
Disposition of discontinued operations	(752)	—

Net cash used in investing activities	(2,185)	(1,247)

Cash flows from financing activities:
Proceeds from long-term debt	150	6,807
Repayments of debt	(5,618)	(7,000)
Purchases of treasury stock	(252)	—
Net proceeds from issuance of common stock	727	231

Net cash (used in) provided by financing activities	(4,993)	38

Effect of exchange rate changes on cash	(740)	124

(Decrease) increase in cash and cash equivalents	(6,546)	5,312
Cash and cash equivalents at the beginning of period	18,204	9,751

Cash and cash equivalents at the end of period	$11,658	$15,063

Supplemental disclosures of cash flow information:
Cash paid for interest	$682	$212
Cash paid for income taxes	$2,334	$1,706
Income tax refunds received	$173	$802

Note: The above statement of cash flows includes both continuing and discontinued operations. On September 30, 2008, the Company sold the remaining portion of its Capital Equipment Business segment.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively the “Company”) as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

As discussed in Note 3, the Company decided to divest and has divested its Capital Equipment Business segment. Accordingly, the results of operations of this business segment have been reported as discontinued operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is in the process of evaluating the impact the adoption of SFAS No. 141(R) will have on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company is currently evaluating SFAS 160 and the impact that it may have on its consolidated results of operations or financial position.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements. FSP FAS 157-3 is effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2007, the Company completed the sale of the assets of its Genomic Solutions Division and the stock of its Belgian subsidiary, MAIA Scientific, both of which were part of its Capital Equipment Business Segment, to Digilab, Inc. The purchase price paid by Digilab under the terms of the Asset Purchase Agreement consisted of $1,000,000 in cash plus additional consideration in the form of an earn-out based on 20% of the revenue generated by the acquired business as it is conducted by Digilab over a three-year post-transaction period. Any earn-out amounts will be evidenced by interest bearing promissory notes due on November 30, 2012.

During the fourth quarter ended December 31, 2007, the Company recorded a loss on sale of $3.1 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain.

During the quarter ended June 30, 2008, we re-evaluated the fair value less costs to sell the remaining assets that comprise the Capital Equipment Business segment. Based on this evaluation, we recorded additional asset impairment charges of $2.9 million.

On September 30, 2008, the Company completed the sale of assets of its Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of the Company’s Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6,000,000 and (ii) 8% of the revenue generated above $6,000,000 each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During the third quarter ended September 30, 2008, the Company recorded a loss on sale of $0.4 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain.

The income (loss) from discontinued operations, net of tax, was $0.1 million and $(0.8) million for the three and nine months ended September 30, 2008, respectively, compared to a loss of $0.3 million and $5.3 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2008, the loss from discontinued operations, net of tax, includes the operating results of the Company’s Union Biometrica US and German subsidiaries. For the three and nine months ended September 30, 2007, the loss from discontinued operations, net of tax, included the operating results of the Company’s former Genomic Solutions Division, its former MAIA Scientific subsidiary and its Union Biometrica US and German subsidiaries.

Operating results from the Capital Equipment Business segment were as follows:

	Three Months Ended September 30,		NineMonths Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Total revenues	$364	$4,311	$1,536	$11,694

Pretax loss	(78)	(317)	(981)	(5,345)
Income tax benefit	(155)	(18)	(155)	(19)

Income (loss) from discontinued operations, net of tax	77	(299)	(826)	(5,326)
Loss on disposition of discontinued operations, net of tax	(394)	—	(3,280)	—

Total loss from discontinued operations, net of tax	$(317)	$(299)	$(4,106)	$(5,326)

Assets and liabilities of the Capital Equipment Business segment were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Assets
Cash and cash equivalents	$—	$315
Accounts receivable, net	—	1,863
Inventories	—	405
Other assets	—	555
Long-lived assets	—	1,130

Total assets	$—	$4,268

Liabilities
Total liabilities	$—	$1,771

4.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	September 30, 2008		December 31, 2007		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$11,688	$(6,483)	$12,389	$(6,009)	6.1 years
Tradename	920	(542)	920	(496)	6.3 years
Distribution agreement/customer relationships	6,236	(3,043)	6,291	(2,460)	7.5 years
Patents	9	(4)	9	(4)	7.6 years

Total amortizable intangible assets	$18,853	$(10,072)	$19,609	$(8,969)

Unamortizable intangible assets:
Goodwill	$26,270		$27,646
Other indefinite lived intangible assets	1,367		1,382

Total goodwill and other indefinite lived intangible assets	$27,637		$29,028

Total intangible assets	$46,490		$48,637

(a)	Weighted average life is as of September 30, 2008.

The change in the carrying amount of goodwill for the nine months ended September 30, 2008 is as follows:

(in thousands)
Balance at December 31, 2007	$27,646
Effect of change in foreign currencies	(1,376)

Balance at September 30, 2008	$26,270

Intangible asset amortization expense from continuing operations was $0.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. Intangible asset amortization expense from continuing operations was $1.5 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.9 million for the year ending December 31, 2008, $1.6 million for the year ending December 31, 2009, $1.4 million for the years ending December 31, 2010 and 2011 and $1.2 million for the year ending December 31, 2012.

5.	Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Finished goods	$4,652	$5,472
Work in process	954	1,665
Raw materials	9,106	7,846

Total	$14,712	$14,983

6.	Restructuring and Other Exit Costs

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our recent actions have been related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives, we have made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus subsidiary in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge, UK.

During the six months ended June 30, 2008, we recorded restructuring charges of approximately $1.8 million. These charges were comprised of $0.9 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues), $0.1 million in facility closure costs and $0.5 million in various other costs.

During the three months ended September 30, 2008, we recorded additional restructuring charges of approximately $60,000 comprised of $12,000 in severance payments, $16,000 in facility closure costs and $32,000 in various other costs.

Restructuring charges are as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$415	$259	$—	$165	$839
Cash payments	(258)	—	—	(41)	(299)
Non-cash charges	—	(259)	—	(118)	(377)

Restructuring balance, March 31, 2008	$157	$—	$—	$6	$163
Restructuring charges	544	(6)	140	259	937
Cash payments	(122)	—	(3)	(181)	(306)
Non-cash charges	—	6	—	—	6

Restructuring balance, June 30, 2008	$579	$—	$137	$84	$800
Restructuring charges	12	—	16	32	60
Cash payments	(532)	—	(91)	(64)	(687)
Non-cash charges	—	—	—	(6)	(6)
Currency translation	(7)	—	(7)	(5)	(19)

Restructuring balance, September 30, 2008	$52	$—	$55	$41	$148

We anticipate the majority of the remaining payments related to the restructuring will occur during the fourth quarter of 2008.

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A roll forward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2007	$179	(226)	286	$239
Nine months ended September 30, 2008	$239	(97)	81	$223

8.	Comprehensive Income

As of September 30, 2008, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $4.1 million and, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), $(0.9) million to reflect the under-funded status of the Company’s pension plans net of tax. As of September 30, 2007, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $9.4 million and $(1.6) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$1,116	$1,219	$(403)	$(51)
Other comprehensive income (loss)	(5,009)	852	(3,459)	1,665

Comprehensive income (loss)	$(3,893)	$2,071	$(3,862)	$1,614

Other comprehensive income for the nine months ended September 30, 2008 and 2007 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$68	$153	$267	$442
Interest cost	155	218	613	632
Expected return on plan assets	(165)	(260)	(651)	(722)
Net amortization loss	11	36	43	104

Net periodic benefit cost	$69	$147	272	$456

For the three and nine months ended September 30, 2008 and 2007, the Company made no contribution to the defined benefit plans. The Company expects to contribute approximately $0.5 million to the defined benefit plans during the fourth quarter of 2008.

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

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. During the three and nine months ended September 30, 2008, the Company repurchased in the open market 56,751 shares of common stock at an aggregate cost of $0.3 million, including commissions under the stock repurchase program. From October 1, 2008 through October 31, 2008, the Company repurchased approximately 0.3 million shares of its common stock in the open market under the stock repurchase program at an aggregate cost of $0.9 million, including commissions.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 255,512 shares were issued as of September 30, 2008. During the three and nine months ended September 30, 2008, the Company issued no shares and 9,650 shares, respectively, under the Employee Stock Purchase Plan. During the three and nine months ended September 30, 2007, the Company issued no shares and 13,542, respectively, shares under the Employee Stock Purchase Plan.

The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended September 30, 2008 and 2007 was $0.4 million and $0.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2008 and 2007 was $1.4 million and $1.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of September 30, 2008, there were options to purchase 125,658 shares outstanding under the 1996 Stock Plan. During the three and nine months ended September 30, 2008 and 2007, no shares were issued under the 1996 Stock Plan.

Amended and Restated 2000 Stock Option and Incentive Plan

The Second Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was amended by the Board of Directors on April 10, 2008. Such amendment to the 2000 Plan, which included an increase in the number of shares available thereunder by 2,500,000, was approved by the stockholders at the Company’s 2008 Annual Meeting. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. The Company has currently reserved 9,367,675 shares of common stock for the issuance of awards under the 2000 Plan. As of September 30, 2008, there were options to purchase 5,164,661 shares outstanding and 3,333,477 shares available for grant under the 2000 Plan.

As of September 30, 2008 and 2007, incentive stock options to purchase 6,375,484 and 6,285,484 shares and non-qualified stock options to purchase 5,871,061 and 5,536,061 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three and nine months ended September 30, 2008, no stock options and 375,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three and nine months ended September 30, 2007, 25,000 and 1,087,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares of common stock outstanding	31,001,759	30,652,647	31,001,759	30,652,647

Granted	—	25,000	375,000	1,087,000
Canceled / forfeited	(56,250)	(183,250)	(675,086)	(260,312)

Net options granted	(56,250)	(158,250)	(300,086)	826,688

Grant dilution (accretion) (1)	-0.18%	-0.52%	-0.97%	2.70%

Exercised	—	32,750	196,964	76,697
Exercise dilution (2)	0.00%	0.11%	0.64%	0.25%

(1)	The percentage for grant dilution (accretion) is computed based on net options granted (cancelled/forfeited) as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic	31,046,004	30,624,549	30,964,353	30,593,448
Effect of assumed conversion of employee and director stock options	577,890	782,263	595,344	819,320

Diluted	31,623,894	31,406,812	31,559,697	31,412,768

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,122,778 and 3,805,901 shares of common stock for the three and nine months ended September 30, 2008, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 4,115,511 and 3,650,606 shares of common stock for the three and nine months ended September 30, 2007, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	354,138	4,281,282	$5.29
Approved by shareholders	2,000,000	—	—
Options granted	(1,185,000)	1,185,000	4.36
Options exercised	—	(52,192)	2.47
Options cancelled / forfeited	167,691	(167,691)	5.81

Balance at December 31, 2006	1,336,829	5,246,399	$5.09
Options granted	(1,137,000)	1,137,000	5.41
Options exercised	—	(262,468)	2.33
Options cancelled / forfeited	333,562	(333,562)	5.71

Balance at December 31, 2007	533,391	5,787,369	$5.24
Approved by shareholders	2,500,000	—	—
Options granted	(375,000)	375,000	4.82
Options exercised	—	(196,964)	3.51
Options cancelled / forfeited	675,086	(675,086)	5.40

Balance at September 30, 2008	3,333,477	5,290,319	$5.26

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2008 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at September 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01-3.15	759,319	4.82	$2.67	$1,503	669,319	$2.62	$1,359
$3.15-4.23	816,500	5.09	$3.51	931	783,003	$3.50	900
$4.23-4.63	1,026,000	7.50	$4.38	277	479,000	$4.36	139
$4.63-6.47	1,096,500	8.78	$5.34	—	225,169	$5.49	—
$6.47-10.00	1,592,000	3.85	$7.89	—	1,592,000	$7.89	—

$0.01-10.00	5,290,319	5.91	$5.26	$2,711	3,748,491	$5.44	$2,398

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.65 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three months ended September 30, 2008 and 2007, respectively, was approximately $0 and $0.1 million, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2008 and 2007, respectively, was approximately $0.2 million. The total number of in-the-money options that were exercisable as of September 30, 2008 was 1,931,322.

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the three and nine months ended September 30, 2008 and 2007, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Cost of sales	$12	$14	$33	$34
Sales and marketing	(3)	37	58	93
General and administrative	415	623	1,332	1,562
Research and development	—	1	1	4
Discontinued operations	4	19	9	49

Total stock-based compensation	$428	$694	$1,433	$1,742

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three and nine months ended September 30, 2008 and 2007 since the Company has established a valuation allowance against net deferred tax assets.

No options were granted during the three months ended September 30, 2008. The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2008 was $2.62 per share, and the weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2007 was $3.54 per share and $3.68 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three and Nine Months Ended September 30,
	2008	2007
Volatility	55.36%	70.56%
Risk-free interest rate	3.25%	4.62%
Expected holding period	5.84 Years	6.25 Years
Dividend yield	0.00%	0.00%

The Company used historical volatility to calculate its expected volatility as of September 30, 2008. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and were based on historical experience.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007, is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 6.35% and 3.74%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

11.	Segment and Related Information

During the quarter ended June 30, 2005, the Company realigned its lines of business into two business segments, the Apparatus and Instrumentation Business segment and the Capital Equipment Business segment. Corporate costs of $1.4 million and $4.7 million for the three and nine months ended September 30, 2008, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2007, respectively, are all included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting. Included in corporate costs are $0.3 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2007, respectively, of stock compensation expense related to the adoption of SFAS No. 123(R). See Note 10-Capital Stock.

During the quarter ended September 30, 2005, the Company announced plans to divest its Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business were such that this business had not met the Company’s expectations and the decision to focus Company resources on the Apparatus and Instrumentation Business segment. As a result, the Company began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. In November 2007, the Company completed the sale of the assets of its Genomic Solutions Division and the stock of its Belgian subsidiary, Maia Scientific, both of which were part of its Capital Equipment Business segment, to Digilab, Inc. On September 30, 2008, the Company completed the sale of assets of its Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of the Company’s Capital Equipment Business Segment, to UBIO Acquisition Company. See Note 3-Discontinued Operations.

12.	Revolving Credit Facility

During 2003, the Company entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, the Company amended the terms of the credit facility. This amendment changed the terms of the Company’s current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on the Company’s debt service leverage ratio. As of September 30, 2008, we had $0.2 million outstanding under our revolving credit facility.

As of September 30, 2008, the Company is in compliance with financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on the Company’s ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. The Company does not believe that these requirements will be a significant constraint on its operations. As of September 30, 2008, there was $0.2 million outstanding under the credit facility compared to $5.5 million as of December 31, 2007. As of September 30, 2008, the Company was not subject to any borrowing restrictions under the covenants and had available borrowing capacity under its revolving credit facility of $20.0 million.

In connection with the Company’s acquisition of Panlab, the Company assumed several working capital lines of credit totaling $2.3 million. As of September 30, 2008, Panlab’s borrowings under these lines of credit were $2.1 million denominated in Euros. The payment terms of the lines of credit are generally one year; however, the lines have historically renewed annually. The interest rates, which include bank commissions and other fees, range between 5.8% and 9.0%. There are no material financial covenants associated with these lines of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to successfully integrate acquired businesses or technologies, complete planned consolidations of business functions, expand its product offerings, introduce new products or commercialize new technologies, including our new micro liter spectrophotometer and electrophoresis products, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s planned consolidation of business functions, decreased demand for the Company’s products due to changes in its customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the timing of our customers’ capital equipment purchases and the seasonal nature of purchasing in Europe, , economic, political and other risks associated with international revenues and operations, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our Asys Hitech subsidiary that have been consolidated, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, completion of the purchase price allocation for Panlab s.l., impact of any impairment of our goodwill or intangible assets, and our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, the amount of earn-out consideration that the Company receives in connection with the recent dispositions of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, as amended. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

In March 2008, we outlined five major initiatives that we expected to have a positive impact on our performance in 2008. These initiatives included:

•	the launch of a new major Harvard Apparatus catalog during February 2008;

•	the launch of Panlab products into US markets;

•	the signing of a new contract with GE Healthcare and the full launch of our new microliter spectrophotometer;

•	the launch of new 2-D electrophoresis products through our Hoefer subsidiary; and

•	the consolidation of business functions to reduce operating expenses.

Even with the progress we have made with these initiatives, the unprecedented strengthening of the U.S. dollar against the British Pound Sterling and the Euro during the three months ended September 30, 2008 had a negative impact on our revenues and earnings in the three months ended September 30, 2008. Since foreign revenue is approximately 56% of our Company revenue, foreign currency exchange rates will have an even greater negative impact in the future if exchange rates continue at current levels or if the U.S. dollar continues to strengthen.

We have made progress on most of these five initiatives:

•

We launched our new major catalog in February 2008 with a second mailing tranche in April 2008. We have also just launched, in October 2008, a Panlab products only catalog and anticipate launching one more catalog before the end of the year. The addition of Panlab products to the Harvard Apparatus business unit portfolio of products has been well received and we have a healthy backlog of Panlab products particularly in the US. Panlab has historically had a delivery turn around time of 90-120 days from receipt of order, which we are working to reduce to 30 days. This is anticipated to take at least 12-18 months. The importance of a shorter delivery turn around time is magnified due to the increase in demand for Panlab’s manufactured products given their current manufacturing capacity constraints and their increased backlog. We are making investments to lease additional facility space as well as increase headcount.

•

We entered into a new distributor contract with GE Healthcare in April 2008, which led to healthy sales of our new microliter spectrophotometer in the first half of the year, however sales of our other spectrophotometers through GE Healthcare have declined significantly. We are currently working with GE Healthcare to reverse the decline in this business.

•

We made significant progress consolidating certain business functions; in particular, we consolidated the marketing and administrative functions of Hoefer into the Harvard Apparatus business and consolidated the complete operations of Asys into our Biochrom business. While we have reduced expenses at both Hoefer and Asys, at Hoefer the decline in electrophoresis revenue through GE Healthcare is offsetting some of these savings. At Asys, production start up in the UK has been slower than anticipated, resulting in a delay of operational improvements.

•	While we did launch the new Hoefer 2-D electrophoresis products in the second quarter of 2008, the uptake of this product has been slower than expected and we are now actively re-launching them.

Accordingly, we remain committed to our goal of high revenue and profit growth through a combination of organic growth, tuck under acquisitions and operational improvements. While we expect the initiatives discussed above will positively impact our business, the success of these initiatives is subject to a number of factors including the fluctuations in foreign exchange rates, the current economic and financial crisis and their impact on our customers, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.

Generally, management evaluates the financial performance of its operations before the effects of stock compensation expense, before one-off restructuring expense and before the effects of purchase accounting and amortization of intangible assets related to our acquisitions. Our goal is to develop and sell products that improve life science research and as such, we monitor our operating metrics and when appropriate, effect organizational changes to leverage infrastructure and distribution channels. These changes may be effected as a result of various events, including acquisitions, the worldwide economy, general market conditions and personnel changes.

Financing

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. The amended credit facility expires on December 1, 2009. We are working with our existing banks to extend the facility in both credit amount and maturity so adequate financing at appropriate maturities will continue to be available for acquisitions. Over the past several months, the global credit markets have suffered through a liquidity contraction. We believe that the lack of liquidity in the market at large has not had a significant impact on the Company or on our current negotiations with our banks to extend our credit facility, with the exception that we expect the extension will be at prevailing interest rates. Prevailing interest rates currently exceed the rates we pay under the existing credit facility at this time, by an estimated 0.5%. We expect to secure this extended debt financing on a timely basis to avoid being constrained in pursuing our acquisition strategy. See Note 12-Revolving Credit Facility.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination.

From June 30, 2008 to September 30, 2008, the U.S. dollar strengthened by approximately 11% against the British pound and the euro. Approximately 56% of the Company’s business is transacted in British pounds and euros. The U.S. dollar strengthened further since September 30, 2008. If foreign exchange rates continue at current levels or the U.S. dollar continues to strengthen then the Company’s revenues, earnings and cash flows, stated in U.S. dollars, will continue to be negatively affected.

Components of Operating Income from Continuing Operations

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, our direct sales force, our distributors and our website.

For products primarily priced under $10,000, every one to three years, we typically distribute a new, comprehensive catalog initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also intend to distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in February 2008, with approximately 900 pages and approximately 60,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 30% and 31%, respectively, of our revenues for the nine months ended September 30, 2008 and for the year ended December 31, 2007.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the nine months ended September 30, 2008 and for the year ended December 31, 2007, approximately 53% and 59%, respectively, of our revenues were derived from sales to distributors.

For the nine months ended September 30, 2008 and for the year ended December 31, 2007, approximately 85% and 87%, respectively, of our revenues were derived from products we manufacture. The remaining 15% and 13%, respectively, of our revenues for the nine months ended September 30, 2008 and for the year ended December 31, 2007, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the nine months ended September 30, 2008 and for the year ended December 31, 2007, approximately 61% and 58%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during this period consisted of sales to GE Healthcare, the distributor for our spectrophotometers. GE Healthcare distributes these products to customers around the world, including many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales, and distribution sales are primarily the result of a different sales proportion of acquired companies.

Cost of product revenues. Cost of product revenues includes material, labor and manufacturing overhead costs, obsolescence charges, packaging costs, warranty costs, shipping costs, royalties and inventory related to restructuring costs. Our cost of product revenues may vary over time based on the mix of products sold. We sell products that we manufacture and products that we purchase from third parties. The products that we purchase from third parties have higher cost of product revenues because the profit is effectively shared with the original manufacturer. We anticipate that our manufactured products will continue to have a lower cost of product revenues as a percentage of revenues as compared with the cost of non-manufactured products for the foreseeable future. Additionally, our cost of product revenues as a percent of product revenues will vary based on mix of direct to end user sales and distributor sales, mix by product line and mix by geography.

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

General and administrative expenses. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human relations functions. Other costs include professional fees for legal and accounting services, non-inventory related restructuring charges, facility costs, investor relations, insurance and provision for doubtful accounts.

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

Stock compensation expenses. On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.4 million and $4,000 for the three months ended September 30, 2008 in our continuing operations and discontinued operations, respectively, and $1.4 million and $9,000 for the nine months ended September 30, 2008 in our continuing operations and discontinued operations, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.7 million and $19,000 for the three months ended September 30, 2007 in our continuing operations and discontinued operations, respectively, and $1.7 million and $49,000 for the nine months ended September 30, 2007 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Selected Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

	Three Months Ended September 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in thousands, unaudited)
Revenues	$19,989	$19,353	$636	3.3%
Cost of product revenues	10,555	10,077	478	4.7%
Gross margin percentage	47.2%	47.9%
Sales and marketing expenses	2,568	2,458	110	4.5%
General and administrative expenses	3,451	3,501	(50)	-1.4%
Research and development expenses	1,009	873	136	15.6%

Revenues.

Revenues increased $0.6 million, or 3.3%, to $20.0 million for the three months ended September 30, 2008 compared to $19.4 million for the same period in 2007. The increase in revenue was primarily due to $1.6 million of sales at Panlab, our Harvard Apparatus subsidiary acquired in the fourth quarter of 2007. Organic growth at our other Harvard Apparatus businesses was flat year-to-year. Revenues at Biochrom were down $0.4 million year-to-year for the quarter, due primarily to a $0.7 million decrease in business with Biochrom’s largest customer, partially offset by growth across the remainder of our customer base. The effect of a strengthened U.S. dollar decreased the Company’s third quarter revenues by $0.7 million compared with last year.

From June 30, 2008 to September 30, 2008, the U.S. dollar strengthened by approximately 11% against the British pound and the euro. Approximately 56% of the Company’s business is transacted in British pounds and euros. The U.S. dollar strengthened further since September 30, 2008. If foreign exchange rates continue at current levels or the U.S. dollar continues to strengthen then the Company’s revenues, earnings and cash flows, stated in U.S. dollars, will continue to be negatively affected.

Cost of product revenues.

Cost of product revenues increased $0.5 million, or 4.7%, to $10.6 million for the three months ended September 30, 2008 compared with $10.1 million for the three months ended September 30, 2007. The increase in cost of product revenues is primarily due to $1.0 million of product costs at our recently acquired Panlab subsidiary, partially offset by a $0.4 million a decrease attributable to changes in foreign exchange rates. Gross profit as a percentage of revenues decreased to 47.2% for the three months ended September 30, 2008 compared with 47.9% for the same period in 2007. The decrease in gross profit as a percentage of revenues was primarily due to the addition of our Panlab subsidiary, which sells products at lower gross margins than our historical consolidated gross margins, as a result of Panlab’s higher mix of distributed products compared to manufactured products. The impact of Panlab on gross margin percentage was approximately 0.8%.

Sales and marketing expense.

Sales and marketing expenses increased $0.1 million, or 4.5%, to $2.6 million for the three months ended September 30, 2008 compared to $2.5 million for the three months ended September 30, 2007. This increase was primarily due to expenses from our recently acquired Panlab subsidiary of $0.2 million, offset by a decrease from the effects of a strengthened U.S. dollar of $0.1 million.

General and administrative expense.

General and administrative expenses decreased $0.05 million, or 1.4%, to $3.45 million for the three months ended September 30, 2008 compared with $3.5 million for the three months ended September 30, 2007. General and administrative expense increases of $0.2 million due to our acquisition of Panlab were offset by decreases of $0.1 million from foreign exchange rates and $0.2 million from our consolidation of certain activities of our Hoefer and Asys subsidiaries.

Research and development expense.

Research and development expenses were $1.0 million, an increase of $0.1 million, or 15.6%, for the three months ended September 30, 2008 compared to $0.9 million for the three months ended September 30, 2007. The increase in research and development expenses was due to our acquisition of Panlab and increased development efforts at Harvard Apparatus, offset by a reduction from the effects of changes in exchange rates.

Amortization of intangible assets.

Amortization of intangibles was $0.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively.

Other income (expense), net.

Other income (expense), net, was $39,000 expense for the three months ended September 30, 2008 and $0.1 million income for the three months ended September 30, 2007. Net interest income was $21,000 and $18,000 for the three months ended September 30, 2008 and 2007, respectively. Other income (expense), net, also included foreign exchange gains of $19,000 and $69,000 for the three months ended September 30, 2008 and 2007, respectively. These foreign exchange losses and gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.4 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively. The effective income tax rate for continuing operations was 21.2% for the three months ended September 30, 2008, compared with 27.2% for the same period of 2007. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance.

Restructuring

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our recent actions have been related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we have made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus subsidiary in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities recorded in the nine months ended September 30, 2008, are $1.8 million. We intend to continue our restructuring program as part of our overall strategy.

During the three months ended September 30, 2008, we recorded additional restructuring charges of approximately $60,000 comprised of $12,000 in severance payments, $16,000 in facility closure costs and $32,000 in various other costs.

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

On September 30, 2008, the Company completed the sale of assets of its Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of the Company’s Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6,000,000 and (ii) 8% of the revenue generated above $6,000,000 each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During the third quarter ended September 30, 2008, the Company recorded a loss on sale of $0.4 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain.

The income from discontinued operations, net of tax, was $0.1 million for the three months ended September 30, 2008 compared to a loss of $0.3 million the for the three months ended September 30, 2007. For the three months ended September 30, 2008, the income from discontinued operations, net of tax, includes the operating results of the Company’s Union Biometrica US and German subsidiaries. For the three months ended September 30, 2007, the loss from discontinued operations, net of tax, included the operating results of the Company’s former Genomic Solutions Division, its former MAIA Scientific subsidiary and its Union Biometrica US and German subsidiaries.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

	Nine Months Ended September 30,		Dollar Change	% Change
	2008	2007
	(dollars in thousands, unaudited)
Revenues	$64,997	$58,878	$6,119	10.4%
Cost of product revenues	34,469	30,197	4,272	14.1%
Gross margin percentage	47.0%	48.7%
Sales and marketing expenses	8,378	7,481	897	12.0%
General and administrative expenses	11,002	10,448	554	5.3%
Research and development expenses	3,167	2,605	562	21.6%

Revenues.

Revenues increased $6.1 million, or 10.4%, to $65.0 million for the nine months ended September 30, 2008 compared to $58.9 million for the same period in 2007. The increase in revenue was primarily due to revenues from our recently acquired Panlab subsidiary of $6.8 million, an increase in sales at our Biochrom UK subsidiary of $0.1 million, primarily of our new microliter spectrophotometer, and favorable foreign exchange rate impact on sales denominated in foreign currencies of $0.1 million during the first three quarters of 2008. This revenue growth was offset by large one-off orders in 2007, which were not repeated in 2008, including a large tender order for our Anthos plate readers from China of approximately $1.3 million and a decrease of approximately $0.9 million in revenues of our electrophoresis products to GE Healthcare.

Cost of product revenues.

Cost of product revenues increased $4.3 million, or 14.2%, to $34.5 million for the nine months ended September 30, 2008 from $30.2 million for the nine months ended September 30, 2007. The increase in cost of product revenues is primarily due to increases of $4.7 million attributable to our recently acquired Panlab subsidiary and $0.3 million of inventory write-downs associated with our decision to consolidate our Asys subsidiary into our Biochrom UK subsidiary. Gross profit as a percentage of revenues decreased to 47.0% for the nine months ended September 30, 2008 compared with 48.7% for the same period in 2007. The decrease in gross profit as a percentage of revenues was primarily due to sales from our Panlab subsidiary, which sells products at lower gross margins than our historical consolidated gross margins, and to certain inventory write-downs related to our consolidation plan (see Note 6 – Restructuring and Other Related Costs). The impact of Panlab and the inventory write-downs on gross margin percentage was 2.1%.

Sales and marketing expense.

Sales and marketing expenses increased $0.9 million, or 12.0%, to $8.4 million for the nine months ended September 30, 2008 compared to $7.5 million for the nine months ended September 30, 2007. This increase was primarily due to expenses from our recently acquired Panlab subsidiary of $0.8 million and, to a lesser extent, to increases in salary related expenses of $0.1 million and changes in foreign exchange rates of $0.1 million

General and administrative expense.

General and administrative expenses increased $0.6 million, or 5.3%, to $11.0 million for the nine months ended September 30, 2008 compared to $10.4 million for the nine months ended September 30, 2007. General and administrative expenses increased $0.6 million due to expenses at Panlab and $0.1 million due to our implementation of our shareholder rights plan.

Research and development expense.

Research and development expenses were $3.2 million, an increase of $0.6 million for the nine months ended September 30, 2008 compared to $2.6 million for the nine months ended September 30, 2007. The increase in research and development expenses was primarily due to expenses of $0.5 million at Panlab, which was acquired in the fourth quarter of 2007.

Amortization of intangible assets.

Amortization of intangibles was $1.5 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Other income, net.

Other income, net, was $0.2 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively. Net interest income was $6,000 for the nine months ended September 30, 2008 compared to net interest expense of $10,000 for the nine months ended September 30, 2007. Other income, net, also included foreign exchange gains of $0.2 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively. These exchange gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $1.4 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rate for continuing operations was 27.1% for the nine months ended September 30, 2008, compared with 23.6% for the same period of 2007. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance.

Restructuring

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our recent actions have been related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives, we have made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus subsidiary in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge, UK.

During the six months ended June 30, 2008, we recorded restructuring charges of approximately $1.8 million. These charges were comprised of $0.9 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues), and $0.5 million in various other costs and $0.1 million in facility closure costs. We intend to continue our restructuring program as part of our overall strategy.

During the three months ended September 30, 2008, we recorded additional restructuring charges of approximately $60,000 comprised of $12,000 in severance payments, $16,000 in facility closure costs and $32,000 in various other costs.

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

On September 30, 2008, the Company completed the sale of assets of its Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of the Company’s Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6,000,000 and (ii) 8% of the revenue generated above $6,000,000 each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During the third quarter ended September 30, 2008, the Company recorded a loss on sale of $0.4 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain.

The loss from discontinued operations, net of tax, was $0.8 million and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, the loss from discontinued operations, net of tax, includes the operating results of the Company’s Union Biometrica US and German subsidiaries. For the nine months ended September 30, 2007, the loss from discontinued operations, net of tax, included the operating results of the Company’s former Genomic Solutions Division, its former MAIA Scientific subsidiary and its Union Biometrica US and German subsidiaries.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, working capital and capital expenditures.

In our consolidated statements of cash flows, we have elected to combine the cash flows from both continuing and discontinued operations within each category, as allowed by SFAS No. 95, Statement of Cash Flows. Unless specifically noted otherwise, our discussion of our cash flows below refers to combined cash flows from both continuing and discontinued operations.

We ended the third quarter of 2008 with cash and cash equivalents of $11.7 million compared to cash and cash equivalents of $18.2 million at December 31, 2007. As of September 30, 2008, we had $0.2 million outstanding on our revolving credit facility compared to $5.5 million at December 31, 2007. Additionally, our Panlab subsidiary had $2.1 million in debt remaining at September 30, 2008 compared to $2.3 million in debt remaining at December 31, 2007.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operations:
Net loss	$(403)	$(51)
Changes in assets and liabilities	(6,054)	(583)
Other adjustments to operating cash flows	7,829	7,031

Net cash provided by operating activities	1,372	6,397

Investing activities:
Disposition of discontinued operations	(752)	—
Other investing activities	(1,433)	(1,247)

Net cash used in investing activities	(2,185)	(1,247)

Financing activities:
Repayments of debt, net	(5,468)	(193)
Other financing activities	475	231

Net cash (used in) provided by financing activities	(4,993)	38
Effect of exchange rate changes on cash	(740)	124

(Decrease) increase in cash and cash equivalents	$(6,546)	$5,312

Our operating activities generated cash of $1.4 million for the nine months ended September 30, 2008 compared to $6.4 million for the nine months ended September 30, 2007. The decrease in cash flows from operations was primarily due an increase in other receivables of $1.5 million due from Union Biometrica GmbH at September 30, 2008 (received October 3, 2008), a $0.6 million decrease in income tax refunds, a $0.6 million increase in income taxes paid, and $0.5 million decrease in accounts payable primarily at Panlab, which had a high accounts payable balance at year-end as a result of increased revenue in December 2007.

Our investing activities used cash of $2.2 million in the nine months ended September 30, 2008 compared to $1.2 million for the same period in 2007. The caption “Other investing activities” typically includes purchases of property, plant and equipment and expenditures for our recently printed 900-page Harvard Apparatus catalog. Catalog costs related to the new Harvard Apparatus catalog were $0.4 million for the nine months ended September 30, 2008 compared to $14,000 for the nine months ended September 30, 2007. We spent $1.0 million on capital expenditures in the nine months ended September 30, 2008 compared to $1.2 million for the nine months ended September 30, 2007. During the next twelve months, we expect to spend approximately $2.0 million on capital expenditures. During the nine months ended September 30, 2008, other investing activities also includes $0.7 million for cash sold with the disposition of the remaining portion of our Capital Equipment Business segment

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. As of September 30, 2008, we had $0.2 million outstanding on our revolving credit facility compared to $5.5 million at December 31, 2007. During the nine months ended September 30, 2008, financing activities used cash of $5.0 million compared to cash provided of $38,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we used $5.6 million to pay down debt incurred with the acquisition of Panlab in October 2007. In accordance with our stock repurchase program, during the nine months ended September 30, 2008 we repurchased in the open market approximately 57,000 shares of our common stock at a total cost of $0.3 million, including commissions.

Borrowing Arrangements

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of September 30, 2008, there was $0.2 million outstanding under the credit facility. As of September 30, 2008, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of September 30, 2008, there was $0.2 million outstanding under the credit facility compared to $5.5 million outstanding as of December 31, 2007. As of September 30, 2008, we were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $20.0 million.

Our credit facility matures on December 1, 2009. We are working with our existing banks to extend the facility in both credit amount and maturity so adequate financing at appropriate maturities will continue to be available for acquisitions. Over the past several months, the global credit markets have suffered through a liquidity contraction. We believe the lack of liquidity in the market at large has not had a significant impact on the Company or on our current negotiations with our banks to extend our credit facility, with the exception that we expect the extension will be at prevailing interest rates. Prevailing interest rates currently exceed the rates we pay under the existing credit facility at this time, by an estimated 0.5%. We expect to secure this extended debt financing on a timely basis to avoid being constrained in pursuing our acquisition strategy.

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

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the British pound and the euro. During the nine months ended September 30, 2008 and 2007, the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in an increase in revenues of $0.1 million and expenses of $0.1 million during the nine months ended September 30, 2008.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. Currency fluctuations resulted in approximately $0.2 million and $0.1 million in foreign currency gains during the nine months ended September 30, 2008 and 2007, respectively.

Since July 31, 2008, however, the U.S. Dollar appreciated approximately 22% against the British pound and 18% against the euro. Approximately 56% of the Company’s revenues are derived from business transacted in British pounds or euros. If the U.S. dollar remains at current rates or continues to strengthen against the British pound and euro, the Company’s earnings and cash flows, stated in U.S. dollars, will be affected negatively. Additionally, the stronger U.S. dollar has caused our foreign net assets to translate to a lower value, stated in U.S. dollars, which has a negative effect on the Company’s Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. At September 30, 2008, the Company’s Stockholders’ Equity was lower by $3.8 million as compared to the value at December 31, 2007, due the translation of foreign net assets based on a strengthened dollar.

Under the current terms of our credit facility, we have the ability to borrow in US dollars, euros or British pounds sterling. As of September 30, 2008, there was $0.2 million outstanding under the credit facility. In addition, as of September 30, 2008, our Panlab subsidiary held notes payable of $2.1 million denominated in euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates.

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

On September 30, 2008, the Company completed the sale of assets of its Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of the Company’s Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6,000,000 and (ii) 8% of the revenue generated above $6,000,000 each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During the third quarter ended September 30, 2008, the Company recorded a loss on sale of $0.4 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended September 30, 2008 and 2007 was $0.4 million and $0.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2008 and 2007 was $1.4 million and $1.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. There was no stock-based compensation expense related to employee stock options or the employee stock purchase plan during the year ended December 31, 2005 because we had not adopted the recognition provisions under SFAS No. 123 and there was no such expense under APB Opinion No. 25.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is in the process of evaluating the impact the adoption of SFAS No. 141(R) will have on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company is currently evaluating SFAS 160 and the impact that it may have on its consolidated results of operations or financial position.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements. FSP FAS 157-3 is effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We manufacture and test the majority of our products in research centers in the United States, the United Kingdom, Germany and Spain. We sell our products globally through our direct catalog sales, direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2008, we had $0.2 million outstanding under our revolving credit facility, which bears interest at a variable rate equal to the prime rate. At September 30, 2008, the interest rate on this debt was 5.0%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of September 30, 2008 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of September 30, 2008	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$2
Interest rates increase by 2.0%	$3

We are currently negotiating with our banks to extend our revolving credit facility. If we succeed in negotiating an extension, the interest rates of the credit facility may be adjusted to current market interest rates. We estimate that current market interest rates are approximately 0.5% higher than our credit facility’s current interest rates.

Under the current terms of our credit facility, we have the ability to borrow in US Dollars, Euros, or British Pounds Sterling. As of September 30, 2008, our Panlab subsidiary held notes payable of $2.1 million denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates. A 10% appreciation in quarter-ended September 30, 2008 currency exchange rates related to these Eurocurrency borrowings would have resulted in an increase in the cumulative translation adjustments on our balance sheet of $0.2 million relating to the notes held by our Panlab subsidiary.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, with the exception of the risk factors titled:

“If GE Healthcare (formerly Amersham Biosciences) terminates its distribution agreements with us, fails to renew them on favorable terms or fails to perform its obligations under the distribution agreements, it could impair the marketing and distribution efforts for some of our products and result in lost revenues.“

We note that on April 10, 2008, Biochrom Limited (“Biochrom”), a wholly owned subsidiary of Harvard Bioscience, Inc., and General Electric Company, acting through its GE Healthcare Bio-Sciences business (“GE Healthcare”), entered into a distribution agreement. Under the terms of the agreement, GE Healthcare will serve as the exclusive, worldwide (except Canada) distributor, marketer and seller of a significant portion of the spectrophotometer and DNA/RNA calculator product lines sold by Biochrom, including the recently launched microliter spectrophotomer to which GE Healthcare has exclusive worldwide access.

The term of the agreement expires December 31, 2012, may be extended by GE Healthcare for additional one-year periods and may be terminated by either party upon one year advance written notice after March 27, 2009. Additionally, upon breach of certain terms of the agreement by either party, the agreement may be terminated with a 60-day notice period.

“Accounting for goodwill and other intangible assets may have a material adverse effect on us.”

“Our stock price has fluctuated in the past and could experience substantial declines in the future and, as result, management’s attention may be diverted from more productive tasks.”

“If we are unable to complete the divestiture of the remaining portion of our Capital Equipment Business segment on attractive terms, our ability to implement our business strategy and our financial condition and results of operations may be materially adversely affected.”

“Our decision to divest of our Capital Equipment Business may cause potential customers of the remaining portion of this business to be less likely to commit to purchases of capital equipment from this business segment, which may materially adversely affect revenues generated from, and value that we may receive upon the sale of, the remaining portion of our Capital Equipment Business segment.”

“The divestiture of the remaining portion of our Capital Equipment Business segment may disrupt our business or result in costs that could have a material adverse effect on our financial condition and results of operations.”

We note that on September 30, 2008, Harvard Bioscience, Inc. and its subsidiary, Union Biometrica, Inc. executed an Asset Purchase Agreement pursuant to which the Company sold its Union Biometrica division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of the Company’s Capital Equipment Business Segment, to UBIO Acquisition Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchases of common stock during the three months ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2008 - July 31, 2008	200	$4.51	200	$9,999,099
August 1, 2008 - August 31, 2008	9,582	$4.53	9,582	$9,955,693
September 1, 2008 - September 31, 2008	46,969	$4.42	46,969	$9,748,302

Total	56,751	$4.44	56,751

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

During the three and nine months ended September 30, 2008, the Company repurchased in the open market 56,751 shares of common stock at an aggregate cost of $0.3 million, including commissions under the stock repurchase program. From October 1, 2008 through October 31, 2008, the Company repurchased approximately 0.3 million shares of its common stock in the open market under the stock repurchase program at an aggregate cost of $0.9 million, including commissions.

Item 6.	Exhibits

Exhibit Index
31.1+	Certification of Principal Accounting Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Accounting Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: November 7, 2008