Form 10-Q/A
period 2008-06-30
HARVARD BIOSCIENCE INC
filed 2009-02-19
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2008

Explanatory Note

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Harvard Bioscience, Inc. hereby amends its Report on Form 10-Q for the quarterly period ended June 30, 2008, by amending and restating Item 6 in order to restore previously redacted portions of Exhibit 10.1 thereto. Except as set forth in Item 6 below, no other changes are made to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2008.

This Amendment contains the complete text of the original report with the restored information appearing in Item 6 of Part II.

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

Class II Directors (to serve until 2011 Annual Meeting)

David Green

John F. Kennedy

Class III Directors (to serve until 2009 Annual Meeting)

Chane Graziano

Earl R. Lewis

George Uveges

	Shares Voted For	Shares Voted Against	Abstentions	Broker Non-Votes
Proposal to approve the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan to, among other things, increase the number of shares available for issuance thereunder by 2,500,000.	16,782,848	6,358,508	40,728	4,276,686

Item 6.	Exhibits

Exhibit Index
10.1++	Distribution Agreement, dated April 10, 2008, by and between Biochrom Limited and GE Healthcare Biosciences, Corp. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission under Rule 24b-2), as amended

31.1+	Certification of Principal Accounting Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Accounting Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
++	Filed herewith. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer & Principal Accounting Officer

Date: February 19, 2009