Form 10-Q
period 2009-03-31
HARVARD BIOSCIENCE INC
filed 2009-05-07
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2009, there were 29,706,680 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$15,883	$13,698
Accounts receivable, net of allowance for doubtful accounts of $422 and $295, respectively	12,096	15,086
Inventories	11,997	11,901
Deferred income tax assets - current	303	306
Other receivables and other assets	2,847	2,473

Total current assets	43,126	43,464

Property, plant and equipment, net	3,208	3,221
Deferred income tax assets - non-current	238	238
Amortizable intangible assets, net	8,388	8,955
Goodwill and other indefinite lived intangible assets	24,466	24,827
Other assets	480	566

Total assets	$79,906	$81,271

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$963	$1,361
Accounts payable	3,634	4,665
Deferred revenue	584	589
Accrued income taxes payable	713	427
Accrued expenses	4,174	4,006
Other liabilities - current	11	167

Total current liabilities	10,079	11,215
Long-term debt, less current portion	—	59
Deferred income tax liabilities - non-current	1,176	1,216
Other liabilities - non-current	1,970	2,063

Total liabilities	13,225	14,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,787,279 shares issued and 29,801,405 and 30,235,479 shares outstanding, respectively	358	358
Additional paid-in-capital	182,385	182,073
Accumulated deficit	(107,851)	(109,690)
Accumulated other comprehensive income	(3,741)	(2,759)
Treasury stock at cost, 5,985,874 and 5,551,800 common shares, respectively	(4,470)	(3,264)

Total stockholders’ equity	66,681	66,718

Total liabilities and stockholders’ equity	$79,906	$81,271

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues	$19,072	$21,959
Cost of product revenues	9,662	11,628

Gross profit	9,410	10,331

Sales and marketing expenses	2,372	2,841
General and administrative expenses	3,317	3,756
Research and development expenses	999	1,081
Restructuring charges	27	581
Amortization of intangible assets	344	506

Total operating expenses	7,059	8,765

Operating income	2,351	1,566

Other income (expense):
Foreign exchange	76	193
Interest expense	(45)	(130)
Interest income	7	78
Other, net	53	54

Other income, net	91	195

Income from continuing operations before income taxes	2,442	1,761
Income taxes	603	544

Income from continuing operations	1,839	1,217
Loss from discontinued operations, net of tax	—	(530)

Net income	$1,839	$687

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.06	$0.04
Discontinued operations	—	(0.02)

Basic earnings per common share	$0.06	$0.02

Diluted earnings per common share from continuing operations	$0.06	$0.04
Discontinued operations	—	(0.02)

Diluted earnings per common share	$0.06	$0.02

Weighted average common shares:
Basic	30,012	30,875

Diluted	30,120	31,445

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,839	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	312	434
Depreciation	282	198
Restructuring charges	28	539
Amortization of catalog costs	71	49
Loss on sale of property, plant and equipment	—	13
Provision for allowance for doubtful accounts	(14)	14
Amortization of intangible assets	344	506
Amortization of deferred financing costs	6	6
Deferred income taxes	(1)	32
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	2,699	2,018
Increase in inventories	(302)	(1,242)
Increase in other receivables and other assets	(304)	(493)
Decrease in trade accounts payable	(899)	(106)
Increase (decrease) in accrued income taxes payable	194	(463)
Increase (decrease) in accrued expenses	100	(1,344)
Decrease in deferred revenue	(5)	(7)
Decrease in other liabilities	(59)	(129)

Net cash provided by operating activities	4,291	712

Cash flows from investing activities:
Additions to property, plant and equipment	(299)	(316)
Additions to catalog costs	(11)	(372)

Net cash used in investing activities	(310)	(688)

Cash flows from financing activities:
Repayments of debt	(376)	(5,615)
Purchases of treasury stock	(1,206)	—
Net proceeds from issuance of common stock	—	224

Net cash used in financing activities	(1,582)	(5,391)

Effect of exchange rate changes on cash	(214)	216

Increase (decrease) in cash and cash equivalents	2,185	(5,151)
Cash and cash equivalents at the beginning of period	13,698	18,204

Cash and cash equivalents at the end of period	$15,883	$13,053

Supplemental disclosures of cash flow information:
Cash paid for interest	$35	$159
Net cash paid for income taxes	$406	$961

Note: The above statement of cash flows for the three months ended March 31, 2008 includes cash and cash equivalents of $12,459 held by continuing operations and $594 held by discontinued operations.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively “Harvard Bioscience,” the “Company” or “we”) as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 11, 2009.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008, as applicable, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

As discussed in Note 3, the Company decided to divest and has divested its Capital Equipment Business segment. Accordingly, the results of operations of this business segment have been reported as discontinued operations.

Reclassifications

Certain other reclassifications to prior year balances have been made to conform to current year presentations.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009, with the exception of foreign currency translation as noted below.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally their local currency. All assets and liabilities of our foreign subsidiaries are translated at exchange rates in effect at period-end. Income and expenses are translated at rates which approximate those in effect on the transaction dates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in net income. The effects of the exchange rate fluctuations on certain short-term classified debt between the Company and a foreign subsidiary and between subsidiaries are also included in net income.

In order to mitigate the impact of changes in foreign currency exchange rates, during the first quarter of 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

2.	Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect our consolidated results of operations or financial position.

3.	Discontinued Operations

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment were such that this business had not met our expectations and the decision to focus resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005.

In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc. The purchase price paid by Digilab under the terms of the Asset Purchase Agreement consisted of $1,000,000 in cash plus additional consideration in the form of an earn-out based on 20% of the revenue generated by the acquired business as it is conducted by Digilab over a three-year period post-transaction. Any earn-out amounts will be evidenced by interest bearing promissory notes due on November 30, 2012. During 2007, we recorded a loss on this sale of $3.1 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain. The COPAS flow cytometry product line held by our Union Biometrica US and German subsidiaries was not included in this sale.

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

The loss from discontinued operations, net of tax, for the Company’s former Union Biometrica US and German subsidiaries was $0.5 million for the three months ended March 31, 2008.

Operating results from the Capital Equipment Business segment for the three months ended March 31, 2008 were as follows:

Three Months Ended March 31, 2008
(in thousands)
Total revenues	$495

Pretax loss	(530)
Income tax (benefit) expense	—

Loss from discontinued operations, net of tax	$(530)

As a result of the divestiture of the Capital Equipment Business segment, which was completed in September 2008, there were no operating results to report for that segment during the three months ended March 31, 2009.

4.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 31, 2009		December 31, 2008		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$10,556	$(6,354)	$10,780	$(6,224)	5.7 years
Tradename	920	(572)	920	(557)	5.9 years
Distribution agreement/customer relationships	7,149	(3,315)	7,272	(3,240)	10.3 years
Patents	9	(5)	9	(5)	7.1 years

Total amortizable intangible assets	$18,634	$(10,246)	$18,981	$(10,026)

Unamortizable intangible assets:
Goodwill	$23,191		$23,536
Other indefinite lived intangible assets	1,275		1,291

Total goodwill and other indefinite lived intangible assets	$24,466		$24,827

Total intangible assets	$43,100		$43,808

(a)	Weighted average life is as of March 31, 2009.

The change in the carrying amount of goodwill for the three months ended March 31, 2009 is as follows:

(in thousands)
Balance at December 31, 2008	$23,536
Effect of change in foreign currencies	(345)

Balance at March 31, 2009	$23,191

Intangible asset amortization expense from continuing operations was $0.3 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.5 million for the year ending December 31, 2009, $1.3 million for the years ending December 31, 2010 and 2011, $1.1 million for the year ending December 31, 2012 and $0.9 million for the year ending December 31, 2013.

5.	Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Finished goods	$4,166	$3,971
Work in process	712	772
Raw materials	7,119	7,158

Total	$11,997	$11,901

6.	Restructuring and Other Exit Costs

2008 Restructuring Plan

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to improve operating results. Our actions in 2008 were related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives, we made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus business in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to the Company’s Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities recorded in the year ended December 31, 2008 were $1.8 million.

During the quarter ended March 31, 2009, no charges were recorded relating to the 2008 restructuring. During the quarter ended March 31, 2008, we recorded charges relating to the 2008 restructuring of approximately $0.8 million. These charges were comprised of $0.4 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

Activity and liability balances related to these restructuring charges in connection with the 2008 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$971	$250	$150	$441	$1,812
Cash payments	(947)	—	(141)	(285)	(1,373)
Non-cash charges	—	(250)	—	(124)	(374)
Currency translation	(12)	—	(9)	(13)	(34)

Restructuring balance at December 31, 2008	$12	$—	$—	$19	$31
Cash payments	—	—	—	—	—
Non-cash charges	—	—	—	—	—
Currency translation	—	—	—	(1)	(1)

Restructuring balance at March 31, 2009	$12	$—	$—	$18	$30

We anticipate the remaining payments related to the 2008 Restructuring Plan will occur during the second quarter of 2009.

2009 Restructuring Plan

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation and exit its general fabrication business as part of the Company’s ongoing initiative to improve operating results. During the quarter ended March 31, 2009, we recorded charges relating to this plan of approximately $55,000. These charges were comprised of $9,000 in severance payments, $28,000 in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $18,000 in various other costs.

Restructuring charges related to the 2009 Restructuring Plan were as follows:

	Severance and Related	Inventory	Other	Total
	(in thousands)
Restructuring charges	$9	$28	$18	$55
Cash payments	(9)	—	(18)	(27)
Non-cash charges	—	(28)		(28)

Restructuring balance at March 31, 2009	$—	$—	$—	$—

Aggregate restructuring charges relating to the 2009 Restructuring Plan and the 2008 Restructuring Plan were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Restructuring charges	$55	$839

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2008	$239	(93)	40	$186

Three months ended March 31, 2009	$186	(11)	6	$181

8.	Comprehensive Income

As of March 31, 2009, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $(2.3) million and, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), $(1.5) million to reflect the under-funded status of the Company’s pension plans net of tax. As of March 31, 2008, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $8.7 million and, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), $(0.9) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income	$1,839	$687
Other comprehensive income (loss)	(982)	1,141

Comprehensive income	$857	$1,828

Other comprehensive income for the three months ended March 31, 2009 and 2008 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$33	$99
Interest cost	181	228
Expected return on plan assets	(132)	(242)
Net amortization loss	23	16

Net periodic benefit cost	$105	$101

For the three months ended March 31, 2009 and 2008, the Company made no contribution to its defined benefit plans. The Company expects to contribute approximately $0.5 million to its defined benefit plans during 2009.

10.	Capital Stock

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. During the quarter ended March 31, 2009, we repurchased in the open market 434,074 shares of common stock at an aggregate cost of $1.2 million, including commissions under the stock repurchase program. During the quarter ended March 31, 2008, no shares were purchased by the Company pursuant to this program. At March 31, 2009, we had $6.2 million remaining under the stock repurchase program authorization.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008, respectively, was allocated as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cost of sales	$11	$10
Sales and marketing	(4)	35
General and administrative	304	384
Research and development	1	1
Discontinued operations	—	4

Total stock-based compensation	$312	$434

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three months ended March 31, 2009 and 2008 since the Company has established a valuation allowance against net deferred tax assets.

Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2009 and 2008, is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 5.96% and 4.52%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2009	2008
Basic	30,011,732	30,874,632
Effect of assumed conversion of employee and director stock options	108,378	570,565

Diluted	30,120,110	31,445,197

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,615,572 and 3,977,418 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, as the impact of these shares would be anti-dilutive.

11.	Revolving Credit Facility

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of March 31, 2009 and December 31, 2008, we had no borrowings outstanding under our revolving credit facility.

As of March 31, 2009, we are in compliance with all financial covenants contained in the credit facility, which include covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations. As of March 31, 2009, we were not subject to any borrowing restrictions under the covenants and had available borrowing capacity under our revolving credit facility of $20.0 million.

Our credit facility matures on December 1, 2009. We are working with our existing banks to obtain a new facility so adequate financing at appropriate maturities will continue to be available for acquisitions. Over the past several months, the global credit markets have suffered through a liquidity contraction. To date, we believe the lack of liquidity in the market at large has not had a significant impact on us or on our current negotiations with our banks to obtain a new credit facility, with the exception that we believe the new facility will be at prevailing interest rates. Prevailing interest rates currently exceed the rates we pay under the existing credit facility at this time, by an estimated 0.5%. Although we believe we may secure this new debt financing on a timely basis to avoid being constrained in pursuing our acquisition strategy there can be no assurance that, in light of the current market conditions, we will obtain a new facility, and if we do obtain a new facility, that it will be on terms favorable to us.

In connection with our acquisition of Panlab, we assumed several working capital lines of credit totaling $2.3 million. As of March 31, 2009, Panlab’s borrowings under these lines of credit were $1.0 million denominated in Euros. The payment terms of the lines of credit are generally one year; however, the lines have historically renewed annually. The interest rates, which include bank commissions and other fees, range between 5.8% and 9.0%. There are no material financial covenants associated with these lines of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “potential,” “objectives,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to successfully integrate acquired businesses or technologies, complete consolidations of business functions, expand its product offerings, introduce new products or commercialize new technologies, including our new micro liter spectrophotometer and electrophoresis products, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions, decreased demand for the Company’s products due to changes in its customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to extend our credit facility, or obtain a new credit facility, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, and our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 11, 2009. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

For 2009, we outlined our goal to drive organic growth through both new product development and direct marketing in our Annual Report on Form 10-K filed with the SEC. The key elements of this growth plan for 2009 are the following:

•	the launch of Biochrom US, a new subsidiary, to drive growth of the Biochrom spectrophotometer and Asys plate reader products in the US market;

•	the full year impact of Warner and Panlab catalogs mailed at the end of 2008;

•	the continued search engine optimization of our websites;

•	the launch of a new catalog to drive the Hoefer/SciePlas electrophoresis products in the second quarter;

•	the launch of a new product in the second quarter; and

•	the development of new products that will have little impact on 2009 revenue but should position us well for future growth.

During the first quarter of 2009, we saw a mixed revenue picture with some product lines, particularly at the Harvard Apparatus business showing good organic growth but with others, particularly at our Biochrom group showing weakness. Towards the end of the first quarter of 2009, we saw a significant increase in quote activity in the US that, we believe, may lead to orders later in the year as the National Institute of Health (the “NIH”) stimulus funding is disbursed. Outside the NIH funding, we expect overall demand to remain fairly soft.

In the second quarter of 2009, we will continue our strategy of driving organic growth with direct marketing and new product development. In May, we will mail approximately 28,000 copies of the new Hoefer electrophoresis catalog in the USA. Also in May, we expect to announce the launch of a major new product within one of our core product lines. We are continuing to invest in new product development, even during a recession, as we believe these new products will position us well for growth when the economy recovers. We expect to launch a further major new product later this year and are working on longer term new products that will be announced when they reach significant milestones.

In addition to organic growth programs and operational improvements, we believe that one of the best opportunities for us to grow this year is through acquisitions. We believe we have a strong balance sheet and line of credit to support our acquisition strategy.

In short, while we face challenging business conditions in 2009 and a significant foreign exchange headwind, we believe that through execution of our strategy of organic growth, tuck under acquisitions and operational improvements that we will be able to strengthen the company and position ourselves well for when the economy recovers. While we expect the initiatives discussed above will positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial crisis and its impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Generally, our management evaluates the financial performance of our operations before the effects of stock compensation expense, restructuring charges, certain one-off items and before the effects of purchase accounting and amortization of intangible assets related to our acquisitions. Our goal is to develop and sell products that improve life science research and as such, we monitor our operating metrics and when appropriate, effect organizational changes to leverage infrastructure and distribution channels. These changes may be effected as a result of various events, including acquisitions, the worldwide economy, general market conditions and personnel changes.

Financing

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. The amended credit facility expires on December 1, 2009. We are working with our existing banks to obtain a new facility so adequate financing at appropriate maturities will continue to be available for acquisitions. The global credit markets continue to suffer a liquidity contraction. To date, we believe that the lack of liquidity in the market at large has not had a significant impact on us or on our current negotiations with our banks to obtain a new credit facility, with the exception that we believe the new facility will be at prevailing interest rates. Prevailing interest rates currently exceed the rates we pay under the existing credit facility at this time, by an estimated 0.5%. We expect to secure this extended debt financing on a timely basis to avoid being constrained in pursuing our acquisition strategy.

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

Components of Operating Income from Continuing Operations

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, our distributors, our direct sales force and our website.

For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in February 2008, with approximately 900 pages and approximately 60,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 33% and 30%, respectively, of our revenues for the three months ended March 31, 2009 and for the year ended December 31, 2008.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the three months ended March 31, 2009 and for the year ended December 31, 2008, approximately 52% and 54%, respectively, of our revenues were derived from sales to distributors.

For the three months ended March 31, 2009 and for the year ended December 31, 2008, approximately 84% and 85%, respectively, of our revenues were derived from products we manufacture. The remaining 16% and 15%, respectively, of our revenues for the three months ended March 31, 2009 and for the year ended December 31, 2008, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the three months ended March 31, 2009 and for the year ended December 31, 2008, approximately 58% and 60%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

Cost of product revenues. Cost of product revenues includes material, labor and manufacturing overhead costs, obsolescence charges, packaging costs, warranty costs, shipping costs and royalties. Our cost of product revenues may vary over time based on the mix of products sold. We sell products that we manufacture and products that we purchase from third parties. The products that we purchase from third parties have a higher cost of product revenues as a percent of revenue because the profit is effectively shared with the original manufacturer. We anticipate that our manufactured products will continue to have a lower cost of product revenues as a percentage of revenues as compared with the cost of non-manufactured products for the foreseeable future. Additionally, our cost of product revenues as a percent of product revenues will vary based on mix of direct to end user sales and distributor sales, mix by product line and mix by geography.

Sales and marketing expenses. Sales and marketing expense consists primarily of salaries and related expenses for personnel in sales, marketing and customer support functions. We also incur costs for travel, trade shows, demonstration equipment, public relations and marketing materials, consisting primarily of the printing and distribution of our catalogs and supplements and the maintenance of our websites. We may from time to time expand our marketing efforts by employing additional technical marketing specialists in an effort to increase sales of selected categories of products in our catalog. We may also from time to time expand our direct sales organizations in an effort to concentrate on key accounts or promote certain product lines.

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

Stock compensation expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.3 million for the three months ended March 31, 2009. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.4 million and $4,000 for the three months ended March 31, 2008 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Selected Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

	Three Months Ended March 31,		Dollar Change	% Change
	2009	2008
	(dollars in thousands, unaudited)
Revenues	$19,072	$21,959	$(2,887)	-13.1%
Cost of product revenues	9,662	11,628	(1,966)	-16.9%
Gross margin percentage	49.3%	47.0%	N/A	4.9%
Sales and marketing expenses	2,372	2,841	(469)	-16.5%
General and administrative expenses	3,317	3,756	(439)	-11.7%
Research and development expenses	999	1,081	(82)	-7.6%

Revenues.

Revenues decreased $2.9 million, or 13.1%, to $19.1 million for the three months ended March 31, 2009 compared to $22.0 million for the same period in 2008. The decrease in revenues from the prior year was wholly due to the strengthening of the U.S. dollar. In constant currency, organic growth was 0% during the three months ended March 31, 2009 compared to March 31, 2008.

Cost of product revenues.

Cost of product revenues decreased $2.0 million, or 16.9%, to $9.7 million for the three months ended March 31, 2009 compared with $11.6 million for the three months ended March 31, 2008. The decrease in cost of product revenues was primarily due to a $1.4 million effect of a strengthened U.S. dollar and cost reductions in the Company’s Biochrom group. Gross profit as a percentage of revenues increased to 49.3% for the three months ended March 31, 2009 compared with 47.0% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to write-downs in the prior year first quarter related to the consolidation of manufacturing facilities, production efficiency improvements and mix.

Sales and marketing expense.

Sales and marketing expenses decreased $0.5 million, or 16.5%, to $2.4 million for the three months ended March 31, 2009 compared with $2.8 million for the three months ended March 31, 2008. This decrease was primarily due to the effect of a strengthened U.S. dollar and a decrease in salary related expenses at our Hoefer division as a result of our 2008 restructuring initiative. Excluding the impact of currency exchange rates, sales and marketing costs decreased 6.9% for the first quarter of 2009 from the prior year period.

General and administrative expense.

General and administrative expenses decreased $0.4 million, or 11.7%, to $3.3 million for the three months ended March 31, 2009 compared with $3.8 million for the three months ended March 31, 2008. The year-to-year quarterly decrease was primarily due to changes in foreign exchange rates. Excluding the effects of foreign exchange, general and administrative expenses were flat in the first quarter of 2009 compared with the first quarter of 2008.

Research and development expense.

Research and development expenses were $1.0 million, a decrease of $0.1 million, or 7.6%, for the three months ended March 31, 2009 compared to $1.1 million for the three months ended March 31, 2008. The year-to-year quarterly decrease was primarily due to changes in foreign exchange rates.

Amortization of intangible assets.

Amortization of intangibles was $0.3 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

Other income, net.

Other income, net, was $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. Net interest expense was $38,000 for the three months ended March 31, 2009 compared to net interest expense of $52,000 for the three months ended March 31, 2008. The decrease in net interest expense was primarily due to lower average debt balances in the first quarter of 2009 compared to the first quarter of 2008. Other income, net, also included foreign exchange gains of $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. These exchange gains were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate for continuing operations was 24.7% for the three months ended March 31, 2009, compared with 30.9% for the same period of 2008. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance.

Restructuring

During the quarter ended March 31, 2008, the management of Harvard Bioscience committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our actions in 2008 were related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus business in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to our Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities recorded in the year ended December 31, 2008 were $1.8 million.

During the quarter ended March 31, 2009, no charges were recorded relating to the 2008 restructuring. During the quarter ended March 31, 2008, we recorded charges relating to the 2008 restructuring of approximately $0.8 million. These charges were comprised of $0.4 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation and exit its general fabrication business as part of the Company’s ongoing initiative to improve operating results. During the quarter ended March 31, 2009, we recorded charges relating to this plan of approximately $55,000. These charges were comprised of approximately $9,000 in severance payments, approximately $28,000 in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and approximately $18,000 in various other costs.

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

We ended the first quarter of 2009 with cash and cash equivalents of $15.9 million compared to $13.7 million at December 31, 2008. As of March 31, 2009 and December 31, 2008, we had no borrowings outstanding on our revolving credit facility. Additionally, our Panlab subsidiary had $1.0 million in notes payable at March 31, 2009 compared to $1.4 million in notes payable at December 31, 2008.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operations:
Net income	$1,839	$687
Changes in assets and liabilities	1,424	(1,766)
Other adjustments to operating cash flows	1,028	1,791

Net cash provided by operating activities	4,291	712
Investing activities:
Net cash used in investing activities	(310)	(688)
Financing activities:
Repayments of debt, net	(376)	(5,615)
Other financing activities	(1,206)	224

Net cash used in financing activities	(1,582)	(5,391)
Effect of exchange rate changes on cash	(214)	216

Increase (decrease) in cash and cash equivalents	$2,185	$(5,151)

Our operating activities generated cash of $4.3 million for the three months ended March 31, 2009 compared to $0.7 million for the three months ended March 31, 2008. The increase in cash flows from operations was primarily due to working capital fluctuations during the first quarter of 2009, particularly a decrease in accounts receivable and improved net income.

Our investing activities used cash of $0.3 million in the three months ended March 31, 2009 compared to $0.7 million in the three months ended March 31, 2008. Investing activities during both 2008 and 2009 included purchases of property, plant and equipment and expenditures for our catalogs. Catalog costs were approximately $11,000 for the three months ended March 31, 2009, compared to $0.4 million for the same period last year. The greater spending during the first quarter of 2008 reflected the cost of issuing a 900-page Harvard Apparatus catalog. We spent $0.3 million in the three months ended March 31, 2009 and 2008 on capital expenditures. During the next twelve months, we expect to spend approximately $1.2 million on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility with Brown Brothers Harriman & Co., long-term debt and the issuance of preferred stock and common stock, including the common stock issued in our initial public offering. As of March 31, 2009 and December 31, 2008, we had no borrowings outstanding on our revolving credit facility. During the three months ended March 31, 2009, financing activities used cash of $1.6 million. We repurchased in the open market approximately 0.4 million shares of our common stock at a total cost of $1.2 million, including commissions.

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of March 31, 2009, we were in compliance with the financial covenants contained in the credit facility involving income, debt coverage and cash flow, as well as minimum working capital requirements. Additionally, the credit facility also contains limitations on our ability to incur additional indebtedness and requires creditor approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. We do not believe that these requirements will be a significant constraint on our operations or on the acquisition portion of our growth strategy. As of March 31, 2009 and December 31, 2008, we had no borrowings outstanding under the credit facility. We were not subject to any borrowing restrictions under the covenants and we had available borrowing capacity under our revolving credit facility of $20.0 million as of March 31, 2009.

Our credit facility matures on December 1, 2009. We are working with our existing banks to obtain a new facility so adequate financing at appropriate maturities will continue to be available for acquisitions. Over the past several months, the global credit markets have suffered through a liquidity contraction. To date, we believe the lack of liquidity in the market at large has not had a significant impact on us or on our current negotiations with our banks to obtain a new credit facility, with the exception that we believe the new facility will be at prevailing interest rates. Prevailing interest rates currently exceed the rates we pay under the existing credit facility at this time, by an estimated 0.5%. Although we believe we may secure this new debt financing on a timely basis to avoid being constrained in pursuing our acquisition strategy there can be no assurance that, in light of the current market conditions, we will obtain a new facility, and if we do obtain a new facility, that it will be on terms favorable to us.

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

During the past year, the U.S. dollar strengthened against these currencies resulting in an adverse translation effect on our consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in a decrease in revenues of $2.9 million and expenses of $2.1 million (net $0.8 million) during the three months ended March 31, 2009.

Our exchange gains and losses were primarily the result of currency fluctuations on net payables and receivables among our subsidiaries. The loss associated with the translation of foreign equity into U.S. dollars was approximately $1.0 million during the three months ended March 31, 2009. The gain associated with the translation of foreign equity into U.S. dollars was approximately $1.1 million during the three months ended March 31, 2008. In addition, currency fluctuations resulted in approximately $0.1 million and $0.2 million in foreign currency gains during the three months ended March 31, 2009 and 2008, respectively.

Since March 31, 2008, the U.S. dollar appreciated approximately 28% against the British pound and 16% against the Euro. Approximately 58% of the Company’s revenues are derived from business transacted in British pounds or Euros. If the U.S. dollar remains at current rates or continues to strengthen against the British pound and Euro, the Company’s earnings and cash flows, stated in U.S. dollars, will be affected negatively. Additionally, the stronger U.S. dollar has caused our foreign net assets to translate to a lower value, stated in U.S. dollars, which has a negative effect on the Company’s Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. At March 31, 2009, the Company’s Stockholders’ Equity was lower by $1.0 million as compared to the value at December 31, 2008, due the translation of foreign net assets based on a strengthened dollar.

Under the current terms of our credit facility, we have the ability to borrow in US dollars, Euros or British pounds sterling. As of March 31, 2009, there were no borrowings outstanding under the credit facility. In addition, as of March 31, 2009, our Panlab subsidiary held notes payable of $1.0 million denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates.

In order to mitigate the impact of changes in foreign currency exchange rates, during the first quarter of 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

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

If we were to determine that the value of long-lived assets and identifiable intangible assets with finite lives was not recoverable based on the existence of one or more of the aforementioned factors, then the recoverability of those assets to be held and used would be measured by a comparison of the carrying amount of those assets to undiscounted future net cash flows before tax effects expected to be generated by those assets. If such assets are considered impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. A long-lived asset classified as “held for sale” is initially measured at the lower of carrying amount or fair value less costs to sell. In the period the “held for sale” criteria are met, we recognize an impairment charge for any initial adjustment of the long-lived assets. During each reporting period after the initial measurement, gains or losses resulting from fluctuations in the fair value less costs to sell are recognized. Gains and losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. Assets to be disposed of are separately presented in the consolidated balance sheet and long-lived assets are no longer depreciated or amortized. The assets and liabilities of a disposal group, which are classified as held for sale, are presented separately in the appropriate asset and liability sections of the balance sheet. Operating results for all periods presented are presented as discontinued operations, net of tax. In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we have elected not to allocate interest of our consolidated debt to discontinued operations.

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test consists of a comparison of the fair value of our reporting units with their carrying amount. If the carrying amount exceeds its fair value, we are required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired. The impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. For unamortizable intangible assets if the carrying amount exceeds the fair value of the asset, we would write-down the unamortizable intangible asset to fair value. See Note 3—Discontinued Operations.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect our consolidated results of operations or financial position.

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

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. In order to mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

We are exposed to market risk from changes in interest rates primarily through our financing activities. Under the current terms of our credit facility, we have the ability to borrow in US dollars, Euros or British pounds sterling. As of March 31, 2009, we had no debt outstanding under our revolving credit facility.

In addition, as of March 31, 2009, our Panlab subsidiary held notes payable of $1.0 million compared to $1.4 million at December 31, 2008, denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates. A 10% appreciation in the U.S. dollar relative to the Euro at the March 31, 2009 currency exchange rates would have resulted in an increase in the cumulative translation adjustments on our balance sheet of $0.1 million relating to the notes held by our Panlab subsidiary.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 11, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchases of its common stock during the three months ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2009 - January 31, 2009	162,147	$2.86	162,147	$6,939,938
February 1, 2009 - February 28, 2009	138,463	$2.71	138,463	$6,564,350
March 1, 2009 - March 31, 2009	133,464	$2.75	133,464	$6,197,816

Total	434,074	$2.78	434,074

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over 24 months. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions.

During the three months ended March 31, 2009, the Company repurchased in the open market 434,074 shares of common stock at an aggregate cost of $1.2 million, including commissions under the stock repurchase program.

Item 6.	Exhibits

Exhibit Index
10.1+	First Amendment to the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer

Date: May 7, 2009