Form 10-Q
period 2009-06-30
HARVARD BIOSCIENCE INC
filed 2009-08-10
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 27, 2009, there were 29,465,824 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$16,801	$13,698
Accounts receivable, net of allowance for doubtful accounts of $422 and $295, respectively	11,294	15,086
Inventories	13,542	11,901
Deferred income tax assets - current	344	306
Other receivables and other assets	2,161	2,473

Total current assets	44,142	43,464

Property, plant and equipment, net	3,351	3,221
Deferred income tax assets - non-current	238	238
Amortizable intangible assets, net	8,435	8,955
Goodwill and other indefinite lived intangible assets	25,899	24,827
Other assets	513	566

Total assets	$82,578	$81,271

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$533	$1,361
Accounts payable	3,356	4,665
Deferred revenue	588	589
Accrued income taxes payable	767	427
Accrued expenses	3,858	4,006
Other liabilities - current	86	167

Total current liabilities	9,188	11,215

Long-term debt, less current portion	—	59
Deferred income tax liabilities - non-current	1,219	1,216
Other liabilities - non-current	2,232	2,063

Total liabilities	12,639	14,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,829,496 shares issued and 29,465,824 and 30,235,479 shares outstanding at June 30, 2009 and December 31, 2008, respectively	358	358
Additional paid-in-capital	183,154	182,073
Accumulated deficit	(107,570)	(109,690)
Accumulated other comprehensive income	(335)	(2,759)
Treasury stock at cost, 6,363,672 and 5,551,800 common shares at June 30, 2009 and December 31, 2008, respectively	(5,668)	(3,264)

Total stockholders’ equity	69,939	66,718

Total liabilities and stockholders’ equity	$82,578	$81,271

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$18,049	$23,049	$37,121	$45,008
Cost of product revenues	9,107	12,286	18,769	23,920

Gross profit	8,942	10,763	18,352	21,088

Sales and marketing expenses	2,688	2,969	5,060	5,810
General and administrative expenses	3,552	3,795	6,869	7,551
Research and development expenses	1,089	1,077	2,088	2,158
Restructuring charges	422	943	449	1,518
Amortization of intangible assets	386	505	730	1,011

Total operating expenses	8,137	9,289	15,196	18,048

Operating income	805	1,474	3,156	3,040

Other income (expense):
Foreign exchange	(375)	(37)	(299)	156
Interest expense	(34)	(89)	(79)	(219)
Interest income	6	126	13	204
Other, net	(55)	24	(2)	78

Other income (expense), net	(458)	24	(367)	219

Income from continuing operations before income taxes	347	1,498	2,789	3,259
Income taxes	66	445	669	989

Income from continuing operations	281	1,053	2,120	2,270
Loss from discontinued operations, net of tax	—	(3,259)	—	(3,789)

Net income (loss)	$281	$(2,206)	$2,120	$(1,519)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.01	$0.03	$0.07	$0.07
Discontinued operations	—	(0.11)	—	(0.12)

Basic earnings per common share	$0.01	$(0.07)	$0.07	$(0.05)

Diluted earnings per common share from continuing operations	$0.01	$0.03	$0.07	$0.07
Discontinued operations	—	(0.10)	—	(0.12)

Diluted earnings per common share	$0.01	$(0.07)	$0.07	$(0.05)

Weighted average common shares:
Basic	29,602	30,971	29,806	30,923

Diluted	29,819	31,608	29,969	31,527

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$2,120	$(1,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	970	1,005
Depreciation	616	654
Impairment of assets	—	2,886
Restructuring charges	382	1,171
Amortization of catalog costs	154	127
Loss on sale of property, plant and equipment	—	13
Provision for allowance for doubtful accounts	(11)	(5)
Amortization of intangible assets	730	1,011
Amortization of deferred financing costs	11	11
Deferred income taxes	(1)	32
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,223	1,358
Increase in inventories	(952)	(1,397)
Decrease (increase) in other receivables and other assets	541	(112)
Decrease in trade accounts payable	(1,422)	(519)
Increase (decrease) in accrued income taxes payable	167	(523)
Decrease in accrued expenses	(708)	(1,879)
Decrease in deferred revenue	(17)	(8)
Decrease in other liabilities	(82)	(129)

Net cash provided by operating activities	6,721	2,177

Cash flows from investing activities:
Additions to property, plant and equipment	(553)	(906)
Additions to catalog costs	(130)	(442)

Net cash used in investing activities	(683)	(1,348)

Cash flows from financing activities:
Repayments of debt	(850)	(5,812)
Purchases of treasury stock	(2,404)	—
Net proceeds from issuance of common stock	111	727

Net cash used in financing activities	(3,143)	(5,085)

Effect of exchange rate changes on cash	208	257

Increase (decrease) in cash and cash equivalents	3,103	(3,999)
Cash and cash equivalents at the beginning of period	13,698	18,204

Cash and cash equivalents at the end of period	$16,801	$14,205

Supplemental disclosures of cash flow information:
Cash paid for interest	$58	$381
Net cash paid for income taxes	$513	$1,456

Note: The above statement of cash flows for the six months ended June 30, 2008 includes cash and cash equivalents of $13,800 held by continuing operations and $405 held by discontinued operations.

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively, “Harvard Bioscience,” the “Company” or “we”) as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 11, 2009. Events that occurred after June 30, 2009 through the date that these financial statements have been filed with the Securities and Exchange Commission were considered in the preparation of these financial statements.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008, as applicable, have been made. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

As discussed in Note 3, the Company decided to divest and has divested its Capital Equipment Business segment. Accordingly, the results of operations of this business segment have been reported as discontinued operations.

Reclassifications

Certain reclassifications to prior year balances have been made to conform to current year presentations.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 11, 2009, with the exception of foreign currency translation as noted below.

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

In order to mitigate the impact of changes in foreign currency exchange rates, during the six months ended June 30, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

2.	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective as of January 1, 2009 and in accordance with its requirements, it will be applied retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Research Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of FASB No. 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP SFAS 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 requires an entity, which expects to widely distribute its financial statements to its shareholders and other users, to evaluate subsequent events through the issuance date of the respective financial statements. In addition, SFAS No. 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). SFAS No. 165 prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (non-recognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. These disclosures include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB approved the FASB Accounting Standards Codification, (the “Codification”), as the single source of authoritative nongovernmental U.S. GAAP. The Codification will be effective for interim and annual periods ending after September 15, 2009, which is September 30, 2009 for Harvard Bioscience. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be non-authoritative. We do not expect the adoption of the Codification to have a material impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued the following new accounting standards:

•	SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140;

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R); and

•	SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.

SFAS No. 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS No.166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by removing the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140 and removes the exception from applying FASB Interpretation (FIN) No. 46(R) to variable interest entities that are QSPE’s. It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We are evaluating the effect, if any, that the adoption of SFAS No. 166 will have on our consolidated results of operations or financial position, but we believe the effect will generally be limited to future transactions. Historically, we have not had any material transfer of financial assets.

SFAS No. 167 amends FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect, if any, that the adoption of SFAS No. 167 will have on our consolidated results of operations or financial position.

SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations or financial position.

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

The loss from discontinued operations, net of tax, for the Company’s former Union Biometrica US and German subsidiaries was $3.3 million and $3.8 million for the three and six months ended June 30, 2008, respectively.

Operating results from the Capital Equipment Business segment for the three and six months ended June 30, 2008 were as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Total revenues	$677	$1,172

Pretax loss	(3,259)	(3,789)
Income tax (benefit) expense	—	—

Loss from discontinued operations, net of tax	$(3,259)	$(3,789)

As a result of the divestiture of the Capital Equipment Business segment, which was completed in September 2008, there were no operating results to report for that segment during the three and six months ended June 30, 2009.

4.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	June 30, 2009		December 31, 2008		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$11,312	$(7,054)	$10,780	$(6,224)	5.6 years
Tradename	920	(588)	920	(557)	5.6 years
Distribution agreement/customer relationships	7,283	(3,442)	7,272	(3,240)	10.1 years
Patents	9	(5)	9	(5)	6.8 years

Total amortizable intangible assets	$19,524	$(11,089)	$18,981	$(10,026)

Unamortizable intangible assets:
Goodwill	$24,604		$23,536
Other indefinite lived intangible assets	1,295		1,291

Total goodwill and other indefinite lived intangible assets	$25,899		$24,827

Total intangible assets	$45,423		$43,808

(a)	Weighted average life is as of June 30, 2009.

The change in the carrying amount of goodwill for the six months ended June 30, 2009 is as follows:

(in thousands)
Balance at December 31, 2008	$23,536
Effect of change in foreign currencies	1,068

Balance at June 30, 2009	$24,604

Intangible asset amortization expense from continuing operations was $0.4 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively. Intangible asset amortization expense from continuing operations was $0.7 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.5 million for the year ending December 31, 2009, $1.4 million for the years ending December 31, 2010 and 2011, $1.1 million for the year ending December 31, 2012 and $0.9 million for the year ending December 31, 2013.

5.	Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Finished goods	$5,023	$3,971
Work in process	814	772
Raw materials	7,705	7,158

Total	$13,542	$11,901

6.	Restructuring and Other Exit Costs

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

During the three and six months ended June 30, 2009, no additional charges were recorded relating to the 2008 restructuring. During the three and six months ended June 30, 2008, we recorded charges relating to the 2008 restructuring of approximately $0.9 million and $1.8 million, respectively. These charges were comprised of $0.9 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues), $0.1 million in facility closure costs and $0.5 million in various other costs.

Activity and liability balances related to these restructuring charges in connection with the 2008 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2008	$12	$—	$—	$19	$31
Currency translation	—	—	—	(1)	(1)

Restructuring balance at March 31, 2009	$12	$—	$—	$18	$30
Restructuring charges	(7)	—	—	—	(7)
Cash payments	(5)	—	—	(7)	(12)
Currency translation	—	—	—	3	3

Restructuring balance at June 30, 2009	$—	$—	$—	$14	$14

We anticipate the remaining payments related to the 2008 Restructuring Plan will occur during the third quarter of 2009.

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

We recorded additional restructuring charges in our Scie-Plas, Biochrom and Hoefer businesses of approximately $0.5 million during the quarter ended June 30, 2009. These charges were comprised of $0.2 million in severance payments, $64,000 in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) $0.2 million in various other costs and $2,000 in facility closure costs.

Restructuring charges related to the 2009 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$9	$28		$18	$55
Cash payments	(9)	—		(18)	(27)
Non-cash charges	—	(28)			(28)
Currency translation					—

Restructuring balance at March 31, 2009	$—	$—		$—	$—
Restructuring charges	221	64	2	206	493
Cash payments	(54)			(31)	(85)
Non-cash charges		(64)		(39)	(103)

Restructuring balance at June 30, 2009	$167	$—	$2	$136	$305

Aggregate restructuring charges relating to the 2009 Restructuring Plan and the 2008 Restructuring Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Restructuring charges	$486	$943	$541	$1,782

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2008	$239	(93)	40	$186

Six months ended June 30, 2009	$186	(38)	11	$159

8.	Comprehensive Income

As of June 30, 2009, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $1.1 million and, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R), $(1.5) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$281	$(2,206)	$2,120	$(1,519)
Other comprehensive income	3,406	409	2,424	1,550

Comprehensive income (loss)	$3,687	$(1,797)	$4,544	$31

Other comprehensive income for the three and six months ended June 30, 2009 and 2008 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$36	$100	$69	$199
Interest cost	199	230	380	458
Expected return on plan assets	(145)	(244)	(277)	(486)
Net amortization loss	25	16	48	32

Net periodic benefit cost	$115	$102	220	$203

For the three and six months ended June 30, 2009 and 2008, the Company made no contribution to its defined benefit plans. The Company expects to contribute approximately $0.5 million to its defined benefit plans during 2009.

10.	Capital Stock

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. During the three and six months ended June 30, 2009, the Company repurchased in the open market 377,798 and 811,872 shares of common stock, respectively, at an aggregate cost of $1.2 million and $2.4 million, respectively, including commissions under the stock repurchase program.

During the three and six months ended June 30, 2008, no shares were purchased by the Company pursuant to this program. At June 30, 2009, we had $5.0 million remaining under the stock repurchase program authorization.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 291,403 shares were issued as of June 30, 2009. During the three and six months ended June 30, 2009, the Company issued 19,717 shares of the Company’s common stock under the Employee Stock Purchase Plan. During the three and six months ended June 30, 2008, the Company issued 9,650 shares of the Company’s common stock under the Employee Stock Purchase Plan.

The Company accounts for share-based payment awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2009 and 2008 was $0.7 million and $0.6 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2009 and 2008 was $1.0 million, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

Stock Option Plans

1996 Stock Option and Grant Plan

As of June 30, 2009, there were options to purchase 125,658 shares of the Company’s common stock outstanding under the 1996 Stock Plan. During the three and six months ended June 30, 2009 and 2008, no shares were issued under the 1996 Stock Plan.

Second Amended and Restated 2000 Stock Option and Incentive Plan

The Second Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was amended by the Board of Directors on April 10, 2008. Such amendment to the 2000 Plan, which included an increase in the number of shares available for issuance thereunder by 2,500,000, was approved by the stockholders at the Company’s 2008 Annual Meeting of Stockholders. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. We currently have authorized 9,367,675 shares of common stock for the issuance of awards under the 2000 Plan. As of June 30, 2009, there were options to purchase 7,347,100 shares outstanding and 1,076,729 shares available for grant under the 2000 Plan.

As of June 30, 2009 and 2008, incentive stock options to purchase 7,304,608 and 6,375,484 shares and non-qualified stock options to purchase 7,521,937 and 5,871,061 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three and six months ended June 30, 2009, 1,772,000 and 1,797,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three and six months ended June 30, 2008, 255,000 and 375,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

Distribution and Dilutive Effect of Stock Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shares of common stock outstanding	29,465,824	31,058,510	29,465,824	31,058,510

Granted	1,772,000	255,000	1,797,000	375,000
Canceled / forfeited	(5,000)	(388,000)	(27,502)	(618,836)

Net options granted	1,767,000	(133,000)	1,769,498	(243,836)

Grant dilution (accretion )(1)	6.00%	-0.43%	6.01%	-0.79%

Exercised	22,500	123,346	22,500	196,964
Exercise dilution (2)	0.08%	0.40%	0.08%	0.63%

(1)	The percentage for grant dilution (accretion) is computed based on net options granted (cancelled/forfeited) as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2006	1,336,829	5,246,399	$5.09
Options granted	(1,137,000)	1,137,000	5.41
Options exercised	—	(262,468)	2.33
Options cancelled / forfeited	333,562	(333,562)	5.71

Balance at December 31, 2007	533,391	5,787,369	$5.24
Approved by shareholders	2,500,000	—	—
Options granted	(1,158,000)	1,158,000	3.19
Options exercised	—	(248,775)	3.38
Options cancelled / forfeited	970,836	(970,836)	5.83

Balance at December 31, 2008	2,846,227	5,725,758	$4.81
Options granted	(1,797,000)	1,797,000	3.17
Options exercised	—	(22,500)	2.98
Options cancelled / forfeited	27,502	(27,502)	4.27

Balance at June 30, 2009	1,076,729	7,472,756	$4.42

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises. The following table summarizes information concerning currently outstanding and exercisable stock options as of June 30, 2009 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at June 30, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.05-3.16	1,693,756	6.44	$2.51	$2,441	1,116,256	$2.69	$1,411
$3.17-3.72	2,104,500	8.98	$3.24	$1,504	327,500	$3.53	$137
$3.73-5.13	1,447,000	7.49	$4.47	—	846,919	$4.34	—
$5.14-7.20	1,249,500	6.05	$6.04	—	838,336	$6.32	—
$7.21-10.00	978,000	4.05	$8.15	—	978,000	$8.15	—

$0.01-10.00	7,472,756	6.98	$4.42	$3,945	4,107,011	$5.14	$1,548

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.95 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three months ended June 30, 2009 and 2008, was approximately $6,200 and $0.1 million, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2009 and 2008, respectively, was approximately $6,200 and $0.2 million, respectively. The total number of in-the-money options that were exercisable as of June 30, 2009 was 1,443,756.

Valuation and Expense Information under SFAS No. 123(R)

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under SFAS No. 123(R) for the three and six months ended June 30, 2009 and 2008, respectively, was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Cost of sales	$17	$11	$28	$21
Sales and marketing	12	26	8	61
General and administrative	627	533	931	917
Research and development	2	—	3	1
Discontinued operations	—	1	—	5

Total stock-based compensation	$658	$571	$970	$1,005

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three and six months ended June 30, 2009 and 2008 since the Company has established a valuation allowance against net deferred tax assets.

The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2009 was $1.92 per share and $1.91 per share, respectively, and the weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2008 was $2.65 per share and $2.62 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30
	2009	2008
Volatility	62.91%	55.36%
Risk-free interest rate	2.5%	3.3%
Expected holding period	6.27 years	5.84 years
Dividend yield	0.00%	0.00%

The Company used historical volatility to calculate its expected volatility as of June 30, 2009. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and was based on historical experience. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 4.82% and 6.24%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic	29,601,600	30,970,539	29,805,533	30,922,850
Effect of assumed conversion of employee and director stock options	217,770	637,497	163,376	604,216

Diluted	29,819,370	31,608,036	29,968,909	31,527,066

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,243,231 and 3,791,997 shares of common stock for the three months ended June 30, 2009 and 2008, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 6,004,387 and 3,874,707 shares of common stock for the six months ended June 30, 2009 and 2008, respectively, as the impact of these shares would be anti-dilutive.

11.	Revolving Credit Facility

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility. This amendment changed the terms of our current $20.0 million credit facility, by allowing borrowing of up to $10.0 million in British Pound Sterling or Eurocurrency and extending the maturity date from January 1, 2007 to December 1, 2009. The amended credit facility bears interest at either (1) the base rate announced by BBH from time to time, (2) the London Interbank Offered Rate (“LIBOR”) or (3) the Eurocurrency base rate, plus, in the case of LIBOR or the Eurocurrency base rate, a margin of 2.5% or 2.75% depending on our debt service leverage ratio. As of June 30, 2009 and December 31, 2008, we had no borrowings outstanding under our revolving credit facility.

As of June 30, 2009, we were in compliance with all financial covenants contained in the credit facility, we were not subject to any borrowing restrictions under the covenants and had available borrowing capacity under our revolving credit facility of $20.0 million.

In connection with our acquisition of Panlab, we assumed several working capital lines of credit totaling $2.3 million. As of June 30, 2009, Panlab’s borrowings under these lines of credit were $0.5 million denominated in Euros. The payment terms of the lines of credit are generally one year; however, the lines have historically renewed annually. The interest rates, which include bank commissions and other fees, range between 6.08% and 8.95%. There are no material financial covenants associated with these lines of credit.

12.	Subsequent Event (Credit Facility)

The Company has evaluated subsequent events through August 10, 2009, the date the accompanying financial statements were issued.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Brown Brothers Harriman & Co. The new revolving credit facility will mature on August 6, 2012. It bears interest at LIBOR plus 4.0%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “potential,” “objectives,” “optimistic,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand its product offerings, introduce new products or commercialize new technologies, including our new micro liter spectrophotometer and electrophoresis products, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions, decreased demand for the Company’s products due to changes in its customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 11, 2009. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

For 2009, we outlined our goal to drive organic growth through both new product development and direct marketing in our Annual Report on Form 10-K, filed with the SEC on March 11, 2009. The key elements of this growth plan for 2009 are the following:

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

The second quarter of 2009 was a transition quarter for Harvard Bioscience. Although revenue was slightly less than our expectations, orders were within our guidance range. Revenues were down 22% for the three months ended June 30, 2009 compared to the same period in 2008, of which 7% was due to foreign exchange. Our second quarter of 2008 was an exceptionally strong quarter for shipments and the comparison is therefore not reflective of the trend in the business. In fact, bookings during the second quarter of 2009 increased 6% compared to the first quarter of 2009 and 1.5% organically. In addition, our order intake improved significantly throughout the quarter with June 2009 being a particularly strong month after a relatively weak April and May. These trends suggest to us that the worst of the recession may now be behind us.

Since we anticipated that the recession would ultimately prove temporary, we did not cut back our growth initiatives. We continued to invest in important growth initiatives such as:

•	the establishment of a field sales force in the US for our Harvard Apparatus business,

•	the support of distributors in the US for our Biochrom business, and

•	the mailing of 28,000 Hoefer catalogs.

We have also continued to invest in new product development. In May 2009, we launched the first of these new products with the introduction of the PHD Ultra series of syringe pumps. The initial reception to this product has been very positive. We intend to launch additional products before the end of this year and into next year. We believe these investments will position us well for growth in 2010 and beyond as the economy recovers.

While we have maintained the investments in growth initiatives, the program of operational improvements has progressed. During the second quarter of 2009, we completed a restructuring at our Biochrom subsidiary, which has been hardest hit by the recession, realigning the cost structure with the current level of business. In addition, we will soon complete the relocation of the SciePlas manufacturing facility from the United Kingdom to our Hoefer operation in San Francisco, California. Our program of operational improvements is ongoing and we are currently evaluating additional options.

In addition to organic growth programs and operational improvements, we believe that one of the best opportunities for us to grow is through acquisitions. We believe we have a strong balance sheet and line of credit to support our acquisition strategy.

In short, while we face challenging business conditions in 2009 and a significant foreign exchange headwind, we believe that through execution of our strategy of organic growth, tuck under acquisitions and operational improvements that we will be able to strengthen the company and position ourselves well for when the economy recovers. While we expect the initiatives discussed above will positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial crisis and its impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other of our filings with the SEC.

Generally, our management evaluates the financial performance of our operations before the effects of stock compensation expense, restructuring charges, certain one-time items and before the effects of purchase accounting and amortization of intangible assets related to our acquisitions. Our goal is to develop and sell products that improve life science research and as such, we monitor our operating metrics and when appropriate, effect organizational changes to leverage infrastructure and distribution channels. These changes may be effected as a result of various events, including acquisitions, the worldwide economy, general market conditions and personnel changes.

Financing

At June 30, 2009, we had no borrowings under our credit facility with Brown Brothers Harriman & Co. and Bank of America.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Brown Brothers Harriman & Co. The amended and restated revolving credit facility will mature on August 6, 2012. It bears interest at LIBOR plus 4.0%. The new facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

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

For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in February 2008, with approximately 900 pages and approximately 60,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 34% and 30%, respectively, of our revenues for the six months ended June 30, 2009 and for the year ended December 31, 2008.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the six months ended June 30, 2009 and for the year ended December 31, 2008, approximately 51% and 54%, respectively, of our revenues were derived from sales to distributors.

For the six months ended June 30, 2009 and for the year ended December 31, 2008, approximately 84% and 85%, respectively, of our revenues were derived from products we manufacture. The remaining 16% and 15%, respectively, of our revenues for the six months ended June 30, 2009 and for the year ended December 31, 2008, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the six months ended June 30, 2009 and for the year ended December 31, 2008, approximately 57% and 60%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.7 million and $1.0 million for the three and six months ended June 30, 2009, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $0.6 million and $1,000 for the three months ended June 30, 2008 in our continuing operations and discontinued operations, respectively, and $1.0 million and $5,000 for the six months ended June 30, 2008 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Selected Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

	Three Months Ended June 30,
	2009	2008	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$18,049	$23,049	$(5,000)	-21.7%
Cost of product revenues	9,107	12,286	(3,179)	-25.9%
Gross margin percentage	49.5%	46.7%	N/A	6.1%
Sales and marketing expenses	2,688	2,969	(281)	-9.5%
General and administrative expenses	3,552	3,795	(243)	-6.4%
Research and development expenses	1,089	1,077	12	1.1%

Revenues.

Revenues decreased $5.0 million, or 21.7%, to $18.0 million for the three months ended June 30, 2009 compared to $23.0 million for the same period in 2008. The effect of a strengthened U.S. dollar decreased the Company’s second quarter of 2009 revenues by $1.6 million, or 6.9%, compared with the same period in 2008. Adjusting for the effect of foreign currency fluctuation, revenues were down $3.4 million for the second quarter of 2009, primarily due to the weaker economic environment this year and an exceptionally strong performance in the second quarter last year.

Cost of product revenues.

Cost of product revenues decreased $3.2 million, or 25.9%, to $9.1 million for the three months ended June 30, 2009 compared with $12.3 million for the three months ended June 30, 2008. The decrease in cost of product revenues includes a $0.9 million currency effect of a strengthened U.S. dollar and cost reductions in the Company’s Biochrom group. Gross profit as a percentage of revenues increased to 49.5% for the three months ended June 30, 2009 compared with 46.7% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to the impact of production efficiency improvements made in our Biochrom group during 2008 and a sales mix during the second quarter of 2009 comprised of a greater percentage of Harvard Apparatus products, which generally have higher gross margins.

Sales and marketing expense.

Sales and marketing expenses decreased $0.3 million, or 9.4%, to $2.7 million for the three months ended June 30, 2009 compared with $3.0 million for the three months ended June 30, 2008. This decrease was primarily due to a $0.2 million currency effect and a decrease at our Scie-Plas business due to our 2009 business improvement initiative, partially offset by increased marketing efforts at our Biochrom US business. Excluding the impact of currency exchange rates, sales and marketing costs decreased 2.6% for the second quarter of 2009 from the prior year period.

General and administrative expense.

General and administrative expenses decreased $0.2 million, or 6.5%, to $3.6 million for the three months ended June 30, 2009 compared with $3.8 million for the three months ended June 30, 2008. The year-to-year quarterly decrease was primarily due to changes in foreign exchange rates. Excluding the effects of foreign exchange, general and administrative expenses decreased 1.9% in the second quarter of 2009 compared with the second quarter of 2008.

Research and development expense.

Research and development expenses were $1.1 million for the three months ended June 30, 2009 and 2008. Excluding the $0.1 million decrease from currency effect of foreign exchange, research and development expenses increased 10.7% for the second quarter of 2009 from the prior year period. The increase in research and development expenses was primarily due to increased development efforts in both the Harvard Apparatus and Biochrom groups.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively.

Other income, net.

Other income (expense), net, was $0.5 million expense and $24,000 income for the three months ended June 30, 2009 and 2008, respectively. Net interest expense was $28,000 for the three months ended June 30, 2009 compared to net interest income of $37,000 for the three months ended June 30, 2008. The shift between interest expense and interest income was primarily due to lower interest rates. Other income, net, also included foreign exchange losses of $0.4 million and $37,000 for the three months ended June 30, 2009 and 2008, respectively. These exchange losses were primarily the result of currency fluctuations on foreign cash balances and intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.1 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively. The effective income tax rate for continuing operations was 19.0% for the three months ended June 30, 2009, compared with 29.7% for the same period of 2008. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance.

Restructuring

During the quarter ended March 31, 2008, our management committed to an ongoing initiative to consolidate business functions to reduce operating expenses. Our actions in 2008 were related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus business in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria to our Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities recorded in the year ended December 31, 2008 were $1.8 million.

During 2009, no charges were recorded relating to the 2008 restructuring. During the quarter ended June 30, 2008, we recorded charges relating to the 2008 restructuring of approximately $0.9 million. These charges were comprised of $0.5 million in severance payments, $0.3 million in various other costs and $0.1 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues).

During the quarter ended March 31, 2009, our management initiated a plan to relocate the Scie-Plas operation and exit its general fabrication business as part of the Company’s ongoing initiative to improve operating results. During the quarter ended March 31, 2009, we recorded charges relating to this plan of approximately $55,000. These charges were comprised of approximately $9,000 in severance payments, approximately $28,000 in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and approximately $18,000 in various other costs.

We recorded additional restructuring charges in our Scie-Plas, Biochrom and Hoefer businesses related to the 2009 restructuring of approximately $0.5 million during the quarter ended June 30, 2009. These charges were comprised of $0.2 million in severance payments, $64,000 in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) $0.2 million in various other costs and $2,000 in facility closure costs.

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

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

	Six Months Ended June 30,
	2009	2008	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$37,121	$45,008	$(7,887)	-17.5%
Cost of product revenues	18,769	23,920	(5,151)	-21.5%
Gross margin percentage	49.4%	46.9%	N/A	5.5%
Sales and marketing expenses	5,060	5,810	(750)	-12.9%
General and administrative expenses	6,869	7,551	(682)	-9.0%
Research and development expenses	2,088	2,158	(70)	-3.2%

Revenues.

Revenues decreased $7.9 million, or 17.5%, to $37.1 million for the six months ended June 30, 2009 compared to $45.0 million for the same period in 2008. The effect of a strengthened U.S. dollar decreased the Company’s revenues for the six months ended June 30, 2009 by $4.5 million, or 10.0%, compared with the same period in 2008. Adjusting for the effect of foreign currency fluctuation, revenues at our Harvard Apparatus and Biochrom businesses were down $0.8 million and $2.6 million year-to-year, respectively.

Cost of product revenues.

Cost of product revenues decreased $5.1 million, or 21.5%, to $18.8 million for the six months ended June 30, 2009 compared with $23.9 million for the six months ended June 30, 2008. The decrease in cost of product revenues was primarily due to lower sales volumes, a $2.4 million currency effect and cost reductions in the Company’s Biochrom group. Gross profit as a percentage of revenues increased to 49.4% for the six months ended June 30, 2009 compared with 46.9% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to the impact of a more favorable sales mix, write-downs in the prior year first quarter related to the consolidation of manufacturing facilities and production efficiency improvements.

Sales and marketing expense.

Sales and marketing expenses decreased $0.7 million, or 12.9%, to $5.1 million for the six months ended June 30, 2009 compared with $5.8 million for the six months ended June 30, 2008. This decrease was primarily due to a $0.4 million currency effect and a decrease in salary related expenses at our Biochrom group partially offset by increased marketing efforts at our Biochrom US business. Excluding the impact of currency exchange rates, sales and marketing costs decreased 5.4% for the six months ended June 30, 2009 from the prior year period.

General and administrative expense.

General and administrative expenses decreased $0.7 million, or 9.0%, to $6.9 million for the six months ended June 30, 2009 compared with $7.6 million for the six months ended June 30, 2008. The year-to-year quarterly decrease was primarily due to a $0.5 million currency effect and efficiency improvements made during 2008 in the Biochrom group. Excluding the effects of foreign exchange, general and administrative expenses decreased 2.0% for the six months ended June 30, 2009 compared with the same period of 2008.

Research and development expense.

Research and development expenses were $2.1 million, a decrease of $0.1 million, or 3.2%, for the six months ended June 30, 2009 compared to $2.2 million for the six months ended June 30, 2008. Excluding a $0.2 million decrease from currency effect, research and development expenses increased 6.9% for the six months ended June 30, 2009 from the prior year period. The increase in research and development expenses was primarily due to increased development efforts at Harvard Apparatus.

Amortization of intangible assets.

Amortization of intangibles was $0.7 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.

Other income, net.

Other income (expense), net, was $0.4 million expense and $0.2 million income for the six months ended June 30, 2009 and 2008, respectively. Net interest expense was $0.1 million for the six months ended June 30, 2009 compared to net interest expense of $15,000 for the six months ended June 30, 2008, Other income, net, also included foreign exchange losses of $0.3 million for the six months ended June 30, 2009 compared to foreign exchange gains of $0.2 million for the six months ended June 30, 2008, respectively. The 2009 exchange losses were primarily the result of currency fluctuations on foreign cash balances and intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.7 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. The effective income tax rate for continuing operations was 24.0% for the six months ended June 30, 2009, compared with 30.3% for the same period of 2008. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance.

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

During the six months ended June 30, 2009, no charges were recorded relating to the 2008 restructuring. During the six months ended June 30, 2008, we recorded charges relating to the 2008 restructuring of approximately $1.8 million. These charges were comprised of $1.0 million in severance payments, $0.4 million in various other costs, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.1 million in facility closure costs.

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation and exit its general fabrication business as part of its ongoing initiative to reduce costs. During the quarter ended March 31, 2009, we recorded charges relating to this plan of approximately $55,000. These charges were comprised of $9,000 in severance payments, $28,000 in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $18,000 in various other costs.

We recorded additional restructuring charges in our Scie-Plas, Biochrom and Hoefer businesses related to the 2009 restructuring plan of approximately $0.5 million during the quarter ended June 30, 2009. These charges were comprised of $0.2 million in severance payments, $64,000 in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) $0.2 million in various other costs and $2,000 in facility closure costs.

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

We ended the second quarter of 2009 with cash and cash equivalents of $16.8 million compared to $13.7 million at December 31, 2008. As of June 30, 2009 and December 31, 2008, we had no borrowings outstanding on our revolving credit facility. Additionally, our Panlab subsidiary had $0.5 million in notes payable at June 30, 2009 compared to $1.4 million in notes payable at December 31, 2008.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operations:
Net income (loss)	$2,120	$(1,519)
Changes in assets and liabilities	1,750	(3,209)
Other adjustments to operating cash flows	2,851	6,905

Net cash provided by operating activities	6,721	2,177

Investing activities:
Net cash used in investing activities	(683)	(1,348)

Financing activities:
Repayments of debt, net	(850)	(5,812)
Other financing activities	(2,293)	727

Net cash used in financing activities	(3,143)	(5,085)

Effect of exchange rate changes on cash	208	257

Increase (decrease) in cash and cash equivalents	$3,103	$(3,999)

Our operating activities generated cash of $6.7 million for the six months ended June 30, 2009 compared to $2.2 million for the six months ended June 30, 2008. The increase in cash flows from operations was primarily due to working capital fluctuations during the six months ended June 30 2009, particularly a decrease in accounts receivable and improved net income.

Our investing activities used cash of $0.7 million in the six months ended June 30, 2009 compared to $1.3 million in the six months ended June 30, 2008. Investing activities during both 2008 and 2009 included purchases of property, plant and equipment and expenditures for our catalogs. Catalog costs were approximately $0.1 million for the six months ended June 30, 2009, compared to $0.4 million for the same period last year. The greater spending during the six months ended June 30, 2008 reflected the cost of issuing a 900-page Harvard Apparatus catalog. We spent $0.6 million and $0.9 million in the six months ended June 30, 2009 and 2008, respectively, on capital expenditures. During the next twelve months, we expect to spend approximately $1.2 million on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. As of June 30, 2009 and December 31, 2008, we had no borrowings outstanding on our revolving credit facility. During the six months ended June 30, 2009, financing activities used cash of $3.1 million compared to $5.1 million for the same period last year. During the first half of 2009, we repurchased in the open market approximately 0.8 million shares of our common stock at a total cost of $2.4 million, including commissions, and repaid $0.9 million of debt. During the first half of 2008, we repaid $5.8 million of debt.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Brown Brothers Harriman & Co. The amended and restated revolving credit facility will mature on August 6, 2012. It bears interest at LIBOR plus 4.0%. The new facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

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

During the past year, the U.S. dollar strengthened against these currencies resulting in an adverse translation effect on our consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in a decrease in revenues of $4.5 million and expenses of $3.5 million (net $1.0 million) during the six months ended June 30, 2009.

In the second quarter of 2009, our exchange losses were primarily the result of currency fluctuations on foreign cash balances and net payables and receivables among our subsidiaries.

The gain associated with the translation of foreign equity into U.S. dollars was approximately $2.4 million and $1.6 million during the six months ended June 30, 2009 and 2008, respectively. In addition, currency fluctuations resulted in approximately $0.3 million in foreign currency losses during the six months ended June 30, 2009 and $0.2 million in foreign currency gains during the six months ended June 30, 2008.

Since June 30, 2008, the U.S. dollar appreciated approximately 17% against the British pound and 11% against the Euro. Approximately 58% of the Company’s revenues are derived from business transacted in British pounds or Euros. If the U.S. dollar remains at current rates or continues to strengthen against the British pound and Euro, the Company’s earnings and cash flows, stated in U.S. dollars, will be affected negatively. Additionally, the stronger U.S. dollar has caused our foreign net assets to translate to a lower value, stated in U.S. dollars, which has a negative effect on the Company’s Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. At June 30, 2009, the Company’s Stockholders’ Equity was higher by $2.4 million as compared to the value at December 31, 2008, due the translation of foreign net assets based on a weaker dollar.

As of June 30, 2009, there were no borrowings outstanding under the Company’s revolving credit facility. In addition, as of June 30, 2009, our Panlab subsidiary held notes payable of $0.5 million denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates.

In order to mitigate the impact of changes in foreign currency exchange rates, during the first half of 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective as of January 1, 2009 and in accordance with its requirements, it will be applied retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Research Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of FASB No. 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP SFAS 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 requires an entity, which expects to widely distribute its financial statements to its shareholders and other users, to evaluate subsequent events through the issuance date of the respective financial statements. In addition, SFAS No. 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). SFAS No. 165 prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (non-recognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. These disclosures include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB approved the FASB Accounting Standards Codification, (the “Codification”), as the single source of authoritative nongovernmental U.S. GAAP. The Codification will be effective for interim and annual periods ending after September 15, 2009, which is September 30, 2009 for Harvard Bioscience. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be non-authoritative. We do not expect the adoption of the Codification to have a material impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued the following new accounting standards:

•	SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140;

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R); and

•	SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.

SFAS No. 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS No.166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by removing the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140 and removes the exception from applying FASB Interpretation (FIN) No. 46(R) to variable interest entities that are QSPE’s. It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We are evaluating the effect, if any, that the adoption of SFAS No. 166 will have on our consolidated results of operations or financial position, but we believe the effect will generally be limited to future transactions. Historically, we have not had any material transfer of financial assets.

SFAS No. 167 amends FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect, if any, that the adoption of SFAS No. 167 will have on our consolidated results of operations or financial position.

SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations or financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. Under the current terms of our credit facility, we have the ability to borrow in US dollars, Euros or British pounds sterling. As of June 30, 2009, we had no debt outstanding under our revolving credit facility.

In addition, as of June 30, 2009, our Panlab subsidiary held notes payable of $0.5 million compared to $1.4 million at December 31, 2008, denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates. A 10% appreciation in the U.S. dollar relative to the Euro at the June 30, 2009 currency exchange rates would have resulted in an increase in the cumulative translation adjustments on our balance sheet of $0.05 million relating to the notes held by our Panlab subsidiary.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchases of its common stock during the three months ended June 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2009 - April 30, 2009	107,961	$2.86	107,961	$5,889,517
May 1, 2009 - May 31, 2009	256,061	$3.29	256,061	$5,046,379
June 1, 2009 - June 30, 2009	13,776	$3.37	13,776	$5,000,003

Total	377,798	$3.17	377,798

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

During the three and six months ended June 30, 2009, the Company repurchased in the open market 377,798 and 811,872 shares of common stock, respectively, at an aggregate cost of $1.2 million and $2.4 million, respectively, including commissions under the stock repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 14, 2009, the Company held its Annual Meeting of Stockholders. At the meeting, the following matter was voted on by our stockholders, either in person or by proxy, and approved by the following votes:

	Shares Voted For	Votes Withheld

Election of three Class III Directors, nominated by the Board of Directors, for three-year terms, such terms to continue until the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Chane Graziano	22,606,094	4,422,846
Earl R. Lewis	17,141,158	9,887,782
George Uveges	22,068,813	4,960,127

Following the Annual Meeting of Stockholders, the composition of the Board of Directors is as follows:

Class I Directors (to serve until 2010 Annual Meeting)

Robert Dishman

Neil J. Harte

Class II Directors (to serve until 2011 Annual Meeting)

David Green

John F. Kennedy

Class III Directors (to serve until 2012 Annual Meeting)

Chane Graziano

Earl R. Lewis

George Uveges

Item 6.	Exhibits

Exhibit Index
10.1	Harvard Bioscience, Inc. 2009 Corporate Bonus Plan., incorporated by reference to the Current Report on Form 8-K dated May 14, 2009 and filed with the SEC on May 20, 2009.

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/s/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer

Date: August 10, 2009