Form 10-Q
period 2009-09-30
HARVARD BIOSCIENCE INC
filed 2009-11-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, there were 29,467,795 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$14,645	$13,698
Accounts receivable, net of allowance for doubtful accounts of $405 and $295, respectively	14,287	15,086
Inventories	15,341	11,901
Deferred income tax assets - current	334	306
Other receivables and other assets	2,308	2,473

Total current assets	46,915	43,464

Property, plant and equipment, net	3,236	3,221
Deferred income tax assets - non-current	293	238
Amortizable intangible assets, net	18,379	8,955
Goodwill and other indefinite lived intangible assets	36,944	24,827
Other assets	707	566

Total assets	$106,474	$81,271

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$29	$1,361
Accounts payable	4,304	4,665
Deferred revenue	483	589
Accrued income taxes payable	411	427
Accrued expenses	4,235	4,006
Other liabilities - current	12,706	167

Total current liabilities	22,168	11,215

Long-term debt, less current portion	9,009	59
Deferred income tax liabilities - non-current	1,252	1,216
Other liabilities - non-current	2,167	2,063

Total liabilities	34,596	14,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,831,467 shares issued and 29,467,795 and 30,235,479 shares outstanding at September 30, 2009 and December 31, 2008, respectively	358	358
Additional paid-in-capital	183,873	182,073
Accumulated deficit	(106,249)	(109,690)
Accumulated other comprehensive income	(436)	(2,759)
Treasury stock at cost, 6,363,672 and 5,551,800 common shares at September 30, 2009 and December 31, 2008, respectively	(5,668)	(3,264)

Total stockholders’ equity	71,878	66,718

Total liabilities and stockholders’ equity	$106,474	$81,271

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$20,998	$19,989	$58,119	$64,997
Cost of product revenues	10,769	10,555	29,538	34,469

Gross profit	10,229	9,434	28,581	30,528

Sales and marketing expenses	2,836	2,568	7,896	8,378
General and administrative expenses	3,888	3,451	10,757	11,002
Research and development expenses	1,074	1,009	3,162	3,167
Restructuring charges	59	60	508	1,584
Amortization of intangible assets	442	489	1,172	1,500

Total operating expenses	8,299	7,577	23,495	25,631

Operating income	1,930	1,857	5,086	4,897

Other income (expense):
Foreign exchange	—	19	(299)	175
Interest expense	(60)	(98)	(139)	(317)
Interest income	5	119	18	323
Other, net	(391)	(79)	(393)	(1)

Other income (expense), net	(446)	(39)	(813)	180

Income from continuing operations before income taxes	1,484	1,818	4,273	5,077
Income taxes	163	385	832	1,374

Income from continuing operations	1,321	1,433	3,441	3,703
Discontinued operations
Income (loss) from discontinued operations, net of tax	—	77	—	(826)
Loss on disposition of discontinued operations, net of tax	—	(394)	—	(3,280)

Total loss from discontinued operations, net of tax	—	(317)	—	(4,106)

Net income (loss)	$1,321	$1,116	$3,441	$(403)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.04	$0.05	$0.12	$0.12
Discontinued operations	—	(0.01)	—	(0.13)

Basic earnings per common share	$0.04	$0.04	$0.12	$(0.01)

Diluted earnings per common share from continuing operations	$0.04	$0.05	$0.11	$0.12
Discontinued operations	—	(0.01)	—	(0.13)

Diluted earnings per common share	$0.04	$0.04	$0.11	$(0.01)

Weighted average common shares:
Basic	29,467	31,046	29,691	30,964

Diluted	29,942	31,624	29,960	31,560

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$3,441	$(403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	1,687	1,433
Depreciation	892	844
Impairment of assets	—	3,280
Restructuring charges	230	520
Amortization of catalog costs	243	195
Loss on sale of property, plant and equipment	3	13
Provision for allowance for doubtful accounts	(11)	3
Amortization of intangible assets	1,172	1,500
Amortization of deferred financing costs	34	17
Deferred income taxes	(53)	25
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,386	1,737
Increase in inventories	(941)	(1,098)
Decrease (increase) in other receivables and other assets	996	(1,743)
Decrease in trade accounts payable	(1,597)	(1,718)
Decrease in accrued income taxes payable	(193)	(1,274)
Increase (decrease) in accrued expenses and other current liabilities	38	(1,740)
Decrease in deferred revenue	(112)	(12)
Decrease in other liabilities	(77)	(207)

Net cash provided by operating activities	9,138	1,372

Cash flows from investing activities:
Additions to property, plant and equipment	(820)	(1,003)
Additions to catalog costs	(135)	(430)
Acquisitions, net of cash acquired	(12,812)	—
Disposition of discontinued operations	—	(752)

Net cash used in investing activities	(13,767)	(2,185)

Cash flows from financing activities:
Proceeds from long-term debt	9,000	150
Repayments of debt	(1,365)	(5,618)
Purchases of treasury stock	(2,404)	(252)
Net proceeds from issuance of common stock	112	727

Net cash provided by (used in) financing activities	5,343	(4,993)

Effect of exchange rate changes on cash	233	(740)

Increase (decrease) in cash and cash equivalents	947	(6,546)
Cash and cash equivalents at the beginning of period	13,698	18,204

Cash and cash equivalents at the end of period	$14,645	$11,658

Supplemental disclosures of cash flow information:
Cash paid for interest	$88	$682
Cash paid for income taxes	$1,059	$2,161

Supplemental disclosure of non-cash activities - contingent consideration payable of $12,513 in exchange for net assets acquired.

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 11, 2009. Events that occurred after September 30, 2009 through the date that these financial statements have been filed with the Securities and Exchange Commission were considered in the preparation of these financial statements.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In order to mitigate the impact of changes in foreign currency exchange rates, during the nine months ended September 30, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

2. Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) 260, “Earnings per Share” (formerly FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). Under FASB ASC 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

In March 2008, the FASB issued guidance now codified as FASB ASC 815, “Derivatives and Hedging” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. The disclosure requirements apply to all derivative instruments within the scope of FASB ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under FASB ASC 815. Since this guidance requires only additional disclosures concerning derivatives and hedging activities, the adoption did not affect our consolidated results of operations or financial position.

In April 2009, the FASB issued guidance now codified as FASB ASC 820, “Fair Value Measurements and Disclosures” (formerly FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). FASB ASC 820 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued guidance now codified as FASB ASC 825, “Financial Instruments” (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods beginning after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued guidance now codified as FASB ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). FASB ASC 855 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position. The Company has evaluated subsequent events through November 9, 2009, the date of issuance of our consolidated financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC 105, “Generally Accepted Accounting Principals” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued guidance now codified as FASB ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). FASB ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard on January 1, 2010. We are evaluating the effect, if any, that the adoption of this guidance will have on our consolidated results of operations or financial position. Historically, we have not had any material transfer of financial assets.

In June 2009, the FASB issued guidance now codified as FASB ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard on January 1, 2010. We are evaluating the effect, if any, that the adoption of this guidance will have on our consolidated results of operations or financial position. Historically, we have not had any variable interest entities.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”. This ASU provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. We do not expect the adoption of this standard to have a material effect on our results of operations or financial position.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

In October 2009, the FASB issued ASU No. 2009-13 – “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (formerly EITF Issue No. 08-1). This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We have not determined the effect, if any, that the adoption of this guidance will have on our consolidated results of operations or financial position.

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

The loss from discontinued operations, net of tax, for the Company’s former Union Biometrica US and German subsidiaries was $0.3 million and $4.1 million for the three and nine months ended September 30, 2008, respectively.

Operating results from the Capital Equipment Business segment for the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Total revenues	$364	$1,536

Pretax loss	(78)	(981)
Income tax (benefit) expense	(155)	(155)

Income (loss) from discontinued operations, net of tax	77	(826)
Loss on disposition of discontinued operations, net of tax	(394)	(3,280)

Total loss from discontinued operations, net of tax	$(317)	$(4,106)

As a result of the divestiture of the Capital Equipment Business segment, which was completed in September 2008, there were no operating results to report for that segment during the three and nine months ended September 30, 2009.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

4. Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	September 30, 2009		December 31, 2008		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$11,292	$(7,295)	$10,780	$(6,224)	5.4 years
Tradename	920	(603)	920	(557)	5.4 years
Distribution agreement/customer relationships	17,677	(3,616)	7,272	(3,240)	17.2 years
Patents	9	(5)	9	(5)	6.6 years

Total amortizable intangible assets	$29,898	$(11,519)	$18,981	$(10,026)

Unamortizable intangible assets:
Goodwill	$32,508		$23,536
Other indefinite lived intangible assets	4,436		1,291

Total goodwill and other indefinite lived intangible assets	$36,944		$24,827

Total intangible assets	$66,842		$43,808

(a)	Weighted average life is as of September 30, 2009.

The change in the carrying amount of goodwill for the nine months ended September 30, 2009 is as follows:

(in thousands)
Balance at December 31, 2008	$23,536
Goodwill acquired during the year (based on preliminary allocation) See Note 7	8,033
Effect of change in foreign currencies	939

Balance at September 30, 2009	$32,508

Intangible asset amortization expense from continuing operations was $0.4 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively. Intangible asset amortization expense from continuing operations was $1.2 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $1.7 million for the year ending December 31, 2009, $2.0 million for the years ending December 31, 2010 and 2011, $1.7 million for the year ending December 31, 2012 and $1.5 million for the year ending December 31, 2013.

5. Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Finished goods	$7,386	$3,971
Work in process	729	772
Raw materials	7,226	7,158

Total	$15,341	$11,901

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

During the three and nine months ended September 30, 2009, no additional charges were recorded relating to the 2008 restructuring. During the three and nine months ended September 30, 2008, we recorded charges relating to the 2008 restructuring of approximately $0.1 million and $1.8 million, respectively. These charges were comprised of $0.9 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues), $0.1 million in facility closure costs and $0.5 million in various other costs.

Activity and liability balances related to these restructuring charges in connection with the 2008 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2008	$12	$—	$—	$19	$31
Currency translation	—	—	—	(1)	(1)

Restructuring balance at March 31, 2009	12	—	—	18	30
Restructuring charges	(7)	—	—	—	(7)
Cash payments	(5)	—	—	(7)	(12)
Currency translation	—	—	—	3	3

Restructuring balance at June 30, 2009	—	—	—	14	14
Currency translation	—	—	—	(1)	(1)

Restructuring balance at September 30, 2009	$—	$—	$—	$13	$13

We anticipate the remaining payments related to the 2008 Restructuring Plan will occur during the fourth quarter of 2009.

2009 Restructuring Plan

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation and exit its general fabrication business as part of its ongoing business improvement initiative. During the six months ended June 30, 2009, we recorded restructuring charges in our Scie-Plas, Biochrom and Hoefer businesses related to the 2009 restructuring plan of approximately $0.5 million. These charges were comprised of $0.2 million in severance payments, $0.1 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

We recorded additional restructuring charges in our Scie-Plas and Harvard Apparatus businesses related to the 2009 restructuring plan of $0.1 million during the quarter ended September 30, 2009. These charges were comprised of severance payments and inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues).

Restructuring charges related to the 2009 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$9	$28	$—	$18	$55
Cash payments	(9)	—	—	(18)	(27)
Non-cash charges	—	(28)	—		(28)

Restructuring balance at March 31, 2009	—	—		—	—
Restructuring charges	221	64	2	206	493
Cash payments	(54)	—	—	(31)	(85)
Non-cash charges		(64)		(39)	(103)

Restructuring balance at June 30, 2009	167	—	2	136	305
Restructuring charges	96	55	7	(48)	110
Cash payments	(239)	(4)	(9)	2	(250)
Non-cash charges	—	(51)	—	(88)	(139)
Currency translation	(3)	—	—	(2)	(5)

Restructuring balance at September 30, 2009	$21	$—	$—	$—	$21

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Aggregate restructuring charges relating to the 2009 Restructuring Plan and the 2008 Restructuring Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Restructuring charges	$110	$60	$651	$1,836

7. Acquisition

On September 2, 2009, the Company and its newly formed wholly-owned subsidiary, DAC Acquisition Holding, Inc., acquired substantially all of the assets of Denville Scientific, Inc. (“Denville”), a Delaware corporation with its principal offices in New Jersey. The purchase price payable by the Company under the terms of the Asset Purchase Agreement consists of approximately $12.8 million in cash paid on September 2, 2009 plus additional cash consideration, payable in two post-closing installments, based on Denville’s financial results for 2009. We anticipate these payments will be made during the fourth quarter of 2009 and in the second quarter of 2010. The aggregate purchase price may not exceed $25.5 million under the terms of the Asset Purchase Agreement. We expect the aggregate purchase price to be approximately $25.3 million, which is approximately six times Denville’s estimated fiscal year 2009 operating profit, subject to certain adjustments. The Company funded the initial payment of the purchase price of $12.8 million on September 2, 2009 from $9.0 million in borrowings under its credit facility with Bank of America, N.A. and Brown Brothers Harriman & Co., and the balance of such initial payment from available cash. The Company also expects to fund the remaining installments of the purchase price from its existing cash balances and its credit facility.

Denville is a supplier of molecular biology products, with a focus on liquid handling items utilized in research laboratories. We believe that the acquisition of Denville Scientific will bring to Harvard Bioscience a well-established business with an excellent organic growth history, an extensive field sales organization throughout the United States and a significant consumables business.

Consideration for the acquisition comprised the following:

(in thousands)
Cash	$12,812
Contingent consideration	12,513

Total	$25,325

The contingent consideration of $12.5 million is recorded in other current liabilities in our consolidated balance sheet.

Direct acquisition costs related to Denville, recorded in other expense, net in our consolidated statement of operations, were $0.4 million for the three and nine months ended September 30, 2009.

With the assistance of an external valuation company, management has preliminarily allocated the purchase price for the Denville acquisition. The opening balance sheet has been recorded using the estimated total purchase price. During the fourth quarter of 2009, the difference between the fair value and the final purchase price, if any, will be recognized in our statement of operations in that period. The estimated aggregate purchase price for this acquisition was preliminarily allocated to tangible and intangible assets acquired based on their preliminary fair values as follows:

(in thousands)

Tangible assets	$5,032
Liabilities assumed	(1,154)
Notes payable and other debt assumed	(12)

Net assets assumed	3,866

Goodwill and intangible assets:
Goodwill	8,033
Other indefinite lived intangibles (trade name)	3,133

Customer relationships	9,903
Non-compete agreements	390

Total goodwill and intangible assets	21,459

Acquisition purchase price	$25,325

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

We expect all of the acquired goodwill of $8.0 million to be deductible for federal income tax purposes.

The amounts of Denville’s revenue and earnings included in the consolidated statement of operations from September 2, 2009 through September 30, 2009 are $1.9 million and $0.3 million, respectively. The following consolidated pro forma information is based on the assumption that the acquisition occurred on January 1, 2008. Accordingly, the historical results have been adjusted to reflect amortization expense and interest costs that would have been recognized on such a pro forma basis. The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had we completed the acquisition during these periods or which might be reported in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Pro Forma
Revenues	$25,465	$25,137	$73,685	$79,365
Net income	$2,090	$1,279	$4,872	$(15)

8. Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2008	$239	(93)	40	$186
Nine months ended September 30, 2009	$186	(44)	24	$166

9. Comprehensive Income

As of September 30, 2009, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $1.0 million and, in accordance with FASB ASC 715-20, “Compensation – Retirement Benefits, Defined Benefit Plans” (formerly SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)), $(1.5) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$1,321	$1,116	$3,441	$(403)
Other comprehensive income (loss)	(101)	(5,009)	2,323	(3,459)

Comprehensive income (loss)	$1,220	$(3,893)	$5,764	$(3,862)

Other comprehensive income for the three and nine months ended September 30, 2009 and 2008 consisted of foreign currency translation adjustments.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

10. Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$43	$68	$113	$267
Interest cost	237	155	617	613
Expected return on plan assets	(173)	(165)	(451)	(651)
Net amortization loss	32	11	80	43

Net periodic benefit cost	$139	$69	359	$272

For the three and nine months ended September 30, 2009 and 2008, the Company made no contribution to its defined benefit plans. The Company expects to contribute approximately $0.5 million to its defined benefit plans during the fourth quarter of 2009.

11. Capital Stock

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. On November 3, 2009, the Board of Directors extended this program for an additional year.

During the three months ended September 30, 2009, the Company repurchased no shares pursuant to this program. During the three months ended September 30, 2008, the company repurchased in the open market 56,751 shares of common stock at an aggregate cost of $0.3 million, including commissions under the stock repurchase program. During the nine months ended September 30, 2009 and 2008, the Company repurchased in the open market 811,872 and 56,751 shares of common stock, respectively, at an aggregate cost of $2.4 million and $0.3 million, respectively, including commissions under the stock repurchase program.

At September 30, 2009, we had $5.0 million remaining under the stock repurchase program authorization.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan

In 2000, the Company approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 291,403 shares were issued as of September 30, 2009. During the three and nine months ended September 30, 2009, the Company issued no shares and 19,717 shares, respectively, of the Company’s common stock under the Employee Stock Purchase Plan. During the three and nine months ended September 30, 2008, the Company issued no shares and 9,650 shares, respectively, of the Company’s common stock under the Employee Stock Purchase Plan.

The Company accounts for share-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation – Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which was adopted as of January 1, 2006 using the modified prospective transition method. Stock-based compensation expense recognized under FASB ASC 718 for the three months ended September 30, 2009 and 2008 was $0.7 million and $0.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. Stock-based compensation expense recognized under FASB ASC 718 for the nine months ended September 30, 2009 and 2008 was $1.7 million and $1.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

Stock Option Plans

1996 Stock Option and Grant Plan

As of September 30, 2009, there were options to purchase 123,685 shares of the Company’s common stock outstanding under the 1996 Stock Plan. During the three and nine months ended September 30, 2009 and 2008, no shares were issued under the 1996 Stock Plan.

Second Amended and Restated 2000 Stock Option and Incentive Plan

The Second Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) was amended by the Board of Directors on April 10, 2008. Such amendment to the 2000 Plan, which included an increase in the number of shares available for issuance thereunder by 2,500,000, was approved by the stockholders at the Company’s 2008 Annual Meeting of Stockholders. The 2000 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. We currently have authorized 9,367,675 shares of common stock for the issuance of awards under the 2000 Plan. As of September 30, 2009, there were options to purchase 7,387,100 shares outstanding and 1,036,729 shares available for grant under the 2000 Plan.

As of September 30, 2009 and 2008, incentive stock options to purchase 7,354,608 and 6,375,484 shares and non-qualified stock options to purchase 7,521,937 and 5,871,061 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and the non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the three and nine months ended September 30, 2009, 50,000 and 1,847,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant. During the three and nine months ended September 30, 2008, no shares and 375,000 stock options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

Distribution and Dilutive Effect of Stock Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Shares of common stock outstanding	29,467,795	31,001,759	29,467,795	31,001,759

Granted	50,000	—	1,847,000	375,000
Canceled / forfeited	(10,000)	(56,250)	(37,502)	(675,086)

Net options granted	40,000	(56,250)	1,809,498	(300,086)

Grant dilution (accretion )(1)	0.14%	-0.18%	6.14%	-0.97%

Exercised	1,971	—	24,471	196,964
Exercise dilution (2)	0.01%	0.00%	0.08%	0.64%

(1)	The percentage for grant dilution (accretion) is computed based on net options granted (cancelled/forfeited) as a percentage of shares of common stock outstanding.
(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2006	1,336,829	5,246,399	$5.09
Options granted	(1,137,000)	1,137,000	5.41
Options exercised	—	(262,468)	2.33
Options cancelled / forfeited	333,562	(333,562)	5.71

Balance at December 31, 2007	533,391	5,787,369	$5.24
Approved by shareholders	2,500,000	—	—
Options granted	(1,158,000)	1,158,000	3.19
Options exercised	—	(248,775)	3.38
Options cancelled / forfeited	970,836	(970,836)	5.83

Balance at December 31, 2008	2,846,227	5,725,758	$4.81
Options granted	(1,847,000)	1,847,000	3.19
Options exercised	—	(24,471)	2.82
Options cancelled / forfeited	37,502	(37,502)	5.02

Balance at September 30, 2009	1,036,729	7,510,785	$4.42

The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises. The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2009 (Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at September 30, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.05-3.16	1,691,785	6.19	$2.51	$2,165	1,139,285	$2.69	$1,251
$3.17-3.18	1,772,000	9.64	$3.18	1,081	—	$0.00	—
$3.19-3.72	332,500	3.89	$3.53	86	332,500	$3.53	86
$3.73-5.30	1,713,000	7.37	$4.54	—	1,003,755	$4.45	—
$5.31-10.00	2,001,500	4.62	$7.16	—	1,701,500	$7.44	—

$0.01-10.00	7,510,785	6.75	$4.42	$3,332	4,177,040	$5.11	$1,337

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.79 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three months ended September 30, 2009 and 2008, was approximately $4,800 and $0, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2009 and 2008, respectively, was approximately $11,000 and $0.2 million, respectively. The total number of in-the-money options that were exercisable as of September 30, 2009 was 1,471,785.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Valuation and Expense Information Under Share-Based Payment Accounting

Stock-based compensation expense related to employee stock options and the employee stock purchase plan under FASB ASC 718 for the three and nine months ended September 30, 2009 and 2008, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Cost of sales	$18	$12	$46	$33
Sales and marketing	3	(3)	11	58
General and administrative	693	415	1,624	1,332
Research and development	3	—	6	1
Discontinued operations	—	4	—	9

Total stock-based compensation	$717	$428	$1,687	$1,433

The Company did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three and nine months ended September 30, 2009 and 2008 since the Company has established a valuation allowance against net deferred tax assets.

The weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2009 was $2.37 per share and $1.92 per share, respectively, and the weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2008 was $2.62 per share, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2009	2008
Volatility ………………………………………………………………..	62.90%	55.36%
Risk-free interest rate………………………………………………….	2.51%	3.25%
Expected holding period………………………………………………	6.27 years	5.84 years
Dividend yield………………………………………………………….	0.00%	0.00%

The Company used historical volatility to calculate its expected volatility as of September 30, 2009. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and was based on historical experience. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 4.8% and 6.35%, respectively. Share-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic	29,466,595	31,046,004	29,691,312	30,964,353
Effect of assumed conversion of employee and director stock options	475,667	577,890	268,617	595,344

Diluted	29,942,262	31,623,894	29,959,929	31,559,697

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,570,223 and 3,122,778 shares of common stock for the three months ended September 30, 2009 and 2008, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,000,273 and 3,805,901 shares of common stock for the nine months ended September 30, 2009 and 2008, respectively, as the impact of these shares would be anti-dilutive.

12. Revolving Credit Facility

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility extending the maturity date from January 1, 2007 to December 1, 2009.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 6, 2012. Borrowings under the credit facility bear interest at LIBOR plus 4.0%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of September 30, 2009 and December 31, 2008, the Company had $9.0 million and no borrowings, respectively, outstanding under its credit facility. The borrowings under the credit facility were related to our recent acquisition of Denville Scientific. As of September 30, 2009, we were in compliance with all financial covenants contained in the credit facility, we were not subject to any borrowing restrictions under the covenants and had available borrowing capacity under our revolving credit facility of $11.0 million.

In connection with our acquisition of Panlab, we assumed several working capital lines of credit totaling $2.3 million. As of September 30, 2009, Panlab’s borrowings under these lines of credit were $26,000 denominated in Euros. The payment terms of the lines of credit are generally one year; however, the lines have historically renewed annually. The interest rates, which include bank commissions and other fees, range between 6.08% and 8.95%. There are no material financial covenants associated with these lines of credit.

13. Supplemental Cash Flow

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash paid for acquisitions, net of cash acquired:
Net assets acquired or liabilities assumed	$3,866	$—
Goodwill and intangible assets, net of tax	21,459	—
Less contingent consideration	(12,513)	—

Cash paid for acquisitions, net of cash acquired	$12,812	$—

14. Subsequent Event

The Company has evaluated subsequent events through November 9, 2009, the date the accompanying financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “potential,” “objectives,” “optimistic,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, our estimate of the final Denville Scientific acquisition price, complete consolidations of business functions, expands its distribution channels, expand its product offerings, introduce new products or commercialize new technologies, including our new micro liter spectrophotometer and electrophoresis products, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions, decreased demand for the Company’s products due to changes in its customers’ needs, financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 11, 2009. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

From 1997 to 2008, the revenues from our continuing operations grew from $11.5 million to $88.0 million, an annual compounded growth rate of approximately 20%. Since the second half of 2005, when we made the decision to divest the Capital Equipment Business segment, we refocused our resources on our core apparatus and instrumentation business, which has been the cornerstone to our success over the last decade. We are pursuing a strategy of driving earnings growth by focusing on improving organic growth rates, making operational improvements and pursuing tuckunder acquisitions.

Our performance in the third quarter of 2009 was an excellent demonstration of the power of our strategy of driving growth through combining organic growth with tuckunder acquisitions and operational improvements. We believe that this strategy has been successful and that the quarter ended September 30, 2009 demonstrates the robustness of this strategy even during a major recession.

Although our organic growth was flat in the third quarter of 2009, this was a significant improvement over the second quarter of 2009 which saw a negative organic growth comparison. One of the major drivers in the third quarter was our acquisition of Denville Scientific, Inc.

Our plan for Denville is to continue to operate it as a separate subsidiary. We will continue to seek to implement its successful growth strategy of expanding the product line, adding to the sales force and building the Denville brand name. We expect that Denville will be a significant contributor to our organic growth going forward.

Denville’s products are mostly consumable products, such as pipette tips and reagents used in popular molecular biology applications in almost every life science laboratory. Denville’s products address a large market, approximately $1 billion, and hence provide a good growth opportunity. However, despite the large addressable market size the average order size is very low, typically under $500. The low average order size makes the business relatively predictable and Denville does not have the volatility of a capital equipment business. It is worth noting that Denville has continued its organic growth even during a major recession.

We expect the main drivers of organic growth in the next year to be expanding our distribution channels and new product introductions. Despite the recession, we have maintained our investments in adding field sales people in both the Harvard Apparatus and Biochrom businesses and in introducing new products. In October 2009, we launched the second new product this year in our syringe pump product line, the KDS Legato 200. The KDS Legato 200 joins the PHD Ultra syringe pump that we launched in May 2009 and together they significantly improve the performance and ease of use of our syringe pump product line. We are working on additional new products that we expect will be launched over the coming few quarters.

In addition to the acquisition of Denville, we saw the benefit of the previously announced program of operational improvements. In the last year or so, we have undertaken a series of operational improvements including the closing of two factories, consolidation of administrative functions, reduction in staff levels and outsourcing of parts and sub-assemblies.

As always, we continue to pursue our acquisition strategy.

In short, while we have faced challenging business conditions in 2009 and a significant foreign exchange headwind, we believe that through execution of our strategy of organic growth, tuck under acquisitions and operational improvements that we will be able to strengthen the company and position ourselves well for when the economy recovers. While we expect the initiatives discussed above will positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial crisis and its impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other of our filings with the SEC.

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

Financing

At September 30, 2009, we had $9.0 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 6, 2012. Borrowings under the credit facility bear interest at LIBOR plus

4.0%. The new facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

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

Components of Operating Income from Continuing Operations

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, distributors, our direct sales force and our website.

For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future distributions of our comprehensive catalog and our catalog supplements will be determined primarily by the incidence of new product introductions, which cannot be predicted. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in February 2008, with approximately 900 pages and approximately 60,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 32% and 30%, respectively, of our revenues for the nine months ended September 30, 2009 and for the year ended December 31, 2008.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the nine months ended September 30, 2009 and for the year ended December 31, 2008, approximately 51% and 54%, respectively, of our revenues were derived from sales to distributors.

For the nine months ended September 30, 2009 and for the year ended December 31, 2008, approximately 84% and 85%, respectively, of our revenues were derived from products we manufacture. The remaining 16% and 15%, respectively, of our revenues for the nine months ended September 30, 2009 and for the year ended December 31, 2008, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the nine months ended September 30, 2009 and for the year ended December 31, 2008, approximately 54% and 60%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation” (formerly SFAS No. 123(R)) was $0.7 million and $1.7 million for the three and nine months ended September 30, 2009, respectively. Stock-based compensation expense recognized under FASB ASC 718 was $0.4 million and $4,000 for the three months ended September 30, 2008 in our continuing operations and discontinued operations, respectively, and $1.4 million and $9,000 for the nine months ended September 30, 2008 in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Selected Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

	Three Months Ended September 30,		Dollar Change	% Change
	2009	2008
	(dollars in thousands, unaudited)

Revenues	$20,998	$19,989	$1,009	5.0%
Cost of product revenues	10,769	10,555	214	2.0%
Gross margin percentage	48.7%	47.2%	N/A	3.2%
Sales and marketing expenses	2,836	2,568	268	10.4%
General and administrative expenses	3,888	3,451	437	12.7%
Research and development expenses	1,074	1,009	65	6.4%

Revenues.

Revenues increased $1.0 million, or 5.0%, to $21.0 million for the three months ended September 30, 2009 compared to $20.0 million for the same period in 2008. Our recently acquired Denville Scientific subsidiary contributed approximately $1.9 million to third quarter 2009 revenues. The effect of a strengthened U.S. dollar decreased the Company’s third quarter revenues by $0.9 million, or 4.4%, compared with the same period in 2008.

Cost of product revenues.

Cost of product revenues increased $0.2 million, or 2.0%, to $10.8 million for the three months ended September 30, 2009 compared with $10.6 million for the three months ended September 30, 2008. The increase in cost of product revenues includes $1.1 million attributable to our recently acquired Denville Scientific subsidiary, partially offset by a $0.5 million currency effect from a stronger U.S. dollar and cost reductions in the Company’s Biochrom group. Gross profit as a percentage of revenues increased to 48.7% for the three months ended September 30, 2009 compared with 47.2% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to production efficiency improvements made in our Biochrom group during 2008, and the effects of lower material costs and improved volumes at Hoefer, partially offset by the impact of Denville Scientific, which has lower gross margins than our overall average margin.

Sales and marketing expense.

Sales and marketing expenses increased $0.2 million, or 10.4%, to $2.8 million for the three months ended September 30, 2009 compared with $2.6 million for the three months ended September 30, 2008. This increase was primarily due to expenses from our recently acquired Denville Scientific subsidiary of $0.3 million and increased marketing efforts at our HAI US and Biochrom US businesses, partially offset by a $0.1 million favorable currency effect and lower spending at our Scie-Plas business due to our 2009 business improvement initiative. Excluding the impact of currency exchange rates and the acquisition of Denville Scientific, sales and marketing costs increased 2.6% for the third quarter of 2009 from the prior year period.

General and administrative expense.

General and administrative expenses increased $0.4 million, or 12.7%, to $3.9 million for the three months ended September 30, 2009 compared with $3.5 million for the three months ended September 30, 2008. The year-to-year quarterly increase was primarily due to an increase of $0.3 million in stock compensation expense and $0.1 million of expenses related to our Denville subsidiary acquisition, partially offset by changes in foreign exchange rates.

Research and development expense.

Research and development expenses were $1.1 million for the three months ended September 30, 2009 compared with $1.0 million for the same period in 2008. Excluding a $0.1 million decrease from the effect of foreign exchange, research and development expenses increased 13.4% for the third quarter of 2009 from the prior year period. The increase in research and development expenses was primarily due to increased development efforts in the Harvard Apparatus and Biochrom groups.

Amortization of intangible assets.

Amortization of intangibles was $0.4 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively.

Other income, net.

Other expense, net, was $0.4 million and $39,000 for the three months ended September 30, 2009 and 2008, respectively. Included in other expense, net for the three months ended September 30, 2009 were $0.4 million of direct acquisition costs. Net interest expense was $55,000 for the three months ended September 30, 2009 compared to net interest income of $21,000 for the three months ended September 30, 2008. The shift between interest expense and interest income was primarily the result of higher average long-term debt balances and due to lower interest rates on investments. Other income, net, also included foreign exchange gains of $19,000 for the three months ended September 30 2008 primarily as a result of currency fluctuations on foreign cash balances and intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.2 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively. The effective income tax rate for continuing operations was 11.0% for the three months ended September 30, 2009, compared with 21.2% for the same period of 2008. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential, specifically a research and development tax credit study at our Panlab subsidiary resulting in a tax benefit, and changes in our valuation allowance.

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

During 2009, no charges were recorded relating to the 2008 restructuring. During the quarter ended September 30, 2008, we recorded charges relating to the 2008 restructuring of approximately $0.1 million. These charges were comprised of $12,000 in severance payments, $16,000 in facility closure costs and $32,000 in various other costs.

During the quarter ended March 31, 2009, our management initiated a plan to relocate the Scie-Plas operation and exit its general fabrication business as part of the Company’s ongoing initiative to improve operating results. We recorded restructuring charges in our Scie-Plas and Harvard Apparatus businesses related to the 2009 restructuring plan of $0.1 million during the quarter ended September 30, 2009. These charges were comprised of severance payments and inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues).

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

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

	Nine Months Ended September 30,		Dollar Change	% Change
	2009	2008
	(dollars in thousands, unaudited)

Revenues	$58,119	$64,997	$(6,878)	-10.6%
Cost of product revenues	29,538	34,469	(4,931)	-14.3%
Gross margin percentage	49.2%	47.0%	N/A	4.7%
Sales and marketing expenses	7,896	8,378	(482)	-5.8%
General and administrative expenses	10,757	11,002	(245)	-2.2%
Research and development expenses	3,162	3,167	(5)	-0.2%

Revenues.

Revenues decreased $6.9 million, or 10.6%, to $58.1 million for the nine months ended September 30, 2009 compared to $65.0 million for the same period in 2008. Our recently acquired Denville Scientific subsidiary contributed approximately $1.9 million in revenues. The effect of a strengthened U.S. dollar decreased the Company’s revenues for the nine months ended September 30, 2009 by $5.4 million, or 8.2%, compared with the same period in 2008. Excluding the effect of $5.4 million in foreign currency fluctuation, revenues at our Harvard Apparatus and Biochrom businesses were down 2.1% and 7.9% year-to-year, respectively, primarily due to the weaker economic environment this year.

Cost of product revenues.

Cost of product revenues decreased $4.9 million, or 14.3%, to $29.5 million for the nine months ended September 30, 2009 compared with $34.5 million for the nine months ended September 30, 2008. The decrease in cost of product revenues was primarily due to lower sales volumes, a $2.9 million currency effect and cost reductions in the Company’s Biochrom group partially offset by $1.1 million attributable to our recently acquired Denville Scientific subsidiary. Gross profit as a percentage of revenues increased to 49.2% for the nine months ended September 30, 2009 compared with 47.0% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to the impact of a more favorable sales mix, write-downs in the prior year first quarter related to the consolidation of manufacturing facilities and production efficiency improvements, partially offset by the effect of Denville Scientific.

Sales and marketing expense.

Sales and marketing expenses decreased $0.5 million, or 5.8%, to $7.9 million for the nine months ended September 30, 2009 compared with $8.4 million for the nine months ended September 30, 2008. This decrease was primarily due to a $0.5 million favorable currency effect and a decrease in salary related expenses at our Biochrom group, partially offset by increased marketing efforts at our Biochrom US business and expenses at our recently acquired Denville Scientific subsidiary. Excluding the impact of currency exchange rates, sales and marketing costs decreased 2.9% for the nine months ended September 30, 2009 from the prior year period.

General and administrative expense.

General and administrative expenses decreased $0.2 million, or 2.2%, to $10.8 million for the nine months ended September 30, 2009 compared with $11.0 million for the nine months ended September 30, 2008. The year-to-year quarterly decrease was primarily due to changes in foreign exchange rates partially offset by an increase of $0.3 million in stock compensation expense and $0.1 million of expenses related to our Denville subsidiary acquisition. Excluding the $0.5 million decrease from currency effect of foreign exchange, general and administrative expenses increased 2.2% for the nine months ended September 30, 2009 compared with the same period of 2008.

Research and development expense.

Research and development expenses were $3.2 million for the nine months ended September 30, 2009 and 2008. Excluding a $0.3 million decrease from currency effect, research and development expenses increased 9.0% for the nine months ended September 30, 2009 from the prior year period. The increase in research and development expenses was primarily due to increased development efforts at our Harvard Apparatus and Biochrom businesses.

Amortization of intangible assets.

Amortization of intangibles was $1.2 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Other income, net.

Other income (expense), net, was $0.8 million expense and $0.2 million income for the nine months ended September 30, 2009 and 2008, respectively. Included in other expense, net for the nine months ended September 30, 2009 were $0.4 million of direct acquisition costs. Net interest expense was $0.1 million for the nine months ended September 30, 2009 compared to net interest income of $6,000 for the nine months ended September 30, 2008, The shift between interest expense and interest income was primarily the result of higher average long-term debt balances and due to lower interest rates on investments. Other income, net, also included foreign exchange losses of $0.3 million for the nine months ended September 30, 2009 compared to foreign exchange gains of $0.2 million for the nine months ended September 30, 2008, respectively. The 2009 exchange losses were primarily the result of currency fluctuations on foreign cash balances and intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $0.8 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. The effective income tax rate for continuing operations was 19.5% for the nine months ended September 30, 2009, compared with 27.1% for the same period of 2008. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential, specifically a research and development tax credit study at our Panlab subsidiary resulting in a tax benefit, and changes in our valuation allowance.

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

During the nine months ended September 30, 2009, no charges were recorded relating to the 2008 restructuring. During the nine months ended September 30, 2008, we recorded charges relating to the 2008 restructuring of approximately $1.8 million. These charges were comprised of $1.0 million in severance payments, $0.4 million in various other costs, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.1 million in facility closure costs.

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation and exit its general fabrication business as part of its ongoing business improvement initiative. During the nine months ended September 30, 2009, we recorded restructuring charges in our Scie-Plas, Biochrom, Hoefer and Harvard Apparatus businesses related to the 2009 restructuring plan of approximately $0.6 million. These charges were comprised of $0.3 million in severance payments, $0.1 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

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

In our consolidated statements of cash flows, we have elected to combine the cash flows from both continuing and discontinued operations within each category, as allowed by FASB ASC 230 “Statement of Cash Flows” (formerly SFAS No. 95, “Statement of Cash Flows”). Unless specifically noted otherwise, our discussion of our cash flows below refers to combined cash flows from both continuing and discontinued operations.

The Company ended the third quarter of 2009 with cash and cash equivalents of $14.6 million compared to $13.7 million at December 31, 2008. As of September 30, 2009 and December 31, 2008, the Company had $9.0 million and no borrowings, respectively, outstanding under its credit facility. The borrowings under the credit facility were related to our recent acquisition of Denville Scientific. The Company’s Panlab subsidiary had $26,000 and $1.4 million in bank debt outstanding at September 30, 2009 and December 31, 2008, respectively.

Overview of Cash Flows

(Cash flow information includes cash flows for both continuing and discontinued operations)

(in thousands, unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operations:
Net income (loss)	$3,441	$(403)
Changes in assets and liabilities	1,500	(6,054)
Other adjustments to operating cash flows	4,197	7,829

Net cash provided by operating activities	9,138	1,372

Investing activities:
Acquisitions and divestitures	(12,812)	(752)
Other investing activities	(955)	(1,433)

Net cash used in investing activities	(13,767)	(2,185)

Financing activities:
Proceeds (repayments) of debt, net	7,635	(5,468)
Other financing activities	(2,292)	475

Net cash provided by (used in) financing activities	5,343	(4,993)

Effect of exchange rate changes on cash	233	(740)

Increase (decrease) in cash and cash equivalents	$947	$(6,546)

Our operating activities generated cash of $9.1 million for the nine months ended September 30, 2009 compared to $1.4 million for the nine months ended September 30, 2008. The increase in cash flows from operations was primarily due to working capital fluctuations during the nine months ended September 30 2009, particularly a decrease in accounts receivable and improved net income.

Our investing activities used cash of $13.8 million in the nine months ended September 30, 2009 compared to $2.2 million in the nine months ended September 30, 2008. In September 2009, we acquired Denville Scientific, a privately held distributor of molecular biology products with a strong focus on liquid handling items utilized in research laboratories, for a purchase price expected to be approximately $25.3 million, The total purchase price will be determined based on Denville’s 2009 financial results and consists of approximately $12.8 million in cash paid on September 2, 2009 plus additional cash consideration, payable in two post-closing installments, which we expect to fund from our existing cash balances and our credit facility. During the nine months ended September 30, 2008, investing activities also included $0.8 million for cash conveyed with the disposition of the remaining portion of our Capital Equipment Business segment. Other investing activities during both 2008 and 2009 included purchases of property, plant and equipment and expenditures for our catalogs. We spent $0.8 million and $1.0 million in the nine months ended September 30, 2009 and 2008, respectively, on capital expenditures. During the next twelve months, we expect to spend approximately $1.2 million on capital expenditures. Catalog costs were approximately $0.1 million for the nine months ended September 30, 2009, compared to $0.4 million for the same period last year. The greater spending during the nine months ended September 30, 2008 reflected the cost of issuing a 900-page Harvard Apparatus catalog.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. As of September 30, 2009 and December 31, 2008, the Company had $9.0 million and no borrowings, respectively, outstanding under its credit facility. The borrowings under the credit facility were related to our recent acquisition of Denville Scientific. During the nine months ended September 30, 2009, financing activities provided cash of $5.3 million compared to cash used of $5.0 million for the same period last year. During the nine months ended September 30, 2009, we repurchased in the open market approximately 0.8 million shares of our common stock at a total cost of $2.4 million, including commissions, and repaid $1.4 million of debt. During the nine months ended September 30, 2008, we repurchased in the open market approximately 57,000 shares of our common stock at a total cost of $0.3 million, including commissions, and we repaid $5.6 million of debt.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 6, 2012. Borrowings under the credit facility bear interest at LIBOR plus 4.0%. The new facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

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

During the past year, the U.S. dollar’s movement in relation to those currencies resulted in an adverse translation effect on our consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in a decrease in revenues of $5.4 million and expenses of $4.3 million (net $1.1 million) during the nine months ended September 30, 2009.

The gain associated with the translation of foreign equity into U.S. dollars was approximately $2.3 million compared to a loss associated with the translation of foreign equity into U.S. dollars of approximately $3.5 million during the nine months ended September 30, 2009 and 2008, respectively. In addition, currency fluctuations resulted in approximately $0.3 million in foreign currency losses during the nine months ended September 30, 2009 and $0.2 million in foreign currency gains during the nine months ended September 30, 2008.

Since September 30, 2008, the U.S. dollar appreciated approximately 10% against the British pound and depreciated 4% against the Euro. Approximately 54% of the Company’s revenues are derived from business transacted in British pounds or Euros. If the U.S. dollar remains at current rates or strengthens against the British pound and Euro, the Company’s earnings and cash flows, stated in U.S. dollars, will be affected negatively.

The U.S. dollar weakened against the British pound and the Euro since December 31, 2008. The weaker U.S. dollar has caused our foreign net assets to translate to a greater value, stated in U.S. dollars, which has a positive effect on the Company’s Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. At September 30, 2009, the Company’s Stockholders’ Equity was higher by $2.3 million as compared to the value at December 31, 2008, due the translation of foreign net assets based on a weaker dollar.

As of September 30, 2009, As of September 30, 2009 and December 31, 2008, the Company had $9.0 million and no borrowings, respectively, outstanding under its credit facility. The borrowings under the credit facility were related to our recent acquisition of Denville Scientific. In addition, as of September 30, 2009, our Panlab subsidiary held notes payable of $26,000 denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates.

In order to mitigate the impact of changes in foreign currency exchange rates, during the nine months ended September 30, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) 260, “Earnings per Share” (formerly FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). Under FASB ASC 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued guidance now codified as FASB ASC 815, “Derivatives and Hedging” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. The disclosure requirements apply to all derivative instruments within the scope of FASB ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under FASB ASC 815. Since this guidance requires only additional disclosures concerning derivatives and hedging activities, the adoption did not affect our consolidated results of operations or financial position.

In April 2009, the FASB issued guidance now codified as FASB ASC 820, “Fair Value Measurements and Disclosures” (formerly FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). FASB ASC 820 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued guidance now codified as FASB ASC 825, “Financial Instruments” (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods beginning after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued guidance now codified as FASB ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). FASB ASC 855 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position. The Company has evaluated subsequent events through November 9, 2009, the date of issuance of our consolidated financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC 105, “Generally Accepted Accounting Principals” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued guidance now codified as FASB ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). FASB ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard on January 1, 2010. We are evaluating the effect, if any, that the adoption of this guidance will have on our consolidated results of operations or financial position. Historically, we have not had any material transfer of financial assets.

In June 2009, the FASB issued guidance now codified as FASB ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard on January 1, 2010. We are evaluating the effect, if any, that the adoption of this guidance will have on our consolidated results of operations or financial position. Historically, we have not had any variable interest entities.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”. This ASU provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. We do not expect the adoption of this standard to have a material effect on our results of operations or financial position.

In October 2009, the FASB issued ASU No. 2009-13 – “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (formerly EITF Issue No. 08-1). This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We have not determined the effect, if any, that the adoption of this guidance will have on our consolidated results of operations or financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2009, we had $9.0 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 4.0%. At September 30, 2009, the interest rate on this debt was 4.25%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of September 30, 2009 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of September 30, 2009	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$90
Interest rates increase by 2.0%	$180

In addition, as of September 30, 2009, our Panlab subsidiary held notes payable of $26,000 compared to $1.4 million at December 31, 2008, denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates. A 10% appreciation in the U.S. dollar relative to the Euro at the September 30, 2009 currency exchange rates would have resulted in an increase in the cumulative translation adjustments on our balance sheet of $2,600 relating to the notes held by our Panlab subsidiary.

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

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no purchases by the Company of the Company’s common stock during the three months ended September 30, 2009.

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over 24 months. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. On November 3, 2009, the Board of Directors extended this program for an additional year.

During the three and nine months ended September 30, 2009, the Company repurchased in the open market no shares and 811,872 shares of common stock, respectively, at an aggregate cost of $0 and $2.4 million, respectively, including commissions under the stock repurchase program.

Item 6.	Exhibits

Exhibit Index

2.1	Asset Purchase Agreement, dated September 2, 2009, by and among Harvard Bioscience, Inc., as Parent, and DAC Acquisition Holding, Inc., as Purchaser, Denville Scientific, Inc., as Seller, and Walter Demsia and Ryan Sharp, as Shareholders, incorporated by reference to Form 8-K dated September 2, 2009 and filed on September 9, 2009.

10.1	Amended and Restated Revolving Credit Loan Agreement, dated as of August 7, 2009, by and among Harvard Bioscience, Inc. and the Lenders from time to time party thereto, including Bank of America, N.A. (both in its capacity as “Lender” and in its capacity as “Agent”), and Brown Brothers Harriman & Co., incorporated by reference to Form 8-K dated August 7, 2009 and filed on August 13, 2009.

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer

Date: November 9, 2009