Form 10-K
period 2009-12-31
HARVARD BIOSCIENCE INC
filed 2010-03-11
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐    NO ☒

The aggregate market value of 24,271,475 shares of voting stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $95,872,326 based on the closing sales price of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”) on that date. Shares of the Registrant’s Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 1, 2010, there were 29,584,436 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be held on May 27, 2010, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, our business strategy, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates, our expectations regarding future costs of product revenues, our anticipated compliance with the covenants contained in our credit facility, the adequacy of our financial resources and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “strategy,” “potential,” “new,” “goal” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 8 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

PART I

Item 1.	Business.

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer and marketer of a broad range of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. We sell our products to thousands of researchers in over 100 countries primarily through our 850 page catalog (and various other specialty catalogs), our website, through distributors, including GE Healthcare, Thermo Fisher Scientific Inc. and VWR, and via our field sales organization. We have sales and manufacturing operations in the United States, the United Kingdom, Germany and Spain and sales facilities in France and Canada.

Our History

Our business began in 1901 under the name Harvard Apparatus and has grown over the years with the development and evolution of modern life science tools. Our early inventions included the mechanical syringe pump in the 1950s for drug infusion and the microprocessor controlled syringe pump in the 1980s.

In March 1996, a group of investors led by our CEO and President acquired a majority of the then existing business of our predecessor, Harvard Apparatus. Following this acquisition, we redirected the focus of the Company to participate in the higher growth areas, or bottlenecks, within life science research by acquiring and licensing innovative technologies while continuing to grow the existing business through internal product development and marketing, partnerships and acquisitions. Since March 1996, we have completed 20 business or product line acquisitions related to our continuing operations and internally developed many new product lines including: new generation Harvard Apparatus syringe pumps, PHD Ultra series of syringe pumps, advanced Inspira ventilators, GeneQuant DNA/RNA/protein calculators, Ultrospec spectrophotometers, our microliter spectrophotometer, 2D electrophoresis products, UVM plate readers and the BTX-MOS 96 well electroporation system.

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment had been such that this business did not meet our expectations and on our decision to focus our resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, Maia Scientific, both part of our Capital Equipment Business Segment. In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment.

Unless otherwise indicated, the discussion of our business and our products is focused on our Apparatus and Instrumentation Business.

Our Strategy

Our goal is to become a leading provider of tools for life science research.

Our strategy is to have a broad range of highly specialized but relatively inexpensive products that have strong positions in niche markets in life science research. We believe that:

•	Having a broad product offering reduces the risk of being dependent on a single technology;

•	Having relatively inexpensive products reduces the volatility associated with expensive capital equipment; and

•	Focusing on niche markets reduces head-to-head competition with the major instrument companies.

We seek to grow this range of products through a combination of organic growth driven by internal development of new products, direct marketing, distribution channel expansion and the acquisition of closely related products. We use acquisitions to expand our product offerings because we believe we can use our well-established brands and distribution channels to accelerate the growth of these acquired products. We also believe that our expertise in operational management frequently allows us to improve profitability at acquired companies.

Our Products

Today, our broad product range is generally targeted towards two major application areas: ADMET testing and molecular biology and liquid handling.

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

Toxicology—Precision Infusion Pumps and Behavioral Products

Infusion pumps, typically syringe pumps, are used to accurately infuse very small quantities of liquid, commonly drugs. Infusion pumps are generally used for long-term toxicology testing of drugs by infusion into animals, usually laboratory rats. We sell a wide range of different types of syringe pumps and many other products for infusing samples into and collecting samples from tissues, organs and animals. We expanded our range of infusion pumps with the acquisition of KD Scientific in 2004. In May 2009, we introduced the new Harvard Apparatus PHD Ultra series of syringe pumps and in October 2009, we launched the new KDS Legato 200. We also design and manufacture behavioral products used in neuroscience, cardiology, psychological and respiratory studies to evaluate the effects of situational stimuli, drugs and nutritional infusions on motor and sensory, activity and learning and test behavior. We expanded our behavioral product offerings with the acquisition of Panlab in October 2007.

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

Electroporation Products

Our BTX brand includes our electroporation products include systems and generators, electrodes and accessories for research applications including in vivo, in ovo and in vitro gene delivery, electrocell fusion and nuclear transfer cloning. Through the application of precise pulsed electrical signals, electroporation systems open small “pores” in cell membranes allowing genes and/or drugs to pass through the cell membranes. The principal advantages of electroporation over other transfection techniques are speed, and the fact that electroporation does not require harsh chemicals that can interfere with or change cell function. In 2004, we launched our BTX MOS 96 well electroporation system, which greatly increase the throughput of this otherwise essentially manual technique.

Distributed Products

In addition to our proprietary manufactured products, we buy and resell through our catalog products that are made by other manufacturers. We have negotiated supply agreements with the majority of the companies that provide our distributed products. These supply agreements specify pricing only and contain no minimum purchase commitments. Each of these agreements represented less than two percent of our revenues for the year ended December 31, 2009. Distributed products accounted for approximately 24% of our revenues for the year ended December 31, 2009. These distributed products enable us to provide our customers with a single source for their experimental needs. These complementary products consist of a large variety of devices, instruments and consumable items used in experiments involving cells, tissues, organs and animals in the fields of proteomics, physiology, pharmacology, neuroscience, cell biology, molecular biology and toxicology. We believe that many of our proprietary manufactured products are leaders in their fields; however, researchers often need complementary products in order to conduct particular experiments. Most of these complementary products come from small companies that do not have our extensive distribution and marketing capabilities to reach these researchers.

Molecular Biology and Liquid Handling

We primarily sell these products through our distributors, including GE Healthcare, under their brand names. These products are mainly scientific instruments such as spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes or apparatus such as gel electrophoresis units. The instrumentation products are typically sold for prices ranging from $5,000 to $10,000. The apparatus products typically sell for less than $5,000.

We expanded our molecular biology product offerings with the September 2009 acquisition of Denville Scientific, Inc. (“Denville”), a distributor of molecular biology laboratory consumables, with a strong focus on liquid handling consumables utilized in research laboratories. Denville’s field sales force sells these primarily Denville branded products to end users in universities and other research laboratories. This acquisition expands our field sales capabilities and provides access to the laboratory consumables market, which is currently estimated to be an approximately $1 billion market.

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

Multi-Well Plate Readers

Multi-well plate readers are widely used for high throughput screening assays in the drug discovery process. The most common format is 96 wells per plate. Plate readers use light to detect chemical interactions. We introduced a range of these products in 2001 beginning with absorbance readers and followed by luminescence readers. Our Asys Hitech subsidiary manufactures these products, and we primarily sell them through distributors under our Asys Hitech brand name. In June 2006, we expanded our multi-well plate reader offerings with the purchase of selected assets of Anthos Labtec Instruments GmbH (“Anthos”), a subsidiary of Beckman Coulter, Inc. We acquired Asys Hitech in December 2001 through our Biochrom subsidiary.

Amino Acid Analysis Systems

An amino acid analysis system uses chromatography to separate the amino acids in a sample and then uses a chemical reaction to detect each one in turn as they flow out of the chromatography column. Amino acids are the building blocks of proteins. In June 2000, we acquired substantially all of the amino acid analysis systems business of the Biotronik subsidiary of Eppendorf-Netheler-Hinz GmbH and integrated it with the existing amino acid analysis systems business in our Biochrom subsidiary. We sell these systems, which are more expensive than most of our products, through Biochrom’s U.S. direct sales force and through distributors internationally.

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

Gel Electrophoresis Systems

Gel electrophoresis is a method for separating and purifying DNA, RNA and proteins. In gel electrophoresis, an electric current is run through a thin slab of gel and the DNA, RNA or protein molecules separate out based on their charge and size. The gel is contained in a plastic tank with an associated power supply. We entered this market with the acquisition of Scie-Plas in November 2001 and greatly expanded our range of gel electrophoresis products with our November 2003 acquisition of Hoefer. Approximately half of Hoefer revenues come from a distribution partnership with GE Healthcare. Hoefer also markets its products through other distributors and through a catalog/web distribution channel under the Hoefer name. We expanded our presence in this market with the acquisition of Denville in September 2009.

Consumables

Our offering of molecular biology laboratory consumables with a liquid handling focus consists primarily of such products as pipettes, pipette tips, autoradiography film, gloves, thermal cycler accessories and reagents, which we sell through our field sales force in the U.S. We dramatically expanded our presence in this market with the acquisition of Denville in September 2009.

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

We conduct direct sales in the United States, the United Kingdom, Germany, France, Spain and Canada. We sell primarily through distributors in other countries. Aggregate sales to our largest customer, GE Healthcare, a distributor with end-users similar to ours, accounted for approximately 12% of our revenues for the year ended December 31, 2009 compared to 15% of our revenues for the year ended December 31, 2008. We have several thousand customers worldwide and no other customer accounted for more than 6% of our revenues for such periods. Our acquisition in September 2009 of Denville expands our U.S. field sales capabilities and provides access to the laboratory consumables market.

Sales and Marketing

For the year ended December 31, 2009, revenues from direct sales to end-users through our Harvard Apparatus catalog (and various other specialty catalogs) and the electronic version of our catalog on our website represented approximately 30% of our revenues; revenues from direct sales to end-users through our direct sales force represented approximately 22% of our total revenues; and revenues from sales of our products through distributors represented approximately 48% of our revenues.

Direct Sales

We periodically produce and mail a Harvard Apparatus full line catalog, most recently launched in March 2010, which contains approximately 11,000 products on 850 pages and is printed in varying quantities ranging from 50,000 to 100,000 copies. The latest catalog, which is accessible on our website, serves as the primary sales tool for the Harvard Apparatus product line, which includes both proprietary manufactured products and complementary products from various suppliers. Our leadership position in many of our manufactured products creates traffic to the catalog and website, enables cross-selling and facilitates the introduction of new products. In addition to the comprehensive catalog, we create and mail abridged catalogs that focus on specific product areas along with direct mailers and targeted e-mailers, which introduce or promote new products. We distribute the majority of our products ordered from our catalog, through our worldwide subsidiaries. In those regions where we do not have a subsidiary, or for products which we have acquired that had distributors in place at the time of our acquisition, we use distributors.

Distributors

GE Healthcare is our largest distributor, accounting for 12%, 15% and 17% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Historically, GE Healthcare has been our primary distributor, marketer and seller of a significant portion of our spectrophotometer and DNA/RNA calculator product lines of our Biochrom subsidiary. In April 2008, our Biochrom subsidiary entered into a new distribution agreement with GE Healthcare. This distribution agreement between Biochrom and GE Healthcare is a continuation of a long standing relationship between the companies. Under the terms of the agreement, GE Healthcare will serve as the exclusive, worldwide (except Canada) distributor, marketer and seller of a significant portion of the spectrophotometer and DNA/RNA calculator product lines sold by Biochrom, including the microliter spectrophotomer to which GE Healthcare has exclusive access on a worldwide basis including Canada.

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

In addition to engaging GE Healthcare as the primary distributor for our Biochrom and Hoefer products, we also engage distributors for the sales of Harvard Apparatus, Warner, BTX, KD Scientific, Asys Hitech, Anthos, Panlab and SciePlas branded products in certain areas of the world and for certain product lines. In those regions where we do not have a subsidiary, and for products that we have acquired that had distributors in place at the time of our acquisition, we use distributors.

Backlog

Our order backlog was approximately $7.4 million as of December 31, 2009 and 2008, respectively. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period. We typically ship our backlog at any given time within 90 days.

Research and Development

Our principal research and development mission is to develop products that address growth opportunities within the life science research process, particularly for application in the areas of ADMET testing and molecular biology and liquid handling. We are also working to develop new products aimed at long term opportunities in the emerging field of regenerative medicine.

Our research and development expenditures were approximately $4.4 million, $4.0 million and $3.7 million in 2009, 2008 and 2007, respectively. The increase in research and development expenses during 2009 was primarily due to increased development efforts at our Harvard Apparatus business related to the 2009 introduction of the PHD Ultra series of syringe pumps and the KDS Legato 200 pump and at Biochrom related to the spectroscopy business. We anticipate that we will continue to make investments in research and development activities as we deem appropriate given the circumstances at such time. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and collaborations, and acquiring products through business and technology acquisitions.

We maintain development staff in most of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation level. In-house development is focused on our current technologies. For major new technologies, our strategy has been to partner with universities, government labs or pharmaceutical companies to develop technology into commercially viable products to address research scientists’ changing needs.

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

Our manufacturing operations primarily involve assembly and testing activities. We manufacture syringe pumps, ventilators, cell injectors, molecular sample preparation products and electroporation products in Holliston, Massachusetts. The manufacture of our cell biology and electrophysiology products takes place in both our Holliston, Massachusetts facility and our Hamden, Connecticut facility. We manufacture spectrophotometers, amino acid analysis systems, low-volume, high-throughput liquid dispensers and our plate readers in our Cambridge, England facility. We manufacture our surgery and anesthesia related products and physiology-teaching products in Edenbridge, England. We manufacture our complete organ testing systems in March-Hugstetten, Germany. Our electrophoresis products are manufactured at our San Francisco, California facility. Behavioral science products are manufactured in our Barcelona, Spain facility.

Competition

The markets into which we sell our products are highly competitive, and we expect the intensity of competition to continue or increase. We compete with many companies engaged in developing and selling tools for life science research. Many of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development and commercialization than we have. Moreover, our competitors may have greater name recognition than we do, and many offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products, which could render our products obsolete. We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging technologies. We are not aware of any significant products sold by us, as being currently obsolete.

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

We compete with several companies that provide instruments for ADMET testing and molecular biology. In the ADMET testing area, we compete with, among others, Amaxa GmbH, Becton, Dickinson and Company, Eppendorf AG, Kent Scientific Corporation, Razel Scientific Instruments, Inc. and Ugo Basile. In the molecular biology products area, we compete with, among others, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Eppendorf AG, Invitrogen Corporation, MDS Analytical Technologies, PerkinElmer, Inc. and Thermo Fisher Scientific Inc.

Seasonality

Our business is generally not seasonal, however, sales and earnings in our third quarter are usually flat to down sequentially primarily because there are a large number of holidays and vacations during the quarter, especially in Europe. Our fourth quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many of our customers tend to spend budgeted money before their own fiscal year ends.

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

We do not believe that our products infringe on the intellectual property rights of any third party. We cannot assure you, however, that third parties will not claim such infringement by us or our licensors with respect to current or future products. We expect that product developers in our market will increasingly be subject to such claims as the number of products and competitors in our market segment grows and the product functionality in different market segments overlaps. In addition, patents on production and business methods are becoming more common and we expect that more patents will be issued in our technical field. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Moreover, such royalty or licensing agreements, if required, may not be on terms advantageous to us, or acceptable at all, which could seriously harm our business or financial condition.

“Harvard” is a registered trademark of Harvard University. The marks “Harvard Apparatus” and “Harvard Bioscience” are being used pursuant to a license agreement entered into in December 2002 between Harvard University and Harvard Bioscience, Inc.

Government Regulation

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate. In particular, our current products are not subject to pre-market approval by the United States Food and Drug Administration (“FDA”) for use on human clinical patients. As we continue to develop new products for regenerative medicine applications, we expect that we will seek approvals from the FDA for certain such products for use in clinical applications. In addition, we believe we are currently in compliance with all relevant environmental laws.

Employees

As of December 31, 2009, we employed 348 employees, of which 331 are full-time and 17 are part-time. Geographical residence information for these employees is summarized in the table below:

As of December 31, 2009
United States	181
United Kingdom	102
Spain	42
Germany	14
Canada	6
France	3

Total	348

We believe that our relationship with our employees is good. None of our employees is subject to any collective bargaining agreement.

Discontinued Operations

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment had been such that this business did not meet our expectations and on our decision to focus our resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005.

In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc.

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6,000,000 and (ii) 8% of the revenue generated above $6,000,000 each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During 2008, we recorded a loss on sale of the Union Biometrica business of $3.3 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain. During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

Geographic Area

Financial information regarding geographic areas in which we operate is provided in Note 17 of the “Notes to Consolidated Financial Statements,” which are included elsewhere in this report.

Available Information and Website

Our website address is www.harvardbioscience.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and exhibits and amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act are available for review on our website. Any such materials that we file with, or furnish to, the Securities and Exchange

Commission in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

As previously discussed, our actual results could differ materially from our forward-looking statements. Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur our business operations, performance and financial condition could be adversely affected and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this 2009 Form 10-K.

The ongoing economic downturn and continued uncertainty in the financial markets and other adverse changes in general conditions may exacerbate certain risks affecting our business.

The current global financial crisis that began in 2008 has caused disruption in the financial markets, including severely diminished liquidity and credit availability. While these conditions have not impaired our ability to access credit markets to date, there can be no assurance that these conditions will not adversely affect our ability to do so in the future, particularly if there is further deterioration in the world financial markets and major economies.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Continued concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could continue to negatively impact demand for our products. If economic growth in the U.S. and other countries continues to be slow and does not improve, customers may delay purchasing of our products. The on-going tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products. If global economic and market conditions, or economic conditions in the United States, remain uncertain or persist, spread, or deteriorate further, we may experience a material adverse effect on our business, operating results and financial condition. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. We cannot project the extent of the impact of the economic environment on our industry or us.

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

We may have difficulty successfully integrating the acquired businesses, the domestic and foreign operations or the product lines, and as a result, we may not realize any of the anticipated benefits of the acquisitions. Most recently, we completed the acquisition of Denville Scientific, Inc. in September 2009. We cannot assure that our growth rate will equal the growth rates that have been experienced by us and the acquired companies, respectively, operating as separate companies in the past.

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

Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, resulting in an impact on our results of operations.

Accounting for goodwill and other intangible assets may have a material adverse effect on us.

We assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASU”) 360, “Property, Plant and Equipment” (formerly Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with FASB ASU 350, “Intangibles-Goodwill and Other” (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by FASB ASU 360 and FASB ASU 350, which could have an adverse effect on net income for the period in which the write off occurs. At December 31, 2009, our continuing operations had goodwill and intangible assets of $54.5 million, or 51%, of our total assets.

Future changes in financial accounting standards may adversely affect our reported results of operations.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. These new accounting pronouncements may adversely affect our reported financial results.

If our accounting estimates are not correct, our financial results could be adversely affected.

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 38. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected. Additionally, our acquisition of Denville requires that a final contingent payment be made to the seller in 2010. To the extent that the final payment differs from our estimate of that payment, included in the Company’s balance sheet as of December 31, 2009, our 2010 results of operations could be significantly impacted.

Our business is subject to economic, political and other risks associated with international revenues and operations.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 52% of total revenues for 2009. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenues in the foreseeable future. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Accordingly, our future results could be harmed by a variety of factors, including:

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

We are also subject to the risks of fluctuating foreign exchange rates, which could have a materially adverse effect on the sales price of our products in foreign markets, as well as the costs and expenses of our foreign subsidiaries. Generally, we do not use forward exchange contracts to hedge our foreign currency exposure. However, in order to mitigate the impact of changes in foreign currency exchange rates, we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

Currency exchange rate fluctuations may have a negative impact on our reported earnings.

Approximately 48% of our business from continuing operations during 2009 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency translation and transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco, California facility and exit its general fabrication business as part of its ongoing business improvement initiative.

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

We may be unsuccessful in developing new products for existing markets.

Our strategy includes developing new products to drive organic growth in our businesses. We may be unsuccessful developing new products that will be well received in existing markets. The products we develop may have less market demand than we anticipate or the demand may be at substantially lower prices than we anticipate. Our competitors may develop new products or technologies that diminish demand for our new products. Our customers may receive decreased funding levels, which may cause their demand for our products to decrease. Our efforts to develop new intellectual property and new products may be costly. Substantial failure in our new product development program could have a material impact on our results of operation and our financial condition.

We may be unsuccessful in launching new products or expanding product offerings in the field of regenerative medicine.

We recently announced the launch of our new ORGANIZER Series Model 100 “In Breath” bioreactor, which is our first product in the field of regenerative medicine. We also announced that we intend to develop a series of products to address what we believe is a long-term growth opportunity in the field of regenerative medicine. Although we believe the field of regenerative medicine presents long-term opportunities for the Company, we may be unsuccessful in identifying and pursuing such opportunities. We may be unsuccessful in introducing new products in the field of regenerative medicine, expanding current product offerings and commercializing new technologies. In addition, there may be a lack of demand in the present or in the future for the products that we introduce in the field of regenerative medicine. We may be required to obtain regulatory approvals, including FDA approvals, for our products in the field of regenerative medicine and there is no assurance that we will be able to successfully obtain such approvals on a timely basis or at all.

The current size and the anticipated size of the regenerative medicine market may be smaller than what we currently believe. In addition, the existence and size of the opportunities that we believe are currently, or may in the future be, available to the Company may not exist or develop. We may experience competition from many competitors, some of whom may have greater resources or better products or technologies than we do. Our customers may experience decreased demand for our products and research funding levels from endowments at our university customers may decrease. Finally, we will need to acquire, develop and protect our intellectual property, which may involve significant costs, and operate without infringing on the intellectual property of others. Any failure in our pursuit of opportunities in the field of regenerative medicine could have a material impact on our financial condition and results of operations.

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

Because the market for life science tools is characterized by technological change and frequent new product introductions, our product lines may be made obsolete unless we are able to continually improve existing products and develop new products. To meet the evolving needs of customers, we must continually enhance our current and planned products and develop and introduce new products. However, we may experience difficulties that may delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, our product lines are based on complex technologies that are subject to change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the changes affecting each of the different markets we serve or intend to serve. Our failure to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers could cause our product sales to decline, and we could experience significant losses.

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

We have a $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. As of December 31, 2009 and 2008, we had borrowings of $13.3 million and no borrowings, respectively, under the credit facility. The credit facility includes covenants relating to income, debt coverage and cash flow and minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the $20.0 million facility may become immediately due and payable. This immediate payment may negatively impact our financial condition.

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

If we raise additional funds through the sale of equity or convertible debt or equity-linked securities, existing percentages of ownership in our common stock will be reduced. In addition, these transactions may dilute the value of our outstanding common stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable. In addition, our revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders, contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. If future financing is not available or is not available on acceptable terms, we may have to alter our operations or change our business strategy. We cannot assure you that the capital required to fund operations or our acquisition strategy will be available in the future.

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

For 2009, approximately 12% of our revenues were generated through two distribution agreements with GE Healthcare.

In April 2008, our Biochrom subsidiary entered into a new distribution agreement with GE Healthcare. This distribution agreement between Biochrom and GE Healthcare, formerly Amersham Biosciences, is a continuation of a long standing relationship between the companies. Under the terms of the agreement, GE Healthcare will serve as the exclusive, worldwide (except Canada) distributor, marketer and seller of a significant portion of the spectrophotometer and DNA/RNA calculator product lines sold by Biochrom, including the microliter spectrophotometer to which GE Healthcare has exclusive access to on a worldwide basis including Canada. We are restricted from allowing another person or entity to distribute, market and sell into the life sciences market the products that Biochrom makes specifically for GE Healthcare. We have little or no control over GE Healthcare’s marketing and sales activities or the use of its resources. GE Healthcare may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by GE Healthcare to perform these activities could materially adversely affect our business and growth prospects. In addition, our inability to enter into a new agreement with GE Healthcare for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue. The term of the agreement expires December 31, 2012, may be extended by GE Healthcare for additional one-year periods and may be terminated by either party upon one year advance written notice after March 27, 2009. Additionally, upon breach of certain terms of the agreement by either party, the agreement may be terminated with a 60-day notice period.

The second distribution agreement, between Hoefer, Inc., our subsidiary, and GE Healthcare was entered into in November 2003 in connection with our acquisition of certain assets of the Hoefer 1-D gel electrophoresis business, including the Hoefer name, from Amersham Bioscience. The agreement provides that Hoefer will be the exclusive supplier of 1-D gel electrophoresis products to GE Healthcare. Hoefer also has the right to develop, manufacture and market 2-D gel electrophoresis products, which would be offered to GE Healthcare for sale under GE Healthcare’s brand name. Hoefer has the right to sell any of its products, under the Hoefer brand name or any other non-GE Healthcare brand name, through other distribution channels, both direct and indirect. This contract has a five-year term with an automatic five-year renewal period, and may be terminated after five years with a one-year advance notice under certain circumstances. Additionally, upon breach of certain terms of the agreement, such as pricing, exclusivity and delivery, by either party, the agreement may be terminated with a 30-day notice period.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. Several of our products are based on patents that are closely surrounded by patents held by competitors or potential competitors. As a result, we believe there is a greater likelihood of a patent dispute than would be expected if our patents were not closely surrounded by other patents. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings would be costly and divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits should they occur. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including:

•	volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	technological innovations by competitors or in competing technologies,

•	revenues and operating results fluctuating or failing to meet the expectations of management, securities analysts, or investors in any quarter,

•	comments of securities analysts and mistakes by or misinterpretation of comments from analysts, downward revisions in securities analysts’ estimates or management guidance,

•	investment banks and securities analysts may themselves be subject to lawsuits that may adversely affect the perception of the market,

•	conditions or trends in the biotechnology and pharmaceutical industries,

•	announcements of significant acquisitions or financings or changes in strategic partnerships,

•	non-compliance with the internal control standards pursuant to the Sarbanes-Oxley Act of 2002, and

•	a decrease in the demand for our common stock.

In addition, public stock markets have experienced extreme price and trading volatility. The stock market and the NASDAQ Global Market in general, and the biotechnology industry and small cap markets in particular, have experienced significant price and volume fluctuations that at times may have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may further harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Any issuance of preferred stock in the future may dilute the rights of our common stockholders.

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

The Company’s eight principal facilities incorporate manufacturing, development, sales and marketing, and administration functions. Our facilities consist of:

•	a leased 52,370 square foot facility in Holliston, Massachusetts, which is our corporate headquarters,

•	a leased 28,000 square foot facility in Cambridge, England,

•	a leased 20,853 square foot facility in Barcelona, Spain,

•	a leased 22,600 square foot facility in San Francisco, California,

•	a leased 17,436 square foot facility in South Plainfield, New Jersey,

•	an owned 15,500 square foot facility in Edenbridge, England,

•	a leased 12,031 square foot facility in March-Hugstetten, Germany, and

•	a leased 7,500 square foot facility in Hamden, Connecticut.

We also lease additional facilities for sales and administrative support in Les Ulix, France, St. Augustin, Germany and Montreal, Canada and warehouse space in Cambridge, England.

We sublease 15,000 square feet of space of our Holliston, Massachusetts facility.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such claims or proceedings.

Item 4.	(Removed and Reserved)

Item 4.A.	Executive Officers of the Registrant

The following table shows information about our executive officers as of December 31, 2009.

Name	Age	Position
Chane Graziano	71	Chief Executive Officer and Chairman of the Board of Directors

David Green	45	President and Director

Thomas McNaughton	49	Chief Financial Officer and Treasurer

Susan Luscinski	53	Chief Operating Officer

Chane Graziano has served as the Company’s Chief Executive Officer and Chairman of the Board of Directors of the Company since March 1996. Prior to joining the Company, Mr. Graziano served as the President of Analytical Technology Inc., an analytical electrochemistry instruments company, from 1993 to 1996 and as the President and Chief Executive Officer of its predecessor, Analytical Technology Inc.-Orion, an electrochemistry instruments and laboratory products company, from 1990 until 1993. Mr. Graziano served as the President of Waters Corporation, an analytical instrument manufacturer, from 1985 until 1989. Mr. Graziano has over 46 years experience in the laboratory products and analytical instruments industry. Mr. Graziano serves on the Board of Directors of Nova Holdings LLC and certain of its subsidiaries, including Nova Ventures Corporation, and Advion BioSciences, Inc.

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

Year Ended December 31, 2009	High	Low
First Quarter	$3.18	$2.38
Second Quarter	$4.00	$2.55
Third Quarter	$4.31	$3.29
Fourth Quarter	$4.28	$3.26

Year Ended December 31, 2008	High	Low
First Quarter	$5.14	$3.85
Second Quarter	$5.19	$4.49
Third Quarter	$5.12	$4.01
Fourth Quarter	$4.58	$1.70

On February 26, 2010, the closing sale price of our common stock on the NASDAQ Global Market was $3.49 per share. There were 201 holders of record of our common stock as of February 26, 2010. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over 24 months. Under the program, shares could be repurchased from time to time and in such amounts as market conditions warranted, subject to regulatory considerations and any applicable contractual restrictions. On November 3, 2009, the Board of Directors extended this program for an additional year.

During the life of the program, we have repurchased in the open market 1,702,888 shares of common stock at an aggregate cost of $5.0 million, including commissions under the stock repurchase program. There were no purchases by the Company of the Company’s common stock during the three months ended December 31, 2009.

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

Stockholder Return Performance Graph

The following graph provides a comparison of the cumulative total stockholder return on the Company’s Common Stock from December 31, 2004 to December 31, 2009 with the cumulative return of the Russell 2000 Index and the Nasdaq Biotechnology Index over the same period. The five-year cumulative return assumes an initial investment of $100 in the Company’s Common Stock and in each index on December 31, 2004. The total return for the Company’s Common Stock and the indices used assumes the reinvestment of all dividends.

	12/04	12/05	12/06	12/07	12/08	12/09
Harvard Bioscience, Inc.	$100.00	$96.11	$110.80	$98.92	$57.24	$77.11
Russell 2000	$100.00	$104.55	$123.76	$121.82	$80.66	$102.58
NASDAQ Biotechnology	$100.00	$117.54	$117.37	$121.37	$113.41	$124.58

Item 6.	Selected Financial Data.

	For The Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$85,772	$88,049	$83,407	$76,181	$67,431
Cost of product revenues(1)	44,089	45,893	43,161	38,094	34,156

Gross profit	41,683	42,156	40,246	38,087	33,275
Operating expenses(1)	33,628	33,677	30,713	29,397	25,351

Operating income	8,055	8,479	9,533	8,690	7,924
Other income (expense), net	1,757	(829)	35	(294)	(784)

Income from continuing operations before income taxes	9,812	7,650	9,568	8,396	7,140
Income taxes	2,673	2,240	1,970	1,775	899

Income from continuing operations	7,139	5,410	7,598	6,621	6,241
Discontinued operations(1)(2)
Income (loss) from discontinued operations, net of tax	94	(457)	(5,864)	(8,962)	(38,118)
Loss on disposition of discontinued operations, net of tax	—	(3,280)	(3,088)	—	—

Total gain (loss) from discontinued operations, net of tax	94	(3,737)	(8,952)	(8,962)	(38,118)

Net income (loss)	$7,233	$1,673	$(1,354)	$(2,341)	$(31,877)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.24	$0.18	$0.25	$0.22	$0.20
Discontinued operations	0.00	(0.12)	(0.29)	(0.29)	(1.25)

Basic earnings (loss) per common share	$0.24	$0.05	$(0.04)	$(0.08)	$(1.05)

Diluted earnings per common share from continuing operations	$0.24	$0.17	$0.24	$0.21	$0.20
Discontinued operations	0.00	(0.12)	(0.29)	(0.29)	(1.24)

Diluted earnings (loss) per common share	$0.24	$0.05	$(0.04)	$(0.08)	$(1.04)

Weighted average common shares:
Basic	29,649	30,882	30,646	30,519	30,442

Diluted	29,946	31,354	31,405	31,148	30,781

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,588	$13,698	$17,889	$9,357	$7,632
Working capital	35,941	32,249	37,970	38,601	42,400
Total assets(3)	107,231	81,271	98,853	93,228	92,035
Long-term debt, net of current portion	13,308	59	5,578	3,000	8,500
Stockholders’ equity(3)	75,257	66,718	74,137	71,883	68,416

(1)	On January 1, 2006, we adopted FASB ASC 718, “Compensation—Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No.123(R)”), which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted FASB ASC 718 using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FASB ASC 718.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2009, 2008, 2007 and 2006 was $2.5 million, $2.0 million, $2.4 million and $2.1 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan, as applicable, and was recorded as a component of cost of product revenues, operating expenses and discontinued operations, net of tax.

(2)	During the quarter ended September 30, 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business segment was based on the fact that market conditions for the Capital Equipment Business had been such that this business did not meet our expectations and on our decision to focus our resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting the Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. During 2005, we recorded abandonment, impairment and write-down charges related to our Capital Equipment Business segment of approximately $28.7 million on goodwill and other long-lived assets. During the year ended December 31, 2006, we utilized a market approach and re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on this evaluation, we recorded additional asset impairment charges of approximately $3.9 million.

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

During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

The operating results of the Capital Equipment Business segment and the asset impairment charges described above are classified under the caption “Discontinued Operations.”

(3)	In September 2006, the FASB issued FASB ASC 715-20, “Compensation—Retirement Benefits, Defined Benefit Plans” (formerly SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under FASB ASC 715-20, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other accumulated comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements in FASB ASC 715-20 were effective as of the end of the first fiscal year ending after December 15, 2006. We adopted FASB ASC 715-20 effective December 31, 2006.

The incremental effect in our consolidated balance sheet of applying FASB ASC 715-20 as of December 31, 2006 is reflected in the following table:

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158
	(in thousands)
Deferred income tax assets	$10	$685	$695
Total assets	92,543	685	93,228
Other liabilities—non-current	36	2,283	2,319
Total liabilities	19,062	2,283	21,345
Accumulated other comprehensive income	7,772	(1,598)	6,174
Total stockholders’ equity	73,481	(1,598)	71,883

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 8 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

Overview

Our strategy focuses on creating value through combining tuckunder acquisitions with organic growth and operational improvements. We believe that this strategy has been successful and that our 2009 performance demonstrated the robustness of this strategy even during a major recession.

Our 2009 revenues were $85.8 million, which represented a decrease of $2.3 million, or 2.6%. A strengthened U.S. dollar during 2009 had a $4.8 million, or 5.4%, negative effect on the translation of our foreign revenues compared with 2008. Organic growth in our core businesses was down 5.8% in 2009 compared with

2008, due in large part to the global economic recession. However, during September 2009, we acquired Denville, which contributed $7.6 million, or 8.6%, to our 2009 revenues. The Denville acquisition more than offset the economic recession’s effect on our core businesses’ revenues, and offset more than half of the negative effect from the U.S. dollar’s strengthening. As a result, our 2009 revenues were down only 2.6% compared with our record 2008 level.

In spite of the general economic recession, we continued to make key investments in new product development projects aimed at bringing new generations of certain important products to market in 2010. We also made operational improvements by moving the manufacturing operations of our Scie-Plas subsidiary to our Hoefer subsidiary’s San Francisco, California location. We expect this to provide manufacturing efficiencies going forward.

Our current plan for Denville is to continue to operate it as a separate subsidiary within our molecular biology group. We will continue to seek to implement its successful growth strategy of expanding the product line, adding to the sales force and building the Denville brand name. We expect that Denville will be a significant contributor to our organic growth going forward.

Denville’s products are mostly consumable products, such as pipette tips and reagents used in popular molecular biology applications in almost every life science laboratory. Denville’s products address an approximately $1 billion market and, hence we believe, provide a good growth opportunity. However, despite the large market size, the average order size is very low, typically under $500. We believe the low average order size makes the business relatively predictable and Denville does not have the volatility of a capital equipment business. The Denville business continued its organic growth in 2009, even during a major recession.

We expect the main drivers of organic growth in 2010 to be expanding our distribution channels and new product introductions. Despite the recession, during 2009 we maintained our investments in adding field sales people in both the Harvard Apparatus and Biochrom businesses and in introducing new products. In 2009, we launched two new syringe pump products, the KDS Legato 200 and the Harvard Apparatus PHD Ultra. Together we believe they significantly improve the performance and ease of use of our syringe pump product line. We are working on additional new products that we expect will be launched over the next several quarters.

We continue to pursue our tuckunder acquisition strategy.

In short, while we faced challenging business conditions in 2009 and a significant foreign exchange headwind, we believe that through execution of our strategy of organic growth, tuck under acquisitions and operational improvements that we will be able to strengthen the company and position ourselves well for when the economy recovers. While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial crisis and its impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors”.

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

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

At December 31, 2009, we had $13.3 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination.

In the table below, we provide an overview of selected operating metrics.

	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
	($ in thousands)
Total revenues	$85,772		$88,049		$83,407
Cost of product revenues	$44,089	51.4%	$45,893	52.1%	$43,161	51.7%
Sales and marketing expenses	$11,763	13.7%	$10,970	12.5%	$10,352	12.4%
General & administrative expenses	$15,109	17.6%	$15,134	17.2%	$14,829	17.8%
Research & development expenses	$4,396	5.1%	$4,048	4.6%	$3,708	4.4%

Revenues.    We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 30% of our revenues for the years ended December 31, 2009 and 2008.

Products sold under brand names of distributors including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the years ended December 31, 2009 and 2008, approximately 48% and 54%, respectively, of our revenues were derived from sales to distributors.

For the year ended December 31, 2009, approximately 76% of our revenues were derived from products we manufacture; approximately 15% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 9% were derived from distributed products sold under our brand names. For the year ended December 31, 2008, approximately 85% of our revenues were derived from products we manufacture and approximately 15% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the years ended December 31, 2009 and 2008, approximately 52% and 60%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Sales and marketing expenses.    Sales and marketing expense consists primarily of salaries and related expenses for personnel in sales, marketing and customer support functions. We also incur costs for travel, trade shows, demonstration equipment, public relations and marketing materials, consisting primarily of the printing and distribution of our catalogs, supplements and the maintenance of our websites. We may from time to time expand our marketing efforts by employing additional technical marketing specialists in an effort to increase sales of selected categories of products in our catalog. We may also from time to time expand our direct sales organizations in an effort to concentrate on key accounts or promote certain product lines.

General and administrative expenses.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human relations functions. Other costs include professional fees for legal and accounting services, facility costs, investor relations, insurance and provision for doubtful accounts.

Research and development expenses.    Research and development expense consists primarily of salaries and related expenses for personnel and spending to develop and enhance our products and to support collaboration agreements. Other research and development expense includes fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. We believe that investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire for existing markets. Additionally, we are working to develop new products aimed at long term opportunities in the emerging field of regenerative medicine.

Stock compensation expenses.    Stock-based compensation expense recognized under FASB ASC 718 for the year ended December 31, 2009 was $2.5 million. Stock-based compensation expense recognized under FASB ASC 718 for the year ended December 31, 2008 was $2.0 million and $9,000 in our continuing operations and discontinued operations, respectively. Stock-based compensation expense recognized under FASB ASC 718 for the year ended December 31, 2007 was $2.3 million and $0.1 million in our continuing operations and discontinued operations, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.

Revenues decreased $2.3 million, or 2.6%, to $85.8 million for the year ended December 31, 2009 compared to $88.0 million for the same period in 2008. Our recently acquired Denville subsidiary contributed approximately $7.6 million in revenues. The effect of a strengthened U.S. dollar decreased the Company’s revenues for the year ended December 31, 2009 by $4.8 million, or 5.4%, compared with the same period in 2008.

Cost of product revenues.

Cost of product revenues decreased $1.8 million, or 3.9%, to $44.1 million for the year ended December 31, 2009 compared with $45.9 million for the year ended December 31, 2008. The decrease in cost of product revenues was primarily due to lower sales volumes, a $2.7 million currency effect and cost reductions in the Company’s Biochrom and Electrophoresis groups, partially offset by $4.7 million attributable to our recently acquired Denville subsidiary. Gross profit as a percentage of revenues increased to 48.6% for the year ended December 31, 2009 compared with 47.9% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to the effect of the Company’s initiatives to improve operating results.

Sales and marketing expenses.

Sales and marketing expenses increased $0.8 million, or 7.2%, to $11.8 million for the year ended December 31, 2009 compared with $11.0 million for the year ended December 31, 2008. This increase was primarily due to $1.3 million attributable to our recently acquired Denville subsidiary, partially offset by a $0.5 million favorable impact of currency exchange rates.

General and administrative expenses.

General and administrative expenses were $15.1 million for each of the years ended December 31, 2009 and 2008. On a year-to-year basis, general and administrative expenses reflected an increase of $0.5 million in stock compensation expense and $0.3 million of expenses related to our Denville subsidiary acquisition, partially offset by a $0.5 million favorable impact of currency exchange rates and $0.1 million decrease in bonus expense.

Research and development expenses.

Research and development expenses were $4.4 million for the year ended December 31, 2009 compared with $4.0 million for the year ended December 31, 2008. Excluding a $0.3 million decrease from currency effect, research and development expenses increased 16.1% for the year ended December 31, 2009 from the prior year. The increase in research and development expenses was primarily due to increased development efforts at our Harvard Apparatus business related to the 2009 introduction of the PHD series of syringe pumps and the KDS Legato 200 pump and at Biochrom related to the spectroscopy business.

Amortization of intangible assets.

Amortization of intangibles was $1.8 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively.

Other income (expense), net.

Other income (expense), net, was $1.8 million income and $0.8 million expense for the years ended December 31, 2009 and 2008, respectively. Included in other income, net for the year ended December 31, 2009 was a $2.6 million gain from adjustment of contingent consideration related to our Denville acquisition and $0.3 million of direct acquisition costs. Other, net for the year ended December 31, 2008 included the effect of $0.5 million in costs related to an asset write-off and $0.3 million of costs related to acquisition initiatives during 2008. Net interest expense was $0.2 million for the year ended December 31, 2009 compared to net interest expense of $17,000 for the year ended December 31, 2008., The increase in net interest expense was primarily the result of higher average long-term debt balances during 2009 compared to 2008 due to the Denville acquisition. Other income, net, also included foreign exchange losses of $0.3 million for the year ended December 31, 2009 compared to foreign exchange gains of $60,000 for the year ended December 31, 2008. The 2009 exchange losses were primarily the result of currency fluctuations on foreign cash balances and intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense from continuing operations was approximately $2.7 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. The effective income tax rate for continuing operations was 27.2% for the year ended December 31, 2009, compared with 29.3% for the same period of 2008. The difference between our effective tax rate and the US statutory tax rate is principally attributable to changes in our valuation allowance, foreign tax rate differential and increased research and development tax credits. If we did not have valuation allowances or if some or all of the valuation allowances were reversed, there would be an impact on our effective tax rate.

Restructuring

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco, California facility and exit its general fabrication business as part of its ongoing business improvement initiative. During the quarter ended June 30, 2009, Biochrom’s management initiated a plan to improve Biochrom’s manufacturing margins.

During the year ended December 31, 2009, we recorded restructuring charges in our Scie-Plas, Biochrom and Hoefer businesses related to the 2009 restructuring plan of approximately $0.7 million. These charges were comprised of $0.3 million in severance payments, $0.2 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

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

Discontinued Operations

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment had been such that this business did not meet our expectations and on our decision to focus our resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc.

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment. Accordingly, unless otherwise indicated, the discussion of our business is focused on our continuing operations, which constitute our Apparatus and Instrumentation businesses. During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

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

Sales and marketing expenses.

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

General and administrative expenses.

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

Research and development expenses.

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

We ended 2009 with cash and cash equivalents of $16.6 million compared to cash and cash equivalents of at December 31, 2008 of $13.7 million. As of December 31, 2009 and 2008, the Company had $13.3 million and no borrowings, respectively, outstanding under its credit facility. The borrowings under the credit facility were related to our recent acquisition of Denville. The Company’s Panlab subsidiary had $10,000 and $1.4 million in bank debt outstanding at December 31, 2009 and 2008, respectively.

Overview of Cash Flows for the years ended December 31,

	2009	2008	2007
	(in thousands)
Cash flows from operations:
Net income (loss)	$7,233	$1,673	$(1,354)
Changes in assets and liabilities	5,206	(1,564)	2,349
Other adjustments to operating cash flows	4,070	9,093	11,060

Net cash provided by operating activities	16,509	9,202	12,055

Investing activities:
Acquisitions and divestitures	(20,764)	(752)	(5,089)
Other investing activities	(1,536)	(1,876)	(1,463)

Net cash used in investing activities	(22,300)	(2,628)	(6,552)

Financing activities:
Proceeds (repayments) of debt, net	11,918	(6,270)	2,308
Other financing activities	(2,133)	(1,685)	722

Net cash provided by (used in) financing activities	9,785	(7,955)	3,030
Effect of exchange rate changes on cash	(1,104)	(3,125)	(80)

Increase (decrease) in cash and cash equivalents	$2,890	$(4,506)	$8,453

Our operating activities generated cash of $16.5 million for the year ended December 31, 2009 compared to $9.2 million for the year ended December 31, 2008. The increase in cash flows from operations was primarily due to changes in working capital year to year, particularly due to improvement in the collection period for accounts receivable.

Our investing activities used cash of $22.3 million in the year ended December 31, 2009. In September 2009, we acquired Denville Scientific, Inc.. At the time of the transaction’s closing, the aggregate purchase price was estimated to be $25.3 million, or approximately six times Denville’s estimated 2009 operating profit, subject to certain adjustments. Based on actual 2009 results for Denville, we recorded a $2.6 million pre-tax gain from the change in fair value of the contingent consideration in our fourth quarter 2009 consolidated financial statements. The Denville purchase agreement requires us to make the acquisition in three cash payments. We made the first two cash payments during 2009, totaling $20.8 million. We anticipate that we will make the final Denville payment of approximately $1.9 million in the second quarter of 2010, and that we will fund that payment from cash on hand, borrowings under our credit facility, or both. During 2009, capital expenditures totaled $1.4 million and catalog costs were $0.2 million. We expect to make approximately $1.2 million of capital expenditures during 2010. During the year ended December 31, 2008, our investing activities used cash of $2.6 million. Capital expenditures totaled $1.3 million and catalog costs totaled $0.6 million, reflecting the publication and distribution of a 900-page Harvard Apparatus catalog in 2008. Additionally, we spent $0.8 million in the disposition of a discontinued business in 2008.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the year ended December 31, 2009, financing activities provided cash of $9.8 million. We increased our debt by $11.9 million, net of repayments during the year totaling $5.0 million, and ended the year with $13.3 million of borrowings under our credit facility. The 2009 borrowings under our credit facility related to our acquisition of Denville Scientific. During 2009, we repurchased in the open market approximately 0.8 million shares of our common stock at a cost of $2.4 million, including commissions, and we received $0.3 million in proceeds from the exercise of stock options and employee stock plan purchases. During 2008, financing activities used $8.0 million cash. During 2008, we made net repayments of debt of $6.3 million, we repurchased in the open market approximately 0.9 million shares of our common stock at a cost of $2.6 million, including commissions, and we received $0.9 million in proceeds from the exercise of stock options and employee stock plan purchases.

Borrowing Arrangements

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility extending the maturity date from January 1, 2007 to December 1, 2009.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at LIBOR plus 4.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

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

Off-Balance Sheet Arrangements

We generally do not use special purpose entities or other off-balance sheet financing arrangements. However, at December 31, 2009 we had in place five currency swap contracts with notional amounts totaling $5.5 million. These contracts were used to hedge currency exposures of intercompany loans. These currency swap contracts were settled in January 2010 when the related intercompany loans were repaid.

Contractual Obligations

The following schedule represents our contractual obligations for our continuing operations, excluding interest, as of December 31, 2009.

	Total	2010	2011	2012	2013	2014	2015 and Beyond
	(in thousands)
Bank credit facility and notes payable	$13,310	$10	$—	$13,300	$—	$—	$—
Operating leases	3,914	1,610	986	762	368	120	68
Contingent consideration payable	1,913	1,913	—	—	—	—	—
Capital leases, including imputed interest	11	3	3	3	2	—	—

Total	$19,148	$3,536	$989	$14,065	$370	$120	$68

The Company had a liability at December 31, 2009 of $0.5 million for uncertain tax positions taken in an income tax return. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, this amount is not included in the above table.

Critical Accounting Policies

We believe that our critical accounting policies are as follows:

•	revenue recognition;

•	accounting for income taxes;

•	inventory;

•	valuation of identifiable intangible assets and in-process research and development in business combinations;

•	valuation of long-lived and intangible assets and goodwill; and

•	stock-based compensation.

Revenue recognition.    We follow the provisions of FASB ASC 605, “Revenue Recognition” (formerly SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in the Financial Statements, as amended by SAB No. 104, Revenue Recognition). We recognize revenue of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectibility of the sales price is reasonably assured. Sales of some of our products include provisions to provide additional services such as installation and training. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with the provisions of FASB ASC 605-20, “Revenue Recognition—Services” (formerly FASB Technical Bulletin (FTB) 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts).

We account for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition—Principal Agent Considerations” (formerly EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs), which requires all amounts charged to customers for shipping and handling to be classified as revenues. Our costs incurred related to shipping and handling are classified as cost of product revenues. Warranties and product returns are estimated and accrued for at the time sales are recorded. We have no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts. We provide for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience. Historically, product returns and warranty costs have not been significant, and they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.

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

Accounting for income taxes.    We determine our annual income tax provision in each of the jurisdictions in which we operate. This involves determining our current and deferred income tax expense as well as accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we believe that recovery does not meet this “more likely than not” standard as required in FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, Accounting for Income Taxes), we must establish a valuation allowance. If a valuation allowance is established or increased in a period, generally we allocate the related income tax expense to income from continuing operations in the consolidated statement of operations.

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. Due to the operating results of our discontinued operations, our cumulative loss position, uncertainty surrounding our forecasts and our investment in regenerative medicine, we concluded that a full valuation allowance was needed to offset most United States deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration. Should our judgment change about the previously mentioned items, we may reverse some or all of the valuation allowances. Such reversal would be recorded as an income tax benefit in the consolidated statement of operations in the period that utilization of deferred tax assets is determined to be more likely than not.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in FASB ASC 740, (formerly FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109). Interest and penalties recognized, if any, would be classified as a component of income tax expense.

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

Valuation of identifiable intangible assets acquired in business combinations.    Identifiable intangible assets consist primarily of customer relationships, trademarks, brand names and acquired technology. Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values. Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates. The value assigned to trademarks was determined by estimating the royalty income that would be negotiated at an arm’s-length transaction if the asset were licensed from a third party. A discount factor, ranging from 16% to 40%, which represents both the business and financial risks of such investments, was used to determine the present value of the future streams of income attributable to trademarks. The specific approach used to value trademarks was the Relief from Royalty (“RFR”) method. The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset. The royalty savings are then calculated by multiplying a royalty rate times a determined royalty base, i.e., the applicable level of future revenues. In determining an appropriate royalty rate, a sample of guideline, arm’s length royalty and licensing agreements are analyzed. In determining the royalty base, forecasts are used based on management’s judgments of expected conditions and expected courses of actions. The value assigned to acquired technology was determined by using a discounted cash flow model, which measures what a buyer would be willing to pay currently for the future cash stream potential of existing technology. The specific method used to value the technologies involved estimating future cash flows to be derived as a direct result of those technologies, and discounting those future streams to their present value. The discount factors used, ranging from 16% to 40%, reflect the business and financial risks of an investment in technologies. Forecasts of future cash flows are based on management’s judgment of expected conditions and expected courses of action.

Valuation of long-lived and intangible assets and goodwill.    In accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment” (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we assess the value of identifiable intangibles with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant changes in who our competitors are and what they do; significant changes in our relationship with GE Healthcare; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

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

A long-lived asset classified as “held for sale” is initially measured at the lower of carrying amount or fair value less costs to sell. In the period the “held for sale” criteria are met, we recognize an impairment charge for any initial adjustment of the long-lived assets. During each reporting period after the initial measurement, gains or losses resulting from fluctuations in the fair value less costs to sell are recognized. Gains and losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. Assets to be disposed of are separately presented in the consolidated balance sheet and long-lived assets are no longer depreciated or amortized. The assets and liabilities of a disposal group, which are classified as held for sale, are presented separately in the appropriate asset and liability sections of the balance sheet. Operating results for all periods presented are presented as discontinued operations, net of tax. In accordance with the provisions of FASB ASC 205-20, “Discontinued Operations” (formerly EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations), we elected not to allocate interest of our consolidated debt to discontinued operations.

Goodwill and Other Intangible Assets FASB ASC 350, “Intangibles-Goodwill and Others” (formerly SFAS No. 142, Goodwill and Other Intangible Assets) addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test consists of a comparison of the fair value of our reporting units with their carrying amount. If the carrying amount exceeds its fair value, we are required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired. The impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. For unamortizable intangible assets, if the carrying amount were to exceed the fair value of the asset we would write down the unamortizable intangible asset to fair value. See Note 7—Discontinued Operations, for a discussion of abandonment and impairment charges taken during 2008 within our discontinued operations.

At December 31, 2009, the market capitalization of the Company’s common shares was $105.6 million and the carrying value of net assets was $75.3 million. We reconciled our fair value calculations to our overall market capitalization to help determine the reasonableness of our assumptions. We concluded that none of the Company’s goodwill was impaired.

Stock-based compensation    We account for share-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation” (formerly SFAS No. 123), which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”).

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Stock-based compensation expense has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We value stock-based payment awards at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2009, 2008 and 2007 was $2.5 million, $2.0 million and $2.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

We record stock compensation expense on a straight-line basis over the requisite service period for all awards granted.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the British pound sterling and the Euro.

During 2009, the U.S. dollar’s strengthening in relation to those currencies resulted in an adverse translation effect on our consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in a decrease in revenues of $4.8 million and expenses of $4.0 million (net $0.8 million).

During 2008, the U.S. dollar strengthened against these currencies resulting in decreased consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in a decrease in revenues of $3.0 million and expenses of $2.6 million (net $0.4 million) during 2008.

During 2007, the U.S. dollar weakened against these currencies resulting in increased consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in an increase in revenues of $3.0 million and expenses of $2.5 million (net $0.5 million) during 2007.

The gain associated with the translation of foreign equity into U.S. dollars was approximately $2.2 million compared to a loss associated with the translation of foreign equity into U.S. dollars of approximately $8.9 million during the years ended December 31, 2009 and 2008, respectively. In addition, currency fluctuations resulted in approximately $0.3 million in foreign currency losses during the year ended December 31, 2009 and $60,000 and $45,000 in foreign currency gains during the years ended December 31, 2008 and 2007, respectively.

The U.S. dollar was weaker on December 31, 2009 against the British pound and the Euro compared with the rates at December 31, 2008. The weaker U.S. dollar has caused our foreign net assets to translate to a greater value, stated in U.S. dollars, which has a positive effect on the Company’s Accumulated Other Comprehensive

Income, a component of Stockholders’ Equity. At December 31, 2009, the Company’s Stockholders’ Equity was higher by $2.2 million as compared to the value at December 31, 2008, due to the translation of foreign net assets based on a weaker dollar.

Since December 31, 2008, the U.S. dollar depreciated approximately 9% against the British pound and depreciated 3% against the Euro. Approximately 48% of the Company’s revenues are derived from business transacted in British pounds or Euros. If the U.S. dollar remains at current rates or strengthens against the British pound and Euro, the Company’s earnings and cash flows, stated in U.S. dollars, will be affected negatively.

As of December 31, 2009 and 2008, the Company had $13.3 million and no borrowings, respectively, outstanding under its credit facility. The borrowings under the credit facility were related to our recent acquisition of Denville Scientific. In addition, as of December 31, 2009, our Panlab subsidiary held notes payable of $10,000 denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates.

In order to mitigate the impact of changes in foreign currency exchange rates, during the year ended December 31, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

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

In June 2009, the FASB issued guidance now codified as FASB ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued guidance now codified as FASB ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). FASB ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We adopted this standard on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued guidance now codified as FASB ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We adopted this standard on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”. This ASU provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. We adopted the provisions of the standard on October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In October 2009, the FASB issued ASU No. 2009-13—“Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (formerly EITF Issue No. 08-1). This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We have not determined the effect, if any, that the adoption of this guidance will have on our consolidated results of operations or financial position.

Impact of Inflation

We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We manufacture and test the majority of our products in research centers in the United States, the United Kingdom, Germany and Spain. We sell our products globally through our catalogs, direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates have affected, and may from time to time in the future affect, our operating results. In order to mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of December 31, 2009, we had $13.3 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 4.0%. At December 31, 2009, the interest rate on this debt was 4.23%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of December 31, 2009 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of December 31, 2009	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$133
Interest rates increase by 2.0%	$266

In addition, as of December 31, 2009 and 2008, our Panlab subsidiary held notes payable of $10,000 and $1.4 million, respectively, denominated in Euros. These Eurocurrency borrowings are sensitive to changes in currency exchange rates. A 10% appreciation in the U.S. dollar relative to the Euro at year-end 2009 currency exchange rates would have resulted in an increase in the cumulative translation adjustments on our balance sheet of $1,000 relating to the notes held by our Panlab subsidiary.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed under Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this report, management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. The Company acquired Denville Scientific, Inc. (“Denville”) on September 2, 2009, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, Denville’s internal control over financial reporting associated with assets of $26,432,383 million and total revenue of $7,556,000 generated by Denville that were included in the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has also been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(d).

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2009. Based on that evaluation, management concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc. and subsidiaries:

We have audited Harvard Bioscience, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harvard Bioscience, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harvard Bioscience, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Harvard Bioscience, Inc. acquired Denville Scientific, Inc. (“Denville”) during 2009, and management excluded from its assessment of the effectiveness of Harvard Bioscience, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, Denville’s internal control over financial reporting associated with total assets of $26,432,383 and total revenues of $7,556,000 included in the consolidated financial statements of Harvard Bioscience, Inc. and subsidiaries’ as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of Harvard Bioscience, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Denville.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harvard Bioscience, Inc. as of December 31, 2009 and 2008,

and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 11, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the 2010 Annual Meeting of Stockholders. Information concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K as Item 4.A. and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)  Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated:

1.	Financial Statements. The consolidated financial statements of Harvard Bioscience, Inc. and its subsidiaries filed under Item 8:

Page
	Index to Consolidated Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Harvard Bioscience, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 11, 2010

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$16,588	$13,698
Accounts receivable, net of allowance for doubtful accounts of $403 and $295, respectively	14,383	15,086
Inventories	14,406	11,901
Deferred income tax assets—current	573	306
Other receivables and other assets	2,249	2,473

Total current assets	48,199	43,464
Property, plant and equipment, net	3,545	3,221
Deferred income tax assets—non-current	318	238
Amortizable intangible assets, net	21,104	8,955
Goodwill	32,108	23,536
Other indefinite lived intangible assets	1,301	1,291
Other assets	656	566

Total assets	$107,231	$81,271

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$13	$1,361
Accounts payable	4,856	4,665
Deferred revenue	434	589
Accrued income taxes payable	369	427
Accrued expenses	3,680	4,006
Other liabilities—current	2,906	167

Total current liabilities	12,258	11,215
Long-term debt, less current installments	13,308	59
Deferred income tax liabilities—non-current	2,037	1,216
Other liabilities—non-current	4,371	2,063

Total liabilities	31,974	14,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,948,108 and 35,787,279 shares issued and 29,584,436 and 30,235,479 shares outstanding, respectively	360	358
Additional paid-in-capital	184,856	182,073
Accumulated deficit	(102,457)	(109,690)
Accumulated other comprehensive income	(1,834)	(2,759)
Treasury stock at cost, 6,363,672 and 5,551,800 common shares, respectively	(5,668)	(3,264)

Total stockholders’ equity	75,257	66,718

Total liabilities and stockholders’ equity	$107,231	$81,271

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues	$85,772	$88,049	$83,407
Cost of product revenues	44,089	45,893	43,161

Gross profit	41,683	42,156	40,246
Sales and marketing expenses	11,763	10,970	10,352

General and administrative expenses	15,109	15,134	14,829
Research and development expenses	4,396	4,048	3,708
Restructuring charges	516	1,559	—
Amortization of intangible assets	1,844	1,966	1,824

Total operating expenses	33,628	33,677	30,713

Operating income	8,055	8,479	9,533
Other income (expense):
Gain from adjustment of acquisition contingencies	2,600	—	—
Foreign exchange	(302)	60	45
Interest expense	(277)	(389)	(365)
Interest income	29	372	317
Other, net	(293)	(872)	38

Other income (expense), net	1,757	(829)	35

Income from continuing operations before income taxes	9,812	7,650	9,568
Income taxes	2,673	2,240	1,970

Income from continuing operations	7,139	5,410	7,598
Discontinued operations
Income (loss) from discontinued operations, net of tax	94	(457)	(5,864)
Loss on disposition of discontinued operations, net of tax	—	(3,280)	(3,088)

Total income (loss) from discontinued operations, net of tax	94	(3,737)	(8,952)

Net income (loss)	$7,233	$1,673	$(1,354)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.24	$0.18	$0.25
Discontinued operations	0.00	(0.12)	(0.29)

Basic income (loss) per common share	$0.24	$0.05	$(0.04)

Diluted earnings per common share from continuing operations	$0.24	$0.17	$0.24
Discontinued operations	0.00	(0.12)	(0.29)

Diluted income (loss) per common share	$0.24	$0.05	$(0.04)

Weighted average common shares:
Basic	29,649	30,882	30,646

Diluted	29,946	31,354	31,405

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and

Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2006	35,223	$352	$176,034	$(110,009)	$6,174	$(668)	$71,883
Stock option exercises	263	3	609	—	—	—	612
Stock purchase plan	27	—	110	—	—	—	110
Stock compensation expense	—	—	2,400	—	—	—	2,400
Comprehensive income:
Net loss	—	—	—	(1,354)	—	—	(1,354)
Changes in defined benefit pension plans	—	—	—	—	707	—	707
Translation adjustments	—	—	—	—	(221)	—	(221)

Total comprehensive loss	—	—	—	—	—	—	(868)

Balance at December 31, 2007	35,513	$355	$179,153	$(111,363)	$6,660	$(668)	$74,137
Stock option exercises	248	3	835	—	—	—	838
Stock purchase plan	26	—	73	—	—	—	73
Stock compensation expense	—	—	2,012	—	—	—	2,012
Purchases of treasury stock	—	—	—	—	—	(2,596)	(2,596)
Comprehensive income:
Net income	—	—	—	1,673	—	—	1,673
Changes in defined benefit pension plans	—	—	—	—	(568)	—	(568)
Translation adjustments	—	—	—	—	(8,851)	—	(8,851)

Total comprehensive loss	—	—	—	—	—	—	(7,746)

Balance at December 31, 2008	35,787	$358	$182,073	$(109,690)	$(2,759)	$(3,264)	$66,718
Stock option exercises	123	1	170	—	—	—	171
Stock purchase plan	38	1	99	—	—	—	100
Stock compensation expense	—	—	2,514	—	—	—	2,514
Purchases of treasury stock	—	—	—	—	—	(2,404)	(2,404)
Comprehensive income:
Net income	—	—	—	7,233	—	—	7,233
Changes in defined benefit pension plans	—	—	—	—	(1,255)	—	(1,255)
Translation adjustments	—	—	—	—	2,180	—	2,180

Total comprehensive income	—	—	—	—	—	—	8,158

Balance at December 31, 2009	35,948	$360	$184,856	$(102,457)	$(1,834)	$(5,668)	$75,257

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,233	$1,673	$(1,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	2,514	2,012	2,400
Depreciation	1,204	1,077	1,468
Gain from adjustment of acquisition contingencies	(2,600)	—	—
Loss on disposal of discontinued operations	—	3,280	3,088
Abandonment and impairment of assets	—	—	2,878
Non-cash restructuring charges	230	552	—
Amortization of catalog costs	348	249	160
Loss on disposal of property, plant and equipment	12	586	32
Provision for allowance for doubtful accounts	(7)	53	(338)
Amortization of intangible assets	1,844	2,019	1,824
Amortization of deferred financing costs	56	22	22
Deferred income taxes	469	(757)	(474)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	3,233	(391)	2,238
(Increase) decrease in inventories	(41)	511	(950)
(Increase) decrease in other receivables and other assets	1,102	(232)	60
Increase (decrease) in trade accounts payable	(1,024)	(478)	(83)
Increase (decrease) in accrued income taxes payable	(338)	(375)	667
Increase (decrease) in accrued expenses	213	(2,078)	313
Increase (decrease) in deferred revenue	(162)	35	252
Increase (decrease) in other liabilities	2,223	1,444	(148)

Net cash provided by operating activities	16,509	9,202	12,055

Cash flows from investing activities:
Additions to property, plant and equipment	(1,376)	(1,308)	(1,452)
Additions to catalog costs	(164)	(568)	(11)
Proceeds from sales of property, plant and equipment	4	—	—
Disposition of discontinued operations	—	(752)	295
Acquisitions, net of cash acquired	(20,764)	—	(5,384)

Net cash used in investing activities	(22,300)	(2,628)	(6,552)

Cash flows from financing activities:
Repayments of short-term debt	(1,308)	—	(166)
Net proceeds from issuance of debt	16,900	1,650	12,281
Repayments of debt	(3,674)	(7,920)	(9,807)
Purchases of treasury stock	(2,404)	(2,596)	—
Net proceeds from issuance of common stock	271	911	722

Net cash provided by (used in) financing activities	9,785	(7,955)	3,030

Effect of exchange rate changes on cash	(1,104)	(3,125)	(80)

Increase (decrease) in cash and cash equivalents	2,890	(4,506)	8,453
Cash and cash equivalents at the beginning of period	13,698	18,204	9,751

Cash and cash equivalents at the end of period	$16,588	$13,698	$18,204

Supplemental disclosures of cash flow information:
Cash paid for interest	$114	$374	$362
Cash paid for income taxes	$1,920	$2,686	$2,268

Note: The above statements of cash flows include both continuing and discontinued operations. On September 30, 2008, the Company sold the remaining portion of its Capital Equipment Business segment. Cash and cash equivalents include $16,588 and $13,698 held by continuing operations as of December 31, 2009 and 2008, respectively, and $17,889 held by continuing operations and $315 held by discontinued operations as of December 31, 2007.

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc. and subsidiaries (collectively, “Harvard Bioscience,” “the Company,” “our” or “we”) is a global developer, distributor, manufacturer and marketer of a broad range of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. We sell our products to thousands of researchers in over 100 countries primarily through our 850 page catalog (and various other specialty catalogs), our website, through distributors, including GE Healthcare, Thermo Fisher Scientific, Inc. and VWR, and via our field sales organization. We have sales and manufacturing operations in the United States, the United Kingdom, Germany and Spain with sales facilities in France and Canada.

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

In order to mitigate the impact of changes in foreign currency exchange rates, during the year ended December 31, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

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

We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Comprehensive Income” (formerly Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income). FASB ASC 220 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. We have chosen to disclose comprehensive income (loss), which encompasses net income (loss), foreign currency translation adjustments, the underfunded status of our pension plans, net of tax, and pension minimum additional liability adjustments, net of tax, in the consolidated statements of stockholders’ equity and comprehensive income (loss).

As of December 31, 2009, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $0.9 million and, in accordance with FASB ASC 715-20, “Compensation—Retirement Benefits, Defined Benefit Plans” (formerly SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)), $(2.7) million to reflect the under-funded status of the Company’s pension plans net of tax. As of December 31, 2008, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $(1.3) million and $(1.5) million to reflect the underfunded status of our pension plans, net of tax.

(m)	Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition” (formerly SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in the Financial Statements, as amended by SAB No. 104, Revenue Recognition). We recognize revenue of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectibility of the sales price is reasonably assured. Sales of some of our products include provisions to provide additional services such as installation and training. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with the provisions of FASB ASC 605-20, “Revenue Recognition—Services” (formerly FASB Technical Bulletin (FTB) 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts).

We account for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition—Principal Agent Considerations” (formerly EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs), which requires all amounts charged to customers for shipping and handling to be classified as revenues. Our costs incurred related to shipping and handling are classified as cost of product revenues. Warranties and product returns are estimated and accrued for at the time sales are recorded. We have no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts. We provide for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience.

(n)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets include goodwill, unamortizable intangible assets and amortizable intangible assets. Amortizable intangible assets (those intangible assets with definite estimated useful lives) are initially recorded at fair value and amortized, using the straight-line method, over their estimated useful lives. At December 31, 2009, amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 1 to 15 years, 15 years, 5 to 15 years, 11 years and 15 years, respectively.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and unamortizable intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142, Goodwill and Other Intangible Assets).

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

Management performed a goodwill impairment test at December 31, 2009 in accordance with FASB ASC 350. We calculated the estimated fair value of each of the Company’s reporting units as at December 31, 2009. Management arrived at the estimated fair values by preparing discounted cash flow analyses using updated financial projections of the reporting units’ estimated future operating results and discounted to present value using appropriate discount rates. At December 31, 2009, the market capitalization of the Company’s common shares was $105.6 million and the carrying value of net assets was $75.3 million. We reconciled our fair value calculations to our overall market capitalization to help determine the reasonableness of our assumptions. We concluded that none of the Company’s goodwill was impaired.

(o)	Impairment or Disposal of Long-Lived Assets

We assess the recoverability of our long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with FASB ASC 360, “Property, Plant and Equipment” (formerly SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets) when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value.

A long-lived asset classified as “held for sale” is initially measured at the lower of carrying amount or fair value less costs to sell. In the period the “held for sale” criteria are met, we would recognize an impairment charge for any initial adjustment of the long-lived assets. During each reporting period after the initial measurement, gains or losses resulting from fluctuations in the fair value less costs to sell are recognized. Gains and losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. Assets to be disposed of are separately presented in the consolidated balance sheets and long-lived assets are no longer depreciated or amortized. The assets and liabilities of a disposal group, which are classified as held for sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. Operating results for all periods are presented as discontinued operations, net of tax. In accordance with the provisions of with the provisions of FASB ASC 205-20, “Discontinued Operations” (formerly EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations), we elected not to allocate interest of our consolidated debt to discontinued operations.

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

We account for share-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”).

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. We value stock-based payment awards at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2009, 2008 and 2007 was $2.5 million, $2.0 million and $2.4 million, respectively, and consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan, as applicable, and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations, net of tax.

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June 2009, the FASB issued guidance now codified as FASB ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued guidance now codified as FASB ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). FASB ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We adopted this standard on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued guidance now codified as FASB ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We adopted this standard on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”. This ASU provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. We adopted the provisions of the standard on October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In October 2009, the FASB issued ASU No. 2009-13—“Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (formerly EITF Issue No. 08-1). This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We have not determined the effect, if any, that the adoption of this guidance will have on our consolidated results of operations or financial position.

3.	Concentrations

One commercial customer accounted for 12%, 15% and 17% of revenues for the years ended December 31, 2009, 2008 and 2007, respectively. We have two agreements with this commercial customer. At December 31, 2009, one customer accounted for 20% of net accounts receivable and at December 31, 2008, one customer accounted for 14% of net accounts receivable. Except as noted above, no other individual customer accounted for more than 10% of revenues for the years ended December 31, 2009, 2008 and 2007.

4.	Inventories

Inventories consist of the following:

	December 31,
	2009	2008
	(in thousands)
Finished goods	$7,116	$3,971
Work in process	559	772
Raw materials	6,731	7,158

	$14,406	$11,901

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2009	2008
	(in thousands)
Land, buildings and leasehold improvements	$2,717	$2,521
Machinery and equipment	4,808	4,353
Computer equipment and software	3,940	3,380
Furniture and fixtures	892	792
Automobiles	345	324

	12,702	$11,370
Less: accumulated depreciation	(9,157)	(8,149)

Property, plant and equipment, net	$3,545	$3,221

6.	Acquisitions

Our continuing operations have completed two acquisitions since January 1, 2007.

Denville Scientific, Inc.

On September 2, 2009, the Company through its newly formed wholly-owned subsidiary, DAC Acquisition Holding, Inc., acquired substantially all of the assets of Denville Scientific, Inc. (“Denville”), a Delaware

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corporation with its principal offices in New Jersey. The aggregate purchase price was estimated to be approximately $25.3 million, or approximately six times Denville’s estimated fiscal year 2009 operating profit, subject to certain adjustments. As of December 31, 2009, based on Denville’s financial results for 2009, we recorded a $2.6 million pre-tax gain from change in fair value of the contingent consideration in our consolidated financial statements.

The purchase price payable by the Company under the terms of the Asset Purchase Agreement consisted of approximately $12.8 million in cash paid on September 2, 2009, plus additional cash consideration payable in two post-closing contingent payments. We paid the first post-closing payment of approximately $8.0 million during the fourth quarter of 2009 and we anticipate the final payment of approximately $1.9 million will be paid in the second quarter of 2010. The payments made for the acquisition at closing and during the fourth quarter of 2009 were funded with available cash on hand and borrowings under the Company’s credit facility. The Company expects to fund the final installment of the purchase price from its existing cash balances and its credit facility, as well.

Denville is a supplier of molecular biology products, with a focus on liquid handling consumables utilized in research laboratories. We believe that the acquisition of Denville Scientific will bring to Harvard Bioscience a well-established business with an excellent organic growth history, an extensive field sales organization throughout the United States and a significant consumables business.

Consideration for the acquisition comprised the following:

(in thousands)
Cash	$20,764
Contingent consideration	1,913
Gain from change in fair value of contingent consideration	2,600

Total	$25,277

The balance of the contingent consideration of approximately $1.9 million is recorded in other current liabilities in our consolidated balance sheet.

Direct acquisition costs related to Denville, recorded in other expense, net in our consolidated statement of operations, were $0.3 million for the year ended December 31, 2009.

With the assistance of an external valuation company, management has completed the valuation of Denville’s assets and liabilities acquired and a final purchase price allocation was prepared and included as part of these consolidated financial statements. The purchase price, which has been allocated based on fair market value of assets acquired and liabilities assumed at the date of acquisition, resulted in the following allocation:

(in thousands)
Tangible assets	$5,032
Liabilities assumed	(1,202)
Notes payable and other debt assumed	(12)

Net assets assumed	3,818
Goodwill and intangible assets:
Goodwill	7,710
Customer relationships	10,139
Trade name	3,203
Non-compete agreements	407

Total goodwill and intangible assets	21,459

Acquisition purchase price	$25,277

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We expect all of the acquired goodwill of $5.1 million to be amortizable for federal income tax purposes based on the estimated contingent consideration that will be paid.

The amounts of Denville’s revenue and earnings included in the consolidated statement of operations from September 2, 2009 through December 31, 2009 are $7.6 million and $2.2 million, respectively. The Denville earnings included a $1.5 million gain, net of tax, from the change in fair value of the contingent consideration related to the acquisition.

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

	Year Ended December 31,
	2009	2008
	(in thousands)
Pro Forma
Revenues	$101,338	$107,397
Net income	$8,664	$2,238

The 2009 pro forma net income shown in the table above includes a $1.5 million gain, net of tax, from the revaluation of contingent consideration associated with the Denville acquisition.

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

During 2008, we completed the valuation of Panlab’s assets and liabilities acquired and a final purchase price allocation was prepared and is included as part of these consolidated financial statements. The purchase price, which has been allocated on the basis of fair market value of assets acquired and liabilities assumed at the date of acquisition, resulted in the following allocation:

(in thousands)
Tangible assets	$3,705
Liabilities assumed	(1,892)
Notes payable and other debt assumed	(2,348)

Net liabilities assumed	(535)

Goodwill and intangible assets:
Goodwill	3,815
Other indefinite lived intangibles	239
Distribution agreements / customer relationships	2,525
Existing technology	233
Non-compete agreements	9
Deferred tax liabilities	(902)

Total goodwill and intangible assets	5,919

Cash paid for acquisition, net of cash acquired	$5,384

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Discontinued Operations

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

During the year ended December 31, 2007, we utilized a market approach and re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on management’s evaluation, additional asset impairment charges of approximately $2.9 million were recorded during 2007. The loss from discontinued operations, net of tax, excluding the impairment charge was approximately $3.0 million. The loss from discontinued operations, net of tax for the year ended December 31, 2007included the operating results of our former Genomic Solutions Division, MAIA Scientific subsidiary, and Union Biometrica US and German subsidiaries.

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

During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results from our Capital Equipment Business segment were as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Total revenues	$—	$1,536

Pretax gain (loss)	94	(457)
Income tax (benefit) expense	—	—

Gain (loss) from discontinued operations, net of tax	94	(457)
Loss on disposition of discontinued operations, net of tax	—	(3,280)

Total gain (loss) from discontinued operations, net of tax	$94	$(3,737)

8.	Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, or more frequently, if events or circumstances indicate there may be impairment.

As of December 31, 2009, we completed our annual goodwill impairment tests and concluded there was no impairment to goodwill included in its continuing operations. See Note 7—Discontinued Operations, for a discussion of abandonment and impairment charges taken during 2008 and 2007 within our discontinued operations. Intangible assets consist of the following:

	December 31,				Weighted Average Life(a)
	2009		2008
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Existing technology	$11,234	$(7,525)	$10,780	$(6,224)	5.3 years
Tradename	4,123	(689)	920	(557)	13.8 years
Distribution agreement/customer relationships	17,884	(3,927)	7,272	(3,240)	13.1 years
Patents	9	(5)	9	(5)	6.3 years

Total amortizable intangible assets	$33,250	$(12,146)	$18,981	$(10,026)

Unamortizable intangible assets:
Goodwill	$32,108		$23,536
Other indefinite lived intangible assets	1,301		1,291

Total goodwill and other indefinite lived intangible assets	$33,409		$24,827

Total intangible assets	$66,659		$43,808

(a)	Weighted average life is as of December 31, 2009.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

(in thousands)
Balance at December 31, 2007	$27,646
Adjustment to purchase price allocations of prior year acquisition	(567)
Effect of change in foreign currencies	(3,543)

Balance at December 31, 2008	$23,536
Goodwill acquired during the year	7,710
Effect of change in foreign currencies	862

Balance at December 31, 2009	$32,108

Intangible asset amortization expense was $1.8 million, $2.0 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $2.4 million for the years ended December 31, 2010 and 2011, $2.1 million for the year ended December 31, 2012, $1.9 million for the year ended December 31, 2013 and $1.8 million for the year ended December 31, 2014.

9.	Restructuring and Other Exit Costs

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

During 2009, no additional restructuring charges were recorded relating to the 2008 restructuring. During the year ended December 31, 2008, we recorded restructuring charges of approximately $1.8 million. These charges were comprised of $1.0 million in severance payments, $0.3 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues), $0.2 million in facility closure costs and $0.4 million in various other costs.

Activity and liability balances related to these restructuring charges in connection with the 2008 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$971	$250	$150	$441	$1,812
Cash payments	(947)	—	(141)	(285)	(1,373)
Non-cash charges	—	(250)	—	(124)	(374)
Currency translation	(12)	—	(9)	(13)	(34)

Restructuring balance at December 31, 2008	$12	$—	$—	$19	$31
Restructuring charges	(7)	—	—	(9)	(16)
Cash payments	(5)	—	—	(11)	(16)
Currency translation		—	—	1	1

Restructuring balance at December 31, 2009	$—	$—	$—	$—	$—

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 Restructuring Plan

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco, California facility and exit its general fabrication business as part of its ongoing business improvement initiative. During the quarter ended June 30, 2009, Biochrom’s management initiated a plan to improve Biochrom’s manufacturing margins.

During the year ended December 31, 2009, we recorded restructuring charges in our Scie-Plas, Biochrom and Hoefer businesses related to the 2009 restructuring plan of approximately $0.7 million. These charges were comprised of $0.3 million in severance payments, $0.2 million in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

Activity and liability balances related to these restructuring charges in connection with the 2009 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$326	$163	$14	$188	$691
Cash payments	(323)	(4)	(14)	(88)	(429)
Non-cash charges	—	(159)	—	(88)	(247)
Currency translation	(3)	—	—	(2)	(5)

Restructuring balance at December 31, 2009	$—	$—	$—	$10	$10

We anticipate the remaining payments related to the 2009 Restructuring Plan will occur during the first quarter of 2010.

Aggregate restructuring charges relating to the 2009 Restructuring Plan and the 2008 Restructuring Plan were as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Restructuring charges	$675	$1,812

10.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2009	2008
	(in thousands)
Long-term debt	$13,300	$—
Notes payable (Panlab s.l.)	10	1,420
Capital lease obligations (See Note 11)	11	—

	$13,321	$1,420
Less: current installments	(13)	(1,361)

Long-term debt	$13,308	$59

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility extending the maturity date from January 1, 2007 to December 1, 2009.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of December 31, 2009 and 2008, we had $13.3 million and no borrowings, respectively, outstanding under our credit facility. The borrowings under the credit facility were related to our recent acquisition of Denville Scientific. As of December 31, 2009, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $6.7 million.

In connection with our acquisition of Panlab, we assumed several working capital lines of credit totaling $2.3 million. As of December 31, 2009, Panlab’s borrowings were $10,000 denominated in Euros under one line of credit. The payment terms are generally one year; however, the lines have historically renewed annually. There are no material financial covenants associated with this line of credit.

The debt repayment schedule is as follows:

(in thousands)
2010	$10
2011	—
2012	13,300

Total	$13,310

11.	Leases

Historically, we have leased automobiles and equipment under various leases, which were classified as capital leases. As of December 31, 2009, the carrying value of equipment under capital leases was approximately $11,000, which is net of accumulated depreciation of approximately $5,100. As of December 31, 2008, we did not have any capital leases.

We have noncancelable operating leases for office and warehouse space expiring at various dates through 2015. Rent expense, which is recorded on a straight-line basis, was approximately $1.8 million, $1.6 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2009, for our continuing and discontinued operations are as follows:

Operating Leases
(in thousands)
2010	$1,610
2011	986
2012	762
2013	368
2014	120
Thereafter	68

Net minimum lease payments	$3,914

12.	Accrued Expenses Accrued expenses consist of:

	December 31,
	2009	2008
	(in thousands)
Accrued compensation and payroll	$1,263	$1,432
Accrued legal and professional fees	1,053	695
Warranty costs	162	186
Other	1,202	1,693

Total	$3,680	$4,006

13.	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2009, 2008 and 2007 consisted of:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Current income tax expense (benefit):
Federal and state	$82	$(29)	$(19)
Foreign	1,666	2,362	2,337

	$1,748	$2,333	$2,318

Deferred income tax expense (benefit):
Federal and state	$1,164	$(76)	$(22)
Foreign	(239)	(17)	(326)

	$925	$(93)	$(348)

Total income tax expense	$2,673	$2,240	$1,970

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense for the periods ended December 31, 2009, 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pre-tax continuing operations income as a result of the following:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Computed “expected” income tax expense	$3,336	$2,601	$3,253
Increase (decrease) in income taxes resulting from:
Permanent differences, net	(97)	67	193
Foreign tax rate and regulation differential	(312)	(308)	(167)
State income taxes, net of federal income tax benefit	54	10	(13)
Foreign withholding taxes	—	—	61
Impact of discontinued operations	32	(1,200)	(5,464)
Non-deductible stock compensation expense	133	11	35
Federal tax expense differential from prior year tax	(232)	9	(182)
Tax credits	(257)	(145)	(433)
Change in valuation allowance allocated to income tax expense	(125)	1,222	4,976
Other	141	(27)	(289)

Total income tax expense	$2,673	$2,240	$1,970

Income tax expense is based on the following pre-tax continuing operations income for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Domestic	$3,361	$760	$1,536
Foreign	6,451	6,890	8,032

Total	$9,812	$7,650	$9,568

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Accounts receivable	$22	$13
Inventory	678	562
Operating loss and credit carryforwards	13,758	16,144
Property, plant and equipment	98	86
Accrued expenses	243	132
Pension liabilities	1,072	567
Other accrued liabilities	4,315	3,230

Total gross deferred assets	20,186	20,734
Less: valuation allowance	(17,006)	(17,987)

Deferred tax assets	$3,180	$2,747

Deferred tax liabilities:
Intangible assets	$4,105	$3,153
Other accrued liabilities	223	266

Total deferred tax liabilities	4,328	3,419

Net deferred tax liability	$(1,148)	$(672)

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

The amounts recorded as gross deferred tax assets as of December 31, 2009 and 2008 represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. Due to the operating results of our discontinued operations, our cumulative loss position, uncertainty surrounding our forecasts and our investment in regenerative medicine, we concluded that a full valuation allowance was needed to offset most United States deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets. Should our judgment change about the previously mentioned items, we may reverse some or all of the valuation allowances. Such reversal would be recorded as an income tax benefit in the consolidated statement of operations in the period that utilization of deferred tax assets is determined to be more likely than not. We also provide valuation allowances for net deferred tax assets in several foreign jurisdictions.

At December 31, 2009, we had federal and state net operating loss carryforwards available to offset future taxable income of approximately $38.0 million. The operating loss carryforwards will begin to expire in 2010. Furthermore, we had foreign operating loss carryforwards to offset future taxable income of approximately $6.1 million, which begin to expire in 2012. The Company also had federal and state general business and minimum

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax credit carryforwards available to reduce future federal and state regular income taxes of approximately $5.2 million, which begin to expire in 2010. Utilization of the net operating losses and tax credits may be subject to an annual limitation imposed by change in ownership provisions of Section 382 of the Internal Revenue Code and similar state provisions. As mentioned above, most net operating loss and credit carryforwards have full valuation allowances set up against them.

Total valuation allowances for deferred tax assets as of December 31, 2009 were $17.0 million. Undistributed earnings of our foreign subsidiaries, including discontinued operations, amounted to approximately $30.4 million, $25.4 million and $16.0 million at December 31, 2009, 2008 and 2007, respectively. Our policy is that our undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S federal and state income taxes has been provided. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings. Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, an interpretation that clarified the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. At that time, we did not record any liabilities for uncertainties related to our tax positions. At December 31, 2008, the Company had recorded no liabilities related to FIN No. 48. During the year ended December 31, 2009 the company filed a final tax return for its Genomic Solutions, Ltd. subsidiary. The return was for the year ending December 31, 2007 and included the activity related to the sale of the business. Certain positions were taken related to the sale of the business which management believes qualify as uncertain tax positions under FIN No. 48 accounting guidelines. As such, we recorded an uncertain tax liability in the amount of $0.5 million related to the above mentioned positions. If the liability is recognized, it would decrease the effective tax rate in the period in which each of the benefits is recognized. No interest or penalties were recorded on this liability due to the date of the return filing. If interest and penalties had been recorded, they would be classified as a component of income taxes as mentioned in our critical accounting policies. A reconciliation of uncertain tax liabilities is as follows:

Year ended December 31, 2009
(in thousands)
Balance as of January 1	$—
Additions based on tax positions of prior years	504

Balance at December 31	$504

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2005. We are not currently under audit by any major tax jurisdiction.

14.	Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the profit sharing retirement plans are at the discretion of management. For each of the years ended December 31, 2009, 2008 and 2007, we contributed approximately $0.3 million to the plans.

Certain of our subsidiaries in the United Kingdom (UK), Harvard Apparatus Limited and Biochrom Limited maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. Effective December 31, 2006, we adopted FASB ASC 715-20. The provisions of FASB ASC 715-20 require that the funded status of our pension plans be recognized in its balance sheet. FASB ASC 715-20 does not change the measurement or income statement recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. We have historically measured the plan assets and benefit obligations as of the balance sheet date.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our pension expense follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$140	$225	$394
Interest cost	768	802	906
Expected return on plan assets	(577)	(800)	(970)
Net amortization loss	77	27	60

Net periodic benefit cost	$408	$254	$390

The measurement date is December 31 for these plans. The funded status of our defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(in thousands)
Change in benefit obligation:
Balance at beginning of year	$10,554	$15,139
Service cost	124	225
Interest cost	784	802
Participants’ contributions	74	92
Actuarial (gain) loss	2,239	(1,364)
Benefits paid	(317)	(452)
Currency translation adjustment	1,011	(3,888)

Balance at end of year	$14,469	$10,554

Change in fair value of plan assets:
Balance at beginning of year	$8,528	$13,902
Actual (loss) return on plan assets	1,242	(2,082)
Participants’ contributions	74	92
Employer contributions	370	366
Benefits paid	(317)	(452)
Currency translation adjustment	802	(3,298)

Balance at end of year	$10,699	$8,528

	December 31,
	2009	2008
	(in thousands)
Funded status	$(3,770)	$(2,026)
Unrecognized net loss	N/A	N/A

Net amount recognized	$(3,770)	$(2,026)

The accumulated benefit obligation for all defined benefit pension plans was $13.7 million and $10.2 million at December 31, 2009 and 2008, respectively.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2009	2008
	(in thousands)
Deferred income tax assets	$1,056	$567
Other liabilities	(3,770)	(2,026)

Net amount recognized	$(2,714)	$(1,459)

The amounts recognized in accumulated other comprehensive income, net of tax consist of:

	December 31,
	2009	2008
	(in thousands)
Underfunded status of pension plans	$(2,714)	$(1,459)

Net amount recognized	$(2,714)	$(1,459)

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Years ended December 31,
	2009	2008	2007
Discount rate	5.70%	6.87%	5.81%
Expected return on assets	5.83%	6.26%	6.75%
Rate of compensation increase	4.00%	4.02%	4.31%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of our defined benefit pension plan obligations. We use the iBoxx AA 15yr+ index, which match the average duration of our pension plan liability of approximately 15 years. With the current base of assets in our pension plans, a 0.1% increase/decrease in the discount rate assumption would decrease/increase our annual pension expense by approximately $65,000.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. The Company’s current target asset mix used in determining the expected return is 75% equities and 25% fixed income securities, including an insurance contract. As of December 31, 2009, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately 16 years, of active plan participants. With the current base of assets, a 0.5% increase/decrease in the asset return assumption would decrease/increase the annual pension expense by approximately $56,000.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2009 and 2008 measurement dates were as follows:

	December 31,
	2009		2008
	($ in thousands)
Asset category:
Equity securities	$8,364	78%	$5,279	62%
Debt securities	2,154	20%	1,420	17%
Insurance contract	—	—	1,182	14%
Other	181	2%	647	7%

Total	$10,699	100%	$8,528	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(in thousands)
Quoted Prices in Active Markets for Identical Assets (Level 1)	$181	$647
Significant Other Observable Inputs (Level 2)	10,518	7,881
Significant Other Unobservable Inputs (Level 3)	—	—

Total	$10,699	$8,528

Level 1 assets consist of cash and cash equivalents held in the pension plans at December 31, 2009. The Level 2 assets primarily consist of investments in private investment funds that are valued using the net asset values provided by the trust or fund. Although these funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. There are no investments in Level 3 assets.

We expect to contribute approximately $0.5 million to our pension plans during 2010.

The benefits expected to be paid from the pension plans are $0.3 million in 2010 and $0.4 million in each of the years of 2011, 2012, 2013 and 2014. The expected benefits to be paid in the five years from 2015—2019 are $3.6 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2009 and include estimated future employee service.

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

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over 24 months. Under the program, shares could be repurchased from time to time and in such amounts as market conditions warranted, subject to regulatory considerations and any applicable contractual restrictions. During the year ended December 31, 2009, we repurchased in the open market 811,872 shares of common stock at an aggregate cost of $2.4 million, including commissions under the stock repurchase program. During the year ended December 31, 2008, we repurchased in the open market 891,016 shares of common stock at an aggregate cost of $2.6 million, including commissions, under the stock repurchase program. On November 3, 2009, the Board of Directors extended the repurchase program for an additional year.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan

In 2000, we approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 309,494 shares were issued as of December 31, 2009. During the years ended December 31, 2009 and 2008, we issued 37,808 shares and 25,824 shares, respectively, under the Employee Stock Purchase Plan.

We account for share-based payment awards in accordance with the provisions of FASB ASC 718, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). We adopted FASB ASC 718 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2009, 2008, and 2007was $2.5 million, $2.0 million, and $2.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the intrinsic value method, no stock-based compensation expense was recognized in our consolidated statement of operations when the exercise price of our stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma information disclosure required under previous accounting guidance, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718. Stock-based compensation expense has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of FASB ASC 718, we elected to retain our method of valuation for stock-based payment awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for our pro forma information disclosure required under previous accounting guidance. Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. We record stock compensation expense on a straight-line basis over the requisite service period for all awards granted since the adoption of FASB ASC 718 on January 1, 2006.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, we adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of December 31, 2009, there were options to purchase 25,135 shares outstanding under the 1996 Stock Plan. During the years ended December 31, 2009 and 2008, no shares were issued under the 1996 Stock Plan.

Second Amended and Restated 2000 Stock Option and Incentive Plan

The Second Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. We currently have reserved 9,367,675 shares of common stock for the issuance of awards under the 2000 Plan. As of December 31, 2009, there were options to purchase 7,477,100 shares outstanding and 946,729 shares available for grant under the 2000 Plan.

Through December 31, 2009 and 2008, incentive stock options to purchase 7,449,608 and 6,775,484 shares and non-qualified stock options to purchase 7,521,937 and 6,254,061 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the years ended December 31, 2009, 2008 and 2007, 1,942,000, 1,158,000 and 1,137,000, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distribution and Dilutive Effect of Options

The following table illustrates the dilution resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Years Ended December 31,
	2009	2008	2007
Shares of common stock outstanding	29,584,436	30,235,479	30,851,896
Granted	1,942,000	1,158,000	1,137,000
Canceled / forfeited	(42,502)	(970,836)	(333,562)

Net options granted	1,899,498	187,164	803,438

Grant dilution(1)	6.42%	0.62%	2.60%
Exercised	123,021	248,775	262,468
Exercise dilution(2)	0.42%	0.82%	0.85%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on net options exercised as a percentage of shares of common stock outstanding.

Basic earnings per share is based upon net income (loss) divided by the number of weighted average common shares outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Years Ended December 31,
	2009	2008	2007
Basic	29,648,523	30,881,611	30,645,696
Effect of assumed conversion of employee and director stock options	297,199	472,781	759,235

Diluted	29,945,722	31,404,931	31,404,931

Excluded from the calculation of the diluted earnings per common share in the above table are options to purchase approximately 5,246,212, 3,870,546 and 3,739,455 shares of common stock for years ended December 31, 2009, 2008 and 2007, respectively, as the impact of these shares would be anti-dilutive.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Option Information

The following is a summary of stock option activity:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2006	1,336,829	5,246,399	$5.09
Options granted	(1,137,000)	1,137,000	5.41
Options exercised	—	(262,468)	2.33
Options cancelled / forfeited	333,562	(333,562)	5.71

Balance at December 31, 2007	533,391	5,787,369	$5.24
Approved by shareholders	2,500,000	—	—
Options granted	(1,158,000)	1,158,000	3.19
Options exercised	—	(248,775)	3.38
Options cancelled / forfeited	970,836	(970,836)	5.83

Balance at December 31, 2008	2,846,227	5,725,758	$4.81
Options granted	(1,942,000)	1,942,000	3.21
Options exercised	—	(123,021)	1.40
Options cancelled / forfeited	42,502	(42,502)	5.03

Balance at December 31, 2009	946,729	7,502,235	$4.45

Our policy is to issue stock available from our registered but unissued stock pool through our transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2009 (Aggregate Intrinsic Value, in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at December 31, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.05-3.16	1,593,253	6.31	$2.60	$1,544	1,043,235	$2.85	$753
$3.17-3.48	2,022,000	8.69	$3.22	$716	250,000	$3.47	$25
$3.49-4.58	1,331,500	6.72	$4.22	—	890,500	$4.24	—
$4.59-7.20	1,584,500	6.14	$5.81	—	936,255	$6.18	—
$7.21-9.17	971,000	3.55	$8.15	—	971,000	$8.15	—

$1.05-9.17	7,502,253	6.63	$4.45	$2,260	4,090,990	$5.21	$778

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.57 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2009 was approximately $0.3 million. The total number of in-the-money options that were exercisable as of December 31, 2009 was 1,293,235.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation and Expense Information under Share-Base-Payment Accounting

Stock-based compensation expense related to employee stock options and the employee stock purchase plan for the years ended December 31, 2009, 2008 and 2007 was allocated as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cost of sales	$61	$45	$47
Sales and marketing	59	78	112
General and administrative	2,385	1,878	2,171
Research and development	9	2	5
Discontinued operations	—	9	65

Total stock-based compensation	$2,514	$2,012	$2,400

We did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the years ended December 31, 2009, 2008 and 2007 since we have established a valuation allowance against net deferred tax assets.

The weighted-average estimated value of employee stock options granted during 2009, 2008 and 2007 was $1.93, $1.64 and $3.65, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007
Volatility	62.85%	59.20%	70.46%
Risk-free interest rate	2.50%	2.40%	4.60%
Expected holding period	6.27 years	5.83 years	6.25 years
Dividend yield	0.00%	0.00%	0.00%

We used historical volatility to calculate our expected volatility as of December 31, 2009. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and were based on historical experience. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 4.74%, 5.84% and 4.02%, respectively. Share-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

17.	Segment and Related Information

We operate in one business segment, which is the development, manufacture and marketing of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. Corporate costs of $6.5 million for the year ended December 31, 2009 and $6.2 million for the years ended December 31, 2008 and 2007, are all included in general and administrative expenses from continuing operations and are not allocated for

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purposes of segment reporting. Included in corporate costs in 2009, 2008 and 2007 are $1.8 million, $1.5 million and $1.6 million, respectively, of stock compensation expense related to the adoption of FASB ASC 718. See Note 2(q).

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

The following tables summarize selected financial information of the Company’s continuing operations by geographic location:

Revenues by geographic area consist of the following:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
United States	$41,237	$34,807	$35,308
United Kingdom	26,961	30,972	29,617
Rest of the world	17,574	22,270	18,482

Total revenues	$85,772	$88,049	$83,407

Tangible long-lived assets by geographic area consist of the following:

	December 31,
	2009	2008
	(in thousands)
United States	$1,693	$1,566
United Kingdom	1,591	1,481
Rest of the world	261	174

Total tangible long-lived assets	$3,545	$3,221

Net assets by geographic area consist of the following:

	December 31,
	2009	2008
	(in thousands)
United States	$36,213	$31,589
United Kingdom	23,208	23,451
Rest of the world	15,836	11,678

Total net assets	$75,257	$66,718

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	Beginning Balance	Charged to Bad Debt Expense	Charged to Allowance	Ending Balance
	(in thousands)
Year ended December 31, 2007	$364	24	(10)	$378
Year ended December 31, 2008	$378	16	(99)	$295
Year ended December 31, 2009	$295	2	106	$403

19.	Warranties

A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions(a)	Ending Balance
	(in thousands)
Year ended December 31, 2007	$179	(226)	286	$239
Year ended December 31, 2008	$239	(93)	40	$186
Year ended December 31, 2009	$186	(56)	32	$162

(a)	Includes additions of acquired companies.

20.	Supplemental Cash Flow Information

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cash paid for acquisitions, net of cash acquired:
Net assets acquired or liabilities assumed	$3,818	$—	$(510)
Goodwill and intangible assets, net of tax	21,459	—	5,919
Less contingent consideration	(1,913)	—	—
Gain from change in fair value of contingent consideration	(2,600)	—	—
Less cash acquired, if any	—	—	(25)

Cash paid for acquisitions, net of cash acquired	$20,764	$—	$5,384

21.	Supplemental Statement of Stockholders’ Equity Information

	As of December 31,
	2009	2008
	(in thousands)
Balances Included in Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$233	$(1,946)
Cumulative translation adjustment on investment type loans, net of tax of $271	646	646
Changes in defined benefit pension plans, net of tax benefit of $1,056 and $567, respectively	(2,713)	(1,459)

Balance	$(1,834)	$(2,759)

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Quarterly Financial Information (unaudited)

Statement of Operations Data:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Revenues	$19,072	$18,049	$20,998	$27,653	$85,772
Cost of product revenues	9,662	9,107	10,769	14,551	44,089

Gross profit	9,410	8,942	10,229	13,102	41,683
Sales and marketing expenses	2,372	2,688	2,836	3,867	11,763
General and administrative expenses	3,317	3,552	3,888	4,352	15,109
Research and development expenses	999	1,089	1,074	1,234	4,396
Restructuring	27	422	59	8	516
Amortization of goodwill and other intangibles	344	386	442	672	1,844

Total operating expenses	7,059	8,137	8,299	10,133	33,628

Operating income	2,351	805	1,930	2,969	8,055
Other income (expense), net	91	(458)	(446)	2,570	1,757

Income from continuing operations before income taxes	2,442	347	1,484	5,539	9,812
Income taxes	603	66	163	1,841	2,673

Income from continuing operations	1,839	281	1,321	3,698	7,139

Discontinued operations
Income from discontinued operations, net of tax	—	—	—	94	94

Net income	$1,839	$281	$1,321	$3,792	$7,233

Income per share:
Basic earnings per common share from continuing operations	$0.06	$0.01	$0.04	$0.13	$0.24
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.06	$0.01	$0.04	$0.13	$0.24

Diluted earnings per common share from continuing operations	$0.06	$0.01	$0.04	$0.12	$0.24
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.06	$0.01	$0.04	$0.12	$0.24

Weighted average common shares:
Basic	30,012	29,602	29,467	29,522	29,649

Diluted	30,120	29,819	29,942	29,904	29,946

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations Data:

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Revenues	$21,959	$23,049	$19,989	$23,052	$88,049
Cost of product revenues	11,628	12,286	10,555	11,424	45,893

Gross profit	10,331	10,763	9,434	11,628	42,156
Sales and marketing expenses	2,841	2,969	2,568	2,592	10,970
General and administrative expenses	3,756	3,795	3,451	4,132	15,134
Research and development expenses	1,081	1,077	1,009	881	4,048
Restructuring	581	943	60	(25)	1,559
Amortization of goodwill and other intangibles	506	505	489	466	1,966

Total operating expenses	8,765	9,289	7,577	8,046	33,677

Operating income	1,566	1,474	1,857	3,582	8,479
Other income (expense), net	195	24	(39)	(1,009)	(829)

Income from continuing operations before income taxes	1,761	1,498	1,818	2,573	7,650
Income taxes	544	445	385	866	2,240

Income from continuing operations	1,217	1,053	1,433	1,707	5,410

Discontinued operations
Income (loss) from discontinued operations, net of tax	(530)	(373)	77	369	(457)
Loss on disposition of discontinued operations, net of tax	—	(2,886)	(394)	—	(3,280)

Total income (loss) from discontinued operations, net of tax	(530)	(3,259)	(317)	369	(3,737)

Net income (loss)	$687	$(2,206)	$1,116	$2,076	$1,673

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.04	$0.03	$0.05	$0.06	$0.18
Discontinued operations	(0.02)	(0.11)	(0.01)	0.01	(0.12)

Basic earnings per common share	$0.02	$(0.07)	$0.04	$0.07	$0.05

Diluted earnings per common share from continuing operations	$0.04	$0.03	$0.05	$0.06	$0.17
Discontinued operations	(0.02)	(0.10)	(0.01)	0.01	(0.12)

Diluted earnings per common share	$0.02	$(0.07)	$0.04	$0.07	$0.05

Weighted average common shares:
Basic	30,875	30,971	31,046	30,636	30,882

Diluted	31,445	31,608	31,624	30,745	31,354

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 11, 2010	By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHANE GRAZIANO Chane Graziano	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010

/s/ THOMAS MCNAUGHTON Thomas McNaughton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2010

/s/ DAVID GREEN David Green	President and Director	March 11, 2010

/s/ ROBERT DISHMAN Robert Dishman	Director	March 11, 2010

/s/ NEAL J. HARTE Neal J. Harte	Director	March 11, 2010

/s/ JOHN F. KENNEDY John F. Kennedy	Director	March 11, 2010

/s/ EARL R. LEWIS Earl R. Lewis	Director	March 11 , 2010

/s/ GEORGE UVEGES George Uveges	Director	March 11, 2010

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

(5)2.1	Asset Purchase Agreement, dated September 30, 2008, by and among Harvard Bioscience, Inc., as Parent, Union Biometrica, Inc., as Seller, and UBIO Acquisition Company, as Buyer

(14)2.3	Asset Purchase Agreement, dated September 2, 2009, by and among Harvard Bioscience, Inc., as Parent, and DAC Acquisition Holding, Inc., as Purchaser, Denville Scientific, Inc., as Seller, and Walter Demsia and Ryan Sharp, as Shareholders.

(1)3.1	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc

(1)3.2	Amended and Restated By-laws of Harvard Bioscience, Inc

(2)3.3	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007)

(6)3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Harvard Bioscience, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock

(1)4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.

(1)4.2	Amended and Restated Securityholders’ Agreement dated as of March 2, 1999 by and among Harvard Apparatus, Inc., Pioneer Partnership II, Pioneer Capital Corp., First New England Capital, L.P. and Citizens Capital, Inc. and Chane Graziano and David Green.

(7)4.3	Shareholders Rights Agreement, dated as of February 5, 2008 between Harvard Bioscience, Inc., and Registrar and Transfer Company, as Rights Agent.

(1)10.1	Harvard Apparatus, Inc. 1996 Stock Option and Grant Plan.

(9)10.2	Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan.

(1)10.3	Harvard Bioscience, Inc. Employee Stock Purchase Plan.

(17)10.4	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and Chane Graziano, dated December 18, 2008.

(17)10.5	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and David Green, dated December 18, 2008.

(1)10.6	Form of Director Indemnification Agreement.

(17)10.7	Lease of Unit 22 Phase I Cambridge Science Park, Milton Road, Cambridge dated May 8, 2008 between The Master Fellows and Scholars of Trinity College Cambridge and Biochrom Limited

(17)10.8	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and Susan Luscinski dated December 18, 2008.

+(4)10.12	Distribution Agreement, dated April 10, 2008, by and between Biochrom Limited and GE Healthcare Biosciences, Corp.

(12)10.13	Lease, dated February 23, 2004, by and between William Cash Forman and Hoefer, Inc.

+(8)10.14	Trademark License Agreement, dated December 9, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.

(10)10.16	Lease Agreement Between Seven October Hill, LLC and Harvard Bioscience, Inc. dated December 30, 2005

(11)10.18	Form of Incentive Stock Option Agreement (Executive Officers)

(11)10.19	Form of Non-Qualified Stock Option Agreement (Executive Officers)

(11)10.20	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors)

(3)10.21	Employment Agreement Between Harvard Bioscience, Inc. and Thomas McNaughton, dated November 14, 2008

(13)10.22	First Amendment to the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan

(15)10.23	Amended and Restated Revolving Credit Loan Agreement, dated as of August 7, 2009, by and among Harvard Bioscience, Inc. and the Lenders from time to time party thereto, including Bank of America, N.A. (both in its capacity as “Lender” and in its capacity as “Agent”), and Brown Brothers Harriman & Co.

(16)10.24	Harvard Bioscience, Inc. 2009 Corporate Bonus Plan

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-45996) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 18, 2008) and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A, as amended (filed February 2009) and incorporated by reference thereto.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on October 6, 2008) and incorporated by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 8, 2008) and incorporated by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto.

(9)	Previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 16, 2008) and incorporated by reference thereto.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 15, 2004)) and incorporated by reference thereto.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 7, 2009) and incorporated by reference thereto.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 2, 2009) and incorporated by reference thereto.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 13, 2009) and incorporated by reference thereto.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 20, 2009) and incorporated by reference thereto.

(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2009) and incorporated by reference thereto.

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the “Commission”).

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Company will furnish to stockholders a copy of any exhibit without charge upon written request.