Form 10-Q
period 2010-03-31
HARVARD BIOSCIENCE INC
filed 2010-05-07
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 29,595,686 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$17,043	$16,588
Accounts receivable, net of allowance for doubtful accounts of $385 and $403, respectively	14,513	14,383
Inventories	14,020	14,406
Deferred income tax assets - current	556	573
Other receivables and other assets	2,821	2,249

Total current assets	48,953	48,199

Property, plant and equipment, net	3,349	3,545
Deferred income tax assets - non-current	313	318
Amortizable intangible assets, net	20,281	21,104
Goodwill	31,362	32,108
Other indefinite lived intangible assets	1,280	1,301
Other assets	447	656

Total assets	$105,985	$107,231

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$6	$13
Accounts payable	4,939	4,856
Deferred revenue	573	434
Accrued income taxes payable	786	369
Accrued expenses	3,520	3,680
Other liabilities - current	2,323	2,906

Total current liabilities	12,147	12,258

Long-term debt, less current installments	11,807	13,308
Deferred income tax liabilities - non-current	2,055	2,037
Other liabilities - non-current	4,060	4,371

Total liabilities	30,069	31,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 35,948,108 shares issued and 29,584,436 shares outstanding	360	360
Additional paid-in-capital	185,414	184,856
Accumulated deficit	(100,236)	(102,457)
Accumulated other comprehensive income	(3,954)	(1,834)
Treasury stock at cost, 6,363,672 common shares	(5,668)	(5,668)

Total stockholders’ equity	75,916	75,257

Total liabilities and stockholders’ equity	$105,985	$107,231

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues	$26,300	$19,072
Cost of product revenues	13,518	9,662

Gross profit	12,782	9,410

Sales and marketing expenses	3,807	2,372
General and administrative expenses	4,261	3,317
Research and development expenses	1,207	999
Restructuring charges	—	27
Amortization of intangible assets	531	344

Total operating expenses	9,806	7,059

Operating income	2,976	2,351

Other income (expense):
Foreign exchange	(26)	76
Interest expense	(155)	(45)
Interest income	42	7
Other, net	(15)	53

Other income (expense), net	(154)	91

Income before income taxes	2,822	2,442
Income taxes	601	603

Net income	$2,221	$1,839

Income per share:
Basic earnings per common share	$0.07	$0.06

Diluted earnings per common share	$0.07	$0.06

Weighted average common shares:
Basic	29,584	30,012

Diluted	29,941	30,120

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,221	$1,839
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	558	312
Depreciation	300	282
Restructuring charges	—	28
Amortization of catalog costs	67	71
Provision for allowance for doubtful accounts	(2)	(14)
Amortization of intangible assets	531	344
Amortization of deferred financing costs	22	6
Deferred income taxes	34	(1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(481)	2,699
Increase in inventories	(36)	(302)
Increase in other receivables and other assets	(527)	(304)
Increase (decrease) in trade accounts payable	240	(899)
Increase in accrued income taxes payable	758	194
(Decrease) increase in accrued expenses	(651)	100
Increase (decrease) in deferred revenue	148	(5)
Decrease in other liabilities	(74)	(59)

Net cash provided by operating activities	3,108	4,291

Cash flows used in investing activities:
Additions to property, plant and equipment	(204)	(299)
Additions to catalog costs	(324)	(11)

Net cash used in investing activities	(528)	(310)

Cash flows used in financing activities:
Repayments of debt	(1,508)	(376)
Purchases of treasury stock	—	(1,206)

Net cash used in financing activities	(1,508)	(1,582)

Effect of exchange rate changes on cash	(617)	(214)

Increase in cash and cash equivalents	455	2,185
Cash and cash equivalents at the beginning of period	16,588	13,698

Cash and cash equivalents at the end of period	$17,043	$15,883

Supplemental disclosures of cash flow information:
Cash paid for interest	$144	$35
Net cash paid for income taxes	$592	$406

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 11, 2010.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009, as applicable, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 11, 2010.

2.	Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—”Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

3.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 31, 2010		December 31, 2009		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$10,796	$(7,407)	$11,234	$(7,525)	5.1 years
Tradename	4,123	(758)	4,123	(689)	13.6 years
Distribution agreement/customer relationships	17,726	(4,203)	17,884	(3,927)	12.9 years
Patents	9	(5)	9	(5)	6.1 years

Total amortizable intangible assets	$32,654	$(12,373)	$33,250	$(12,146)

Unamortizable intangible assets:
Goodwill	$31,362		$32,108
Other indefinite lived intangible assets	1,280		1,301

Total goodwill and other indefinite lived intangible assets	$32,642		$33,409

Total intangible assets	$65,296		$66,659

(a)	Weighted average life is as of March 31, 2010.

The change in the carrying amount of goodwill for the three months ended March 31, 2010 is as follows:

(in thousands)
Balance at December 31, 2009	$32,108
Effect of change in foreign currencies	(746)

Balance at March 31, 2010	$31,362

Intangible asset amortization expense from continuing operations was $0.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.3 million for the years ending December 31, 2010 and 2011, $2.0 million for the year ending December 31, 2012, $1.9 million for the year ending 2013 and $1.7 million for the year ending December 31, 2014.

4.	Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Finished goods	$6,812	$7,116
Work in process	484	559
Raw materials	6,724	6,731

Total	$14,020	$14,406

5.	Restructuring and Other Exit Costs

2009 Restructuring Plan

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco, California facility and exit its general fabrication business as part of its ongoing business improvement initiative. During the quarter ended June 30, 2009, Biochrom’s management initiated a plan to improve Biochrom’s manufacturing margins. The combined costs of these activities recorded in the year ended December 31, 2009 were $0.7 million.

During the quarter ended March 31, 2010, no charges were recorded relating to the 2009 restructuring plan. During the quarter ended March 31, 2009, we recorded charges relating to this plan of approximately $55,000. These charges were comprised of $9,000 in severance payments, $28,000 in inventory impairment charges related to the discontinuance of certain product lines (included in cost of product revenues) and $18,000 in various other costs.

Activity and liability balances related to these restructuring charges in connection with the 2009 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$326	$163	$14	$188	$691
Cash payments	(323)	(4)	(14)	(88)	(429)
Non-cash charges	—	(159)	—	(88)	(247)
Currency translation	(3)	—	—	(2)	(5)

Restructuring balance at December 31, 2009	$—	$—	$—	$10	$10
Cash payments	—	—	—	(2)	(2)
Non-cash charges	—	—	—	—	—
Currency translation	—	—	—		—

Restructuring balance at March 31, 2010	$—	$—	$—	$8	$8

We anticipate the remaining payments related to the 2009 Restructuring Plan will occur during the second quarter of 2010.

6.	Acquisition

On September 2, 2009, the Company through its newly formed wholly-owned subsidiary, DAC Acquisition Holding, Inc., acquired substantially all of the assets of Denville Scientific, Inc. (“Denville”), a Delaware corporation with its principal offices in New Jersey.

Under the terms of the Asset Purchase Agreement, the Company made payments of approximately $20.8 million in cash during 2009, and will make one additional contingent payment. We anticipate the final payment of approximately $1.9 million will be paid in the second quarter of 2010. The Company expects to fund the final installment of the purchase price from its existing cash balances, its credit facility or both.

Denville is a supplier of molecular biology products, with a focus on liquid handling consumables utilized in research laboratories. We believe that the acquisition of Denville Scientific will bring to Harvard Bioscience a well-established business with an excellent organic growth history, an extensive field sales organization throughout the United States and a significant consumables business.

The balance of the contingent consideration of approximately $1.9 million was recorded in other current liabilities in our consolidated balance sheets as of December 31, 2009 and March 31, 2010.

The amounts of Denville’s revenue and net income included in the consolidated statement of operations for the three months ended March 31, 2010 are $5.7 million and $0.4 million, respectively.

The following consolidated pro forma information is based on the assumption that the acquisition occurred on January 1, 2009. Accordingly, the historical results have been adjusted to reflect amortization expense and interest costs that would have been recognized on such a pro forma basis. The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had we completed the acquisition during these periods or which might be reported in the future.

Three Months Ended March 31, 2009
(in thousands)
Pro Forma
Revenues	$24,267
Net income	$1,985

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2009	$186	(56)	32	$162

Three months ended March 31, 2010	$162	(1)	8	$169

8.	Comprehensive Income

As of March 31, 2010, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $(1.2) million and, in accordance with FASB ASC 715-20, “Compensation – Retirement Benefits, Defined Benefit Plans, “ $(2.7) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income	$2,221	$1,839
Other comprehensive loss	(2,120)	(982)

Comprehensive income	$101	$857

Other comprehensive income for the three months ended March 31, 2010 and 2009 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Components of net periodic benefit cost:
Service cost	$45	$33
Interest cost	195	181
Expected return on plan assets	(148)	(132)
Net amortization loss	38	23

Net periodic benefit cost	$130	$105

For the three months ended March 31, 2010 and 2009, the Company made no contribution to its defined benefit plans. The Company expects to contribute approximately $0.5 million to its defined benefit plans during 2010.

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

During the three months ended March 31, 2010, the Company repurchased no shares pursuant to this program. During the three months ended March 31, 2009, the company repurchased in the open market 434,074 shares of common stock at an aggregate cost of $1.2 million, including commissions under the stock repurchase program.

At March 31, 2010, we had $5.0 million remaining under the stock repurchase program authorization.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Stock Option Plans

We account for share-based payment awards in accordance with the provisions of FASB ASC 718, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense recognized under FASB ASC 718 for the three months ended March 31, 2010 and 2009 was $0.6 million and $0.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options and the ESPP.

Valuation and Expense Information Under Share-Based Payment Accounting

Stock-based compensation expense related to employee stock options and the ESPP under FASB ASC 718 for the three months ended March 31, 2010 and 2009, respectively, was allocated as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cost of sales	$16	$11
Sales and marketing	11	(4)
General and administrative	528	304
Research and development	3	1

Total stock-based compensation	$558	$312

We did not capitalize any stock-based compensation. No significant tax benefit on the stock-based compensation was recorded in the three months ended March 31, 2010 and 2009 since the Company has established a valuation allowance against net deferred tax assets.

Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2010 and 2009 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 4.83% and 5.96%, respectively. Share-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2010	2009
Basic	29,584,436	30,011,732
Effect of assumed conversion of employee and director stock options	356,781	108,378

Diluted	29,941,217	30,120,110

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,781,850 and 5,615,572 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, as the impact of these shares would be anti-dilutive.

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

As of March 31, 2010 and December 31, 2009, we had $11.8 million and $13.3 million, respectively, outstanding under our credit facility. The borrowings under the credit facility were related to our recent acquisition of Denville Scientific. As of March 31, 2010, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $8.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand our distribution channels, expand our product offerings, introduce new products or commercialize new technologies, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions and any restructuring initiatives, decreased demand for the Company’s products due to changes in our customers’ needs, our ability to obtain regulatory approvals, including FDA approval, for our products including any products in the field of regenerative medicine, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 11, 2010. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

Our strategy focuses on creating value through combining tuck-under acquisitions with organic growth and operational improvements. One of the major drivers of our success in the first quarter of 2010 was our acquisition of Denville Scientific (“Denville”), which occurred in September 2009. Denville continued to perform well during the first quarter of 2010 and has been accretive to our earnings per share since the acquisition. In addition to Denville’s positive impact on the first quarter, our core business also performed well. Order growth was widespread but we were particularly pleased to see increases in the sales of our new syringe pumps launched last year.

We expect the main drivers of organic growth going forward to be our continued expansion of our distribution channels and the introduction of new products. Throughout last year and continuing into the first quarter 2010, we maintained our investments in adding field sales people in our Harvard Apparatus, Biochrom and Denville businesses and in introducing new products. In 2009, we launched two new syringe pump products at our Harvard Apparatus business, the KDS Legato 200 and the Harvard Apparatus PHD Ultra., which contributed to the growth in the first quarter 2010, and we expect to launch the third in this series in the second quarter of 2010. We believe these new pumps significantly improve the performance and ease of use of our syringe pump product line.

We expect to launch a major new spectrophotometer at our Biochrom business. Spectrophotometry is the core of our Biochrom product line, and we believe this new product platform will provide both improvements to the technical specifications, such as accuracy and reproducibility, as well as ease of use by adding a color touch screen user interface. This new product has been designed as a platform that we believe will enable us to significantly expand the range of our products at very little extra cost. In addition to our traditional strength in single beam spectrophotometers, we will now be adding dual beam instruments (which are inherently more accurate than single beam instruments) and variable bandwidth instruments, which provide significant extra flexibility to the user. With these new products we believe we will be able to access a larger segment of the entire spectrophotometer market. We think that these new products will help to drive organic growth during 2010 and beyond.

We continue to pursue our tuck-under acquisition strategy.

We believe that through execution of our strategy of organic growth, tuck-under acquisitions and operational improvements that we will be able to strengthen the company and position ourselves well for when the economy recovers. While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial condition and their impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2010.

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

At March 31, 2010, we had $11.8 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 25% and 30%, respectively, of our revenues for the three months ended March 31, 2010 and for the year ended December 31, 2009.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the three months ended March 31, 2010 and for the year ended December 31, 2009, approximately 46% and 48%, respectively, of our revenues were derived from sales to distributors.

For the three months ended March 31, 2010, approximately 68% of our revenues were derived from products we manufacture; approximately 10% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 22% were derived from distributed products sold under our brand names. For the year ended December 31, 2009, approximately 76% of our revenues were derived from products we manufacture; approximately 15% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 9% were derived from distributed products sold under our brand names.

For the three months ended March 31, 2010 and for the year ended December 31, 2009, approximately 43% and 52%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation,” was $0.6 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. This stock-based compensation expense was related to employee stock options and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Income Taxes

As described in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010, we have recorded a full valuation allowance against most United States deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets. As we gain more insight into the amount and predictability of taxable income from Denville, our investment requirements for regenerative medicine and certain other factors impacting our U.S. tax position, we may reverse some or all of the valuation allowance in future periods.

Selected Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$26,300	$19,072	$7,228	37.9%
Cost of product revenues	13,518	9,662	3,856	39.9%
Gross margin percentage	48.6%	49.3%	N/A	-1.5%
Sales and marketing expenses	3,807	2,372	1,435	60.5%
General and administrative expenses	4,261	3,317	944	28.5%
Research and development expenses	1,207	999	208	20.8%

Revenues.

Revenues increased $7.2 million, or 37.9%, to $26.3 million for the three months ended March 31, 2010 compared to $19.1 million for the same period in 2009. Our Denville Scientific subsidiary, which we acquired on September 2, 2009, contributed approximately $5.7 million to first quarter 2010 revenues. The effect of a weakened U.S. dollar increased the Company’s first quarter revenues by $0.7 million, or 3.7%, compared with the same period in 2009. Adjusting for the effect of foreign currency fluctuation and excluding Denville, revenues were up $0.8 million, or 4.3%, year-to-year and reflected organic growth across our Harvard Apparatus, Biochrom and electrophoresis businesses.

Cost of product revenues.

Cost of product revenues increased $3.9 million, or 39.9%, to $13.5 million for the three months ended March 31, 2010 compared with $9.7 million for the three months ended March 31, 2009. The increase in cost of product revenues included $3.6 million attributable to our Denville Scientific subsidiary and $0.4 million from the currency effect of a weaker U.S. dollar, which were partially offset by the effects of cost reductions related to our operational improvement initiatives. Gross profit as a percentage of revenues decreased to 48.6% for the three months ended March 31, 2010 compared with 49.3% for the same period in 2009. The decrease in gross profit as a percentage of revenues was primarily due to the impact of Denville Scientific, which has lower gross margins than our overall average margin. First quarter 2010 gross margin as a percentage of revenues, excluding Denville, was 51.7%, which reflected the effects of operational improvement initiatives completed during 2009, ongoing cost improvement efforts and a more favorable sales mix in the first quarter of 2010 compared with the first quarter of 2009.

Sales and marketing expense.

Sales and marketing expenses increased $1.4 million, or 60.5%, to $3.8 million for the three months ended March 31, 2010 compared with $2.4 million for the three months ended March 31, 2009. This increase was primarily due to expenses from our recently acquired Denville Scientific subsidiary of $1.1 million, increased marketing efforts in all of our businesses and a $0.1 million adverse impact of currency exchange rates.

General and administrative expense.

General and administrative expenses increased $0.9 million, or 28.5%, to $4.3 million for the three months ended March 31, 2010 compared with $3.3 million for the three months ended March 31, 2009. The year-to-year quarterly increase was primarily due to $0.3 million of expenses related to our Denville subsidiary acquisition, a $0.2 million increase in stock compensation expense, $0.1 million from the effect of foreign exchange and a $0.3 million increase in other general and administrative areas combined.

Research and development expense.

Research and development expenses increased 20.8%, or $0.2 million, to $1.2 million for the three months ended March 31, 2010 compared with $1.0 million for the same period in 2009. The increase in research and development expenses was primarily due to $0.1 million of spending related to regenerative medicine and increased development efforts in the Biochrom group, which were partially offset by decreased expenses in the Harvard Apparatus group.

Amortization of intangible assets.

Amortization of intangibles was $0.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

Other income, net.

Other income and expense, net, was $0.2 million expense and $0.1 million income for the three months ended March 31, 2010 and 2009, respectively. Net interest expense was $0.1 million for the three months ended March 31, 2010 compared to net interest expense of $38,000 for the three months ended March 31, 2009. The increase in net interest expense was primarily due to higher average debt balances in the first quarter of 2010 compared to the first quarter of 2009. Other income, net, also included foreign exchange losses of $26,000 for the three months ended March 31, 2010 and foreign exchange gains of $0.1 million for the three months ended March 31, 2009. These exchange gains and losses were primarily the result of currency fluctuations on intercompany transactions between our subsidiaries.

Income taxes.

Income tax expense was approximately $0.6 million for the three months ended March 31, 2010 and 2009. The effective income tax rate was 21.3% for the three months ended March 31, 2010, compared with 24.7% for the same period of 2009. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance.

Restructuring

During the quarter ended March 31, 2009, the management of Harvard Bioscience initiated a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco location and exit the Scie-Plas general fabrication business as part of our ongoing business improvement initiative.

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

No charges were recorded during the three months ended March 31, 2010 related to the 2009 restructuring plan.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, working capital and capital expenditures.

The Company ended the first quarter of 2010 with cash and cash equivalents of $17.0 million compared to $16.6 million at December 31, 2009. As of March 31, 2010 and December 31, 2009, the Company had $11.8 million and $13.3 million, respectively, outstanding under its credit facility. The borrowings under the credit facility are related to our acquisition of Denville Scientific. Total cash and equivalents, net of debt, was $5.2 million and $3.3 million at March 31, 2010 and December 31, 2009, respectively.

Overview of Cash Flows

(in thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operations:
Net income	$2,221	$1,839
Changes in assets and liabilities	(623)	1,424
Other adjustments to operating cash flows	1,510	1,028

Net cash provided by operating activities	3,108	4,291

Investing activities:
Net cash used in investing activities	(528)	(310)

Financing activities:
Repayments of debt, net	(1,508)	(376)
Other financing activities	0	(1,206)

Net cash used in financing activities	(1,508)	(1,582)

Effect of exchange rate changes on cash	(617)	(214)

Increase in cash and cash equivalents	$455	$2,185

Our operating activities generated cash of $3.1 million for the three months ended March 31, 2010 compared to $4.3 million for the three months ended March 31, 2009. The decrease in cash flows from operations was primarily due to changes in working capital year to year.

Our investing activities used cash of $0.5 million during the three months ended March 31, 2010 compared to $0.3 million during the three months ended March 31, 2009. Investing activities during the first quarters of both 2009 and 2010 included purchases of property, plant and equipment and expenditures for our catalogs. During the first quarter of 2010, catalog costs reflect the publication and distribution of an 850-page Harvard Apparatus catalog. We expect to make approximately $1.2 million of capital expenditures during 2010.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the three months ended March 31, 2010, financing activities used cash of $1.5 million, which consisted of repayments of borrowings under our credit facility. These borrowings under our credit facility related to our acquisition of Denville Scientific in September 2009. During the first quarter of 2009, we made repayments of $0.4 million of notes payable to banks and we repurchased in the open market approximately 0.4 million shares of our common stock at a cost of $1.2 million, including commissions.

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

Changes in foreign currency exchange rates resulted in increases in revenues of $0.7 million and expenses of $0.6 million (net $0.1 million) during the three months ended March 31, 2010.

The loss associated with the translation of foreign equity into U.S. dollars was approximately $2.1 million during the three months ended March 31, 2010 compared to a loss associated with the translation of foreign equity into U.S. dollars of approximately $1.0 million during the three months ended March 31, 2009. In addition, currency fluctuations resulted in approximately $0.03 million in foreign currency losses during the three months ended March 31, 2010 and $0.1 million in foreign currency gains during the three months ended March 31, 2009.

As of March 31, 2010 and December 31, 2009, we had $11.8 million and $13.3 million, respectively, outstanding under our credit facility. The borrowings under our credit facility were related to our September 2009 acquisition of Denville Scientific.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 – “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2010, we had $11.8 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 4.0%. At March 31, 2010, the interest rate on this debt was 4.25%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of March 31, 2010 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of March 31, 2010	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$118
Interest rates increase by 2.0%	$236

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 11, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

During the life of the program, we have repurchased in the open market 1,702,888 shares of common stock at an aggregate cost of $5.0 million, including commissions under the stock repurchase program. There were no purchases by the Company of the Company’s common stock during the three months ended March 31, 2010.

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

Date: May 7, 2010

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer