Form 10-Q
period 2010-06-30
HARVARD BIOSCIENCE INC
filed 2010-08-06
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were 28,345,805 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$15,719	$16,588
Accounts receivable, net of allowance for doubtful accounts of $334 and $403, respectively	13,882	14,383
Inventories	14,636	14,406
Deferred income tax assets - current	556	573
Other receivables and other assets	2,390	2,249

Total current assets	47,183	48,199

Property, plant and equipment, net	3,249	3,545
Deferred income tax assets - non-current	306	318
Amortizable intangible assets, net	19,407	21,104
Goodwill	30,989	32,108
Other indefinite lived intangible assets	1,252	1,301
Other assets	518	656

Total assets	$102,904	$107,231

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$3	$13
Accounts payable	4,943	4,856
Deferred revenue	524	434
Accrued income taxes payable	582	369
Accrued expenses	3,246	3,680
Other liabilities - current	883	2,906

Total current liabilities	10,181	12,258

Long-term debt, less current installments	11,156	13,308
Deferred income tax liabilities - non-current	2,186	2,037
Other liabilities - non-current	3,895	4,371

Total liabilities	27,418	31,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,014,883 and 35,948,108 shares issued and 29,154,387 and 29,584,436 shares outstanding, respectively	361	360
Additional paid-in-capital	186,268	184,856
Accumulated deficit	(98,354)	(102,457)
Accumulated other comprehensive income	(5,370)	(1,834)
Treasury stock at cost, 6,860,496 and 6,363,672 common shares, respectively	(7,419)	(5,668)

Total stockholders’ equity	75,486	75,257

Total liabilities and stockholders’ equity	$102,904	$107,231

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$25,905	$18,049	$52,205	$37,121
Cost of product revenues	13,855	9,107	27,373	18,769

Gross profit	12,050	8,942	24,832	18,352

Sales and marketing expenses	4,191	2,688	7,998	5,060
General and administrative expenses	3,807	3,552	8,068	6,869
Research and development expenses	1,102	1,089	2,309	2,088
Restructuring charges	—	422	—	449
Amortization of intangible assets	578	386	1,109	730

Total operating expenses	9,678	8,137	19,484	15,196

Operating income	2,372	805	5,348	3,156

Other income (expense):
Gain from adjustment of acquisiton contingencies	429	—	429	—
Foreign exchange	(81)	(375)	(107)	(299)
Interest expense	(129)	(34)	(284)	(79)
Interest income	7	6	49	13
Other, net	(101)	(55)	(116)	(2)

Other income (expense), net	125	(458)	(29)	(367)

Income before income taxes	2,497	347	5,319	2,789
Income taxes	615	66	1,216	669

Net income	$1,882	$281	$4,103	$2,120

Income per share:
Basic earnings per common share	$0.06	$0.01	$0.14	$0.07

Diluted earnings per common share	$0.06	$0.01	$0.14	$0.07

Weighted average common shares:
Basic	29,577	29,602	29,580	29,806

Diluted	30,044	29,819	29,993	29,969

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$4,103	$2,120
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,233	970
Depreciation	588	616
Gain on acquisition contingencies	(429)	—
Gain on sales of fixed assets	(10)	—
Restructuring charges	—	382
Amortization of catalog costs	156	154
Provision for allowance for doubtful accounts	(32)	(11)
Amortization of intangible assets	1,109	730
Amortization of deferred financing costs	44	11
Deferred income taxes	235	(1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(43)	4,223
Increase in inventories	(864)	(952)
(Increase) decrease in other receivables and other assets	(80)	541
Increase (decrease) in trade accounts payable	356	(1,422)
Increase in accrued income taxes payable	363	167
Decrease in accrued expenses	(402)	(708)
Increase (decrease) in deferred revenue	101	(17)
Decrease in other liabilities	(236)	(82)

Net cash provided by operating activities	6,192	6,721

Cash flows used in investing activities:
Additions to property, plant and equipment	(431)	(553)
Additions to catalog costs	(364)	(130)
Proceeds from sales of property, plant and equipment	23	—
Acquisitions	(1,485)	—

Net cash used in investing activities	(2,257)	(683)

Cash flows used in financing activities:
Net proceeds from issuance of debt	2,500	—
Repayments of debt	(4,661)	(850)
Purchases of treasury stock	(1,751)	(2,404)
Net proceeds from issuance of common stock	179	111

Net cash used in financing activities	(3,733)	(3,143)

Effect of exchange rate changes on cash	(1,071)	208

(Decrease) increase in cash and cash equivalents	(869)	3,103
Cash and cash equivalents at the beginning of period	16,588	13,698

Cash and cash equivalents at the end of period	$15,719	$16,801

Supplemental disclosures of cash flow information:
Cash paid for interest	$263	$58
Net cash paid for income taxes	$1,479	$513

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 11, 2010.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, as applicable, have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 11, 2010, with the exception of stock-based compensation as noted below.

Stock-based Compensation

We account for share-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation,” which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”). The Company issues new shares upon stock option exercises, upon the vesting of RSUs and under the Company’s ESPP.

An RSU is a grant representing the right to receive a share of common stock upon vesting of the RSU and satisfaction of other conditions but for which no share of common stock is issued until the RSU vests and any other applicable conditions are satisfied. A holder of an RSU does not have any rights of a stockholder until the RSU vests and is converted to common stock. The fair value of RSUs are based on the market price of the Company’s stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested RSUs are forfeited in the event of termination of employment or engagement with the Company.

Stock-based compensation expense for stock options recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. We value stock-based payment awards at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

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

3.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
	June 30,		December 31,		Average
	2010		2009		Life (a)
		(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$10,511	$(7,443)	$11,234	$(7,525)	4.9 Years
Tradename	4,123	(827)	4,123	(689)	13.4 Years
Distribution agreement/customer relationships	17,501	(4,461)	17,884	(3,927)	12.7 Years
Patents	9	(6)	9	(5)	5.8 Years

Total amortizable intangible assets	$32,144	$(12,737)	$33,250	$(12,146)

Unamortizable intangible assets:
Goodwill	$30,989		$32,108
Other indefinite lived intangible assets	1,252		1,301

Total goodwill and other indefinite lived intangible assets	$32,241		$33,409

Total intangible assets	$64,385		$66,659

(a)	Weighted average life is as of June 30, 2010.

The change in the carrying amount of goodwill for the six months ended June 30, 2010 is as follows:

(in thousands)
Balance at December 31, 2009	$32,108
Effect of change in foreign currencies	(1,119)

Balance at June 30, 2010	$30,989

Intangible asset amortization expense was $0.6 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively. Intangible asset amortization expense was $1.1 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.3 million for the years ending December 31, 2010 and 2011, $2.1 million for the year ending December 31, 2012, $1.8 million for the year ending December 31, 2013 and $1.7 million for the year ending December 31, 2014.

4.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Finished goods	$6,836	$7,116
Work in process	656	559
Raw materials	7,144	6,731

Total	$14,636	$14,406

5.	Restructuring and Other Exit Costs

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

Aggregate restructuring charges relating to the 2009 Restructuring Plan were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Restructuring charges	$—	$486	$—	$541

6.	Acquisition

On September 2, 2009, the Company through its newly formed wholly-owned subsidiary, DAC Acquisition Holding, Inc., acquired substantially all of the assets of Denville Scientific, Inc. (“Denville”), a Delaware corporation with its principal offices in New Jersey.

Under the terms of the Asset Purchase Agreement, the Company made payments of approximately $20.8 million in cash during 2009. The final payment of approximately $1.5 million was paid in the second quarter of 2010. The Company funded the final installment of the purchase price from its existing cash balances and its credit facility.

Denville is a supplier of molecular biology products, with a focus on liquid handling consumables utilized in research laboratories. We believe that the acquisition of Denville Scientific has brought to Harvard Bioscience a well-established business with an excellent organic growth history, an extensive field sales organization throughout the United States and a significant consumables business.

The amounts of Denville’s revenue and net income included in the consolidated statement of operations for the three months ended June 30, 2010 are $6.5 million and $0.6 million, respectively. The amounts of Denville’s revenue and net income included in the consolidated statement of operations for the six months ended June 30, 2010 are $12.2 million and $1.0 million, respectively.

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

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(in thousands)
Pro Forma
Revenues	$23,954	$48,220
Net income	$797	$2,782

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning			Ending
	Balance	Payments	Additions	Balance
	(in thousands)
Year ended December 31, 2009	$186	(56)	32	$162
Six months ended June 30, 2010	$162	—	(7)	$155

8.	Comprehensive Income

As of June 30, 2010, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $(2.7) million and, in accordance with FASB ASC 715-20, “Compensation – Retirement Benefits, Defined Benefit Plans,“ $(2.7) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$1,882	$281	$4,103	$2,120
Other comprehensive (loss) income	(1,416)	3,406	(3,536)	2,424

Comprehensive income	$466	$3,687	$567	$4,544

Other comprehensive income for the three and six months ended June 30, 2010 and 2009 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Components of net periodic benefit cost:
Service cost	$43	$36	$88	$69
Interest cost	183	199	378	380
Expected return on plan assets	(140)	(145)	(288)	(277)
Net amortization loss	35	25	73	48

Net periodic benefit cost	$121	$115	$251	$220

For the three and six months ended June 30, 2010 and 2009, the Company did not contribute to its defined benefit plans. The Company expects to contribute approximately $0.5 million to its defined benefit plans during 2010.

10.	Leases

We have noncancelable operating leases for office and warehouse space expiring at various dates through 2017.

On May 22, 2010, we amended our lease agreement for our headquarters, office, light manufacturing and warehouse space in Holliston, Massachusetts. The amendment provides for an extended lease term commencing on June 1, 2010 and ending on May 31, 2017.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.3 million for the year ending December 31, 2010. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2010, are as follows:

Operating
Leases
(in thousands)
2011	$1,480
2012	1,350
2013	967
2014	689
2015	573
Thereafter	712

Net minimum lease payments	$5,771

11.	Capital Stock

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. On November 3, 2009, the Board of Directors extended this program for an additional year. Under the program, shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. During the three and six months ended June 30, 2010, the Company repurchased in the open market 496,824 shares of common stock, at an aggregate cost of $1.8 million, including commissions under the stock repurchase program.

During the three and six months ended June 30, 2009, the Company repurchased in the open market 377,798 and 811,872 shares of common stock, respectively, at an aggregate cost of $1.2 million and $2.4 million, respectively, including commissions under the stock repurchase program.

At June 30, 2010, we had $3.2 million remaining under the stock repurchase program authorization, which we expect to spend in the third quarter of 2010.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan

In 2000, the Company approved the ESPP. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 334,183 shares were issued as of June 30, 2010. During the three and six months ended June 30, 2010, the Company issued 24,689 shares of the Company’s common stock under the ESPP. During the three and six months ended June 30, 2009, the Company issued 19,717 shares of the Company’s common stock under the ESPP.

Stock Option Plans

We account for share-based payment awards in accordance with the provisions of FASB ASC 718, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, RSUs and employee stock purchases related to the ESPP.

On May 27, 2010, the Board of Directors approved the grant as of June 4, 2010 of 467,600 RSUs and 549,100 stock options under the Second Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”). The RSUs were valued at the closing stock price on the date of grant. We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation.

A summary of stock option and RSU activity under the 2000 Plan for the six months ended June 30, 2010 is as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value

Balance at December 31, 2009	946,729	7,502,235	$4.45	—	$—
Granted	(1,016,700)	549,100	3.61	467,600	3.61
Exercised	—	(42,086)	2.48	—	—
Vested (RSUs)	—	—	—	—	—
Cancelled / forfeited	145,500	(145,500)	4.42	—	—

Balance at June 30, 2010	75,529	7,863,749	$4.40	467,600	$3.61

The weighted average fair values of the options granted under the 2000 Plan during the six months ended June 30, 2010 was $1.98, using the Black Scholes option-pricing model with the following weighted-average assumptions:

Volatility	56.17%
Risk-free interest rate	2.3%
Expected holding period	6.15
Dividend yield	0.00%

We used historical volatility to calculate our expected volatility as of June 30, 2010. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense for the three and six months ended June 30, 2010 consisted of stock-based compensation expense related to employee stock options, RSUs and the ESPP. Stock-based compensation expense for the three and six months ended June 30, 2009 consisted of stock-based compensation expense related to employee stock options and the ESPP.

Stock-based compensation expense for the three and six months ended June 30, 2010 and 2009, respectively, was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of sales	$18	$17	$34	$28
Sales and marketing	16	12	27	8
General and administrative	639	627	1,167	931
Research and development	2	2	5	3

Total stock-based compensation	$675	$658	$1,233	$970

We did not capitalize any stock-based compensation. No significant current or deferred tax benefit on the stock-based compensation was recorded in the three and six months ended June 30, 2010 and 2009 because the Company continues to have significant net operating loss carryovers and has maintained a valuation allowance against its deferred tax assets.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options and RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic	29,576,582	29,601,600	29,580,487	29,805,533

Effect of assumed conversion of employee and director stock options and restricted stock units	467,152	217,770	412,272	163,376

Diluted	30,043,734	29,819,370	29,992,759	29,968,909

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,682,395 and 5,243,231 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,728,802 and 6,004,387 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, as the impact of these shares would be anti-dilutive.

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

As of June 30, 2010 and December 31, 2009, we had $11.2 million and $13.3 million, respectively, outstanding under our credit facility. The borrowings under the credit facility were primarily related to our acquisition of Denville Scientific and our stock repurchase program. As of June 30, 2010, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $8.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,”“potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand our distribution channels, expand our product offerings, introduce new products or commercialize new technologies, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions and any restructuring initiatives, decreased demand for the Company’s products due to changes in our customers’ needs, our ability to obtain regulatory approvals, including FDA approval, for our products including any products in the field of regenerative medicine, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 11, 2010. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

Our strategy focuses on creating value through combining tuck-under acquisitions with organic growth and operational improvements. During the second quarter of 2010, we achieved organic revenue growth of 11% compared to the second quarter of 2009. One of the major drivers of our improved financial performance for the second quarter of 2010 was the acquisition of Denville. Denville was acquired in September 2009 and has been accretive to our earnings per share since the acquisition. In addition to Denville’s positive impact on the second quarter, the core business also performed well. Our strong organic growth, the highest we have experienced since the first half of 2006, was achieved despite some weakness at our subsidiaries in France and Spain.

The main drivers of organic revenue growth in the second quarter of 2010 were a general strengthening in our markets, new product development and the expansion of our sales force. During the second quarter of 2010, we launched the third of what we believe are four major new research syringe pumps in the Harvard Apparatus business. Syringe pumps are our single biggest product line. We believe the new pump, called the Pump 11 Elite, is a major upgrade to our best selling Pump 11 product line that now incorporates a color touch screen user interface methods storage and programming without a separate computer and USB connectivity. The fourth major new product is expected to be launched later in 2010. These new products have been contributing to the organic growth at Harvard Apparatus, especially in the United States.

During the second quarter of 2010, we also launched what we believe is a major upgrade and expansion of our spectrophotometer product line at our Biochrom business. Spectrophotometry is our second biggest overall product line after syringe pumps. Spectrophotometry is the core of the Biochrom product line and this new product platform provides both improvements to the technical specifications, such as accuracy and reproducibility, as well as ease of use by adding a color touch screen user interface. In addition to our traditional strength in single beam spectrophotometers, we will now be adding dual beam instruments (which are inherently more accurate than single beam instruments) and variable bandwidth instruments, which provide significant extra flexibility to the user. With these new products, we intend to access a larger segment of the entire spectrophotometer market. Initial response from our distributors has been very positive. We think that these new products will help to drive organic growth during the second half of 2010 and beyond.

In addition to driving growth in our core research markets, we have been investing to create new products to address what we believe is a long term growth opportunity in the emerging field of regenerative medicine. Regenerative medicine is using stem cells to repair damaged organs and to grow organs outside the body for transplant. The US Department of Health and Human Services has projected that the US market for regenerative medicine may be $100 billion in the coming years. The government’s estimate appears to include the value of all regenerative medicine protocols and therapies, including potential cost savings versus current methodologies. Our strategy is not to become a therapeutics company but instead to provide tools to researchers and clinicians in the field of regenerative medicine. These new tools currently fall into two main categories: bioreactors for growing tissue and organs outside the body; and injectors for stem cell therapy. These new tools we are creating are being built on our existing technologies – such as our market leading Harvard Apparatus precision syringe pumps and market leading Hugo-Sachs isolated organ systems.

Our first bioreactor is a product that was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in the Lancet in November 2008. During the second quarter of 2010, we took our first orders for this product, making it what we believe is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. While this is a small step forward, we believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

During the first half of 2010, one of our collaborators, Dr. Harald Ott at Massachusetts General Hospital (“MGH”) succeeded in regenerating a lung and subsequently transplanting it into a rat. In collaboration with Dr. Ott and MGH, we designed and developed a novel bioreactor that was used to grow the lung. The work was published online in Nature Medicine in July 2010. The bioreactor used by Dr. Ott was a modified version of one of our market leading Hugo-Sachs isolated organ systems.

In addition to the bioreactors described above, we also have started the development of a clinical version of one of our market leading Harvard Apparatus research syringe pumps. We anticipate that this pump will be used to inject cells into damaged tissue in cell therapy. The U.S. Food and Drug Administration has recently announced its intention to focus greater attention on the safety, particularly of the user interface, for clinical infusion pumps. We are still evaluating the effect of these new requirements and it is possible that complying with them will delay the submission of the new product for U.S. approval. However, we currently still anticipate launching our first clinical product during 2011.

We continue to pursue our tuck-under acquisition strategy.

We believe that through execution of our strategy of organic growth, tuck-under acquisitions and operational improvements we will be able to strengthen the company and position ourselves well for when the economy recovers. While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial condition and their impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2010.

Our goal is to develop and sell products that improve life science research and regenerative medicine and as such, we monitor our operating metrics and when appropriate, effect organizational changes to leverage infrastructure and distribution channels. These changes may be effected as a result of various events, including acquisitions, the worldwide economy, general market conditions and personnel changes.

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

At June 30, 2010, we had $11.2 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 25% and 30%, respectively, of our revenues for the six months ended June 30, 2010 and for the year ended December 31, 2009.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the six months ended June 30, 2010 and for the year ended December 31, 2009, approximately 43% and 48%, respectively, of our revenues were derived from sales to distributors.

For the six months ended June 30, 2010, approximately 65% of our revenues were derived from products we manufacture; approximately 23% were derived from distributed products sold under our brand names and approximately 12% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2009, approximately 76% of our revenues were derived from products we manufacture; approximately 15% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 9% were derived from distributed products sold under our brand names.

For the six months ended June 30, 2010 and for the year ended December 31, 2009, approximately 41% and 52%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation,” was $0.7 million and $1.2 million for the three and six months ended June 30, 2010, respectively. Stock-based compensation expense recognized under FASB ASC 718 was $0.7 million and $1.0 million for the three and six months ended June 30, 2009, respectively. This stock-based compensation expense was related to employee stock options, RSUs and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Income Taxes

As described in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010, we have recorded a full valuation allowance against most United States deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets. As we gain more insight into the amount and sustainability of taxable income from Denville, our investment requirements for regenerative medicine and certain other factors impacting our U.S. tax position, we may reverse a significant amount of the valuation allowance in future periods that could materially impact our effective tax rate.

Selected Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009:

	Three Months Ended
	June 30,
			Dollar	%
	2010	2009	Change	Change
	(dollars in thousands, unaudited)

Revenues	$25,905	$18,049	$7,856	43.5%
Cost of product revenues	13,855	9,107	4,748	52.1%
Gross margin percentage	46.5%	49.5%	N/A	-6.1%
Sales and marketing expenses	4,191	2,688	1,503	55.9%
General and administrative expenses	3,807	3,552	255	7.2%
Research and development expenses	1,102	1,089	13	1.2%

Revenues.

Revenues increased $7.9 million, or 43.5%, to $25.9 million for the three months ended June 30, 2010 compared to $18.0 million for the same period in 2009. Our Denville Scientific subsidiary, which we acquired on September 2, 2009, contributed approximately $6.5 million to second quarter 2010 revenues. The effect of a stronger U.S. dollar decreased the Company’s second quarter revenues by $0.7 million, or 3.6%, compared with the same period in 2009. Adjusting for the effect of foreign currency fluctuation and excluding Denville, revenues were up $2.0 million, or 11.0%, year-to-year and reflected organic growth across our Harvard Apparatus, Biochrom and Hoefer electrophoresis businesses.

Cost of product revenues.

Cost of product revenues increased $4.8 million, or 52.1%, to $13.9 million for the three months ended June 30, 2010 compared with $9.1 million for the three months ended June 30, 2009. The increase in cost of product revenues included expenses attributable to our Denville Scientific subsidiary which were partially offset by a $0.3 million favorable currency effect from a stronger U.S. dollar and the effects of cost reductions related to our operational improvement initiatives. Gross profit as a percentage of revenues decreased to 46.5% for the three months ended June 30, 2010 compared with 49.5% for the same period in 2009. The decrease in gross profit as a percentage of revenues was primarily due to the impact of Denville Scientific, which because it does not manufacture its products, has lower gross margins than our overall average margin. Second quarter 2010 gross margin as a percentage of revenues, excluding Denville, was 50.0%.

Sales and marketing expense.

Sales and marketing expenses increased $1.5 million, or 55.9%, to $4.2 million for the three months ended June 30, 2010 compared with $2.7 million for the three months ended June 30, 2009. This increase was primarily due to the expenses of our Denville Scientific subsidiary and increased marketing efforts in all of our businesses, which were partially offset by a $0.1 million favorable impact of currency exchange rates.

General and administrative expense.

General and administrative expenses increased $0.3 million, or 7.2%, to $3.8 million for the three months ended June 30, 2010 compared with $3.5 million for the three months ended June 30, 2009. The year-to-year quarterly increase was primarily due to the expenses of our Denville Scientific subsidiary.

Research and development expense.

Research and development expenses remained relatively flat at $1.1 million for the three months ended June 30, 2010 compared with $1.1 million for the same period in 2009.

Amortization of intangible assets.

Amortization of intangibles was $0.6 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively.

Other income, net.

Other income and expense, net, was $0.1 million income and $0.5 million expense for the three months ended June 30, 2010 and 2009, respectively. Net interest expense was $0.1 million for the three months ended June 30, 2010 compared to net interest expense of $28,000 for the three months ended June 30, 2009. The increase in net interest expense was primarily due to higher average debt balances in the second quarter of 2010 compared to the second quarter of 2009. Other income and expense, net, also included foreign exchange losses of $0.1 million for the three months ended June 30, 2010 and foreign exchange loss of $0.4 million for the three months ended June 30, 2009. Included in other income and expense, net, for the second quarter of 2010 was a $0.4 million gain from adjustment of the contingent consideration related to our Denville Scientific acquisition. Also, other income and expense, net for the three months ended June 30, 2010 and 2009, respectively, included $0.1 million of direct acquisition costs.

Income taxes.

Income tax expense was approximately $0.6 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rate was 24.6% for the three months ended June 30, 2010, compared with 19.0% for the same period of 2009. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance. Should our judgment change about the likely realization of certain United States deferred tax assets, we may reverse a significant amount of the valuation allowance recorded against those deferred tax assets. Such reversal would be recorded as an income tax benefit in the period that utilization of these deferred tax assets is determined to be more likely than not and could materially impact our effective income tax rate in future periods.

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

No charges were recorded during the three and six months ended June 30, 2010 related to the 2009 restructuring plan. We recorded restructuring charges of $0.4 million during the three and six months ended June 30, 2009, related to the 2009 restructuring plan.

Six months ended June 30, 2010 compared to six months ended June 30, 2009:

	Six Months Ended
	June 30,
			Dollar	%
	2010	2009	Change	Change
	(dollars in thousands, unaudited)

Revenues	$52,205	$37,121	$15,084	40.6%
Cost of product revenues	27,373	18,769	8,604	45.8%
Gross margin percentage	47.6%	49.4%	N/A	-3.8%
Sales and marketing expenses	7,998	5,060	2,938	58.1%
General and administrative expenses	8,068	6,869	1,199	17.5%
Research and development expenses	2,309	2,088	221	10.6%

Revenues.

Revenues increased $15.1 million, or 40.6%, to $52.2 million for the six months ended June 30, 2010 compared to $37.1 million for the same period in 2009. Our Denville Scientific subsidiary, which we acquired on September 2, 2009, contributed approximately $12.3 million in revenue for the six months ended June 30, 2010. The effect of a weaker U.S. dollar increased the Company’s revenues by $0.1 million, or 0.3%, compared with the same period in 2009. Adjusting for the effect of foreign currency fluctuation and excluding Denville, revenues were up $2.8 million, or 7.4%, year-to-year and reflected organic growth across our Harvard Apparatus, Biochrom and Hoefer electrophoresis businesses.

Cost of product revenues.

Cost of product revenues increased $8.6 million, or 45.8%, to $27.4 million for the six months ended June 30, 2010 compared with $18.8 million for the six months ended June 30, 2009. The increase in cost of product revenues included $7.7 million attributable to our Denville Scientific subsidiary and $0.1 million from the currency effect of a weaker U.S. dollar, which were partially offset by the effects of cost reductions related to our operational improvement initiatives. Gross profit as a percentage of revenues decreased to 47.6% for the six months ended June 30, 2010 compared with 49.4% for the same period in 2009. The decrease in gross profit as a percentage of revenues was primarily due to the impact of Denville Scientific, which because it does not manufacture its products, has lower gross margins than our overall average margin. Gross margin as a percentage of revenues, excluding Denville, was 50.9% for the six months ended June 30, 2010, which reflected the effects of operational improvement initiatives completed during 2009, ongoing cost improvement efforts and a more favorable sales mix compared with the same period in 2009.

Sales and marketing expense.

Sales and marketing expenses increased $2.9 million, or 58.0%, to $8.0 million for the six months ended June 30, 2010 compared with $5.1 million for the six months ended June 30, 2009. This increase was primarily due to the expenses of our Denville Scientific subsidiary and increased marketing efforts in all of our businesses.

General and administrative expense.

General and administrative expenses increased $1.2 million, or 17.5%, to $8.1 million for the six months ended June 30, 2010 compared with $6.9 million for the six months ended June 30, 2009. The year-to-year increase was primarily due to the expenses at our Denville subsidiary, a $0.2 million increase in stock compensation expense, and a $0.5 million increase in other general and administrative areas combined.

Research and development expense.

Research and development expenses increased 10.6%, or $0.2 million, to $2.3 million for the six months ended June 30, 2010 compared with $2.1 million for the same period in 2009. The increase in research and development expenses was primarily due to $0.2 million of spending related to regenerative medicine and increased development efforts in the Biochrom business, which were partially offset by decreased expenses in the Harvard Apparatus business.

Amortization of intangible assets.

Amortization of intangibles was $1.1 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

Other income, net.

Other income and expense, net, was $29,000 expense and $0.4 million expense for the six months ended June 30, 2010 and 2009, respectively. Net interest expense was $0.2 million for the six months ended June 30, 2010 compared to net interest expense of $0.1 million for the six months ended June 30, 2009. The increase in net interest expense was primarily due to higher average debt balances in the six months ended June 30, 2010 compared to the prior year period. Other income and expense, net, also included foreign exchange losses of $0.1 for the six months ended June 30, 2010 and foreign exchange losses of $0.3 million for the six months ended June 30, 2009. Also included in other income and expense, net, was a $0.4 million gain from adjustment of the contingent consideration related to our Denville Scientific acquisition. Other income and expense, net for the six months ended June 30, 2010 and 2009, respectively, also included $0.1 million of direct acquisition costs.

Income taxes.

Income tax expense was approximately $1.2 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rate was 22.9% for the six months ended June 30, 2010, compared with 24.0% for the same period of 2009. The difference between our effective tax rate and the US statutory tax rate is principally attributable to foreign tax rate differential and changes in our valuation allowance. Should our judgment change about the likely realization of certain United States deferred tax assets, we may reverse a significant amount of the valuation allowance recorded against those deferred tax assets. Such reversal would be recorded as an income tax benefit in the period that utilization of these deferred tax assets is determined to be more likely than not and could materially impact our effective income tax rate in future periods.

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

No charges were recorded during the three and six months ended June 30, 2010 related to the 2009 restructuring plan. We recorded restructuring charges of $0.4 million during the three and six months ended June 30, 2009, related to the 2009 restructuring plan.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, working capital and capital expenditures.

The Company ended the second quarter of 2010 with cash and cash equivalents of $15.7 million compared to $16.6 million at December 31, 2009. As of June 30, 2010 and December 31, 2009, the Company had $11.2 million and $13.3 million, respectively, outstanding under its credit facility. Total cash and equivalents, net of debt, was $4.6 million and $3.3 million at June 30, 2010 and December 31, 2009, respectively.

Overview of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operations:
Net income	$4,103	$2,120
Changes in assets and liabilities	(805)	1,750
Other adjustments to operating cash flows	2,894	2,851

Net cash provided by operating activities	6,192	6,721

Investing activities:
Net cash used in investing activities	(2,257)	(683)

Financing activities:
Repayments of debt, net	(2,161)	(850)
Purchases of treasury stock	(1,751)	(2,404)
Other financing activities	179	111

Net cash used in financing activities	(3,733)	(3,143)

Effect of exchange rate changes on cash	(1,071)	208

(Decrease) increase in cash and cash equivalents	$(869)	$3,103

Our operating activities generated cash of $6.2 million for the six months ended June 30, 2010 compared to $6.7 million for the six months ended June 30, 2009. The decrease in cash flows from operations was primarily due to changes in working capital year to year.

Our investing activities used cash of $2.3 million during the six months ended June 3, 2010 compared to $ 0.7 million during the six months ended June 30, 2009. Investing activities during both 2009 and 2010 included purchases of property, plant and equipment and expenditures for our catalogs. During the second quarter of 2010 we made the final payment of approximately $1.5 million for our September 2009 Denville Scientific acquisition. During 2010, catalog costs reflect the publication and distribution of an 850-page Harvard Apparatus catalog. We spent $0.4 million and $0.6 million in the six months ended June 30, 2010 and 2009, respectively, on capital expenditures. We currently expect to make approximately $1.2 million of capital expenditures during 2010. Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the six months ended June 30, 2010, financing activities used cash of $3.7 million, which consisted primarily of net repayments under our credit facility and repurchases of our common stock. During the first half of 2010, we made net repayments of debt of $2.2 million and we repurchased in the open market 0.5 million shares of our common stock at a cost of $1.8 million, including commissions. During the first half of 2009, we repurchased in the open market 0.8 million shares of our common stock at a cost of $2.4 million, including commissions, and repaid $0.9 million of debt.

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

Changes in foreign currency exchange rates resulted in increases in revenues of $0.1 million and expenses of $0.1 million during the six months ended June 30, 2010.

The loss associated with the translation of foreign equity into U.S. dollars was approximately $3.5 million during the six months ended June 30, 2010 compared to a gain associated with the translation of foreign equity into U.S. dollars of approximately $2.4 million during the six months ended June 30, 2009. In addition, currency exchange rate fluctuations resulted in approximately $0.1 million and $0.3 million in foreign currency losses during the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2009, we had $11.2 million and $13.3 million, respectively, outstanding under our credit facility. The borrowings under our credit facility were primarily related to our September 2009 acquisition of Denville Scientific and repurchases of our common stock under our stock repurchase program.

Contractual Obligations

The following schedule represents our contractual obligations, excluding interest, as of June 30, 2010.

	Total	2011	2012	2013	2014	2015	2016 and Beyond
	(in thousands)
Bank credit facility and notes payable	$11,150	$—	$—	$11,150	$—	$—	$—
Operating leases	5,771	1,480	1,350	967	689	573	712
Capital leases, including imputed interest	9	2	3	3	1	—	—

Total	$16,930	$1,482	$1,353	$12,120	$690	$573	$712

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

The majority of our manufacturing and testing of products occurs in research centers in the United States, the United Kingdom, Germany and Spain. We sell our products globally through our direct catalog sales, direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2010, we had $11.2 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 4.0%. At June 30, 2010, the interest rate on this debt was 4.35%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of June 30, 2010 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of June 30, 2010	Interest Expense Increase
(in thousands)
Interest rates increase by 1.0%	$112
Interest rates increase by 2.0%	$223

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchases of its common stock during the three months ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 1, 2010 - April 30, 2010	—	$—	—	$5,000,003
May 1, 2010 - May 31, 2010	—	$—	—	$5,000,003
June 1, 2010 - June 30, 2010	496,824	$3.52	496,824	$3,249,053

Total	496,824	$3.52	496,824

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

During the life of the program, we have repurchased in the open market 2,199,172 shares of common stock at an aggregate cost of $6.8 million, including commissions under the stock repurchase program.

During the three and six months ended June 30, 2010, the Company repurchased in the open market 496,824 shares of common stock at an aggregate cost of $1.8 million, including commissions under the stock repurchase program.

Item 6.	Exhibits

Exhibit Index

10.1	Amendment No. 2, dated as of May 22, 2010, to Lease Agreement, as subsequently amended, Between Seven October Hill, LLC and Harvard Bioscience, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K and filed with the SEC on June 3, 2010).

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 6, 2010

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer