Form 10-Q
period 2010-09-30
HARVARD BIOSCIENCE INC
filed 2010-11-05
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 28,285,675 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$17,217	$16,588
Accounts receivable, net of allowance for doubtful accounts of $381 and $403, respectively	13,837	14,383
Inventories	16,272	14,406
Deferred income tax assets - current	2,957	573
Other receivables and other assets	2,905	2,249

Total current assets	53,188	48,199

Property, plant and equipment, net	3,255	3,545
Deferred income tax assets - non-current	7,089	318
Amortizable intangible assets, net	20,444	21,104
Goodwill	34,642	32,108
Other indefinite lived intangible assets	1,285	1,301
Other assets	441	656

Total assets	$120,344	$107,231

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$3	$13
Accounts payable	4,734	4,856
Deferred revenue	409	434
Accrued income taxes payable	509	369
Accrued expenses	3,917	3,680
Other liabilities - current	235	2,906

Total current liabilities	9,807	12,258

Long-term debt, less current installments	18,009	13,308
Deferred income tax liabilities - non-current	135	2,037
Other liabilities - non-current	3,961	4,371

Total liabilities	31,912	31,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,028,682 and 35,948,108 shares issued and 28,283,175 and 29,584,436 shares outstanding, respectively	361	360
Additional paid-in-capital	187,041	184,856
Accumulated deficit	(85,625)	(102,457)
Accumulated other comprehensive income	(2,677)	(1,834)
Treasury stock at cost, 7,745,507 and 6,363,672 common shares, respectively	(10,668)	(5,668)

Total stockholders’ equity	88,432	75,257

Total liabilities and stockholders’ equity	$120,344	$107,231

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$26,453	$20,998	$78,658	$58,119
Cost of product revenues	13,886	10,769	41,259	29,538

Gross profit	12,567	10,229	37,399	28,581

Sales and marketing expenses	4,101	2,836	12,100	7,896
General and administrative expenses	4,407	3,888	12,475	10,757
Research and development expenses	1,240	1,074	3,549	3,162
Restructuring charges	283	59	283	508
Amortization of intangible assets	593	442	1,702	1,172

Total operating expenses	10,624	8,299	30,109	23,495

Operating income	1,943	1,930	7,290	5,086

Other income (expense):
Gain from adjustment of acquisition contingencies	—	—	429	—
Foreign exchange	(2)	—	(109)	(299)
Interest expense	(196)	(60)	(479)	(139)
Interest income	11	5	60	18
Other, net	(193)	(391)	(310)	(393)

Other expense, net	(380)	(446)	(409)	(813)

Income before income taxes	1,563	1,484	6,881	4,273
Income tax (benefit) expense	(11,167)	163	(9,951)	832

Net income	$12,730	$1,321	$16,832	$3,441

Income per share:
Basic earnings per common share	$0.45	$0.04	$0.58	$0.12

Diluted earnings per common share	$0.44	$0.04	$0.57	$0.11

Weighted average common shares:
Basic	28,443	29,467	29,197	29,691

Diluted	28,786	29,942	29,586	29,960

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$16,832	$3,441
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,992	1,687
Depreciation	898	892
Gain on acquisition contingencies	(429)	—
(Gain) loss on sales of fixed assets	(9)	3
Restructuring charges	—	230
Amortization of catalog costs	256	243
Provision for allowance for doubtful accounts	(30)	(11)
Amortization of intangible assets	1,702	1,172
Amortization of deferred financing costs	67	34
Deferred income taxes	(11,031)	(53)
Changes in operating assets and liabilities:
Decrease in accounts receivable	550	3,386
Increase in inventories	(1,406)	(941)
(Increase) decrease in other receivables and other assets	(261)	996
Decrease in trade accounts payable	(193)	(1,597)
Increase (decrease) in accrued income taxes payable	29	(193)
(Decrease) increase in accrued expenses	(547)	38
Decrease in deferred revenue	(20)	(112)
Decrease in other liabilities	(356)	(77)

Net cash provided by operating activities	8,044	9,138

Cash flows used in investing activities:
Additions to property, plant and equipment	(615)	(820)
Additions to catalog costs	(376)	(135)
Proceeds from sales of property, plant and equipment	22	—
Acquisitions, net of cash acquired	(6,115)	(12,812)

Net cash used in investing activities	(7,084)	(13,767)

Cash flows used in financing activities:
Net proceeds from issuance of debt	10,350	9,000
Repayments of debt	(5,662)	(1,365)
Purchases of treasury stock	(5,000)	(2,404)
Net proceeds from issuance of common stock	194	112

Net cash (used in) provided by financing activities	(118)	5,343

Effect of exchange rate changes on cash	(213)	233

Increase in cash and cash equivalents	629	947
Cash and cash equivalents at the beginning of period	16,588	13,698

Cash and cash equivalents at the end of period	$17,217	$14,645

Supplemental disclosures of cash flow information:
Cash paid for interest	$453	$88
Net cash paid for income taxes	$2,036	$1,059

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 11, 2010.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 11, 2010, with the exception of stock-based compensation on restricted stock units as noted below.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the settlements relating to Level 3 measurements. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, and for the interim periods within fiscal years with early adoption permitted. We believe the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

3.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	September 30, 2010		December 31, 2009		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$11,256	$(8,014)	$11,234	$(7,525)	5.1 Years
Tradename	4,348	(897)	4,123	(689)	13.3 Years
Distribution agreement/customer relationships	18,562	(4,813)	17,884	(3,927)	12.6 Years
Patents	8	(6)	9	(5)	5.6 Years

Total amortizable intangible assets	$34,174	$(13,730)	$33,250	$(12,146)

Unamortizable intangible assets:
Goodwill	$34,642		$32,108
Other indefinite lived intangible assets	1,285		1,301

Total goodwill and other indefinite lived intangible assets	$35,927		$33,409

Total intangible assets	$70,101		$66,659

(a)	Weighted average life is as of September 30, 2010.

The change in the carrying amount of goodwill for the nine months ended September 30, 2010 is as follows:

(in thousands)
Balance at December 31, 2009	$32,108
Goodwill arising from business combination	2,817
Effect of change in foreign currencies	(283)

Balance at September 30, 2010	$34,642

Intangible asset amortization expense was $0.6 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively. Intangible asset amortization expense was $1.7 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.4 million for the years ending December 31, 2010 and 2011, $2.2 million for the year ending December 31, 2012, $2.0 million for the year ending December 31, 2013 and $1.8 million for the year ending December 31, 2014.

4.	Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Finished goods	$7,232	$7,116
Work in process	689	559
Raw materials	8,351	6,731

Total	$16,272	$14,406

5.	Restructuring and Other Exit Costs

2010 Restructuring Plan

During the third quarter of 2010, the management of Harvard Bioscience developed a plan to streamline its operations at Panlab, the Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization. During the third quarter of 2010, the Company recorded restructuring charges of approximately $0.3 million, representing severance payments to employees. No charges are expected to be incurred beyond the third quarter of 2010 on this matter.

The restructuring charges related to the 2010 Restructuring Plan were as follows:

Severance and Related Costs
(in thousands)
Restructuring charges	$283
Cash payments	(196)

September 30, 2010 accrual balance	$87

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

Aggregate restructuring charges relating to the 2010 Restructuring Plan and the 2009 Restructuring Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Restructuring charges	$283	$110	$283	$658

6.	Acquisitions

Coulbourn Instruments

On August 23, 2010, the Company through its wholly-owned subsidiary, Denville Scientific, Inc. acquired substantially all of the assets of Coulbourn Instruments LLC (“Coulbourn”), a Delaware limited liability company with its principal offices in Pennsylvania.

During the third quarter of 2010, the Company paid approximately $4.6 million to acquire essentially all of the assets of Coulbourn. The Company funded the acquisition from its existing cash balances and borrowings under its credit facility.

Coulbourn Instruments is a manufacturer of behavioral measurement products, with a strong focus on systems for assessing learning and memory utilized in research laboratories. This acquisition is complementary to the Company’s behavior research products, thereby strengthening the Company’s position in this market.

We have preliminarily allocated the purchase price for the Coulbourn acquisition. The aggregate purchase price for this acquisition was preliminarily allocated to tangible and intangible assets acquired as follows:

(in thousands)
Tangible assets	$796
Liabilities assumed	(234)

Net assets assumed	562

Goodwill and intangible assets:
Goodwill	2,817
Customer relationships	799
Trade name	225
Technology	219
Non-compete agreements	8

Total goodwill and intangible assets	4,068

Acquisition purchase price	$4,630

Direct acquisition costs related to Coulbourn, recorded in other expense, net in our consolidated statement of operations, were $0.2 million and $0.3 million for the three and nine months ended September 30, 2010, respectively.

The results of operations for Coulbourn Instruments have been included in our consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered immaterial for the purposes of proforma financial statement disclosures. Goodwill recorded as a result of acquisition of Coulbourn Instruments is deductible for tax purposes.

Denville Scientific

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

The amounts of Denville’s revenue and net income included in the consolidated statement of operations for the three months ended September 30, 2010 are $6.7 million and $0.6 million, respectively. The amounts of Denville’s revenue and net income included in the consolidated statement of operations for the nine months ended September 30, 2010 are $18.9 million and $1.5 million, respectively.

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

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)	(in thousands)
Pro Forma

Revenues	$25,465	$73,685

Net income	$2,090	$4,872

7.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2009	$186	(56)	32	$162

Nine months ended September 30, 2010	$162	(5)	(8)	$149

8.	Comprehensive Income

As of September 30, 2010, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $0.1 million and, in accordance with FASB ASC 715-20, “Compensation – Retirement Benefits, Defined Benefit Plans” $(2.7) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$12,730	$1,321	$16,832	$3,441
Other comprehensive income (loss)	2,693	(101)	(843)	2,323

Comprehensive income	$15,423	$1,220	$15,989	$5,764

Other comprehensive income for the three and nine months ended September 30, 2010 and 2009 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Components of net periodic benefit cost:
Service cost	$48	$43	$136	$113
Interest cost	209	237	587	617
Expected return on plan assets	(159)	(173)	(447)	(451)
Net amortization loss	40	32	113	80

Net periodic benefit cost	$138	$139	$389	$359

For the three and nine months ended September 30, 2010, the Company contributed $0.2 million and $0.6 million, respectively, to its defined benefit plans. For the three and nine months ended September 30, 2009, the Company contributed $0.1 million and $0.3 million, respectively, to its defined benefit plans. The Company expects to contribute approximately $0.2 million to its defined benefit plans during the fourth quarter of 2010.

10.	Leases

We have noncancelable operating leases for office and warehouse space expiring at various dates through 2017.

On May 22, 2010, we amended our lease agreement for our headquarters, office, light manufacturing and warehouse space in Holliston, Massachusetts. The amendment provides for an extended lease term commencing on June 1, 2010 and ending on May 31, 2017.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.5 million for the year ending December 31, 2010. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at September 30, 2010, are as follows:

Operating Leases
(in thousands)
2011	$1,535
2012	1,397
2013	994
2014	709
2015	573
Thereafter	712

Net minimum lease payments	$5,920

11.	Capital Stock

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. On November 3, 2009, the Board of Directors extended this program for an additional year. Under the program, shares could be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. During the three and nine months ended September 30, 2010, the Company repurchased in the open market 885,011 and 1,381,835 shares of common stock, respectively, at an aggregate cost of $3.2 million and $5.0 million, respectively, including commissions under the stock repurchase program. The share repurchases made in the third quarter of 2010 completed the $10.0 million stock repurchase program.

During the three months ended September 30, 2009, the Company did not repurchase any common stock in the open market. During the nine months ended September 30, 2009, the Company repurchased in the open market 811,872 shares of common stock at an aggregate cost of $2.4 million including commissions under the stock repurchase program.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan (“ESPP”)

In 2000, the Company approved the ESPP. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 334,183 shares were issued as of September 30, 2010. During the three months ended September 30, 2010 and September 30, 2009, the Company did not issue any shares of the Company’s common stock under the ESPP. For the nine months ended September 30, 2010 and September 30, 2009, the Company issued 24,689 shares and 19,717 shares respectively of the Company’s common stock under the ESPP.

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

A summary of stock option and RSU activity under the 2000 Plan for the nine months ended September 30, 2010 is as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2009	946,729	7,502,235	$4.45	—	$—
Granted	(1,106,700)	639,100	3.60	467,600	3.61
Exercised	—	(55,885)	2.13	—	—
Vested (RSUs)	—	—	—	—	—
Cancelled / forfeited	246,750	(246,750)	4.16	—	—

Balance at September 30, 2010	86,779	7,838,700	$4.40	467,600	$3.61

The following assumptions were used to estimate the fair value of the stock options and the RSUs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility	55.19%	62.40%	56.02%	62.90%
Risk-free interest rate	1.86%	2.70%	2.25%	2.51%
Expected holding period	6.08	6.22	6.14	6.27
Dividend Yield	0%	0%	0%	0%

The weighted average fair values of the options granted under the 2000 Plan during the nine months ended September 30, 2010 was $1.96, using the Black Scholes option-pricing model.

We used historical volatility to estimate the expected stock price volatility assumption. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected holding period of employee stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense for the three and nine months ended September 30, 2010 consisted of stock-based compensation expense related to employee stock options, RSUs and the ESPP. Stock-based compensation expense for the three and nine months ended September 30, 2009 consisted of stock-based compensation expense related to employee stock options and the ESPP.

Stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Cost of sales	$18	$18	$52	$46
Sales and marketing	38	3	65	11
General and administrative	696	693	1,863	1,624
Research and development	7	3	12	6

Total stock-based compensation	$759	$717	$1,992	$1,687

We did not capitalize any stock-based compensation.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options and RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

`	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic	28,442,886	29,466,595	29,197,120	29,691,312

Effect of assumed conversion of employee and director stock options and restricted stock units	342,703	475,667	388,827	268,617

Diluted	28,785,589	29,942,262	29,585,947	29,959,929

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 6,143,904 and 5,570,223 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,931,044 and 5,000,273 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, as the impact of these shares would be anti-dilutive.

12.	Revolving Credit Facility

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility extending the maturity date from January 1, 2007 to December 1, 2009.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0%. At September 30, 2010, the interest rate for the facility was 4.26%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of September 30, 2010 and December 31, 2009, we had $18.0 million and $13.3 million, respectively, outstanding under our credit facility. The borrowings under the credit facility were primarily related to our acquisitions of Denville Scientific and Coulbourn Instruments, and our stock repurchases. As of September 30, 2010, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $2.0 million.

13.	Income Tax

As described in Note 13 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company had maintained a full valuation allowance against most of its United States deferred tax assets, net of deferred tax liabilities exclusive of deferred tax liabilities related to indefinite lived intangible assets. During the quarter ended September 30, 2010, management concluded that it is more likely than not that a majority of our U.S. deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in the U.S. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. The release of the above mentioned valuation allowances resulted in an income tax benefit of $11.3 million, which was recorded as a discrete item during the quarter ended September 30, 2010.

14.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash paid for acquisitions:
Net assets acquired or liabilities assumed	$562	$3,818
Intangible assets	4,068	21,459
Final payment related to the acquisition of Denville Scientific	1,485	—
Less contingent consideration	—	(12,465)

Cash paid for acquisitions	$6,115	$12,812

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand our distribution channels, expand our product offerings, introduce new products or commercialize new technologies on a timely basis, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions and any restructuring initiatives ,lack of demand or decreased demand for the Company’s products due to changes in our customers’ needs, success of our efforts with our distributor to promote sales of our microvolume spectrophotometer product and success of our strategies to increase the sales of other products, our ability to obtain regulatory approvals, including FDA approval, for our products including any products in the field of regenerative medicine, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, our ability to utilize deferred tax assets after the release of our valuation allowances, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 11, 2010. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

Our strategy focuses on creating value through combining tuck-under acquisitions with organic growth and operational improvements. During the third quarter of 2010, we achieved organic revenue growth of 4.6% compared to the third quarter of 2009. One of the major drivers of our improved financial performance for the third quarter of 2010 was the acquisition of Denville. Denville was acquired in September 2009 and has been accretive to our earnings per share since the acquisition. In addition to Denville’s positive impact on the third quarter, the core business also performed well. Our strong organic growth was achieved despite some weakness at our Hoefer and Harvard Apparatus Spain and U.K. subsidiaries.

The main drivers of organic revenue growth in the third quarter of 2010 were a general strengthening in our markets, new product development and the expansion of our sales force. During the second quarter of 2010, we launched the third of what we believe are four major new research syringe pumps in the Harvard Apparatus business. Syringe pumps are our single biggest product line. We believe that Pump 11 Elite is a major upgrade to our best selling Pump 11 product line, as it incorporates a color touch screen user interface, methods storage and programming without a separate computer and USB connectivity. In October 2010, we launched the fourth major new pump, called the KDS 100 Legato. We believe that the new KDS pump will bring similar improvements to the KD Scientific product line as the new Pump 11 Elite brings to the Harvard Apparatus line. We currently expect these new products to contribute to the organic growth at Harvard Apparatus, especially in the United States.

During the second quarter of 2010, we also launched what we believe is a major upgrade and expansion of our spectrophotometer product line at our Biochrom business. Spectrophotometry is our second biggest overall product line after syringe pumps. Spectrophotometry is the core of the Biochrom product line and this new product platform provides both improvements to the technical specifications, such as accuracy and reproducibility, as well as ease of use by adding a color touch screen user interface. In addition to our traditional strength in single beam spectrophotometers, we will now be adding dual beam instruments (which are inherently more accurate than single beam instruments) and variable bandwidth instruments, which provide significant extra flexibility to the user. With these new products, we intend to access a larger segment of the entire spectrophotometer market. Initial response from our distributors has been very positive. We think that these new products will help to drive organic growth during the remainder of 2010 and beyond.

In addition to driving growth in our core research markets, we have been investing in 2010 to create new products to address what we believe is a long term growth opportunity in the emerging field of regenerative medicine. Regenerative medicine is using stem cells to repair damaged organs and to grow organs outside the body for transplant. The US Department of Health and Human Services has projected that the US market for regenerative medicine may be $100 billion in the coming years. The government’s estimate appears to include the value of all regenerative medicine protocols and therapies, including potential cost savings versus current methodologies. Our strategy is not to become a therapeutics company but instead to provide tools to researchers and clinicians in the field of regenerative medicine. These new tools currently fall into two main categories: bioreactors for growing tissue and organs outside the body; and injectors for stem cell therapy. These new tools we are creating are being built on our existing technologies – such as our market leading Harvard Apparatus precision syringe pumps and market leading Hugo-Sachs isolated organ systems.

Our first bioreactor is a product that was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in the Lancet in November 2008. During the second and the third quarter of 2010, we took orders for this product, making it what we believe is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

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

We believe that through execution of our strategy of organic growth, tuck-under acquisitions and operational improvements we will be able to strengthen the Company and position ourselves well for when the economy recovers. While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial condition and their impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2010 and noted under “Item 1A. Risk Factors” below.

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

At September 30, 2010, we had borrowings of $18.0 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalog, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 25% and 30%, respectively, of our revenues for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the nine months ended September 30, 2010 and for the year ended December 31, 2009, approximately 42% and 48%, respectively, of our revenues were derived from sales to distributors.

For the nine months ended September 30, 2010, approximately 64% of our revenues were derived from products we manufacture; approximately 24% were derived from distributed products sold under our brand names and approximately 12% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2009, approximately 76% of our revenues were derived from products we manufacture; approximately 15% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 9% were derived from distributed products sold under our brand names.

For the nine months ended September 30, 2010 and for the year ended December 31, 2009, approximately 40% and 52%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation,” was $0.8 million and $2.0 million for the three and nine months ended September 30, 2010, respectively. Stock-based compensation expense recognized under FASB ASC 718 was $0.7 million and $1.7 million for the three and nine months ended September 30, 2009, respectively. This stock-based compensation expense was related to employee stock options, RSUs and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Income Taxes

As described in Note 13 in our Company’s Annual Report on Form 10-K for the year ended December 31, 2009, we have maintained a full valuation allowance against most of our United States deferred tax assets, net of deferred tax liabilities exclusive of deferred tax liabilities related to indefinite lived intangible assets. During the quarter ended September 30, 2010, management concluded that it is more likely than not that a majority of our U.S.

deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in the U.S. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. The release of the above mentioned valuation allowances results in an income tax benefit of $11.3 million, which is being recorded as a discrete item during the quarter ended September 30, 2010. At September 30, 2010 our consolidated balance sheets reflected approximately $9.9 million of deferred tax assets net of deferred tax liabilities. We currently expect the utilization of these net deferred tax assets to result in approximately $9.9 million of cash savings over the next several years by offsetting future tax liabilities.

Selected Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$26,453	$20,998	$5,455	26.0%
Cost of product revenues	13,886	10,769	3,117	28.9%
Gross margin percentage	47.5%	48.7%	N/A	-2.5%
Sales and marketing expenses	4,101	2,836	1,265	44.6%
General and administrative expenses	4,407	3,888	519	13.3%
Research and development expenses	1,240	1,074	166	15.5%

Revenues.

Revenues increased $5.5 million, or 26.0%, to $26.5 million for the three months ended September 30, 2010 compared to $21.0 million for the same period in 2009. Our Denville Scientific and Coulbourn Instruments subsidiaries, which were acquired on September 2, 2009 and August 22, 2010, respectively, contributed approximately $5.2 million to the increase in the third quarter 2010 revenues. The effect of a stronger U.S. dollar decreased our third quarter revenues by $0.7 million, or 3.3%, compared with the same period in 2009. Adjusting for the effects of foreign currency and acquisitions, revenues were up $1.0 million, or 4.6%, year-to-year and reflected organic growth in our Harvard Apparatus and Biochrom businesses.

Cost of product revenues.

Cost of product revenues increased $3.1 million, or 28.9%, to $13.9 million for the three months ended September 30, 2010 compared with $10.8 million for the three months ended September 30, 2009. The increase in cost of product revenues included $3.2 million attributable to our Denville Scientific and Coulbourn Instruments subsidiaries, which was partially offset by a $0.4 million favorable currency effect from a stronger U.S. dollar and the effects of cost reductions related to our operational improvement initiatives. Gross profit as a percentage of revenues decreased to 47.5% for the three months ended September 30, 2010 compared with 48.7% for the same period in 2009. The decrease in gross profit as a percentage of revenues was primarily due to the impact of Denville Scientific, which because it does not manufacture its products, has lower gross margins than our overall average margin. Third quarter 2010 gross margin as a percentage of revenues, excluding Denville, was 50.6% compared with 49.6% for the third quarter of 2009. The year-to-year quarterly increase reflected the effects of operational improvement initiatives completed during 2009, greater sales volume and a more favorable sales mix.

Sales and marketing expense.

Sales and marketing expenses increased $1.3 million, or 44.6%, to $4.1 million for the three months ended September 30, 2010 compared with $2.8 million for the three months ended September 30, 2009. This increase was primarily due to our Denville Scientific and Coulbourn Instruments subsidiaries’ costs of $1.0 million and increased sales and marketing efforts in all of our businesses, which were partially offset by a $0.1 million favorable impact of currency exchange rates.

General and administrative expense.

General and administrative expenses increased $0.5 million, or 13.3% to $4.4 million for the three months ended September 30, 2010 compared with $3.9 million for the three months ended September 30, 2009. The year-to-year quarterly increase was primarily due to a $0.3 million increase in the general and administrative expenses related to our Denville Scientific and Coulbourn Instruments subsidiaries.

Research and development expense.

Research and development expenses increased 15.5% to $1.2 million for the three months ended September 30, 2010 compared with $1.1 million for the same period in 2009, reflecting increased activity in our regenerative medicine initiative and new product development efforts in our Biochrom business.

Amortization of intangible assets.

Amortization of intangibles was $0.6 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively. The year-to-year quarterly increase in the amortization of intangible assets expenses was primarily due to the acquisition of Denville Scientific on September 2, 2009.

Other income, net.

Other expense, net, was $0.4 million expense for the three month periods ended September 30, 2010 and 2009. Net interest expense was $0.2 million for the three months ended September 30, 2010 compared to $0.1 million for the three months ended September 30, 2009. The increase in net interest expense was primarily due to higher average debt balances in the third quarter of 2010 compared to the third quarter of 2009. Other income and expense, net, also included direct acquisition costs of $0.2 million for the three months ended September 30, 2010 and $0.4 million for the three months ended September 30, 2009.

Income taxes.

Income tax benefit for the three months ended September 30, 2010 was approximately $11.2 million. The income tax benefit was primarily due to the release of a significant portion of our valuation allowances related to our U.S. net deferred tax assets during the third quarter 2010. See Note 13 to our unaudited consolidated financial statements for additional detail. The income tax expense for the three months ended September 30, 2009 was approximately $0.2 million. The effective income tax rate was 11.0% for the third quarter of 2009. The difference between our effective tax rate and the US statutory tax rate for the third quarter 2009 is principally attributable to the changes in our valuation allowance and our foreign rate differential.

Restructuring

During the third quarter of 2010, the management of Harvard Bioscience developed a plan to streamline our operations at Panlab, our Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization. During the third quarter of 2010, we recorded restructuring charges of approximately $0.3 million, representing severance payments to employees. No charges are expected to be incurred beyond the third quarter of 2010 on this matter.

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

No charges were recorded during the three months ended September 30, 2010 related to the 2009 restructuring plan. We recorded restructuring charges of $0.1 million during the three months ended September 30, 2009, related to the 2009 restructuring plan.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$78,658	$58,119	$20,539	35.3%
Cost of product revenues	41,259	29,538	11,721	39.7%
Gross margin percentage	47.5%	49.2%	N/A	-3.3%
Sales and marketing expenses	12,100	7,896	4,204	53.2%
General and administrative expenses	12,475	10,757	1,718	16.0%
Research and development expenses	3,549	3,162	387	12.2%

Revenues.

Revenues increased $20.6 million, or 35.3%, to $78.7 million for the nine months ended September 30, 2010 compared to $58.1 million for the same period in 2009. Our Denville Scientific and Coulbourn Instruments subsidiaries contributed approximately $17.4 million to the revenue increase in the nine months ended September 30, 2010. The effect of a stronger U.S. dollar decreased the Company’s revenues by $0.7 million, or 1.1%, compared with the same period in 2009. Adjusting for the effects of foreign currency and acquisitions, revenues were up $3.9 million, or 6.5%, year-to-year and reflected organic growth across our Harvard Apparatus, Biochrom and Hoefer businesses.

Cost of product revenues.

Cost of product revenues increased $11.7 million, or 39.7%, to $41.2 million for the nine months ended September 30, 2010 compared with $29.5 million for the nine months ended September 30, 2009. The increase in cost of product revenues included $10.9 million attributable to our Denville Scientific and Coulbourn Instruments acquisitions. A stronger U.S. dollar caused a $0.3 million favorable currency effect on cost of product revenues for the nine months ended September 30, 2010. Gross profit as a percentage of revenues decreased to 47.5% for the nine months ended September 30, 2010 compared with 49.2% for the same period in 2009. The decrease in gross profit as a percentage of revenues was primarily due to the impact of Denville Scientific, which because it does not manufacture its products, has lower gross margins than our overall average margin. Gross margin as a percentage of revenues, excluding Denville, was 50.8% for the nine months ended September 30, 2010, and 49.5% for the nine months ended September 30, 2009. The year-to-year increase reflected the effects of operational improvement initiatives completed during 2009, greater sales volume and a more favorable sales mix compared with the same period in 2009.

Sales and marketing expense.

Sales and marketing expenses increased $4.2 million, or 53.2%, to $12.1 million for the nine months ended September 30, 2010 compared with $7.9 million for the nine months ended September 30, 2009. This increase included $3.3 million due to the acquisitions of our Denville Scientific and Coulbourn Instruments subsidiaries and reflected increased sales and marketing efforts across our businesses.

General and administrative expense.

General and administrative expenses increased $1.7 million, or 16%, to $12.5 million for the nine months ended September 30, 2010 compared with $10.8 million for the nine months ended September 30, 2009. The year-to-year increase included $0.7 million of expenses at our Denville Scientific subsidiary, $0.1 million of expenses at our Coulbourn Instruments subsidiary, a $0.2 million increase in stock compensation expense, and a $0.7 million increase in other general and administrative areas.

Research and development expense.

Research and development expenses increased $0.4 million, or 12.2%, to $3.5 million for the nine months ended September 30, 2010 compared with $3.1 million for the same period in 2009. The increase in research and development expenses was primarily due to $0.2 million of spending related to regenerative medicine.

Amortization of intangible assets.

Amortization of intangibles was $1.7 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in the amortization of intangible assets expenses was primarily due to the acquisition of Denville Scientific on September 2, 2009.

Other income, net.

Other expense, net, was $0.4 million and $0.8 million expense for the nine month periods ended September 30, 2010 and 2009, respectively. Net interest expense was $0.4 million for the nine months ended September 30, 2010 compared to net interest expense of $0.1 million for the nine months ended September 30, 2009. The increase in net interest expense was primarily due to higher average debt balances in the nine months ended September 30, 2010 compared to the prior year period. Other income and expense, net, also included foreign exchange losses of $0.1 million for the nine months ended September 30, 2010 and $0.3 million for the nine months ended September 30, 2009. In the first three quarters of 2010, other income and expense, net, included a $0.4 million gain from adjustment of the contingent consideration related to our Denville Scientific acquisition. Other income and expense, net, for the nine month periods ended September 30, 2010 and 2009, also included $0.3 million and $0.4 million, respectively, of direct acquisition costs.

Income taxes.

Income tax benefit for the nine months ended September 30, 2010 was approximately $10.0 million. The income tax benefit was primarily due to the release of a significant portion of our valuation allowances related to our U.S. deferred tax assets during the third quarter 2010. See Note 13 to our unaudited consolidated financial statements for additional detail. The income tax expense for the nine months ended September 30, 2009 was approximately $0.8 million. The effective income tax rate was 19.5% for the nine months ended September 30, 2009. The difference between our effective tax rate and the US statutory tax rate for the nine months ended September 30, 2009 is principally attributable to the changes in the valuation allowance and our foreign rate differential.

Restructuring

During the third quarter of 2010, the management of Harvard Bioscience developed a plan to streamline our operations at Panlab, our Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization. During the third quarter of 2010, we recorded restructuring charges of approximately $0.3 million, representing severance payments to employees. No charges are expected to be incurred beyond the third quarter of 2010 on this matter.

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

No charges were recorded during the nine months ended September 30, 2010 related to the 2009 restructuring plan. We recorded restructuring charges of $0.7 million during the nine months ended September 30, 2009, related to the 2009 restructuring plan.

Microvolume Spectrophotometer Revenue

One of our distributors has a contractual right to earn an exclusive license to the technology used in our microvolume spectrophotometer product for the term of its distribution agreement by purchasing a specified minimum quantity of that product during 2010. We believe that they will make sufficient purchases during 2010 to earn exclusivity and our revenues from those sales will be approximately $5.0 million in 2010, approximately $3.4 million of which was recorded as revenue during the first three quarters of 2010. The distributor will not have any contractual minimum purchase obligation in 2011 and beyond for that product. Based on information provided by the distributor, we believe that they are likely to have a high level of inventory of this product at December 31, 2010 and consequently sales of this product to them may be significantly lower in 2011 than in 2010. We have developed a plan with the distributor to promote sales of this product and have also developed strategies to increase sales of other products to offset the potentially lower sales of this product in 2011. In addition, we continuously monitor our cost structure in relation to revenue expectations and are evaluating our options in this regard.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, working capital and capital expenditures.

We ended the third quarter of 2010 with cash and cash equivalents of $17.2 million compared to $16.6 million at December 31, 2009. As of September 30, 2010 and December 31, 2009, the Company had $18.0 million and $13.3 million, respectively, of borrowings outstanding under its credit facility. Total debt, net of cash and cash equivalents, was $0.8 million at September 30, 2010. Total cash and cash equivalents, net of debt was $3.3 million at December 31, 2009.

Overview of Cash Flows

(in thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operations:
Net income	$16,832	$3,441
Changes in assets and liabilities	(2,204)	1,500
Other adjustments to operating cash flows	(6,584)	4,197

Net cash provided by operating activities	8,044	9,138

Investing activities:
Acquisition, net of cash acquired	(6,115)	(12,812)
Other investing activities	(969)	(955)

Net cash used in investing activities	(7,084)	(13,767)

Financing activities:
Net proceeds from issuance of debt	4,688	7,635
Purchases of treasury stock	(5,000)	(2,404)
Other financing activities	194	112

Net cash (used in) provided by financing activities	(118)	5,343

Effect of exchange rate changes on cash	(213)	233

Increase in cash and cash equivalents	$629	$947

Our operating activities generated cash of $8.0 million for the nine months ended September 30, 2010 compared to $9.1 million for the nine months ended September 30, 2009. The decrease in cash flows from operations was primarily due to changes in working capital year to year.

Our investing activities used cash of $7.1 million during the nine months ended September 30, 2010 compared to $13.8 million during the nine months ended September 30, 2009. Investing activities during both 2009 and 2010 included acquisitions, purchases of property, plant and equipment and expenditures for our catalogs. In August 2010, we acquired Coulbourn Instruments for approximately $4.6 million which was funded from our existing cash balances and borrowings under our credit facility. During 2009, we acquired Denville Scientific for approximately $22.3 million. The Denville purchase agreement required us to make the acquisition in three cash payments. We made the first cash payment of approximately $12.8 million in the third quarter of 2009 and the second cash payment of approximately $8.0 million in the fourth quarter of 2009. During the second quarter of 2010 we made the final payment of approximately $1.5 million which is included in ‘Acquisition, net of cash acquired’ under investing activities. During 2010, catalog costs reflect the publication and distribution of an 850-page Harvard Apparatus catalog. We spent $0.6 million and $0.8 million in the nine months ended September 30, 2010 and 2009, respectively, on capital expenditures. We currently expect to make approximately $0.2 million of capital expenditures during the fourth quarter of 2010.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the nine months ended September 30, 2010, financing activities used cash of $0.1 million. During the nine months ended September 30, 2010 we had net proceeds of debt of $4.7 million and we repurchased in the open market 1.4 million shares of our common stock at a cost of $5.0 million, including commissions. During the nine months ended September 30, 2009, we repurchased in the open market 0.8 million shares of our common stock at a cost of $2.4 million, including commissions.

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

Changes in foreign currency exchange rates resulted in reduction in revenues of $0.7 million and expenses of $0.6 million during the nine months ended September 30, 2010.

The loss associated with the translation of foreign equity into U.S. dollars was approximately $0.8 million during the nine months ended September 30, 2010 compared to a gain associated with the translation of foreign equity into U.S. dollars of approximately $2.3 million during the nine months ended September 30, 2009 (refer to note 8 to our unaudited consolidated financial statements). In addition, currency exchange rate fluctuations resulted in approximately $0.1 million and $0.3 million in foreign currency losses during the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2009, we had $18.0 million and $13.3 million, respectively, outstanding under our credit facility. The borrowings under our credit facility were primarily related to our acquisition of Denville Scientific and Coulbourn Instruments, and repurchases of our common stock under our stock repurchase program.

Contractual Obligations

The following schedule represents our contractual obligations, excluding interest, as of September 30, 2010.

	Total	2011	2012	2013	2014	2015	2016 and Beyond
	(in thousands)
Bank credit facility and notes payable	$18,000	$—	$18,000	$—	$—	$—	$—
Operating leases	5,920	1,535	1,397	994	709	573	712
Capital leases, including imputed interest	1	1	—	—	—	—	—

Total	$23,921	$1,536	$19,397	$994	$709	$573	$712

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the settlements relating to Level 3 measurements. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, and for the interim periods within fiscal years with early adoption permitted. We believe the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2010, we had $18.0 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 4.0%. At September 30, 2010, the interest rate on this debt was 4.26%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of September 30, 2010 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of September 30, 2010	Interest expense increase
(in thousands)
Interest rates increase by 1%	180
Interest rates increase by 2%	360

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 11, 2010, except as follows:

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we believe that one of our distributors may end 2010 with a high inventory of our microvolume spectrophotometer product, and that we expect sales of that product to the distributor in 2011 to be significantly lower than in 2010. To the extent that our plans to promote sales of that product and increase the sales of other products or any future actions taken to address our cost structure in relation to our revenue expectations are not successful in offsetting the financial effect of any decrease in 2011 sales of our microvolume spectrophotometer product, there could be an adverse effect on our 2011 earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchases of its common stock during the three months ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2010 - July 31, 2010	815,974	$3.67	815,974	$252,622
August 1, 2010 - August 31, 2010	69,037	$3.66	69,037	—
September 1, 2010 - September 30, 2010	—	$—	—	—

Total	885,011	$3.67	885,011

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10.0 million of its common stock in the open market or through privately negotiated transactions over 24 months. Under the program, shares could be repurchased from time to time and in such amounts as market conditions warranted, subject to regulatory considerations and any applicable contractual restrictions. On November 3, 2009, the Board of Directors extended this program for an additional year. The share repurchases made in 2010 completed the $10.0 million stock repurchase program.

During the life of the program, we repurchased in the open market 3,084,723 shares of common stock at an aggregate cost of $10.0 million, including commissions under the stock repurchase program.

During the three and nine months ended September 30, 2010, the Company repurchased in the open market 885,011 and 1,381,835 shares of common stock, respectively, at an aggregate cost of $3.2 million and $5.0 million, respectively, including commissions under the stock repurchase program.

During the three months ended September 30, 2009, the Company did not repurchase any common stock in the open market. During the nine months ended September 30, 2009, the Company repurchased in the open market 811,872 shares of common stock at an aggregate cost of $2.4 million including commissions under the stock repurchase program

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

Date: November 5, 2010

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer