Form 10-K
period 2010-12-31
HARVARD BIOSCIENCE INC
filed 2011-03-16
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐    NO ☒

The aggregate market value of 23,837,845 shares of voting stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $84,862,728 based on the closing sales price of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”) on that date. Shares of the Registrant’s Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 10, 2011, there were 28,388,638 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer and marketer of a broad range of specialized products, primarily apparatus and scientific instruments, used to advance life science research and regenerative medicine. We sell our products to thousands of researchers in over 100 countries primarily through our 850 page catalog (and various other specialty catalogs), our website, through distributors, including GE Healthcare, Thermo Fisher Scientific Inc. and VWR, and via our field sales organization. We have sales and manufacturing operations in the United States, the United Kingdom, Germany and Spain with additional facilities in France and Canada.

Our History

Our business began in 1901 under the name Harvard Apparatus and has grown over the years with the development and evolution of modern life science tools. Our early inventions included the mechanical syringe pump in the 1950s for drug infusion and the microprocessor controlled syringe pump in the 1980s.

In March 1996, a group of investors led by our CEO and President acquired a majority of the then existing business of our predecessor, Harvard Apparatus. Following this acquisition, we redirected the focus of the Company to participate in the higher growth areas, or bottlenecks, within life science research by acquiring and licensing innovative technologies while continuing to grow the existing business through internal product development and marketing, partnerships and acquisitions. Since March 1996, we have completed 22 business or product line acquisitions related to our continuing operations and internally developed many new product lines including: new generation Harvard Apparatus syringe pumps, PHD Ultra series of syringe pumps, advanced Inspira ventilators, GeneQuant DNA/RNA/protein calculators, Ultrospec spectrophotometers, our microliter spectrophotometer, 2D electrophoresis products, UVM plate readers and the BTX-MOS 96 well electroporation system. Recently we have developed novel devices to advance the emerging field of regenerative medicine. We currently have three marketed products, the “InBreath” hollow organ bioreactor, the “LB2” Solid Organ Bioreactor and the “PHD Ultra Nanomite” stem cell therapy injection system. These products are currently available for research use only unless use on humans is approved in accordance with hospital ethics committee protocols.

In July 2005, we announced plans to divest our Capital Equipment Business segment. The decision to divest this business was based on the fact that market conditions for the Capital Equipment Business segment had been such that this business did not meet our expectations and on our decision to focus our resources on the Apparatus and Instrumentation Business segment. As a result, we began reporting our Capital Equipment Business segment as a discontinued operation in the third quarter of 2005. In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, Maia Scientific; both part of our Capital Equipment Business Segment. In September 2008, we completed the sale of the assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment.

In addition to driving growth in our core life science research tool markets, we have been investing to create new products to address what we believe is a long term growth opportunity in the emerging field of regenerative medicine. Regenerative medicine is the use of stem cells to repair damaged organs and to grow organs outside the body for transplant. Our strategy is not to become a therapeutics company but instead to provide tools to researchers and clinicians in the field of regenerative medicine. These new tools currently fall into two main categories: bioreactors for growing tissue and organs outside the body; and injectors for stem cell therapy. These new tools we are creating are being built on our existing technologies—such as our market leading Harvard Apparatus precision syringe pumps and market leading Hugo Sachs isolated organ systems.

Our first regenerative medicine tool, the “InBreadth” hollow organ bioreactor, was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in The Lancet, a leading general medicine journal and speciality journals in oncology, neurology and infectious diseases, in November 2008. We have licensed this product from Dr. Macchiarini’s team, and worked to make it a commercial device. During the second and the third quarters of 2010, we took orders for this product, making it what we believe is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

During the first half of 2010, one of our collaborators, Dr. Harald Ott at Massachusetts General Hospital (“MGH”) succeeded in regenerating a lung and subsequently transplanting it into a rat. In collaboration with Dr. Ott and MGH, we designed and developed a novel bioreactor, now called the LB2 solid organ bioreactor, that was used to grow the lung. The work was published online in Nature Medicine in July 2010. The bioreactor used by Dr. Ott was a modified version of one of our market leading Hugo Sachs isolated organ systems.

In addition to the bioreactors described above, we also have started the development of a clinical version of one of our market leading Harvard Apparatus research syringe pumps. The research version of this pump is called the “PDH Ultra Nanomite” stem cell therapy injection system. We anticipate that this pump will be used to inject cells into damaged tissue in cell therapy. During 2010, the U.S. Food and Drug Administration announced its intention to focus greater attention on the safety, particularly of the user interface, for clinical infusion pumps. We expect to submit this pump to the regulatory agencies in 2011 for approval.

Unless otherwise indicated, the discussion of our business and our products is focused on our Apparatus and Instrumentation Business.

Our Strategy

Our goal is to become a leading provider of tools for life science research and regenerative medicine. We refer to these two segments as our core Life Science Research Tools division (“LSRT”) and our Regenerative Medicine Device division (“RMD”)

Our LSRT strategy is to have a broad range of highly specialized but relatively inexpensive products that have strong positions in niche markets in life science research. We believe that:

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

Our RMD strategy is to leverage our existing technologies to provide tools to researchers and clinicians in the emerging field of regenerative medicine.

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

We primarily sell these products under the Harvard Apparatus, BTX, KD Scientific, Hugo Sachs Elektronik, Panlab, Coulbourn and Warner Instruments brand names. The individual sales prices of these products are mostly under $5,000 but when combined into systems such as the Hugo Sachs isolated organ system the total sales price can be over $25,000. We typically sell our ADMET products through our catalogs and website with support from technical specialists, although BTX and KD Scientific branded products are primarily sold through distributors. Some of these products are described below:

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

Distribution—96 Well Equilibrium Dialysis Plate for Serum Protein Binding Assays

Our 96 well equilibrium dialysis plate contains 96 pairs of chambers with each pair separated by a membrane. The protein target is placed on one side of the membrane and the drug on the other. The small molecule drug diffuses through the membrane. If it binds to the target, it cannot diffuse back again. If it does not bind, it will diffuse back and forth until equilibrium is established. Once equilibrium is established, the concentration of the drug can be measured thereby indicating the strength of the binding. This product is principally used for ADMET testing to determine if a drug binds to blood proteins. A certain level of reversible binding is advantageous in order to promote good distribution of a drug through the human body. However, if the binding is too strong, it may impair normal protein function and cause toxic effects. These products are part of our sample preparation product line.

Metabolism and Elimination—Organ Testing Systems

Organ testing systems use glass or plastic chambers together with stimulators and recording electrodes to study organ function. Organ testing systems enable either whole organs or strips of tissue from organs such as hearts, livers and lungs to be kept functioning outside the body while researchers perform experiments with them. This typically allows for multiple studies on a single donor animal. Studies on isolated livers are useful in determining metabolism and studies on kidneys are useful in determining elimination. We have sold basic versions of these systems for many years, but significantly expanded our product offerings through our 1999 acquisition of Hugo Sachs Elektronik, our 2007 acquisition of Panlab s.l., and our 2010 acquisition of Coulbourn Instruments, LLC.

Toxicology—Precision Infusion Pumps and Behavioral Products

Infusion pumps, typically syringe pumps, are used to accurately infuse very small quantities of liquid, commonly drugs. Infusion pumps are generally used for long-term toxicology testing of drugs by infusion into animals, usually laboratory rats. We sell a wide range of different types of syringe pumps and many other products for infusing samples into and collecting samples from tissues, organs and animals. We expanded our range of infusion pumps with the acquisition of KD Scientific in 2004. In May 2009, we introduced the new Harvard Apparatus PHD Ultra series of syringe pumps and in October 2009, we launched the new KDS Legato 200. In May 2010, we introduced the Pump 11 Elite which was a major upgrade to our best selling Pump 11 product line and in October 2010, we launched the new KDS 100 Legato. We also design and manufacture behavioral products used in neuroscience, cardiology, psychological and respiratory studies to evaluate the effects of situational stimuli, drugs and nutritional infusions on motor and sensory, activity and learning and test behavior. We expanded our behavioral product offerings with the acquisition of Panlab in October 2007 and Coulbourn Instruments in August 2010.

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

Electroporation Products

Our BTX brand includes our electroporation products of systems and generators, electrodes and accessories for research applications including in vivo, in ovo and in vitro gene delivery, electrocell fusion and nuclear transfer cloning. Through the application of precise pulsed electrical signals, electroporation systems open small “pores” in cell membranes allowing genes and/or drugs to pass through the cell membranes. The principal advantages of electroporation over other transfection techniques are speed, and that electroporation does not require chemicals that can interfere with or change cell function. In 2004, we launched our BTX MOS 96 well electroporation system, which greatly increased the throughput of this otherwise essentially manual technique.

Distributed Products

In addition to our proprietary manufactured products, we sell through our catalogs many products that are made by other manufacturers. Distributed products accounted for approximately 34% of our revenues for the year ended December 31, 2010. These distributed products enable us to provide our customers with a single source for their experimental needs. These complementary products consist of a large variety of devices, instruments and consumable items used in experiments involving cells, tissues, organs and animals in the fields of proteomics, physiology, pharmacology, neuroscience, cell biology, molecular biology and toxicology. We believe that many of our proprietary manufactured products are leaders in their fields; however, researchers often need complementary products in order to conduct particular experiments.

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

We expanded our molecular biology product offerings with our September 2009 acquisition of Denville Scientific, Inc. (“Denville”), a distributor of molecular biology laboratory consumables, with a strong focus on liquid handling consumables utilized in research laboratories. Denville’s field sales force sells these primarily Denville branded products to end users in universities and other research laboratories. This acquisition expanded our field sales capabilities and provides access to the laboratory consumables market, which is currently estimated to be an approximately $1 billion market.

Molecular Biology Spectrophotometers

A spectrophotometer is an instrument widely used in molecular biology and cell biology to quantify the amount of a compound in a sample by shining a beam of white light through a prism or grating to divide it into component wavelengths. Each wavelength in turn is shone through a liquid sample and the spectrophotometer measures the amount of light absorbed at each wavelength. Microliter spectrophotometry is a technique used to measure extremely small sample sizes. We sell a wide range of spectrophotometers under the names UltroSpec, NovaSpec, Libra, Biowave and Lightwave. Our Biochrom subsidiary manufactures these products, and we sell them primarily through our distribution arrangements with GE Healthcare and other distributors.

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

Multi-Well Plate Readers

Multi-well plate readers are widely used for high throughput screening assays in the drug discovery process. The most common format is 96 wells per plate. Plate readers use light to detect chemical interactions. We introduced a range of these products in 2001 including absorbance readers and luminescence readers. Our Biochrom subsidiary manufactures these products, and we sell them primarily through distributors under our Asys Hitech brand name. In June 2006, we expanded our multi-well plate reader offerings with the purchase of selected assets of Anthos Labtec Instruments GmbH (“Anthos”), a subsidiary of Beckman Coulter, Inc.

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

Gel Electrophoresis Systems

Gel electrophoresis is a method for separating and purifying DNA, RNA and proteins. In gel electrophoresis, an electric current is run through a thin slab of gel and the DNA, RNA or protein molecules separate out based on their charge and size. The gel is contained in a plastic tank with an associated power supply. We entered this market with the acquisition of Scie-Plas Ltd. in November 2001 and greatly expanded our range of gel electrophoresis products with our November 2003 acquisition of Hoefer. Approximately half of Hoefer revenues come from a distribution agreement with GE Healthcare. Hoefer also markets its products through other distributors and through a catalog/web distribution channel under the Hoefer name. We expanded our presence in this market with the acquisition of Denville in September 2009.

Consumables

Our offering of molecular biology laboratory consumables with a liquid handling focus consists primarily of such products as pipettes, pipette tips, autoradiography film, gloves, thermal cycler accessories and reagents, which we sell through our field sales force in the U.S. We greatly expanded our presence in this market with the acquisition of Denville in September 2009.

Our Customers

Our end-user customers are primarily research scientists at universities and government laboratories, including the U.S. National Institute of Health, or NIH and pharmaceutical and biotechnology companies. Our academic customers have included major colleges and universities such as Baylor College, Cambridge University, Harvard University, Johns Hopkins University, Massachusetts Institute of Technology, Yale University and the University of Texas—MD Anderson Center. Our pharmaceutical and biotechnological customers have included pharmaceutical companies and research laboratories such as Amgen, Inc., AstraZeneca plc, Genentech, Inc. and Johnson & Johnson.

We conduct direct sales in the United States, the United Kingdom, Germany, France, Spain and Canada. We sell primarily through distributors in other countries. Aggregate sales to our largest customer, GE Healthcare, a distributor with end-users similar to ours, accounted for approximately 10% of our revenues for the year ended December 31, 2010 compared to 12% of our revenues for the year ended December 31, 2009. We have several thousand customers worldwide and no other customer accounted for more than 5% of our revenues for such periods. Our September 2009 acquisition of Denville expanded our U.S. field sales capabilities and provided access to the laboratory consumables market.

Sales and Marketing

For the year ended December 31, 2010, revenues from direct sales to end-users through our Harvard Apparatus catalog (and various other specialty catalogs) and the electronic version of our catalog on our website represented approximately 33% of our revenues; revenues from direct sales to end-users through our direct sales force represented approximately 24% of our total revenues; and revenues from sales of our products through distributors represented approximately 43% of our revenues.

Direct Sales

We periodically produce and mail a Harvard Apparatus full-line catalog, most recently issued in March 2010, which contains approximately 11,000 products on 850 pages and is printed in varying quantities ranging from 50,000 to 100,000 copies. The latest catalog, which is accessible on our website, serves as the primary sales tool for the Harvard Apparatus product line, which includes both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to the catalog and website, enables cross-selling and facilitates the introduction of new products. In addition to the comprehensive catalog, we create and mail abridged catalogs that focus on specific product areas along with direct mailers and targeted e-mailers, which introduce or promote new products. We distribute the majority of our catalog products through our worldwide subsidiaries. In those regions where we do not have a subsidiary, or for products which we have acquired that had distributors in place at the time of our acquisition, we use distributors.

Distributors

GE Healthcare is our largest distributor, accounting for 10%, 12% and 15% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

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

GE Healthcare made sufficient purchases during 2010 to earn exclusivity to the technology used in our microvolume spectrophotometer. GE Healthcare had a contractual right to earn such exclusivity for the term of its distribution agreement by purchasing a specified minimum quantity of that product in 2010. GE Healthcare does not have any contractual minimum purchase obligation in 2011 and beyond for that product. Based on information provided by them, we believe that they had a high level of inventory of this product at December 31, 2010 and consequently sales of this product to them may be significantly lower in 2011 than in 2010. This product accounted for approximately 4.5%, 3.6% and 5.0% of our revenues for the year ended December 31, 2010, 2009, and 2008, respectively. We have developed a plan with them to promote sales of this product and have also developed strategies to increase sales of other products to offset the potentially lower sales of this product in 2011. In addition, we continuously monitor our cost structure in relation to revenue expectations and are evaluating our options in this regard.

The term of the agreement expires December 31, 2012, and may be extended by GE Healthcare for additional one-year periods and may be terminated by either party upon one year advance written notice. Additionally, upon breach of certain terms of the agreement by either party, the agreement may be terminated with a 60-day notice period.

In November 2003, in connection with the acquisition of Hoefer from GE Healthcare, we entered into a separate distribution agreement with GE Healthcare for the distribution of the Hoefer products. This contract had a five year term with an automatic five-year renewal period, provides for minimum purchases for the first three years, allows us to use the Hoefer name (which we acquired in the transaction) on direct sales by us to end users or through other distributors, and may be terminated after five years with a one year advance notice upon certain circumstances. Additionally, upon breach of certain terms of the agreement, such as pricing, exclusivity and delivery, by either party, the agreement may be terminated with a 30-day notice period.

In addition to engaging GE Healthcare as the primary distributor for our Biochrom and Hoefer products, we also engage distributors for the sales of Harvard Apparatus, Warner, BTX, KD Scientific, Asys Hitech, Anthos, Panlab, Coulbourn and SciePlas branded products in certain areas of the world and for certain product lines.

Backlog

Our order backlog was approximately $5.4 million as of December 31, 2010 and $7.4 million as of December 31, 2009. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period. We typically ship our backlog at any given time within 90 days.

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

Our research and development expenditures were approximately $4.7 million, $4.4 million and $4.0 million in 2010, 2009 and 2008, respectively. The increase in research and development expenses during 2010 was primarily due to increased spending in our regenerative medicine initiative and new product development efforts in our Biochrom business. This increase was partially offset by reduced spending in our Harvard Apparatus base business. We anticipate that we will continue to make investments in research and development activities as we deem appropriate given the circumstances at such time. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and collaborations, and acquiring products through business and technology acquisitions.

We maintain development staff in most of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation level. Our in-house development is focused on our current technologies. For major new technologies, our strategy has been to partner with universities, government labs or pharmaceutical companies to develop technology into commercially viable products to address research scientists’ changing needs.

Manufacturing

We manufacture and test the majority of our products in our principal manufacturing facilities located in the United States, the United Kingdom, Spain and Germany. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house manufacturing expertise, technologies and resources. We seek to maintain multiple suppliers for key components that are not manufactured in-house, and while some of our products are dependent on sole-source suppliers, we do not believe our dependence upon these suppliers creates any significant risks.

Our manufacturing operations primarily involve assembly and testing activities. We manufacture syringe pumps, ventilators, cell injectors, molecular sample preparation products and electroporation products in Holliston, Massachusetts. The manufacture of our cell biology and electrophysiology products takes place in both our Holliston, Massachusetts facility and our Hamden, Connecticut facility. We manufacture spectrophotometers, amino acid analysis systems, low-volume, high-throughput liquid dispensers and our plate readers in our Cambridge, England facility. We manufacture our surgery and anesthesia related products and physiology-teaching products in our Edenbridge, England facility. We manufacture our complete organ testing systems and bioreactors in March-Hugstetten, Germany. Our electrophoresis products are manufactured at our San Francisco, California facility. Behavioral science products are manufactured in our Barcelona, Spain and Whitehall, Pennsylvania facilities.

Competition

The markets into which we sell our products are highly competitive, and we expect the intensity of competition to continue or increase. We compete with many companies engaged in developing and selling tools for life science research and regenerative medicine. Many of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development and commercialization than we have. Moreover, our competitors may have greater name recognition than we do, and many offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products, which could render our products obsolete. We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging technologies. We are not aware of any significant products sold by us as being currently obsolete.

We believe that we offer one of the broadest selections of products to organizations engaged in life science research and regenerative medicine. We are not aware of any competitor that offers a product line of comparable breadth across our target markets. We have numerous competitors on a product line basis. We believe that we compete favorably with our competitors on the basis of product performance, including quality, reliability and speed, technical support, price and delivery time.

We compete with several companies that provide instruments for ADMET testing and molecular biology. In the ADMET testing area, we compete with, among others, Amaxa GmbH, Becton, Dickinson and Company, Eppendorf AG, Kent Scientific Corporation, Razel Scientific Instruments, Inc. and Ugo Basile. In the molecular biology products area, we compete with, among others, Danaher Corporation, Bio-Rad Laboratories, Inc., Eppendorf AG, Life Technologies Corporation, MDS Analytical Technologies, PerkinElmer, Inc. and Thermo Fisher Scientific Inc.

Seasonality

Our business is generally not seasonal, however, sales and earnings in our third quarter are usually flat or down primarily because there are a large number of holidays and vacations during the quarter, especially in Europe. Our fourth quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many of our customers tend to spend budgeted money before their own fiscal year ends.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. Patents or patent applications cover many of our new technologies. Most of our more mature product lines are protected by trade names and trade secrets only.

We have implemented a patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. Our success depends to a significant degree upon our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products and technologies. In 2010, we filed two major patents in the field of regenerative medicine, the first covering 61 claims for our stem cell therapy injectors and the second for 338 claims for bioreactors for organ growth.

Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may protect our proprietary rights to a greater or lesser extent than the laws of the United States. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in areas of interest to us. As a result, there can be no assurance that patents will be issued from any of our patent applications or from applications licensed to us. As a result of these factors, our intellectual property positions bear some degree of uncertainty.

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

Government Regulation

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate. In particular, our current products are not subject to pre-market approval by the United States Food and Drug Administration (“FDA”) for use on human clinical patients. As we continue to develop new products for regenerative medicine applications, we expect that we will seek approvals from the FDA for certain such products for use in clinical applications. We expect the first such application to be for a clinical syringe pump which will be the platform for cell injector products. We plan to file applications with the FDA and other regulatory agencies for the clinical syringe pump by the end of 2011. In addition, we believe we are currently in compliance with all relevant environmental laws.

Employees

As of December 31, 2010, we employed 389 employees, of which 368 are full-time and 21 are part-time. Geographical residence information for these employees is summarized in the table below:

As of December 31, 2010
United States	227
United Kingdom	99
Spain	37
Germany	16
Canada	7
France	3

Total	389

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

In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc. There has been no value ascribed to the contingent consideration from the earn-out agreement, even though certain promissory notes were issued by Digilab, as realization is uncertain.

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the asset purchase agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6,000,000 each year and (ii) 8% of the revenue generated above $6,000,000 each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During 2008, we recorded a loss on the sale of the Union Biometrica business of $3.3 million. There has been no value ascribed to the contingent consideration from the earn-out agreement, even though certain promissory notes were issued by UBIO Acquisition Company, as realization is uncertain. During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

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

As previously discussed, our actual results could differ materially from our forward-looking statements. Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur our business operations, performance and financial condition could be adversely affected and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this 2010 Form 10-K.

The current soft economic environment and continued uncertainty in the financial markets and other adverse changes in general conditions may exacerbate certain risks affecting our business.

The global financial crisis that began in 2008 has caused disruption in the financial markets, including somewhat diminished liquidity and credit availability. We are unable to predict the strength and duration of an economic recovery. While these conditions have not impaired our ability to access credit markets to date, there can be no assurance that these conditions will not adversely affect our ability to do so in the future, particularly if there is further deterioration in the world financial markets and major economies.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Continued concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could continue to negatively impact demand for our products. If economic growth in the U.S. and other countries continues to be slow and does not improve, customers may delay purchases of our products. The on-going tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products. If global economic and market conditions, or economic conditions in the United States, remain uncertain or persist, spread, or deteriorate further, we may experience a material adverse effect on our business, operating results and financial condition. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. We cannot project the extent of the impact of the economic environment on our industry or us.

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

We deposit our cash and cash equivalents with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to quickly access our cash deposited with such institutions. If we are unable to quickly access such funds, we may need to increase our use of our existing credit lines or access more expensive credit, if available. If we are unable to access some or all of our cash on deposit, either temporarily or permanently, or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income, our financial position, or both.

If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition.

Our business strategy includes the future acquisition of businesses, technologies, services or products that we believe are a strategic fit with our business. If we undertake any acquisition, the process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could reduce stockholders’ ownership, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives. We may also incur significant expenditures in anticipation of an acquisition that is never realized.

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

We may have difficulty successfully integrating the acquired businesses, the domestic and foreign operations or the product lines, and as a result, we may not realize any of the anticipated benefits of the acquisitions. Recently, we completed the acquisition of Denville Scientific, Inc. in September 2009 and Coulbourn Instruments in August 2010. We cannot assure that our growth rate will equal the growth rates that have been experienced by us and the acquired companies, respectively, operating as separate companies in the past.

We have been actively engaged in acquiring and divesting companies. As a result, we may be the subject of lawsuits from either an acquiring company’s stockholders, an acquired company’s previous stockholders, a divested company’s stockholders or our current stockholders.

We may be the subject of lawsuits from either an acquiring company’s stockholders, an acquired company’s previous stockholders, a divested company’s stockholders or our current stockholders. Such lawsuits could result from the actions of the acquisition or divestiture target prior to the date of the acquisition or divestiture, from the acquisition or divestiture transaction itself or from actions after the acquisition or divestiture. Defending potential lawsuits could cost us significant expense and detract management’s attention from the operation of the business. Additionally, these lawsuits could result in the cancellation of or the inability to renew certain insurance coverage that would be necessary to protect our assets.

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

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which could adversely affect our results of operations.

Accounting for goodwill and other intangible assets may have a material adverse effect on us.

We assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASU”) 360, “Property, Plant and Equipment”. In accordance with FASB ASU 350, “Intangibles-Goodwill and Other”, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by FASB ASU 360 and FASB ASU 350, which could have an adverse effect on net income for the period in which the write-off occurs. At December 31, 2010, our continuing operations had goodwill and intangible assets of $56.6 million, or 45%, of our total assets.

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

Management judgment and estimates are required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 38. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Our business is subject to economic, political and other risks associated with international revenues and operations.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 41% of total revenues for 2010. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenues in the foreseeable future. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Accordingly, our future results could be harmed by a variety of factors, including:

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

•	other factors beyond our control, including terrorism, political unrest, acts of war, natural disasters and diseases,

•	unexpected changes in regulatory requirements, and

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers.

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

Approximately 38% of our business during 2010 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency translation and transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

If we are not able to manage our growth, our operating profits or losses may be adversely impacted.

Our success will depend on the expansion of our operations through both organic growth and acquisitions. Effective growth management will place increased demands on our management team, operational and financial resources and expertise. To manage growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. Failure to manage this growth effectively could impair our ability to generate revenue or could cause our expenses to increase more rapidly than revenue, resulting in operating losses or reduced profitability.

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

During the quarter ended March 31, 2009, we initiated a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco, California facility and exit its general fabrication business as part of its ongoing business improvement initiative.

During the quarter ended September 30, 2010, we developed a plan to streamline our operations at Panlab, our Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization and was carried out during that quarter.

During the quarter ended December 31, 2010, we developed a plan to reduce operating expenses at our Biochrom U.K. subsidiary. The plan included workforce reduction in all functions of the organization, inventory impairment charges and other charges and was carried out during that quarter.

We may incur additional restructuring costs and we may not be able to fully realize the expected benefits of these initiatives. See Note 9 to our consolidated financial statements—Restructuring and Other Exit Costs.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, Chane Graziano, the President, David Green, the Chief Operating Officer, Susan Luscinski, the Chief Financial Officer, Thomas McNaughton, or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel in the technology area is intense, and we operate in several geographic locations where labor markets are particularly competitive, including Boston, Massachusetts, the New York metropolitan area, London and Cambridge, England, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

We announced the launch of our “In Breath” bioreactor, which was our first product in the field of regenerative medicine. This was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in The Lancet, a leading general medicine journal and speciality journals in oncology, neurology and infectious, diseases, in November 2008. The “InBreath” bioreactor is now commercially available. In 2010, our Harvard Apparatus / Hugo Sachs Elektronik business collaborated with Dr. Harald Ott and Massachusetts General Hospital to design and manufacture a novel bioreactor that was used to grow a functional lung that was transplanted into a rat. The research was published online in Nature Medicine on July 13, 2010. In addition to developing bioreactors, we are also developing a stem cell therapy injector based on our market leading Harvard Apparatus research syringe pump technology. We expect to submit this injector to the FDA in 2011 for approval for clinical use on patients. We intend to develop a series of products to address what we believe is a long-term growth opportunity in the field of regenerative medicine. Although we believe the field of regenerative medicine presents long-term opportunities for the Company, we may be unsuccessful in identifying and pursuing such opportunities. We may be unsuccessful in introducing new products in the field of regenerative medicine, expanding current product offerings and commercializing new technologies. In addition, there may be a lack of demand in the present or in the future for the products that we introduce in the field of regenerative medicine. We may be required to obtain regulatory approvals, including FDA approvals, for our products in the field of regenerative medicine and there is no assurance that we will be able to successfully obtain such approvals on a timely basis or at all.

The current size and the anticipated size of the regenerative medicine market may be smaller than what we currently believe. In addition, the existence and size of the opportunities that we believe currently are, or may in the future be, available to the Company may not exist or develop. We may experience competition from many competitors, some of whom may have greater resources or better products or technologies than we do. Our customers may experience decreased demand for our products and research funding levels from endowments at our university customers may decrease. Finally, we will need to acquire, develop and protect our intellectual property, which may involve significant costs, and operate without infringing on the intellectual property of others. Any failure in our pursuit of opportunities in the field of regenerative medicine could have a material impact on our financial condition and results of operations.

Our competitors and potential competitors may develop products and technologies that are more effective or commercially attractive than our products.

We expect to encounter increased competition from both established and development-stage companies that continually enter the market. We anticipate that these competitors will include:

•	companies developing and marketing life sciences research tools,

•	health care companies that manufacture laboratory-based tests and analyzers,

•	diagnostic and pharmaceutical companies,

•	analytical instrument companies,

•	companies developing life science or drug discovery technologies, and

•	companies developing regenerative medicine technologies.

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

Rising commodity and precious metals costs could adversely impact our profitability.

Raw material commodities such as resins, and precious metal commodities such as platinum are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution.

Our $20.0 million credit facility contains certain financial and negative covenants, the breach of which may adversely affect our financial condition.

We have a $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. As of December 31, 2010 and 2009, we had borrowings of

$18.0 million and $13.3 million, respectively, under the credit facility. The credit facility includes covenants relating to income, debt coverage and cash flow and minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the $20.0 million facility may become immediately due and payable. This immediate payment may negatively impact our financial condition.

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

We have distribution agreements with GE Healthcare in two of our businesses. We believe our relationship with GE Healthcare is good. However, we cannot guarantee that the distribution agreements will be renewed, that GE Healthcare will aggressively market our products in the future or that GE Healthcare will continue the partnership. If any of these events occurs, our marketing and distribution efforts for some of our products may be impaired and our revenues may be adversely impacted.

For 2010, approximately 10% of the Company’s revenues were generated through our two distribution agreements with GE Healthcare.

In April 2008, our Biochrom subsidiary entered into a new distribution agreement with GE Healthcare. This distribution agreement between Biochrom and GE Healthcare, is a continuation of a long standing relationship between the companies. Under the terms of the agreement, GE Healthcare will serve as the exclusive, worldwide (except Canada) distributor, marketer and seller of a significant portion of the spectrophotometer and DNA/RNA calculator product lines sold by Biochrom, including the microliter spectrophotometer to which GE Healthcare has exclusive access to on a worldwide basis including Canada. We are restricted from allowing another person or entity to distribute, market and sell into the life sciences market the products that Biochrom makes specifically for GE Healthcare. We have little or no control over GE Healthcare’s marketing and sales activities or the use of its resources. GE Healthcare may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by GE Healthcare to perform these activities could materially adversely affect our business and growth prospects. In addition, our inability to enter into a new agreement with GE Healthcare for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue. The term of the agreement expires December 31, 2012, may be extended by GE Healthcare for additional one-year periods and may be terminated by either party upon one year advance written notice. Additionally, upon breach of certain terms of the agreement by either party, the agreement may be terminated with a 60-day notice period.

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

Our continued success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our products throughout the world. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving. The degree of future protection for our proprietary rights is uncertain. We also own numerous U.S. registered trademarks and trade names and have applications for the registration of trademarks and trade names pending. We rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not be accepted and patents might not be issued, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent, as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive could be materially impaired.

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

Both we and Genomic Solutions intended the merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Although the Internal Revenue Service, or

IRS, has not provided a ruling on the matter, Genomic Solutions obtained a legal opinion from its tax counsel that the merger constitutes a non-taxable reorganization for federal income tax purposes. This opinion does not bind the IRS or prevent the IRS from adopting a contrary position. If the merger fails to qualify as a non-taxable reorganization, the merger would be treated as a deemed taxable sale of assets by Genomic Solutions for an amount equal to the merger consideration received by Genomic Solutions’ stockholders plus any liabilities assumed by us. As successor to Genomic Solutions, we would be liable for any tax incurred by Genomic Solutions as a result of this deemed asset sale. If we were to be liable for any such tax, it could have a material adverse effect on our financial condition.

We may be involved in lawsuits to protect or enforce our patents that would be expensive and time-consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. Several of our products are based on patents that are closely surrounded by patents held by competitors or potential competitors. As a result, we believe there is a greater likelihood of a patent dispute than would be expected if our patents were not closely surrounded by other patents. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings would be costly and divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits should they occur. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of being rejected and no patents being issued.

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

In particular, the biotechnology industry is largely dependent on raising capital to fund its operations. If biotechnology companies are unable to obtain the financing necessary to purchase our products, our business and results of operations could be materially adversely affected. As it relates to both the biotechnology and pharmaceutical industries, many companies have significant patents that have expired or are about to expire, which could result in reduced revenues for those companies. If pharmaceutical or biotechnology companies suffer reduced revenues as a result of these patent expirations, they may be unable to purchase our products, and our business and results of operations could be materially adversely affected.

In addition, we are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition and purchasing patterns of various governments and government agencies. Many of our customers, including universities, government research laboratories, private foundations and other institutions, obtain funding for the purchase of products from grants by governments or government agencies. A potential decrease in the level of governmental spending allocated to scientific and medical research could substantially reduce or even eliminate these grants. If government funding necessary to purchase our products were to decrease, our business and results of operations could be materially adversely affected.

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

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including:

•	volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	technological innovations by competitors or in competing technologies,

•	revenues and operating results fluctuating or failing to meet the expectations of management, securities analysts, or investors in any quarter,

•	comments of securities analysts and mistakes by or misinterpretation of comments from analysts, downward revisions in securities analysts’ estimates or management guidance,

•	investment banks and securities analysts becoming subject to lawsuits that may adversely affect the perception of the market,

•	conditions or trends in the biotechnology and pharmaceutical industries,

•	announcements of significant acquisitions or financings or changes in strategic partnerships,

•	non-compliance with the internal control standards pursuant to the Sarbanes-Oxley Act of 2002, and

•	a decrease in the demand for our common stock.

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

Although our common stock is quoted on the NASDAQ Global Market, an active trading market for the shares may not be sustained which could negatively affect the price for our common stock, an investors’ ability to buy or sell our common stock and the listing thereof.

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

The Company’s nine principal facilities incorporate manufacturing, development, sales and marketing, and administration functions. Our facilities consist of:

•	a leased 61,570 square foot facility in Holliston, Massachusetts, which is our corporate headquarters,

•	a leased 28,000 square foot facility in Cambridge, England,

•	a leased 20,853 square foot facility in Barcelona, Spain,

•	a leased 20,938 square foot facility in San Francisco, California,

•	a leased 17,436 square foot facility in South Plainfield, New Jersey,

•	an owned 15,500 square foot facility in Edenbridge, England,

•	a leased 12,031 square foot facility in March-Hugstetten, Germany,

•	a leased 7,500 square foot facility in Hamden, Connecticut, and

•	a leased 23,000 square foot facility in Whitehall, Pennsylvania

We also lease additional facilities for sales and administrative support in Les Ulis, France, St. Augustin, Germany and Montreal, Canada and warehouse space in Cambridge, England.

We sublease 15,000 square feet of space of our Holliston, Massachusetts facility.

We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such significant claims or proceedings .

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been quoted on the NASDAQ Global Market since our initial public offering on December 7, 2000, and currently trades under the symbol “HBIO.” The following table sets forth the range of the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the quarterly periods indicated.

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$4.10	$3.22
Second Quarter	$4.50	$3.27
Third Quarter	$3.92	$3.22
Fourth Quarter	$4.10	$3.71

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$3.18	$2.38
Second Quarter	$4.00	$2.55
Third Quarter	$4.31	$3.29
Fourth Quarter	$4.28	$3.26

On March 10, 2011, the closing sale price of our common stock on the NASDAQ Global Market was $4.24 per share. There were 215 holders of record of our common stock as of March 10, 2011. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

During 2008, 2009 and 2010, we repurchased in the open market 3,084,723 shares of common stock at an aggregate cost of $10.0 million, including commissions under the stock repurchase program. The 2010 share repurchases were made during the second and third quarters, and completed the Company’s $10.0 million stock repurchase program.

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

Stockholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Harvard Bioscience under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph provides a comparison of the cumulative total stockholder return on the Company’s Common Stock from December 31, 2005 to December 31, 2010 with the cumulative return of the Russell 2000 Index and the Nasdaq Biotechnology Index over the same period. The five-year cumulative return assumes an initial investment of $100 in the Company’s Common Stock and in each index on December 31, 2010. The total return for the Company’s Common Stock and the indices used assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harvard Bioscience, Inc., the Russell 2000 Index

and the NASDAQ Biotechnology Index

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
Harvard Bioscience, Inc.	100.00	115.28	102.92	59.55	80.22	91.69
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

Item 6.	Selected Financial Data.

	For The Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$108,179	$85,772	$88,049	$83,407	$76,181
Cost of product revenues	56,402	44,089	45,893	43,161	38,094

Gross profit	51,777	41,683	42,156	40,246	38,087
Operating expenses	41,559	33,628	33,677	30,713	29,397

Operating income	10,218	8,055	8,479	9,533	8,690
Other income (expense), net	(655)	1,757	(829)	35	(294)

Income from continuing operations before income taxes	9,563	9,812	7,650	9,568	8,396
Income tax (benefit) expense	(9,452)	2,673	2,240	1,970	1,775

Income from continuing operations	19,015	7,139	5,410	7,598	6,621
Discontinued operations(1)
Income (loss) from discontinued operations, net of tax	—	94	(457)	(5,864)	(8,962)
Loss on disposition of discontinued operations, net of tax	—	—	(3,280)	(3,088)	—

Total gain (loss) from discontinued operations, net of tax	—	94	(3,737)	(8,952)	(8,962)

Net income (loss)	$19,015	$7,233	$1,673	$(1,354)	$(2,341)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.66	$0.24	$0.18	$0.25	$0.22
Discontinued operations	—	0.00	(0.12)	(0.29)	(0.29)

Basic earnings (loss) per common share	$0.66	$0.24	$0.05	$(0.04)	$(0.08)

Diluted earnings per common share from continuing operations	$0.65	$0.24	$0.17	$0.24	$0.21
Discontinued operations	—	0.00	(0.12)	(0.29)	(0.29)

Diluted earnings (loss) per common share	$0.65	$0.24	$0.05	$(0.04)	$(0.08)

Weighted average common shares:
Basic	28,967	29,649	30,882	30,646	30,519

Diluted	29,405	29,946	31,354	31,405	31,148

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,704	$16,588	$13,698	$17,889	$9,357
Working capital	47,270	35,941	32,249	37,970	38,601
Total assets	124,797	107,231	81,271	98,853	93,228
Long-term debt, net of current portion	18,009	13,308	59	5,578	3,000
Stockholders’ equity	90,248	75,257	66,718	74,137	71,883

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

On September 30, 2008, we completed the sale of assets of our Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6,000,000 each year and (ii) 8% of the revenue generated above $6,000,000 each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During 2008, we recorded a loss on sale of the Union Biometrica business of $3.3 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain.

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

Our 2010 revenues were $108.2 million, which represented an increase of $22.4 million, or 26.1%. A strengthened U.S. dollar during 2010 had a $1.3 million, or 1.5%, negative effect on the translation of our foreign revenues compared with 2009. Organic growth in our core businesses was 6.1% in 2010 compared with 2009. We acquired Denville Scientific in September 2009 and Coulbourn Instruments in August 2010, which contributed incremental revenue of $18.5 million, or 21.5%, to our 2010 revenues. Denville has been accretive to our earnings per share since the acquisition. We intend to continue to pursue our tuckunder acquisition strategy.

The main drivers of our organic revenue growth in 2010 were a general strengthening in our markets, new product development and the expansion of our sales force. During the second quarter of 2010, we launched Pump 11 Elite which is a major upgrade to our best selling Pump 11 product line, as it incorporates a color touch screen user interface, methods storage and programming without a separate computer and USB connectivity. In October 2010, we launched KDS 100 Legato. We believe that the new KDS pump will bring similar improvements to the KD Scientific product line as the new Pump 11 Elite brings to the Harvard Apparatus line. We currently expect these new products to contribute to the organic growth at Harvard Apparatus, especially in the United States.

During the second quarter of 2010, we also launched what we believe is a major upgrade and expansion of our spectrophotometer product line at our Biochrom business. Spectrophotometry is our second biggest overall product line after syringe pumps. Spectrophotometry is the core of the Biochrom product line and this new product platform provides both improvements to the technical specifications, such as accuracy and reproducibility, as well as ease of use by adding a color touch screen user interface. In addition to our traditional strength in single beam spectrophotometers, we will now be adding dual beam instruments (which are inherently more accurate than single beam instruments) and variable bandwidth instruments, which provide significant extra flexibility to the user. With these new products, we intend to access a larger segment of the entire spectrophotometer market. We believe that these new products will help to drive our organic growth during 2011 and beyond.

In addition to driving growth in our core research markets, we invested in 2010 to create new products to address what we believe is a long term growth opportunity in the emerging field of regenerative medicine. Regenerative medicine is using stem cells to repair damaged organs and to grow organs outside the body for transplant. The US Department of Health and Human Services has projected that the US market for regenerative medicine may be $100 billion in the coming years. The government’s estimate appears to include the value of all regenerative medicine protocols and therapies, including potential cost savings versus current methodologies. Our strategy is not to become a therapeutics company but instead to provide tools to researchers and clinicians in the field of regenerative medicine. These new tools currently fall into two main categories: bioreactors for growing tissue and organs outside the body, and injectors for stem cell therapy. These new tools we are creating are being built on our existing technologies—such as our market leading Harvard Apparatus precision syringe pumps and Hugo Sachs isolated organ systems.

Our first bioreactor is a product that was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in The Lancet, a leading general medicine journal and speciality journals in oncology, neurology and infectious diseases, in November 2008. During the second and the third quarters of 2010, we took orders for this product, making it what we believe is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial products.

During the first half of 2010, one of our collaborators, Dr. Harald Ott at Massachusetts General Hospital (“MGH”) succeeded in regenerating a lung and subsequently transplanting it into a rat. In collaboration with Dr. Ott and MGH, we designed and developed a novel bioreactor that was used to grow the lung. The work was published online in Nature Medicine in July 2010. The bioreactor used by Dr. Ott was a modified version of one of our market leading Hugo Sachs isolated organ systems.

In addition to the bioreactors described above, we also have started the development of a clinical version of one of our Harvard Apparatus research syringe pumps. We anticipate that this pump will be used to inject cells into damaged tissue in cell therapy. The U.S. Food and Drug Administration has recently announced its intention to focus greater attention on the safety, particularly of the user interface, for clinical infusion pumps. We are still evaluating the effect of these new requirements and it is possible that complying with them will delay the submission of the new product for U.S. approval. However, we currently still anticipate launching our first clinical product during 2011.

We believe that through execution of our strategy of organic growth, tuckunder acquisitions and operational improvements we will be able to strengthen the Company and position ourselves well as the economy recovers. While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors described under the heading “Item 1A. Risk Factors”.

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

Financing

In 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

At December 31, 2010, we had $18.0 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

In the table below, we provide an overview of selected operating metrics.

	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
	($ in thousands)
Total revenues	$108,179		$85,772		$88,049
Cost of product revenues	$56,402	52.1%	$44,089	51.4%	$45,893	52.1%
Sales and marketing expenses	$16,345	15.1%	$11,763	13.7%	$10,970	12.5%
General & administrative expenses.	$17,643	16.3%	$15,109	17.6%	$15,134	17.2%
Research & development expenses	$4,709	4.4%	$4,396	5.1%	$4,048	4.6%

Revenues.    We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We issued our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users, derived through our catalog and the electronic version of our catalog on our website, represented approximately 33% and 30% of our revenues for the years ended December 31, 2010 and 2009, respectively.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the years ended December 31, 2010 and 2009, approximately 43% and 48%, respectively, of our revenues were derived from sales to distributors.

For the year ended December 31, 2010, approximately 66% of our revenues were derived from products we manufacture; approximately 11% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and approximately 23% were derived from distributed products sold under our brand names. For the year ended December 31, 2009, approximately 76% of our revenues were derived from products we manufacture and approximately 15% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 9% were derived from distributed products sold under our brand names.

For the years ended December 31, 2010 and 2009, approximately 41% and 52%, respectively, of our revenues were derived from sales made by our non-U.S. operations. The decrease in the percentage of revenues derived from sales made by our non-U.S. operations is due to the acquisition of Denville Scientific in August 2009. In 2010, this acquisition increased our proportion of sales by U.S. operations when compared with our proportion of sales by non-U.S. operations as almost all of Denville’s sales were to U.S. customers.

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

Stock compensation expenses.    Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2010 and 2009 was $2.8 million and $2.5 million, respectively. Stock-based compensation expense recognized under FASB ASC 718 for the year ended December 31, 2008 was $2.0 million and $9,000 in our continuing operations and discontinued operations, respectively. The stock-based compensation expense was related to employee stock options, restricted stock units, and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues.

Revenues increased $22.4 million, or 26.1%, to $108.2 million for the year ended December 31, 2010 compared to $85.8 million for the same period in 2009. Our Denville Scientific and Coulbourn Instruments subsidiaries contributed approximately $18.5 million to the revenue increase for the year ended December 31, 2010. The effect of a stronger U.S. dollar decreased the Company’s revenues by $1.3 million, or 1.5%, compared with the same period in 2009. Adjusting for the effects of foreign currency fluctuation and acquisitions, revenues were up $5.2 million, or 6.1% year-to-year and reflected organic growth across our Harvard Apparatus and Biochrom businesses.

Cost of product revenues.

Cost of product revenues increased $12.3 million, or 27.9%, to $56.4 million for the year ended December 31, 2010 compared with $44.1 million for the year ended December 31, 2009. The increase in cost of product revenues included $11.6 million, or 26.3%, attributable to our Denville Scientific and Coulbourn Instruments acquisitions. A stronger U.S. dollar caused a $0.7 million favorable currency effect on cost of product revenues for the year ended December 31, 2010, compared with the same period in 2009. Adjusting for the effect of foreign currency fluctuation and excluding the effect of acquisitions, cost of product revenues were up $1.4 million, or 3.6%, year-to-year and reflected organic growth in our Harvard Apparatus and Biochrom businesses. Gross profit as a percentage of revenues decreased to 47.9% for the year ended December 31, 2010 compared with 48.6% for the same period in 2009. The decrease in gross profit as a percentage of revenues was primarily due to the impact of Denville Scientific, which because it does not manufacture its products, has lower gross margins than our overall average margin. Gross margin as a percentage of revenues, excluding Denville, was 51.0% for the year ended December 31, 2010, and 49.7% for the year ended December 31, 2009. The year-to-year increase reflected the effects of ongoing operational improvement initiatives, greater sales volume and a more favorable sales mix during 2010.

Sales and marketing expenses.

Sales and marketing expenses increased $4.5 million, or 39.0%, to $16.3 million for the year ended December 31, 2010 compared with $11.8 million for the year ended December 31, 2009. This increase included $3.6 million due to our acquisitions of Denville Scientific and Coulbourn Instruments subsidiaries and reflected increased sales and marketing efforts across our businesses.

General and administrative expenses.

General and administrative expenses increased $2.5 million, or 16.8% to $17.6 million for the year ended December 31, 2010 compared with $15.1 million for the year ended December 31, 2009. The year-to-year increase included $0.7 million of expenses at our Denville Scientific and Coulbourn Instruments subsidiaries, a $0.2 million increase in stock compensation expense, a $1.0 million increase in bonus expense, and a $0.6 million increase in other general and administrative areas.

Research and development expenses.

Research and development expenses increased $0.3 million, or 7.1% to $4.7 million for the year ended December 31, 2010 compared with $4.4 million for the year ended December 31, 2009. The increase in research and development expenses was primarily due to increased spending in the regenerative medicine device business and new product development efforts in our Biochrom business, partially offset by lower spending in our Harvard Apparatus business.

Amortization of intangible assets.

Amortization of intangibles was $2.4 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively. The year-to-year increase in the amortization expense was primarily due to the acquisition of Denville Scientific in September 2009 which included amortization expenses for part of the year in 2009 compared with a full year of expense in 2010.

Other income (expense), net.

Other income (expense), net was $0.7 million expense and $1.8 million income for the years ended December 31, 2010 and 2009, respectively. Net interest expense was $0.7 million for the year ended December 31, 2010 compared to $0.3 million for the year ended December 31, 2009. The increase in the net interest expense was primarily due to higher average debt balances in 2010 compared to 2009. Other income (expense), net also included $0.4 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively, from the gain from adjustment of contingent consideration related to our Denville Scientific acquisition.

Income taxes.

Income tax (benefit) expense from continuing operations was approximately $9.5 million benefit and $2.7 million expense for the years ended December 31, 2010 and 2009, respectively. The effective income tax rate for continuing operations was 98.8% benefit for the year ended December 31, 2010, compared with 27.2% expense for the same period of 2009. The difference between our effective tax rate and the US statutory tax rate is principally attributable to changes in our valuation allowance, foreign tax differential, and increased research and development tax credits. The change in the valuation allowance included an $11.3 million benefit from the reversal of valuation allowances on certain deferred income tax assets during the third quarter of 2010. This conclusion was based, in part, on our achieving sustained profitability and projections of positive future earnings in the U.S.

Restructuring

During the quarter ended September 30, 2010, we developed a plan to streamline our operations at Panlab, our Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization. During the third quarter of 2010, we recorded restructuring expenses of approximately $0.3 million, representing severance payments to employees. No charges have been incurred beyond the third quarter of 2010.

During the quarter ended December 31, 2010, we developed a plan to reduce operating expenses at our Biochrom U.K. subsidiary. During the fourth quarter of 2010, we recorded restructuring expenses of approximately $0.3 million. The charges were comprised of $0.1 million in severance payments, $0.1 million in inventory impairment charges (included in cost of product revenues), and $0.1 million in various other costs.

During the quarter ended March 31, 2009, we developed a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco location and exit the Scie-Plas general fabrication business as part of our ongoing business improvement initiative.

During the quarter ended June 30, 2009 we initiated a plan to improve Biochrom’s manufacturing margins. During the year ended December 31, 2009, we recorded restructuring charges in our Scie-Plas, Biochrom and Hoefer businesses related to the 2009 restructuring plan of approximately $0.7 million. These charges were comprised of $0.3 million in severance payments, $0.2 million in inventory impairment charges related to certain product lines (included in cost of product revenues) and $0.2 million in various other costs.

During the quarter ended March 31, 2008, we committed to a number of actions as part of our ongoing initiative to consolidate business functions to reduce operating expenses. Our actions in 2008 were related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus business in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria with and into our Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities recorded in the year ended December 31, 2008 were $1.8 million.

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

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment. Accordingly, unless otherwise indicated, the discussion of our business is focused on our continuing operations, which constitute our life science research tools and regenerative medicine device businesses. During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.

Revenues decreased $2.3 million, or 2.6%, to $85.8 million for the year ended December 31, 2009 compared to $88.0 million for the same period in 2008. Our recently acquired Denville subsidiary contributed approximately $7.6 million in revenues. The effect of a strengthened U.S. dollar decreased our revenues for the year ended December 31, 2009 by $4.8 million, or 5.4%, compared with the same period in 2008.

Cost of product revenues.

Cost of product revenues decreased $1.8 million, or 3.9%, to $44.1 million for the year ended December 31, 2009 compared with $45.9 million for the year ended December 31, 2008. The decrease in cost of product revenues was primarily due to lower sales volumes, a $2.7 million currency effect and cost reductions in our Biochrom and Electrophoresis groups, partially offset by $4.7 million attributable to our recently acquired Denville subsidiary. Gross profit as a percentage of revenues increased to 48.6% for the year ended December 31, 2009 compared with 47.9% for the same period in 2008. The increase in gross profit as a percentage of revenues was primarily due to the effect of tour initiatives to improve operating results.

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

Restructuring

During the quarter ended March 31, 2009, we initiated a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco, California facility and exit its general fabrication business as part of its ongoing business improvement initiative. During the quarter ended June 30, 2009, Biochrom’s management initiated a plan to improve Biochrom’s manufacturing margins.

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

During the quarter ended March 31, 2008, we committed to a number of actions as part of our ongoing initiative to consolidate business functions to reduce operating expenses. Our actions in 2008 were related to the separation of our electrophoresis product lines from our spectrophotometer and plate reader product lines. As part of these initiatives we made changes in management, completed the consolidation of the Hoefer electrophoresis administrative and marketing operations from San Francisco, California to the headquarters of the Harvard Apparatus business in Holliston, Massachusetts and consolidated the activities of our Asys Hitech subsidiary in Austria with and into our Biochrom subsidiary’s facility located in Cambridge UK. The combined costs of these activities recorded in the year ended December 31, 2008 were $1.8 million.

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

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment. Accordingly, unless otherwise indicated, the discussion of our business is focused on our continuing operations, which constitute our life science research tools and regenerative medicine device businesses. During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, and other capital expenditures.

In our consolidated statements of cash flows, we have elected to combine the cash flows from both continuing and discontinued operations within each category, as allowed by FASB ASC 230 “Statement of Cash Flows”. Unless specifically noted otherwise, our discussion of our cash flows below refers to combined cash flows from both continuing and discontinued operations.

We ended 2010 with cash and cash equivalents of $19.7 million compared to cash and cash equivalents of at December 31, 2009 of $16.6 million. As of December 31, 2010 and 2009, we had $18.0 million and $13.3 million of borrowings, respectively, outstanding under our credit facility. The borrowings under the credit facility were related to our recent acquisitions of Denville Scientific in September 2009 and Coulbourn Instruments in August 2010 and to our stock repurchase activity.

Overview of Cash Flows for the years ended December 31,

	2010	2009	2008
	(in thousands)
Cash flows from operations:
Net income	$19,015	$7,233	$1,673
Changes in assets and liabilities	(1,237)	5,206	(1,564)
Other adjustments to operating cash flows	(5,485)	4,070	9,093

Net cash provided by operating activities	12,293	16,509	9,202
Investing activities:
Acquisitions and divestitures	(7,115)	(20,764)	(752)
Other investing activities	(1,231)	(1,536)	(1,876)

Net cash used in investing activities	(8,346)	(22,300)	(2,628)
Financing activities:
Proceeds (repayments) of debt, net	4,687	11,918	(6,270)
Other financing activities	(4,718)	(2,133)	(1,685)

Net cash (used in) provided by financing activities	(31)	9,785	(7,955)
Effect of exchange rate changes on cash	(800)	(1,104)	(3,125)

Increase (decrease) in cash and cash equivalents	$3,116	$2,890	$(4,506)

Our operating activities generated cash of $12.3 million for the year ended December 31, 2010 compared to $16.5 million for the year ended December 31, 2009. The decrease in cash flows from operations was primarily due to changes in working capital balances year to year.

Our investing activities used cash of $8.3 million in the year ended December 31, 2010. Investing activities during both 2009 and 2010 included acquisitions, purchases of property, plant and equipment and expenditures for our catalogs. In August 2010, we acquired Coulbourn Instruments for approximately $4.6 million. In December 2010, we signed a license agreement with Cellectis that grants us the worldwide exclusive right to manufacture and sell, for research use, the full line of Cyto Pulse electroporation-based instruments. Pursuant to the terms of the agreement, we paid $1.0 million in December 2010 with the remaining $0.3 million payable in 2011. These acquisitions were funded from our existing cash balances and borrowings under our credit facility. During 2009, we acquired Denville Scientific for approximately $22.3 million. The Denville purchase agreement required us to make the acquisition in three cash payments. We made the first cash payment of approximately $12.8 million in the third quarter of 2009 and the second cash payment of approximately $8.0 million in the fourth quarter of 2009. During the second quarter of 2010 we made the final payment of approximately $1.5 million which is included in ‘Acquisition, net of cash acquired’ under investing activities. During 2010, catalog costs were $0.4 million, reflecting the publication and distribution of an 850-page Harvard Apparatus catalog. We spent $0.8 million during 2010 on capital expenditures. We expect to make approximately $1.3 million of capital expenditures during 2011. During the year ended December 31, 2009, our investing activities used cash of $22.3 million which included the first and the second cash payments of $12.8 million and $8.0 million, respectively, related to the acquisition of Denville Scientific. Capital expenditures totaled $1.4 million and catalog costs totaled $0.2 million in 2009.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the year ended December 31, 2010, financing activities used cash of $31,000. We increased our debt by $4.7 million net of repayments, and ended the year with $18.0 million of borrowings under our credit facility. The increase in the borrowings under the credit facility during the year is related to our acquisition of Coulbourn Instruments in August 2010, final payment of the Denville Scientific subsidiary acquisition, and our stock repurchase activity. During 2010, we repurchased in the open market approximately 1.4 million shares of our common stock at a cost of $5.0 million, including commissions, and we received $0.3 million in proceeds from the exercise of stock options and employee stock plan purchases. During 2009, financing activities provided $9.8 million of cash. We increased our debt by $11.9 million net of repayments, and ended the year with $13.3 million of borrowings under our credit facility. The 2009 borrowings under our credit facility related to our acquisition of Denville Scientific. During 2009, we repurchased in the open market approximately 0.8 million shares of our common stock at a cost of $2.4 million, including commissions, and we received $0.3 million in proceeds from the exercise of stock options and employee stock plan purchases.

Borrowing Arrangements

In 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at LIBOR plus 4.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

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

Off-Balance Sheet Arrangements

We generally do not use special purpose entities or other off-balance sheet financing arrangements. However, at December 31, 2009 we had in place five currency swap contracts with notional amounts totaling $5.5 million. These contracts were used to hedge currency exposures of intercompany loans. These currency swap contracts were settled in January 2010 when the related intercompany loans were repaid. In 2010, we did not enter into any currency swap contracts.

Contractual Obligations

The following schedule represents our contractual obligations for our continuing operations, excluding interest, as of December 31, 2010.

	Total	2011	2012	2013	2014	2015	2016 and Beyond
	(in thousands)
Bank credit facility and notes payable	$18,013	$4	$18,009	$—	$—	$—	$—
Operating leases	5,903	1,535	1,385	991	707	573	712
Capital leases, including imputed interest	1	1	—	—	—	—	—

Total	$23,917	$1,540	$19,394	$991	$707	$573	$712

We had a liability at December 31, 2010 and 2009 of $0.7 million and $0.5 million, respectively, for uncertain tax positions taken in an income tax return. We do not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, this amount is not included in the above table.

We have an underfunded pension liability of $2.7 million, net of tax, each for the years ended December 31, 2010 and 2009 which is recognized as part of the accumulated other comprehensive income in the consolidated balance sheets. Since we do not know the ultimate timing of payments related to this liability, this amount has not been included in the above table.

Critical Accounting Policies

We believe that our critical accounting policies are as follows:

•	revenue recognition;

•	accounting for income taxes;

•	inventory;

•	valuation of identifiable intangible assets in business combinations;

•	valuation of long-lived and intangible assets and goodwill; and

•	stock-based compensation.

Revenue recognition.    We follow the provisions of FASB ASC 605, “Revenue Recognition”. We recognize revenue of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectibility of the sales price is reasonably assured. Sales of some of our products include provisions to provide additional services such as installation and training. Revenues on these products are recognized when the additional services have been performed. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with the provisions of FASB ASC 605-20, “Revenue Recognition—Services”.

We account for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition—Principal Agent Considerations”, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Our costs incurred related to shipping and handling are classified as cost of product revenues. Warranties and product returns are estimated and accrued for at the time sales are recorded. We have no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts. We provide for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience. Historically, product returns and warranty costs have not been significant, and they have been within our expectations and the provisions established, however, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.

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

Accounting for income taxes.    We determine our annual income tax provision in each of the jurisdictions in which we operate. This involves determining our current and deferred income tax expense that reflects accounting for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we believe that recovery does not meet this “more likely than not” standard as required in FASB ASC 740, “Income Taxes”, we must establish a valuation allowance. If a valuation allowance is established, increased or decreased in a period, generally we allocate the related income tax expense or benefit to income from continuing operations in the consolidated statement of operations.

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

During the year ending December 31, 2010, we concluded that it is more likely than not that a majority of our U.S. deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability and projections of positive future earnings in the U.S. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. The release of the above mentioned valuation allowances resulted in an income tax benefit of $11.3 million, which was recorded as a discrete item during the year ending December 31, 2010. The remaining valuation allowance of $2.7 million relates to deferred tax assets in certain foreign and state jurisdictions.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in FASB ASC 740. Interest and penalties recognized, if any, would be classified as a component of income tax expense.

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

Valuation of identifiable intangible assets acquired in business combinations.    Identifiable intangible assets consist primarily of customer relationships, trademarks, brand names and acquired technology. Such intangible assets arise from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values. Amounts assigned to such identifiable intangible assets are primarily based on independent appraisals using established valuation techniques and management estimates. The value assigned to trademarks was determined by estimating the royalty income that would be negotiated at an arm’s-length transaction if the asset were licensed from a third party. A discount factor, ranging from 13% to 40%, which represents both the business and financial risks of such investments, was used to determine the present value of the future streams of income attributable to trademarks. The specific approach used to value trademarks was the Relief from Royalty (“RFR”) method. The RFR method assumes that an intangible asset is valuable because the owner of the asset avoids the cost of licensing that asset. The royalty savings are then calculated by multiplying a royalty rate times a determined royalty base, i.e., the applicable level of future revenues. In determining an appropriate royalty rate, a sample of guideline, arm’s length royalty and licensing agreements are analyzed. In determining the royalty base, forecasts are used based on management’s judgments of expected conditions and expected courses of actions. The value assigned to acquired technology was determined by using a discounted cash flow model, which measures what a buyer would be willing to pay currently for the future cash stream potential of existing technology. The specific method used to value the technologies involved estimating future cash flows to be derived as a direct result of those technologies, and discounting those future streams to their present value. The discount factors used, ranging from 13% to 40%, reflect the business and financial risks of an investment in technologies. Forecasts of future cash flows are based on management’s judgment of expected conditions and expected courses of action.

Valuation of long-lived and intangible assets.    In accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”, we assess the value of identifiable intangibles with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant changes in who our competitors are and what they do; significant changes in our relationship with GE Healthcare; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

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

A long-lived asset classified as “held for sale” is initially measured at the lower of carrying amount or fair value less costs to sell. In the period the “held for sale” criteria are met, we recognize an impairment charge for any initial adjustment of the long-lived assets. During each reporting period after the initial measurement, gains or losses resulting from fluctuations in the fair value less costs to sell are recognized. Gains and losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. Assets to be disposed of are separately presented in the consolidated balance sheet and long-lived assets are no longer depreciated or amortized. The assets and liabilities of a disposal group, which are classified as held for sale, are presented separately in the appropriate asset and liability sections of the balance sheet. Operating results for all periods presented are presented as discontinued operations, net of tax. In accordance with the provisions of FASB ASC 205-20, “Discontinued Operations”, we elected not to allocate interest of our consolidated debt to discontinued operations. As at December 31, 2010, there are no assets “held for sale” by the Company.

Goodwill and Other Intangible Assets.    FASB ASC 350, “Intangibles-Goodwill and Others” addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test consists of a comparison of the fair value of our reporting units with their carrying amount. If the carrying amount exceeds its fair value, we are required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired. The impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. For unamortizable intangible assets, if the carrying amount were to exceed the fair value of the asset we would write down the unamortizable intangible asset to fair value. See Note 7—Discontinued Operations, for a discussion of abandonment and impairment charges taken during 2008 within our discontinued operations.

The results of our test for goodwill impairment showed that the estimated fair values of our reporting units exceeded their carrying values and none of our reporting units were considered to be at risk of failing step one of the impairment test. At December 31, 2010, the market capitalization of our common shares was $115.5 million and the carrying value of net assets was $90.2 million. We reconciled our fair value calculations to our overall market capitalization to help determine the reasonableness of our assumptions. We concluded that none of our goodwill was impaired.

Stock-based compensation.    We account for share-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases (“employee stock purchases”) related to the Employee Stock Purchase Plan (“ESPP”). We issue new shares upon stock option exercises, upon the vesting of restricted stock units and under our ESPP.

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

We value stock-based payment awards, except restricted stock awards, at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The fair value of restricted stock units are based on the market price of our common stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested restricted stock units are forfeited in the event of termination of employment or engagement with the Company.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $2.8 million, $2.5 million and $2.0 million, respectively, which consisted of stock-based compensation expense related to employee stock options, the employee stock purchase plan and restricted stock units issued for the first time in 2010.

We record stock compensation expense on a straight-line basis over the requisite service period for all awards granted.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the British pound sterling and the Euro.

During 2010, 2009 and 2008, the U.S. dollar’s strengthening in relation to those currencies resulted in an adverse translation effect on our consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in a negative effect on revenues of $1.3 million, $4.8 million, and $3.0 million for 2010, 2009 and

2008, respectively, and positive effects on expenses of $1.0 million, $4.0 million and $2.6 million for 2010, 2009, and 2008 respectively (net $0.3 million, $0.8 million, and $0.4 million for 2010, 2009, and 2008 respectively).

The loss associated with the translation of foreign equity into U.S. dollars was approximately $2.1 million compared to a gain associated with the translation of foreign equity into U.S. dollars of approximately $2.2 million during the years ended December 31, 2010 and 2009, respectively. In addition, currency fluctuations resulted in approximately $0.1 million and $0.3 million in foreign currency losses during the years ended December 31, 2010 and 2009, respectively and $60,000 in foreign currency gain during the year ended December 31, 2008, respectively.

The U.S. dollar was stronger on December 31, 2010 against the British pound and the Euro compared with the rates at December 31, 2009. The stronger U.S. dollar has caused our foreign net assets to translate to a lower value, stated in U.S. dollars, which has a negative effect on our Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. At December 31, 2010, our Stockholders’ Equity was lower by $2.1 million as compared to the value at December 31, 2009, due to the translation of foreign net assets based on a stronger dollar.

The U.S. dollar was weaker on December 31, 2009 against the British pound and the Euro compared with the rates at December 31, 2008. The weaker U.S. dollar has caused our foreign net assets to translate to a greater value, stated in U.S. dollars, which has a positive effect on our Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. At December 31, 2009, our Stockholders’ Equity was higher by $2.2 million as compared to the value at December 31, 2008, due to the translation of foreign net assets based on a weaker dollar.

Since December 31, 2010, the U.S. dollar appreciated approximately 3% against the British pound and 8% against the Euro. Approximately 38% of our revenues are derived from business transacted in British pounds or Euros. If the U.S. dollar strengthens against the British pound and Euro, our earnings and cash flows, stated in U.S. dollars, will be affected negatively.

As of December 31, 2010 and 2009, we had $18.0 million and $13.3 million, respectively, outstanding under our credit facility. The borrowings under the credit facility were related to our acquisitions of Denville Scientific in September 2010 and Coulbourn Instruments in August 2010 and the share repurchase program.

In order to mitigate the impact of changes in foreign currency exchange rates, during the year ended December 31, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges. These contracts were settled in January 2010 when the related intercompany loans were repaid. During the year ended December 31, 2010, we did not enter in any hedging activity.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—“Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles: Goodwill and Other (Topic 350)—When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or negative carrying amounts (ASU 2010-28). The amendments in this ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, the entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, and for the interim periods within fiscal years with early adoption permitted. We believe the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplemental Pro Forma Information for Business Combinations (ASU 2010-29). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, with early adoption permitted. We believe the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of December 31, 2010, we had $18.0 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 4.0%. At December 31, 2010, the interest rate on this debt was 4.26%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of December 31, 2010 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of December 31, 2010	Interest expense increase
(in thousands)
Interest rates increase by 1%	180
Interest rates increase by 2%	360

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed under Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In connection with the preparation of this report, management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has also been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(d).

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2010. Based on that evaluation, management concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc. and subsidiaries:

We have audited Harvard Bioscience, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harvard Bioscience, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harvard Bioscience, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 16, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders. Information concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K as Item 4.A. and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)  Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated:

1.	Financial Statements. The consolidated financial statements of Harvard Bioscience, Inc. and its subsidiaries filed under Item 8:

Page
	Index to Consolidated Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	F-4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harvard Bioscience, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 16, 2011

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$19,704	$16,588
Accounts receivable, net of allowance for doubtful accounts of $273 and $403, respectively	15,440	14,383
Inventories	15,832	14,406
Deferred income tax assets—current	5,441	573
Other receivables and other assets	2,149	2,249

Total current assets	58,566	48,199
Property, plant and equipment, net	3,146	3,545
Deferred income tax assets—non-current	6,125	318
Amortizable intangible assets, net	21,908	21,104
Goodwill	33,416	32,108
Other indefinite lived intangible assets	1,276	1,301
Other assets	360	656

Total assets	$124,797	$107,231

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$4	$13
Accounts payable	4,921	4,856
Deferred revenue	451	434
Accrued income taxes payable	578	369
Accrued expenses	4,693	3,680
Other liabilities—current	649	2,906

Total current liabilities	11,296	12,258
Long-term debt, less current installments	18,009	13,308
Deferred income tax liabilities—non-current	954	2,037
Other liabilities—non-current	4,290	4,371

Total liabilities	34,549	31,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,057,974 and 35,948,108 shares issued and 28,312,467 and 29,584,436 shares outstanding, respectively	361	360
Additional paid-in-capital	187,893	184,856
Accumulated deficit	(83,442)	(102,457)
Accumulated other comprehensive loss	(3,896)	(1,834)
Treasury stock at cost, 7,745,507 and 6,363,672 common shares, respectively	(10,668)	(5,668)

Total stockholders’ equity	90,248	75,257

Total liabilities and stockholders’ equity	$124,797	$107,231

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues	$108,179	$85,772	$88,049
Cost of product revenues	56,402	44,089	45,893

Gross profit	51,777	41,683	42,156

Sales and marketing expenses	16,345	11,763	10,970
General and administrative expenses	17,643	15,109	15,134
Research and development expenses	4,709	4,396	4,048
Restructuring charges	498	516	1,559
Amortization of intangible assets	2,364	1,844	1,966

Total operating expenses	41,559	33,628	33,677

Operating income	10,218	8,055	8,479

Other income (expense):
Gain from adjustment of acquisition contingencies	429	2,600	—
Foreign exchange (expense) income	(89)	(302)	60
Interest expense	(677)	(277)	(389)
Interest income	65	29	372
Other expense, net	(383)	(293)	(872)

Other (expense) income, net	(655)	1,757	(829)

Income from continuing operations before income taxes	9,563	9,812	7,650
Income tax (benefit) expense	(9,452)	2,673	2,240

Income from continuing operations	19,015	7,139	5,410
Discontinued operations
Income (loss) from discontinued operations, net of tax	—	94	(457)
Loss on disposition of discontinued operations, net of tax	—	—	(3,280)

Total income (loss) from discontinued operations, net of tax	—	94	(3,737)

Net income	$19,015	$7,233	$1,673

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.66	$0.24	$0.18
Discontinued operations	—	0.00	(0.12)

Basic income per common share	$0.66	$0.24	$0.05

Diluted earnings per common share from continuing operations	$0.65	$0.24	$0.17
Discontinued operations	—	0.00	(0.12)

Diluted income per common share	$0.65	$0.24	$0.05

Weighted average common shares:
Basic	28,967	29,649	30,882

Diluted	29,405	29,946	31,354

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and

Comprehensive Income (Loss)

Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2007	35,513	$355	$179,153	$(111,363)	$6,660	$(668)	$74,137
Stock option exercises	248	3	835	—	—	—	838
Stock purchase plan	26	—	73	—	—	—	73
Stock compensation expense	—	—	2,012	—	—	—	2,012
Purchases of treasury stock	—	—	—	—	—	(2,596)	(2,596)
Comprehensive income:
Net income	—	—	—	1,673	—	—	1,673
Changes in defined benefit pension plans, net of tax	—	—	—	—	(568)	—	(568)
Translation adjustments	—	—	—	—	(8,851)	—	(8,851)

Total comprehensive loss	—	—	—	—	—	—	(7,746)

Balance at December 31, 2008	35,787	$358	$182,073	$(109,690)	$(2,759)	$(3,264)	$66,718
Stock option exercises	123	1	170	—	—	—	171
Stock purchase plan	38	1	99	—	—	—	100
Stock compensation expense	—	—	2,514	—	—	—	2,514
Purchases of treasury stock	—	—	—	—	—	(2,404)	(2,404)
Comprehensive income:
Net income	—	—	—	7,233	—	—	7,233
Changes in defined benefit pension plans, net of tax	—	—	—	—	(1,255)	—	(1,255)
Translation adjustments	—	—	—	—	2,180	—	2,180

Total comprehensive loss	—	—	—	—	—	—	8,158

Balance at December 31, 2009	35,948	$360	$184,856	$(102,457)	$(1,834)	$(5,668)	$75,257
Stock option exercises	58	1	127	—	—	—	128
Stock purchase plan	52	—	154	—	—	—	154
Stock compensation expense	—	—	2,756	—	—	—	2,756
Purchases of treasury stock	—	—	—	—	—	(5,000)	(5,000)
Comprehensive income:
Net income	—	—	—	19,015	—	—	19,015
Changes in defined benefit pension plans, net of tax	—	—	—	—	(5)	—	(5)
Translation adjustments	—	—	—	—	(2,057)	—	(2,057)

Total comprehensive income	—	—	—	—	—	—	16,953

Balance at December 31, 2010	36,058	$361	$187,893	$(83,442)	$(3,896)	$(10,668)	$90,248

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$19,015	$7,233	$1,673
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	2,756	2,514	2,012
Depreciation	1,196	1,204	1,077
Gain from adjustment of acquisition contingencies	(429)	(2,600)	—
Loss on disposal of discontinued operations	—	—	3,280
Non-cash restructuring charges	79	230	552
Amortization of catalog costs	357	348	249
(Gain) loss on disposal of property, plant and equipment	(15)	12	586
Provision for allowance for doubtful accounts	(150)	(7)	53
Amortization of intangible assets	2,364	1,844	2,019
Amortization of deferred financing costs	89	56	22
Deferred income taxes	(11,732)	469	(757)
Changes in operating assets and liabilities, net of effects of acquisitions:			.
(Increase) decrease in accounts receivable	(1,088)	3,233	(391)
(Increase) decrease in inventories	(1,238)	(41)	511
Decrease (increase) in other receivables and other assets	123	1,102	(232)
Increase (decrease) in trade accounts payable	56	(1,024)	(478)
Increase (decrease) in accrued income taxes payable	443	(338)	(375)
Increase (decrease) in accrued expenses	386	213	(2,078)
Increase (decrease) in deferred revenue	23	(162)	35
Increase in other liabilities	58	2,223	1,444

Net cash provided by operating activities	12,293	16,509	9,202

Cash flows from investing activities:
Additions to property, plant and equipment	(844)	(1,376)	(1,308)
Additions to catalog costs	(418)	(164)	(568)
Proceeds from sales of property, plant and equipment	31	4	—
Disposition of discontinued operations	—	—	(752)
Acquisitions, net of cash acquired	(7,115)	(20,764)	—

Net cash used in investing activities	(8,346)	(22,300)	(2,628)

Cash flows from financing activities:
Repayments of short-term debt	—	(1,308)	—
Net proceeds from issuance of debt	10,350	16,900	1,650
Repayments of debt	(5,663)	(3,674)	(7,920)
Purchases of treasury stock	(5,000)	(2,404)	(2,596)
Net proceeds from issuance of common stock	282	271	911

Net cash (used in) provided by financing activities	(31)	9,785	(7,955)

Effect of exchange rate changes on cash	(800)	(1,104)	(3,125)

Increase (decrease) in cash and cash equivalents	3,116	2,890	(4,506)
Cash and cash equivalents at the beginning of period	16,588	13,698	18,204

Cash and cash equivalents at the end of period	$19,704	$16,588	$13,698

Supplemental disclosures of cash flow information:
Cash paid for interest	$652	$114	$374
Cash paid for income taxes	$1,778	$1,920	$2,686

Note: The above statements of cash flows include both continuing and discontinued operations. On September 30, 2008, the Company sold the remaining portion of its Capital Equipment Business segment. Cash and cash equivalents include $19,704, $16,588 and $13,698 held by continuing operations as of December 31, 2010, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc. and subsidiaries (collectively, “Harvard Bioscience,” “the Company,” “our” or “we”) is a global developer, distributor, manufacturer and marketer of a broad range of specialized products, primarily apparatus and scientific instruments, used to advance life science research and regenerative medicine. We sell our products to thousands of researchers in over 100 countries primarily through our 850 page catalog (and various other specialty catalogs), our website, through distributors, including GE Healthcare, Thermo Fisher Scientific, Inc. and VWR, and via our field sales organization. We have sales and manufacturing operations in the United States, the United Kingdom, Germany and Spain with sales facilities in France and Canada.

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

(d)	Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and other factors that may affect a customer’s ability to pay.

(e)	Inventories

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

(f)	Property, Plant and Equipment

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

(g)	Catalog Costs

Significant costs of product catalog design, development and production are capitalized and amortized over the expected useful life of the catalog (usually one to three years).

(h)	Income Taxes

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

(i)	Foreign Currency Translation

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

In order to mitigate the impact of changes in foreign currency exchange rates, during the year ended December 31, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and did not designate these derivative instruments as accounting hedges. During the year ended December 31, 2010, we did not enter into any foreign currency contracts.

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

(k)	Comprehensive Income (Loss)

We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Comprehensive Income”. FASB ASC 220 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. We have chosen to disclose comprehensive income (loss), which encompasses net income (loss), foreign currency translation adjustments, the underfunded status of our pension plans, and pension minimum additional liability adjustments, net of tax, in the consolidated statements of stockholders’ equity and comprehensive income (loss).

As of December 31, 2010, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $1.2 million and, in accordance with FASB ASC 715-20, “Compensation—Retirement Benefits, Defined Benefit Plans”, $2.7 million to reflect the underfunded status of the Company’s pension plans net of tax. As of December 31, 2009, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $(0.9) million and $2.7 million to reflect the underfunded status of our pension plans, net of tax.

(l)	Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition”. We recognize revenue of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectibility of the sales price is reasonably assured. Sales of some of our products include provisions to provide additional services such as installation and training. Revenues on these products are recognized when the additional services have been performed. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with the provisions of FASB ASC 605-20, “Revenue Recognition—Services”.

We account for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition—Principal Agent Considerations”, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Our costs incurred related to shipping and handling are classified as cost of product revenues. Warranties and product returns are estimated and accrued for at the time sales are recorded. We have no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations and service or maintenance contracts. We provide for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience.

(m)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets include goodwill, unamortizable intangible assets and amortizable intangible assets. Amortizable intangible assets (those intangible assets with definite estimated useful lives) are initially recorded at fair value and amortized, using the straight-line method, over their estimated useful lives. At December 31, 2010, amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 7 to 15 years, 15 years, 5 years, 5 to 15 years and 15 years, respectively.

Goodwill and unamortizable intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other”.

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

Management performed a goodwill impairment test at December 31, 2010 in accordance with FASB ASC 350. We calculated the estimated fair value of each of the Company’s reporting units as at December 31, 2010. Management arrived at the estimated fair values by preparing discounted cash flow analyses using updated financial projections of the reporting units’ estimated future operating results and discounted to present value using appropriate discount rates. At December 31, 2010, the market capitalization of the Company’s common shares was $115.5 million and the carrying value of net assets was $90.2 million. We reconciled our fair value calculations to our overall market capitalization to help determine the reasonableness of our assumptions. We concluded that none of the Company’s goodwill was impaired.

(n)	Impairment or Disposal of Long-Lived Assets

We assess the recoverability of our long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with FASB ASC 360, “Property, Plant and Equipment” when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value.

A long-lived asset classified as “held for sale” is initially measured at the lower of carrying amount or fair value less costs to sell. In the period the “held for sale” criteria are met, we would recognize an impairment charge for any initial adjustment of the long-lived assets. During each reporting period after the initial measurement, gains or losses resulting from fluctuations in the fair value less costs to sell are recognized. Gains and losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. Assets to be disposed of are separately presented in the consolidated balance sheets and long-lived assets are no longer depreciated or amortized. The assets and liabilities of a disposal group, which are classified as held for sale, are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. Operating results for all periods are presented as discontinued operations, net of tax. In accordance with the provisions of with the provisions of FASB ASC 205-20, “Discontinued Operations”, we elected not to allocate interest of our consolidated debt to discontinued operations. As at December 31, 2010, there are no assets “held for sale” by the Company.

(o)	Fair Value of Financial Instruments

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

(p)	Stock-based Compensation

We account for share-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases (“employee stock purchases”) related to the Employee Stock Purchase Plan (“ESPP”). The Company issues new shares upon stock option exercises, upon vesting of the restricted stock units and under the Company’s ESPP.

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. We value stock-based payment awards, except restricted stock units at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The fair value of restricted stock units are based on the market price of the Company’s stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested restricted stock units are forfeited in the event of termination of employment or engagement with the Company.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $2.8 million, $2.5 million and $2.0 million, respectively, and consisted of stock-based compensation expense related to employee stock options, the employee stock purchase plan, and the restricted stock units issued for the first time in 2010, as applicable, and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations, net of tax.

(q)	Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—“Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles: Goodwill and Other (Topic 350)—When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or negative carrying amounts (ASU 2010-28). The amendment in this ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, the entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, and for the interim periods within fiscal years with early adoption permitted. We believe the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplemental Pro Forma Information for Business Combinations (ASU 2010-29). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, with early adoption permitted. We believe the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

3.	Concentrations

One commercial customer accounted for 10% of the revenues for the year ended December 31, 2010. This customer accounted for 12% and 15% of revenues for the years ended December 31, 2009 and 2008, respectively. We have two agreements with this commercial customer. At December 31, 2010, one customer accounted for 13% of net accounts receivable and at December 31, 2009, this customer accounted for 20% of net accounts receivable. Except as noted above, no other individual customer accounted for more than 10% of revenues for the years ended December 31, 2009 and 2008.

4.	Inventories

Inventories consist of the following:

	December 31,
	2010	2009
	(in thousands)
Finished goods	$7,174	$7,116
Work in process	596	559
Raw materials	8,062	6,731

	$15,832	$14,406

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2010	2009
	(in thousands)
Land, buildings and leasehold improvements	$2,723	$2,717
Machinery and equipment	4,952	4,808
Computer equipment and software	4,181	3,940
Furniture and fixtures	923	892
Automobiles	376	345

	13,155	$12,702
Less: accumulated depreciation	(10,009)	(9,157)

Property, plant and equipment, net	$3,146	$3,545

6.	Acquisitions

Our continuing operations have completed two acquisitions since January 1, 2008.

Coulbourn Instruments

On August 23, 2010, the Company through its wholly-owned subsidiary, Denville Scientific, Inc. acquired substantially all of the assets of Coulbourn Instruments LLC (“Coulbourn”), a Delaware limited liability company with its principal offices in Pennsylvania.

Coulbourn is a manufacturer of behavioral measurement products, with a strong focus on systems for assessing learning and memory utilized in research laboratories. This acquisition is complementary to the Company’s behavior research products, thereby strengthening the Company’s position in this market.

During the third quarter of 2010, the Company paid approximately $4.6 million to acquire essentially all of the assets of Coulbourn. The Company funded the acquisition from its existing cash balances and borrowings under its credit facility.

With the assistance of an external valuation company, the aggregate purchase price for this acquisition was allocated to tangible and intangible assets acquired as follows:

(in thousands)
Tangible assets	$796
Liabilities assumed	(234)

Net assets assumed	562
Goodwill and intangible assets:
Goodwill	1,888
Customer relationships	1,050
Existing technology	340
Trade name	790

Total goodwill and intangible assets	4,068

Acquisition purchase price	$4,630

Direct acquisition costs related to Coulbourn, recorded in other expense, net in our consolidated statement of operations, were $0.3 million for the year ended December 31, 2010.

The results of operations for Coulbourn have been included in our consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered immaterial for the purposes of pro forma financial statement disclosures. Goodwill recorded as a result of acquisition of Coulbourn is deductible for tax purposes.

Denville Scientific, Inc.

On September 2, 2009, the Company through its newly formed wholly-owned subsidiary, DAC Acquisition Holding, Inc., acquired substantially all of the assets of Denville Scientific, Inc. (“Denville”), a Delaware corporation with its principal offices in New Jersey. The aggregate purchase price at the time of acquisition was estimated to be approximately $25.3 million, or approximately six times Denville’s estimated fiscal year 2009 operating profit, subject to certain adjustments. As of December 31, 2009, based on Denville’s financial results for 2009, we recorded a $2.6 million pre-tax gain from change in fair value of the contingent consideration in our consolidated financial statements.

The purchase price payable by the Company under the terms of the Asset Purchase Agreement consisted of approximately $12.8 million in cash paid on September 2, 2009, plus additional cash consideration payable in two post-closing contingent payments. We paid the first post-closing payment of approximately $8.0 million during the fourth quarter of 2009. The final post-closing payment of approximately $1.5 million was paid in the second quarter of 2010, at which time, we recorded a $0.4 million pre-tax gain from change the fair value of the contingent consideration in our consolidated financial statements. The payments made for the acquisition were funded with available cash on hand and borrowings under the Company’s $20.0 million revolving credit facility.

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

With the assistance of an external valuation company, the purchase price resulted in the following allocation:

(in thousands)
Tangible assets	$5,032
Liabilities assumed	(1,202)
Notes payable and other debt assumed	(12)

Net assets assumed	3,818
Goodwill and intangible assets:
Goodwill	7,710
Customer relationships	10,139
Trade name	3,203
Non-compete agreements	407

Total goodwill and intangible assets	21,459

Acquisition purchase price	$25,277

We expect all of the acquired goodwill of $4.7 million to be amortizable for federal income tax purposes based on the total consideration.

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

During the year ended December 31, 2007, we utilized a market approach and re-evaluated the fair value less costs to sell of the assets that comprise the Capital Equipment Business segment. Based on management’s evaluation, additional asset impairment charges of approximately $2.9 million were recorded during 2007. The loss from discontinued operations, net of tax, excluding the impairment charge was approximately $3.0 million. The loss from discontinued operations, net of tax for the year ended December 31, 2007 included the operating results of our former Genomic Solutions Division, MAIA Scientific subsidiary, and Union Biometrica US and German subsidiaries.

In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc. The purchase price paid by Digilab under the terms of the Asset Purchase Agreement consisted of $1,000,000 in cash plus additional consideration in the form of an earn-out based on 20% of the revenue generated by the acquired business as it is conducted by Digilab over a three-year period post-transaction. Any earn-out amounts are evidenced by interest bearing promissory notes due on November 30, 2012. During the fourth quarter of 2007, we recorded a loss on this sale of $3.1 million. There has been no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain. The COPAS flow cytometry product line held by our Union Biometrica US and German subsidiaries was not included in this sale.

On September 30, 2008, we completed the sale of assets of our Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6,000,000 and (ii) 8% of the revenue generated above $6,000,000 each year. Any earn-out amounts are evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During 2008, we recorded a loss on sale of the Union Biometrica business of $3.3 million. There was no value ascribed to the contingent consideration from the earn-out agreement, as realization is uncertain.

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

Operating results from our Capital Equipment Business segment were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Total revenues	$—	$—	$1,536

Pretax gain (loss)	—	94	(457)
Income tax (benefit) expense	—	—	—

Gain (loss) from discontinued operations, net of tax	—	94	(457)
Loss on disposition of discontinued operations, net of tax	—	—	(3,280)

Total gain (loss) from discontinued operations, net of tax	$—	$94	$(3,737)

8.	Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, or more frequently, if events or circumstances indicate there may be impairment.

As of December 31, 2010, we completed our annual goodwill impairment tests and concluded there was no impairment to goodwill included in its continuing operations. See Note 7—Discontinued Operations, for a discussion of abandonment and impairment charges taken during 2008 within our discontinued operations. Intangible assets consist of the following:

	December 31,				Weighted Average Life (a)
	2010		2009
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$12,501	$(8,148)	$11,234	$(7,525)	5.7 years
Tradename	4,913	(983)	4,123	(689)	13.3 years
Distribution agreement/customer relationships	18,740	(5,118)	17,884	(3,927)	12.4 years
Patents	9	(6)	9	(5)	5.3 years

Total amortizable intangible assets	$36,163	$(14,255)	$33,250	$(12,146)

Unamortizable intangible assets:
Goodwill	$33,416		$32,108
Other indefinite lived intangible assets	1,276		1,301

Total goodwill and other indefinite lived intangible assets	$34,692		$33,409

Total intangible assets	$70,855		$66,659

(a)	Weighted average life is as of December 31, 2010.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

(in thousands)
Balance at December 31, 2008	$23,536
Goodwill acquired during the year	7,710
Effect of change in foreign currencies	862

Balance at December 31, 2009	$32,108
Goodwill acquired during the year	1,888
Effect of change in foreign currencies	(580)

Balance at December 31, 2010	$33,416

Intangible asset amortization expense was $2.4 million, $1.8 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense of existing amortizable intangible assets is estimated to be $2.6 million for the year ended December 31, 2011, $2.4 million for the year ended December 31, 2012, $2.2 million for the year ended December 31, 2013, $2.1 million for the year ended December 31, 2014 and $1.8 million for the year ended December 31, 2015.

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

Activity and liability balances related to these restructuring charges in connection with the 2008 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$971	$250	$150	$441	$1,812
Cash payments	(947)	—	(141)	(285)	(1,373)
Non-cash charges	—	(250)	—	(124)	(374)
Currency translation	(12)	—	(9)	(13)	(34)

Restructuring balance at December 31, 2008	$12	$—	$—	$19	$31
Restructuring charges	(7)	—	—	(9)	(16)
Cash payments	(5)	—	—	(11)	(16)
Non-cash charges	—	—	—	—	—
Currency translation		—	—	1	1

Restructuring balance at December 31, 2009	$—	$—	$—	$—	$—

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

Activity and liability balances related to these restructuring charges in connection with the 2009 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$326	$163	$14	$188	$691
Cash payments	(323)	(4)	(14)	(88)	(429)
Non-cash charges	—	(159)	—	(88)	(247)
Currency translation	(3)	—	—	(2)	(5)

Restructuring balance at December 31, 2009	$—	$—	$—	$10	$10
Cash payments	—	—	—	(10)	(10)

Restructuring balance at December 31, 2010	$—	$—	$—	$—	$—

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

Activity and liability balances related to these restructuring charges in connection with the 2010 Restructuring Plan were as follows:

	Severance and Related Costs	Total
	(in thousands)
Restructuring charges	$283	$283
Cash payments	(283)	(283)

Restructuring balance at December 31, 2010	$—	$—

During the quarter ended December 31, 2010, the management of Harvard Bioscience developed a plan to reduce operating expenses at our Biochrom U.K. subsidiary. During the fourth quarter of 2010, we recorded restructuring expenses of approximately $0.3 million. The charges were comprised of $0.1 million in severance payments, $0.1 million in inventory impairment charges (included in cost of product revenues), and $0.1 million in various other costs.

Activity and liability balances related to these restructuring charges in connection with the 2010 Restructuring Plan were as follows:

	Severance and Related Costs	Inventory	Other	Total
	(in thousands)
Restructuring charges	$145	$79	$70	$294
Cash payments	(94)	—	—	(94)
Non-cash charges	—	(79)	—	(79)
Currency Translation	(1)	—	—	(1)

Restructuring balance at December 31, 2010	$50	$—	$70	$120

No additional charges are expected to be incurred beyond 2010. We anticipate the remaining payments related to the 2010 Restructuring Plan will occur during 2011.

Aggregate restructuring charges relating to the 2010 Restructuring Plan, 2009 Restructuring Plan and the 2008 Restructuring Plan were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Restructuring charges, net	$577	$675	$1,812

10.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2010	2009
	(in thousands)
Long-term debt	$18,000	$13,300
Notes payable	13	10
Capital lease obligations (See Note 11)	—	11

	$18,013	$13,321
Less: current installments	(4)	(13)

Long-term debt	$18,009	$13,308

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

As of December 31, 2010 and 2009, we had $18.0 million and $13.3 million, respectively, outstanding under our credit facility. The borrowings under the credit facility were related to our acquisition’s of Coulbourn Instruments in August 2010 and Denville Scientific in September 2009, and our stock repurchase activity. As of December 31, 2010, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $2.0 million.

The debt repayment schedule is as follows:

(in thousands)
2011	$4
2012	18,009

Total	$18,013

11.	Leases

Historically, we have leased automobiles and equipment under various leases, which were classified as capital leases. As of December 31, 2010, we did not have any capital leases. As of December 31, 2009, the carrying value of equipment under capital leases was approximately $11,000, which is net of accumulated depreciation of approximately $5,100.

In May 2010, we entered into the second amendment to our Lease Agreement dated December 30, 2005 for our headquarters, office, light manufacturing and warehouse space located in Holliston, Massachusetts which provides for an extended lease term and an additional 9,200 square feet of space. We now have noncancelable operating leases for office and warehouse space expiring at various dates through 2017. Rent expense, which is recorded on a straight-line basis, was approximately $1.7 million, $1.8 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2010, for our continuing operations are as follows:

Operating Leases
(in thousands)
2011	$1,535
2012	1,385
2013	991
2014	707
2015	573
Thereafter	712

Net minimum lease payments	$5,903

12.	Accrued Expenses Accrued expenses consist of:

	December 31,
	2010	2009
	(in thousands)
Accrued compensation and payroll	$2,514	$1,263
Accrued legal and professional fees	776	1,053
Warranty costs	158	162
Other	1,245	1,202

Total	$4,693	$3,680

13.	Income Taxes

Income tax (benefit) expense attributable to income from continuing operations for the years ended December 31, 2010, 2009 and 2008 consisted of:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Current income tax expense (benefit):
Federal and state	$313	$82	$(29)
Foreign	2,069	1,666	2,362

	$2,382	$1,748	$2,333

Deferred income tax (benefit) expense:
Federal and state	$(11,576)	$1,164	$(76)
Foreign	(258)	(239)	(17)

	$(11,834)	$925	$(93)

Total income tax (benefit) expense	$(9,452)	$2,673	$2,240

Income tax (benefit) expense for the periods ended December 31, 2010, 2009 and 2008 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pre-tax continuing operations income as a result of the following:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Computed “expected” income tax expense	$3,252	$3,336	$2,601
Increase (decrease) in income taxes resulting from:
Permanent differences, net	32	(97)	67
Foreign tax rate differential	(331)	(312)	(308)
State income taxes, net of federal income tax benefit	206	54	10
Impact of discontinued operations	—	32	(1,200)
Non-deductible stock compensation expense	199	133	11
Adjustment of prior years tax accruals	343	(232)	9
Tax credits	(279)	(257)	(145)
Change in valuation allowance allocated to income tax (benefit) expense	(12,747)	(125)	1,222
Other	(127)	141	(27)

Total income tax (benefit) expense	$(9,452)	$2,673	$2,240

Income tax (benefit) expense is based on the following pre-tax continuing operations income for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Domestic	$2,719	$3,361	$760
Foreign	6,844	6,451	6,890

Total	$9,563	$9,812	$7,650

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Accounts receivable	$68	$22
Inventory	993	678
Operating loss and credit carryforwards	9,173	13,758
Property, plant and equipment	240	98
Accrued expenses	559	243
Pension liabilities	1,084	1,072
Other accrued liabilities	4,825	4,315

Total gross deferred assets	16,942	20,186
Less: valuation allowance	(2,666)	(17,006)

Deferred tax assets	$14,276	$3,180

Deferred tax liabilities:
Intangible assets	$3,664	$4,105
Other accrued liabilities	—	223

Total deferred tax liabilities	3,664	4,328

Net deferred tax asset (liability)	$10,612	$(1,148)

The amounts recorded as gross deferred tax assets as of December 31, 2010 and 2009 represent the amount of tax benefits of existing deductible temporary differences and carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. Due to the operating results of our discontinued operations, our cumulative loss position, uncertainty surrounding our forecasts and our investment in regenerative medicine, we concluded that a full valuation allowance was needed to offset most United States deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets as of December 31, 2009. During the year ending December 31, 2010, management concluded that it is more likely than not that a majority of our U.S. deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability and projections of positive future earnings in the U.S. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. The release of the above mentioned valuation allowances resulted in an income tax benefit of $11.3 million, which was recorded as a discrete item during the year ending December 31, 2010. We also provide a valuation allowances for net deferred tax assets in several foreign jurisdictions.

At December 31, 2010, we had federal and state net operating loss carryforwards available to offset future taxable income of approximately $18.8 million. The operating loss carryforwards will begin to expire in 2011. Furthermore, we had foreign operating loss carryforwards to offset future taxable income of approximately $6.3 million, which begin to expire in 2012. The Company also had federal and state general business and minimum tax credit carryforwards available to reduce future federal and state regular income taxes of approximately $4.1 million, which begin to expire in 2013. Approximately $7.2 million of net operating losses are subject to an annual limitation of $0.7 million imposed by change in ownership provisions of Section 382 of the Internal Revenue Code. As mentioned above, certain of these net operating loss and credit carryforwards have full valuation allowances set up against them.

Undistributed earnings of our foreign subsidiaries amounted to approximately $35.4 million, $30.4 million and $25.4 million at December 31, 2010, 2009 and 2008, respectively. Our undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S federal and state income taxes has been provided. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings. Effective January 1, 2007, the Company adopted FASB ASC 740-10, an interpretation that clarified the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. At December 31, 2008, the Company had recorded no liabilities related to uncertain tax positions. During the year ended December 31, 2009 the company filed a final tax return for its Genomic Solutions, Ltd. subsidiary that included the activity related to the sale of the business. The final return included uncertain tax positions. We recorded an uncertain tax liability in the amount of $0.5 million. If these uncertain tax positions are reversed, they would decrease the effective tax rate in the period in which they are recognized. In January 2011, the statute of limitations expired for the return that included these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability of $0.5 million will be reversed in the first quarter of 2011. For the year ended December 31, 2010, $15,000 of interest was accrued on this liability and is classified as a component of income taxes as mentioned in our critical accounting policies. Also, during 2010, the Company completed an analysis of its research and development credit carryforwards and determined that due to certain documentation requirements to substantiate the credit, an uncertain tax liability of $0.2 million should be recorded. No penalties or interest have been accrued on this liability because the credits have not yet been utilized. A reconciliation of uncertain tax liabilities is as follows:

(in thousands)
Balance as of January 1, 2009	$—
Additions based on tax positions of prior years	504

Balance at December 31, 2009	$504
Additions based on tax positions of prior years	215

Balance at December 31, 2010	$719

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2006. We are not currently under audit by any major tax jurisdiction.

14.	Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the profit sharing retirement plans are at the discretion of management. For the year ended December 31, 2010, we contributed approximately $0.4 million to the plan. For each of the years ended December 31, 2009 and 2008, we contributed approximately $0.3 million to the plan.

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

The components of our pension expense follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$252	$140	$225
Interest cost	784	768	802
Expected return on plan assets	(614)	(577)	(800)
Net amortization loss	131	77	27

Net periodic benefit cost	$553	$408	$254

The measurement date is December 31 for these plans. The funded status of our defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
	(in thousands)
Change in benefit obligation:
Balance at beginning of year	$14,469	$10,554
Service cost	236	124
Interest cost	784	784
Participants’ contributions	69	74
Actuarial loss	809	2,239
Benefits paid	(327)	(317)
Currency translation adjustment	(472)	1,011

Balance at end of year	$15,568	$14,469

Change in fair value of plan assets:
Balance at beginning of year	$10,699	$8,528
Actual return on plan assets	978	1,242
Participants’ contributions	69	74
Employer contributions	787	370
Benefits paid	(327)	(317)
Currency translation adjustment	(363)	802

Balance at end of year	$11,843	$10,699

	December 31,
	2010	2009
	(in thousands)
Funded status	$(3,725)	$(3,770)
Unrecognized net loss	N/A	N/A

Net amount recognized	$(3,725)	$(3,770)

The accumulated benefit obligation for all defined benefit pension plans was $14.8 million and $13.7 million at December 31, 2010 and 2009, respectively.

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2010	2009
	(in thousands)
Deferred income tax assets	$1,006	$1,056
Other liabilities	(3,725)	(3,770)

Net amount recognized	$(2,719)	$(2,714)

The amounts recognized in accumulated other comprehensive income, net of tax consist of:

	December 31,
	2010	2009
	(in thousands)
Underfunded status of pension plans	$(2,719)	$(2,714)

Net amount recognized	$(2,719)	$(2,714)

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Years ended December 31,
	2010	2009	2008
Discount rate	5.40%	5.70%	6.87%
Expected return on assets	5.00%	5.83%	6.26%
Rate of compensation increase	4.00%	4.00%	4.02%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of our defined benefit pension plan obligations. We use the iBoxx AA 15yr+ index, which match the average duration of our pension plan liability of approximately 15 years. With the current base of assets in our pension plans, a 0.1% increase/decrease in the discount rate assumption would decrease/increase our annual pension expense by approximately $60,000.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. The Company’s current target asset mix used in determining the expected return is 65% equities and 35% fixed income securities. As of December 31, 2010, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately 16 years, of active plan participants. With the current base of assets, a 0.5% increase/decrease in the asset return assumption would decrease/increase the annual pension expense by approximately $54,000.

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2010 and 2009 measurement dates were as follows:

	December 31,
	2010		2009
	($ in thousands)
Asset category:
Equity securities	$6,944	59%	$8,364	78%
Debt securities	2,820	24%	2,154	20%
Cash and cash equivalents	967	8%	181	2%
Other	1,112	9%	—	—

Total	$11,843	100%	$10,699	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
	(in thousands)
Quoted Prices in Active Markets for Identical Assets (Level 1)	$967	$181
Significant Other Observable Inputs (Level 2)	9,764	10,518
Significant Other Unobservable Inputs (Level 3)	1,112	—

Total	$11,843	$10,699

Level 1 assets consist of cash and cash equivalents held in the pension plans at December 31, 2010. The Level 2 assets primarily consist of investments in private investment funds that are valued using the net asset values provided by the trust or fund. Although these funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. Level 3 assets consist of investments in a longevity fund which invests in a portfolio of physical life insurance settlements that are valued using the net asset values provided by the fund.

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

	December 31,
	2010	2009
	(in thousands)
Balance at beginning of year	—	—
Purchases during the year	1,099	—
Unrealized gains	13	—

Balance at end of year	1,112	—

We expect to contribute approximately $0.9 million to our pension plans during 2011.

The benefits expected to be paid from the pension plans are $0.4 million in each of the years of 2011, 2012, 2013, and 2014. The benefits expected to be paid from in the pension plan in 2015 is $0.5 million. The expected benefits to be paid in the five years from 2016—2020 are $3.5 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2010 and include estimated future employee service.

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

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over 24 months. On November 3, 2009, the Board of Directors extended the repurchase program for an additional year. Under the program, shares could be repurchased from time to time and in such amounts as market conditions warranted, subject to regulatory considerations and any applicable contractual restrictions. During the year ended December 31, 2010, 2009, and 2008, we repurchased in the open market 1,381,835, 811,872, and 891,016 shares, respectively, of common stock at an aggregate cost of $5.0 million, $2.4 million, and $2.6 million, respectively, including commissions under the stock repurchase program. The share repurchases made in 2010 completed the $10.0 million stock repurchase program.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan

In 2000, we approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 360,975 shares were issued as of December 31, 2010. During the years ended December 31, 2010 and 2009, we issued 51,481 shares and 37,808 shares, respectively, under the Employee Stock Purchase Plan.

We account for share-based payment awards in accordance with the provisions of FASB ASC 718, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”).

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards, except restricted stock units, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

The fair value of restricted stock units are based on the market price of the Company’s stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested restricted stock units are forfeited in the event of termination of employment or engagement with the Company.

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

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, we adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of December 31, 2010, there were no options to purchase shares outstanding under the 1996 Stock Plan.

Second Amended and Restated 2000 Stock Option and Incentive Plan

The Second Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan” and, together with the 1996 Stock Plan, the “Stock Plans”) permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, performance shares and dividend equivalent rights. We currently have reserved 9,367,675 shares of common stock for the issuance of awards under the 2000 Plan. As of December 31, 2010, there were options to purchase 7,826,200 shares and 467,600 restricted stock units outstanding, and 96,779 shares available for grant under the 2000 Plan.

Through December 31, 2010 and 2009, incentive stock options to purchase 7,901,108 and 7,449,608 shares and non-qualified stock options to purchase 7,744,537 and 7,521,937 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the years ended December 31, 2010, 2009 and 2008, 674,100, 1,942,000 and 1,158,000 options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

During 2010, 467,600 restricted stock units were granted to certain employees under the 2000 Plan. The restricted stock units become fully vested over a period of three years and seven months, with the first quarter vesting after seven months of the grant date and the remaining vesting equally over a period of three years thereafter. There were no restricted stock units granted in 2009.

Distribution and Dilutive Effect of Options

The following table illustrates the dilution resulting from the grant of options and restricted stock units and exercise of options and restricted stock units, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Years Ended December 31,
	2010	2009	2008
Shares of common stock outstanding	28,312,467	29,584,436	30,235,479
Granted	1,141,700	1,942,000	1,158,000
Canceled / forfeited	(261,750)	(42,502)	(970,836)
Expired	(30,000)	—	—

Net options granted	849,950	1,899,498	187,164

Grant dilution(1)	3.00%	6.42%	0.62%
Exercised	58,385	123,021	248,775
Exercise dilution(2)	0.21%	0.42%	0.82%

(1)	The percentage for grant dilution is computed based on net options and restricted stock units granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on net options and restricted stock units exercised as a percentage of shares of common stock outstanding.

Basic earnings per share is based upon net income (loss) divided by the number of weighted average common shares outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options and restricted stock units into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Years Ended December 31,
	2010	2009	2008
Basic	28,967,439	29,648,523	30,881,611
Effect of assumed conversion of employee and director stock options	437,270	297,199	472,781

Diluted	29,404,709	29,945,722	31,354,392

Excluded from the calculation of the diluted earnings per common share in the above table are options to purchase approximately 5,801,313, 5,246,212 and 3,870,546 shares of common stock for years ended December 31, 2010, 2009 and 2008, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

The following is a summary of stock option and the restricted stock unit activity:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2007	533,391	5,787,369	$5.24	—	$—
Approved by shareholders	2,500,000	—	—	—	—
Granted	(1,158,000)	1,158,000	3.19	—	—
Exercised	—	(248,775)	3.38	—	—
Cancelled / forfeited	970,836	(970,836)	5.83	—	—

Balance at December 31, 2008	2,846,227	5,725,758	$4.81	—	$—
Granted	(1,942,000)	1,942,000	3.21	—	—
Exercised	—	(123,021)	1.40	—	—
Cancelled / forfeited	42,502	(42,502)	5.03	—	—

Balance at December 31, 2009	946,729	7,502,235	$4.45	—	$—
Granted	(1,141,700)	674,100	3.62	467,600	3.61
Exercised		(58,385)	2.17	—	—
Cancelled / forfeited	291,750	(291,750)	4.68	—	—

Balance at December 31, 2010	96,779	7,826,200	$4.38	467,600	$3.61

Our policy is to issue stock available from our registered but unissued stock pool through our transfer agent to satisfy stock option exercises and vesting of the restricted stock units.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2010 (Aggregate Intrinsic Value, in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at December 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.99-2.98	1,000,000	6.87	$2.37	$1,710	650,000	$2.51	$1,020
$3.00-3.16	521,100	2.51	$3.10	$512	521,100	$3.10	$512
$3.18-3.18	1,752,000	8.39	$3.18	$1,577	447,000	$3.18	$402
$3.42-3.61	839,100	7.44	$3.56	$438	250,000	$3.47	$153
$3.63-4.28	1,022,500	5.66	$4.12	$—	881,250	$4.17	$—
$4.48-5.57	1,345,000	6.49	$5.19	$—	987,586	$5.18	$—
$6.47-7.99	1,116,500	1.96	$7.67	$—	1,116,500	$7.67	$—
$8.00-8.00	20,000	0.40	$8.00	$—	20,000	$8.00	$—
$8.79-8.79	200,000	3.23	$8.79	$—	200,000	$8.79	$—
$9.17-9.17	10,000	3.14	$9.17	$—	10,000	$9.17	$—

$1.99-9.17	7,826,200	5.94	$4.38	$4,237	5,083,436	$4.90	$2,087

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.08 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2010 was approximately $0.1 million. The total number of in-the-money options that were exercisable as of December 31, 2010 was 2,094,350.

Valuation and Expense Information under Share-Base-Payment Accounting

Stock-based compensation expense related to employee stock options, restricted stock units and the employee stock purchase plan for the years ended December 31, 2010, 2009 and 2008 was allocated as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Cost of sales	$65	$61	$45
Sales and marketing	112	59	78
General and administrative	2,560	2,385	1,878
Research and development	19	9	2
Discontinued operations	—	—	9

Total stock-based compensation	$2,756	$2,514	$2,012

We did not capitalize any stock-based compensation.

The weighted-average estimated value of employee stock options granted during 2010, 2009 and 2008 was $1.97, $1.93 and $1.64, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Volatility	55.96%	62.85%	59.20%
Risk-free interest rate	2.22%	2.50%	2.40%
Expected holding period	6.13 years	6.27 years	5.83 years
Dividend yield	0.00%	0.00%	0.00%

We used historical volatility to calculate our expected volatility as of December 31, 2010. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and were based on historical experience. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 5.04%, 4.74% and 5.84%, respectively. Share-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

17.	Segment and Related Information

Operating segments are based on products and services provided by each segment, internal organization structure, manner in which operations are managed, criteria used by the Chief Operating Decision Maker (“CODM”) to assess the segment performance as well as resources allocation and the availability of discrete financial information. During 2010, the Company changed its business strategy on managing its operations which prompted changes to its internal organization structure, resource allocation and measurement of its financial performance.

The Company has two operating divisions aggregated under the Life Science Research Tools (“LSRT”) segment, which is the Company’s only reportable segment. The operating divisions have similar products and services, customer channels, distribution methods and historical margins. The LSRT segment is engaged in the development, manufacture and marketing of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. The Company has one additional operating division, Regenerative Medical Devices (“RMD”), which does not meet the quantitative thresholds for reportable segments and is therefore disclosed under the caption of “Other”. The RMD division is engaged in the development, manufacture and marketing of devices used by surgeons in the field of regenerative medicine. Non operating expenses that are not allocated to operating divisions are under the caption “Unallocated Expenses”. Unallocated expenses also include certain corporate related expenses that are not allocable to the operating divisions.

Following is the business segment information for the periods indicated:

	LSRT	Other	Unallocated	Total
	($ in thousands)
Year ended December 31, 2010
Total revenues	$108,035	$144	$—	$108,179
Operating income (loss)	16,594	(829)	(5,547)	10,218
Interest income	65	—	—	65
Interest expense	—	—	(677)	(677)
Other income (expense) ,net	(941)	—	286	(655)
Income (loss) before income taxes	15,653	(829)	(5,261)	9,563
Depreciation and amortization	3,832	1	84	3,917
Capital expenditures	696	1	147	844
Goodwill and indefinite lived intangible assets	34,692	—	—	34,692
Total assets	124,410	1	386	124,797

The depreciation and amortization costs above includes the amortization of catalog costs of $0.4 million.

Prior to 2010, the Company operated in one business segment. Corporate costs of $6.5 million for the year ended December 31, 2009 and $6.2 million for the years ended December 31, 2008, are included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting.

The following tables summarize selected financial information of the Company’s continuing operations by geographic location:

Revenues by geographic area consist of the following:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
United States	$63,538	$41,237	$34,807
United Kingdom	27,820	26,961	30,972
Rest of the world	16,821	17,574	22,270

Total revenues	$108,179	$85,772	$88,049

Tangible long-lived assets by geographic area consist of the following:

	December 31,
	2010	2009
	(in thousands)
United States	$1,568	$1,693
United Kingdom	1,342	1,591
Rest of the world	236	261

Total tangible long-lived assets	$3,146	$3,545

Net assets by geographic area consist of the following:

	December 31,
	2010	2009
	(in thousands)
United States	$48,250	$36,213
United Kingdom	25,428	23,208
Rest of the world	16,570	15,836

Total net assets	$90,248	$75,257

18.	Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	Beginning Balance	Charged to Bad Debt Expense	Charged to Allowance	Ending Balance
	(in thousands)
Year ended December 31, 2008	$378	16	(99)	$295
Year ended December 31, 2009	$295	2	106	$403
Year ended December 31, 2010	$403	(117)	(13)	$273

19.	Warranties

A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions(a)	Ending Balance
	(in thousands)
Year ended December 31, 2008	$239	(93)	40	$186
Year ended December 31, 2009	$186	(56)	32	$162
Year ended December 31, 2010	$162	—	(4)	$158

20.	Supplemental Cash Flow Information

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid for acquisitions:
Net assets acquired or liabilities assumed	$562	$3,818	$—
Goodwill and intangible assets, net of tax	4,068	21,459	—
Final payment related to the acquisition of Denville Scientific, net of gain from change in fair value of contingent consideration	1,485	—	—
Purchase of technology	1,000	—	—
Less contingent consideration	—	(1,913)	—
Gain from change in fair value of contingent consideration	—	(2,600)	—

Cash paid for acquisitions	$7,115	$20,764	$—

21.	Supplemental Statement of Stockholders’ Equity Information

	As of December 31,
	2010	2009
	(in thousands)
Balances Included in Accumulated Other Comprehensive (loss) Income:
Cumulative translation adjustment	$(1,824)	$233
Cumulative translation adjustment on investment type loans, net of tax of $271	647	647
Changes in defined benefit pension plans, net of tax benefit of $1,006 and $1,056, respectively	(2,719)	(2,714)

Balance	$(3,896)	$(1,834)

22.	Quarterly Financial Information (unaudited)

Statement of Operations Data:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Revenues	$26,300	$25,905	$26,453	$29,521	$108,179
Cost of product revenues	13,518	13,855	13,886	15,143	56,402

Gross profit	12,782	12,050	12,567	14,378	51,777
Sales and marketing expenses	3,807	4,191	4,101	4,246	16,345
General and administrative expenses	4,261	3,807	4,407	5,168	17,643
Research and development expenses	1,207	1,102	1,240	1,160	4,709
Restructuring	—	—	283	215	498
Amortization of goodwill and other intangibles	531	578	593	662	2,364

Total operating expenses	9,806	9,678	10,624	11,451	41,559

Operating income	2,976	2,372	1,943	2,927	10,218
Other income (expense), net	(156)	125	(380)	(244)	(655)

Income from continuing operations before income taxes	2,820	2,497	1,563	2,683	9,563
Income taxes	601	615	(11,167)	499	(9,452)

Net income	$2,219	$1,882	$12,730	$2,184	$19,015

Income per share:
Basic earnings per common share from continuing operations	$0.07	$0.06	$0.45	$0.08	$0.66
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.07	$0.06	$0.45	$0.08	$0.66

Diluted earnings per common share from continuing operations	$0.07	$0.06	$0.44	$0.08	$0.65
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.07	$0.06	$0.44	$0.08	$0.65

Weighted average common shares:
Basic	29,584	29,577	28,443	28,286	28,967

Diluted	29,941	30,044	28,786	28,867	29,405

Statement of Operations Data:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Revenues	$19,072	$18,049	$20,998	$27,653	$85,772
Cost of product revenues	9,662	9,107	10,769	14,551	44,089

Gross profit	9,410	8,942	10,229	13,102	41,683
Sales and marketing expenses	2,372	2,688	2,836	3,867	11,763
General and administrative expenses	3,317	3,552	3,888	4,352	15,109
Research and development expenses	999	1,089	1,074	1,234	4,396
Restructuring	27	422	59	8	516
Amortization of goodwill and other intangibles	344	386	442	672	1,844

Total operating expenses	7,059	8,137	8,299	10,133	33,628

Operating income	2,351	805	1,930	2,969	8,055
Other income (expense), net	91	(458)	(446)	2,570	1,757

Income from continuing operations before income taxes	2,442	347	1,484	5,539	9,812
Income taxes	603	66	163	1,841	2,673

Income from continuing operations	1,839	281	1,321	3,698	7,139

Discontinued operations
Income from discontinued operations, net of tax	—	—	—	94	94

Net income	$1,839	$281	$1,321	$3,792	$7,233

Income per share:
Basic earnings per common share from continuing operations	$0.06	$0.01	$0.04	$0.13	$0.24
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.06	$0.01	$0.04	$0.13	$0.24

Diluted earnings per common share from continuing operations	$0.06	$0.01	$0.04	$0.12	$0.24
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.06	$0.01	$0.04	$0.12	$0.24

Weighted average common shares:
Basic	30,012	29,602	29,467	29,522	29,649

Diluted	30,120	29,819	29,942	29,904	29,946

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 16, 2011	By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHANE GRAZIANO Chane Graziano	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/s/ THOMAS MCNAUGHTON Thomas McNaughton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011

/s/ DAVID GREEN David Green	President and Director	March 16, 2011

/s/ ROBERT DISHMAN Robert Dishman	Director	March 16, 2011

/s/ NEAL J. HARTE Neal J. Harte	Director	March 16, 2011

/s/ JOHN F. KENNEDY John F. Kennedy	Director	March 16, 2011

/s/ EARL R. LEWIS Earl R. Lewis	Director	March 16 , 2011

/s/ GEORGE UVEGES George Uveges	Director	March 16, 2011

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

(5)2.1	Asset Purchase Agreement, dated September 30, 2008, by and among Harvard Bioscience, Inc., as Parent, Union Biometrica, Inc., as Seller, and UBIO Acquisition Company, as Buyer.

(14)2.3	Asset Purchase Agreement, dated September 2, 2009, by and among Harvard Bioscience, Inc., as Parent, and DAC Acquisition Holding, Inc., as Purchaser, Denville Scientific, Inc., as Seller, and Walter Demsia and Ryan Sharp, as Shareholders.

(1)3.1	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.

(1)3.2	Amended and Restated By-laws of Harvard Bioscience, Inc.

(2)3.3	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007).

(6)3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Harvard Bioscience, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

(1)4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.

(1)4.2	Amended and Restated Securityholders’ Agreement dated as of March 2, 1999 by and among Harvard Apparatus, Inc., Pioneer Partnership II, Pioneer Capital Corp., First New England Capital, L.P. and Citizens Capital, Inc. and Chane Graziano and David Green.

(7)4.3	Shareholders Rights Agreement, dated as of February 5, 2008 between Harvard Bioscience, Inc., and Registrar and Transfer Company, as Rights Agent.

(1)10.1	Harvard Apparatus, Inc. 1996 Stock Option and Grant Plan.

(9)10.2	Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan.

(1)10.3	Harvard Bioscience, Inc. Employee Stock Purchase Plan.

#(17)10.4	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and Chane Graziano, dated December 18, 2008.

#(17)10.5	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and David Green, dated December 18, 2008.

(1)10.6	Form of Director Indemnification Agreement.

(17)10.7	Lease of Unit 22 Phase I Cambridge Science Park, Milton Road, Cambridge dated May 8, 2008 between The Master Fellows and Scholars of Trinity College Cambridge and Biochrom Limited.

#(17)10.8	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and Susan Luscinski dated December 18, 2008.

+(4)10.12	Strategic Supplier Alliance Agreement, dated April 10, 2008, by and between Biochrom Limited and GE Healthcare Biosciences, Corp.

(12)10.13	Lease, dated February 23, 2004, by and between William Cash Forman and Hoefer, Inc.

+(8)10.14	Trademark License Agreement, dated December 9, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.

(10)10.16	Lease Agreement Between Seven October Hill, LLC and Harvard Bioscience, Inc. dated December 30, 2005.

(11)10.18	Form of Incentive Stock Option Agreement (Executive Officers).

(11)10.19	Form of Non-Qualified Stock Option Agreement (Executive Officers).

(11)10.20	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).

#(3)10.21	Employment Agreement Between Harvard Bioscience, Inc. and Thomas McNaughton, dated November 14, 2008.

(13)10.22	First Amendment to the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan.

(15)10.23	Amended and Restated Revolving Credit Loan Agreement, dated as of August 7, 2009, by and among Harvard Bioscience, Inc. and the Lenders from time to time party thereto, including Bank of America, N.A. (both in its capacity as “Lender” and in its capacity as “Agent”), and Brown Brothers Harriman & Co.

#(16)10.24	Harvard Bioscience, Inc. 2009 Corporate Bonus Plan.

(18)10.25	Amendment No. 2, dated as of May 22, 2010, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.

10.26*	Form of Deferred Stock Award Agreement under the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan.

#(19)10.27	Director Compensation Arrangements.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-45996) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 18, 2008) and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A, as amended (filed February 19, 2009) and incorporated by reference thereto.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on October 6, 2008) and incorporated by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 8, 2008) and incorporated by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto.

(9)	Previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 16, 2008) and incorporated by reference thereto.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 15, 2004)) and incorporated by reference thereto.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 7, 2009) and incorporated by reference thereto.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 9, 2009) and incorporated by reference thereto.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 13, 2009) and incorporated by reference thereto.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 20, 2009) and incorporated by reference thereto.

(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2009) and incorporated by reference thereto.

(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 3, 2010) and incorporated by reference thereto.

(19)	Previously disclosed in the Company’s Proxy Statement on Schedule 14A (filed April 23, 2010) and incorporated by reference thereto.

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the “Commission”).

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

The Company will furnish to stockholders a copy of any exhibit without charge upon written request.