Form 10-Q
period 2011-03-31
HARVARD BIOSCIENCE INC
filed 2011-05-06
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 1, 2011, there were 28,423,638 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$20,088	$19,704
Accounts receivable, net of allowance for doubtful accounts of $284 and $273, respectively	14,587	15,440
Inventories	17,928	15,832
Deferred income tax assets - current	5,384	5,441
Other receivables and other assets	2,890	2,149

Total current assets	60,877	58,566

Property, plant and equipment, net	3,343	3,146
Deferred income tax assets - non-current	6,174	6,125
Amortizable intangible assets, net	21,492	21,908
Goodwill	33,986	33,416
Other indefinite lived intangible assets	1,296	1,276
Other assets	375	360

Total assets	$127,543	$124,797

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$4	$4
Accounts payable	5,725	4,921
Deferred revenue	532	451
Accrued income taxes payable	575	578
Accrued expenses	3,414	4,693
Other liabilities - current	663	649

Total current liabilities	10,913	11,296

Long-term debt, less current installments	17,107	18,009
Deferred income tax liabilities - non-current	1,011	954
Other liabilities - non-current	4,346	4,290

Total liabilities	33,377	34,549

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,134,145 and 36,057,974 shares issued and 28,388,638 and 28,312,467 shares outstanding, respectively	361	361
Additional paid-in-capital	188,280	187,893
Accumulated deficit	(81,766)	(83,442)
Accumulated other comprehensive income	(2,041)	(3,896)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)

Total stockholders’ equity	94,166	90,248

Total liabilities and stockholders’ equity	$127,543	$124,797

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues	$26,312	$26,300
Cost of product revenues	13,943	13,518

Gross profit	12,369	12,782

Sales and marketing expenses	4,176	3,807
General and administrative expenses	4,355	4,261
Research and development expenses	1,267	1,207
Amortization of intangible assets	621	531

Total operating expenses	10,419	9,806

Operating income	1,950	2,976

Other income (expense):
Foreign exchange	(21)	(26)
Interest expense	(195)	(155)
Interest income	15	42
Other, net	(74)	(15)

Other expense, net	(275)	(154)

Income before income taxes	1,675	2,822
Income tax (benefit) expense	(1)	601

Net income	$1,676	$2,221

Income per share:
Basic earnings per common share	$0.06	$0.07

Diluted earnings per common share	$0.06	$0.07

Weighted average common shares:
Basic	28,389	29,584

Diluted	29,497	29,941

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,676	$2,221
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	552	558
Depreciation	307	300
(Gain) loss on sales of fixed assets	(15)	—
Amortization of catalog costs	64	67
Provision for allowance for doubtful accounts	13	(2)
Amortization of intangible assets	621	531
Amortization of deferred financing costs	22	22
Deferred income taxes	71	34
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,112	(481)
Increase in inventories	(1,757)	(36)
Increase in other receivables and other assets	(743)	(527)
Increase in trade accounts payable	696	240
Increase in accrued income taxes payable	69	758
Decrease in accrued expenses	(1,521)	(651)
Increase in deferred revenue	76	148
Decrease in other liabilities	(99)	(74)

Net cash provided by operating activities	1,144	3,108

Cash flows used in investing activities:
Additions to property, plant and equipment	(444)	(204)
Additions to catalog costs	(125)	(324)
Proceeds from sales of property, plant and equipment	19	—

Net cash used in investing activities	(550)	(528)

Cash flows used in financing activities:
Repayments of debt	(901)	(1,508)

Net cash used in financing activities	(901)	(1,508)

Effect of exchange rate changes on cash	691	(617)

Increase in cash and cash equivalents	384	455
Cash and cash equivalents at the beginning of period	19,704	16,588

Cash and cash equivalents at the end of period	$20,088	$17,043

Supplemental disclosures of cash flow information:
Cash paid for interest	$188	$144
Net cash paid for income taxes	$600	$592

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 16, 2011.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010, as applicable, have been made. The results of operations for the three months ended March 31, 2011 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 16, 2011.

2.	Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—”Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. This standard was applicable to the Company beginning January 1, 2011 and did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the settlements relating to Level 3 measurements. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, and for the interim periods within fiscal years with early adoption permitted. This standard was applicable to the Company beginning January 1, 2011 and did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles: Goodwill and Other (Topic 350)- When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or negative carrying amounts (ASU 2010-28). The amendment in this ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, the entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, and for the interim periods within fiscal years with early adoption permitted. This standard was applicable to the Company beginning January 1, 2011 and did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplemental Pro Forma Information for Business Combinations (ASU 2010-29). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, with early adoption permitted. This standard was applicable to the Company beginning January 1, 2011 and did not have a material impact on its consolidated financial statements.

3.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 31, 2011		December 31, 2010		Weighted Average Life (a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$12,839	$(8,620)	$12,501	$(8,148)	5.1 Years
Tradename	4,913	(1,065)	4,913	(983)	13.3 Years
Distribution agreement/customer relationships	18,892	(5,470)	18,740	(5,118)	12.6 Years
Patents	9	(6)	9	(6)	5.6 Years

Total amortizable intangible assets	36,653	$(15,161)	36,163	$(14,255)

Unamortizable intangible assets:
Goodwill	33,986		33,416
Other indefinite lived intangible assets	1,296		1,276

Total goodwill and other indefinite lived intangible assets	35,282		34,692

Total intangible assets	$71,935		$70,855

(a)	Weighted average life is as of March 31, 2011.

The change in the carrying amount of goodwill for the three months ended March 31, 2011 is as follows:

(in thousands)
Balance at December 31, 2010	$33,416
Effect of change in foreign currencies	570

Balance at March 31, 2011	$33,986

Intangible asset amortization expense was $0.6 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.6 million for the year ending December 31, 2011, $2.5 million for the year ending December 31, 2012, $2.2 million for the year ending December 31, 2013, $2.1 million for the year ending December 31, 2014, and $1.8 million for the year ending December 31, 2015.

4.	Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Finished goods	$8,000	$7,174
Work in process	598	596
Raw materials	9,330	8,062

Total	$17,928	$15,832

5.	Restructuring and Other Exit Costs

2010 Restructuring Plan

During the third quarter of 2010, the management of Harvard Bioscience developed a plan to streamline its operations at Panlab, the Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization. The Company recorded restructuring charges of approximately $0.3 million, representing severance payments to employees which were paid out during the third and the fourth quarter of 2010.

During the quarter ended December 31, 2010, the management of Harvard Bioscience developed a plan to reduce operating expenses at our Biochrom U.K. subsidiary. The Company recorded restructuring charges of approximately $0.3 million, representing $0.1 million in severance payments, $0.1 million in inventory impairment charges (included in cost of product revenues), and $0.1 million in various other costs.

Activity and liability balances related to these restructuring charges in connection with the 2010 Restructuring Plan were as follows:

	Severance and Related Costs	Inventory	Other	Total
	(in thousands)
Restructuring charges	$145	$79	$70	$294
Cash payments	(94)	—	—	(94)
Non-cash charges	—	(79)	—	(79)
Currency Translation	(1)	—	—	(1)

Restructuring balance at December 31, 2010	50	—	70	120
Cash payments	(22)	—	(28)	(50)

Restructuring balance at March 31, 2011	$28	$—	$42	$70

We anticipate the remaining payments related to the 2010 Restructuring Plan will occur during the second quarter of 2011.

6.	Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2010	$162	$—	$(4)	$158
Three months ended March 31, 2011	$158	$(16)	$11	$153

7.	Comprehensive Income

As of March 31, 2011, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $0.7 million, and in accordance with FASB ASC 715-20, “Compensation – Retirement Benefits, Defined Benefit Plans” $(2.7) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Net income	$1,676	$2,221
Other comprehensive income (loss)	1,855	(2,120)

Comprehensive income	$3,531	$101

Other comprehensive income (loss) for the three months ended March 31, 2011 and 2010 consisted of foreign currency translation adjustments.

8.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Components of net periodic benefit cost:
Service cost	$56	$45
Interest cost	213	195
Expected return on plan assets	(158)	(148)
Net amortization loss	36	38

Net periodic benefit cost	$147	$130

For the three months ended March 31, 2011, the Company contributed $0.2 million to its defined benefit plans. For the three months ended March 31, 2010, the Company made no contribution to its defined benefit plans. The Company expects to contribute approximately $0.7 million to its defined benefit plans during the remainder of 2011.

9.	Leases

We have noncancelable operating leases for office and warehouse space expiring at various dates through 2017.

On May 22, 2010, we amended our lease agreement for our headquarters, office, light manufacturing and warehouse space in Holliston, Massachusetts. The amendment provides for an extended lease term commencing on June 1, 2010 and ending on May 31, 2017.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.5 million for the year ending December 31, 2011. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at March 31, 2011 are as follows:

Operating Leases
(in thousands)
2012	$1,433
2013	1,034
2014	745
2015	606
2016	528
Thereafter	266

Net minimum lease payments	$4,612

10.	Capital Stock

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

During the three months ended March 31, 2010, the Company did not repurchase any common stock in the open market.

During the life of the program, the Company repurchased 3,084,723 shares of common stock in the open market at an aggregate cost of $10.0 million, including commissions under the stock repurchase program.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan (“ESPP”)

In 2000, the Company approved the ESPP. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 360,975 shares were issued as of December 31, 2010. During the three months ended March 31, 2011 and 2010, the Company did not issue any shares of the Company’s common stock under the ESPP.

Stock Option Plans

We account for share-based payment awards in accordance with the provisions of FASB ASC 718, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, Restricted Stock Units (“RSUs”) and employee stock purchases related to the ESPP.

A summary of stock option and RSU activity under the 2000 Plan for the three months ended March 31, 2011 is as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2010	96,779	7,826,200	$4.38	467,600	$3.61
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Vested (RSUs)	—	—	—	(116,900)	—
Shares Traded for Taxes	40,729	—	—	—	—
Cancelled / forfeited	22,000	(22,000)	4.58	—	—

Balance at March 31, 2011	159,508	7,804,200	$4.38	350,700	$3.61

Stock-based compensation expense for the three months ended March 31, 2011 consisted of stock-based compensation expense related to employee stock options, RSUs and the ESPP. Stock-based compensation expense for the three months ended March 31, 2010 consisted of stock-based compensation expense related to employee stock options and the ESPP.

Stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, was allocated as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cost of sales	$14	$16
Sales and marketing	38	11
General and administrative	500	528
Research and development	—	3

Total stock-based compensation	$552	$558

We did not capitalize any stock-based compensation.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options and RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2011	2010
Basic	28,388,638	29,584,436
Effect of assumed conversion of employee and director stock options and restricted stock units	1,108,199	356,781

Diluted	29,496,837	29,941,217

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,436,100 and 5,781,850 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, as the impact of these shares would be anti-dilutive.

11.	Revolving Credit Facility

In 2003, the Company entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On August 7, 2009, the Company entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0%. At March 31, 2011, the interest rate for the facility was 4.25%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on the ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of March 31, 2011 and December 31, 2010, the Company had $17.1 million and $18.0 million, respectively, outstanding under its credit facility. The borrowings under the credit facility were primarily related to the acquisitions of Denville Scientific in September 2009 and Coulbourn Instruments in August 2010, and the stock repurchases which concluded in 2010. As of March 31, 2011, the Company is in compliance with all financial covenants contained in the credit facility; and was not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $2.9 million.

12.	Income Tax

As described in Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company had recorded an uncertain tax liability of $0.5 million. In January 2011, the statute of limitations expired for the return that included these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and is included as a benefit in the Income tax (benefit) expense line item in the Consolidated Statements of Income.

13.	Segment and Related Information

As described in Note 17 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company has two operating divisions aggregated under the Life Science Research Tools (“LSRT”) segment, which is the Company’s only reportable segment. The operating divisions have similar products and services, customer channels, distribution methods and historical margins. The LSRT segment is engaged in the development, manufacture and marketing of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. The Company has one additional operating division, its Regenerative Medical Device (“RMD”) business, which does not meet the quantitative thresholds for reportable segments and is therefore disclosed under the caption of “Other”. The RMD business is engaged in the development, manufacture and marketing of devices used by clinicians and researchers in the field of regenerative medicine. Non operating expenses that are not allocated to operating divisions are under the caption “Unallocated Expenses”. Unallocated expenses also include certain corporate related expenses that are not allocable to the operating divisions.

Summarized financial information on the Company’s reportable segments is shown in the following table. There were no inter segment revenues for the current period.

	LSRT	Other	Unallocated	Total
Three months ended March 31, 2011	($ in thousands)
Total revenues	$26,312	$—	$—	$26,312
Operating income (loss)	3,435	(455)	(1,030)	1,950
Other expense, net	(240)	—	(35)	(275)
Income (loss) before income taxes	3,195	(455)	(1,065)	1,675
Total assets	127,150	14	379	127,543

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,”“potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand our distribution channels, expand our product offerings, introduce new products or commercialize new technologies on a timely basis, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions and any restructuring initiatives ,lack of demand or decreased demand for the Company’s products due to changes in our customers’ needs, success of our efforts with our distributor to promote sales of our microvolume spectrophotometer product and success of our strategies to increase the sales of other products, our ability to obtain regulatory approvals, including FDA approval, for our products including any products in the field of regenerative medicine, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, our ability to utilize deferred tax assets after the release of our valuation allowances, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,

2010, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

Our strategy focuses on creating value through combining tuck-under acquisitions with organic growth and operational improvements.

During the first quarter of 2011, the revenues were flat when compared to the total revenues for the first quarter of 2010. Funding from NIH, a key financial sponsor to our research customers, appeared slower than expected during the first quarter due to the threatened U.S. federal government shutdown in March and our exports to Japan were negatively impacted by the effects of the tragedy there. In April, orders in this segment of our business have strengthened, giving us confidence that the softness experienced during the first quarter was temporary.

In the second quarter and the remainder of 2011, we will continue our strategy of driving organic growth with direct marketing and new product development. During the second quarter of 2010, we launched the third of the four major new research syringe pumps in the Harvard Apparatus business. In October 2010, we launched the fourth major new pump, called the KDS 100 Legato. In December 2010, we acquired the CytoPulse Electroporation product line. We expect these new products will help drive growth during the remainder of 2011 and beyond. We are also working on longer term new products that will be announced when they reach significant milestones.

In addition to driving growth in our core research markets, we have been investing to create new products to address what we believe is a long term growth opportunity in the emerging field of regenerative medicine. Regenerative medicine is using stem cells to repair damaged organs and to grow organs outside the body for transplant. The U.S. Department of Health and Human Services has projected that the U.S. market for regenerative medicine may be $100 billion in the coming years. The government’s estimate appears to include the value of all regenerative medicine protocols and therapies, including potential cost savings versus current methodologies. Our strategy is not to become a therapeutics company but instead to provide tools to researchers and clinicians in the field of regenerative medicine. These new tools currently fall into two main categories: bioreactors for growing tissue and organs outside the body; and injectors for stem cell therapy. These new tools we are creating are being built on our existing technologies – such as our market leading Harvard Apparatus precision syringe pumps and market leading Hugo-Sachs isolated organ systems.

Our strategy in regenerative medicine is to create devices not discover pharmaceuticals as this reduces risk compared to a therapeutics company, to build these devices on our existing technologies and brands as this reduces the investment needed to get to market, and to develop devices with a significant disposable revenue stream as this is both clinically desirable and allows us to participate on a per-procedure basis and not just on the sale of an instrument.

Our first regenerative medicine tool, the “InBreath” hollow organ bioreactor, was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in The Lancet, a leading general medicine journal in November 2008. We have licensed this product from Dr. Macchiarini’s team, and worked to make it a commercial device. During the second and the third quarters of 2010, we took orders for this product, making it what we believe is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

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

In addition to the bioreactors described above, we also have started the development of a clinical version of one of our market leading Harvard Apparatus research syringe pumps. The research version of this pump is called the “PDH Ultra Nanomite” stem cell therapy injection system. We anticipate that this pump will be used to inject cells into damaged tissue in cell therapy. During 2010, the U.S. Food and Drug Administration announced its intention to focus greater attention on the safety, particularly of the user interface, for clinical infusion pumps. We expect to submit this pump to the regulatory agencies by the end of 2011 for approval.

We believe that through execution of our strategy of organic growth, tuck-under acquisitions and operational improvements we will be able to strengthen the Company and position ourselves well as the economy recovers. While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial condition and their impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

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

Financing

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at LIBOR plus 4.0%. At March 31, 2011, the interest rate on this debt was 4.25%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

At March 31, 2011, we had borrowings of $17.1 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. Revenues from direct sales to end users, made by our sales force or derived through our catalogs and the electronic version of our catalogs on our website, represented approximately 58% and 57%, respectively, of our revenues for the three months ended March 31, 2011 and for the year ended December 31, 2010.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $1,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the three months ended March 31, 2011 and for the year ended December 31, 2010, approximately 42% and 43%, respectively, of our revenues were derived from sales to distributors.

For the three months ended March 31, 2011, approximately 65% of our revenues were derived from products we manufacture; approximately 24% were derived from distributed products sold under our brand names and approximately 11% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2010, approximately 66% of our revenues were derived from products we manufacture; approximately 11% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 23% were derived from distributed products sold under our brand names.

For the three months ended March 31, 2011 and for the year ended December 31, 2010, approximately 42% and 41%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Sales and marketing expenses. Sales and marketing expense consists primarily of salaries and related expenses for personnel in sales, marketing, business development and customer support functions. We also incur costs for travel, trade shows, demonstration equipment, public relations and marketing materials, consisting primarily of the printing and distribution of our catalogs, supplements and the maintenance of our websites. We may from time to time expand our marketing efforts by employing additional technical marketing specialists in an effort to increase sales of selected categories of products in our catalog. We may also from time to time expand our direct sales organizations in an effort to concentrate on key accounts or promote certain product lines.

General and administrative expenses. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human relations functions. Other costs include professional fees for legal and accounting services, facility costs, investor relations, insurance and provision for doubtful accounts.

Research and development expenses. Research and development expense consists primarily of salaries and related expenses for personnel and spending to develop and enhance our products and to potentially support collaboration agreements. Other research and development expense includes fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. We believe that investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire for existing markets. Additionally, we are working to develop new products aimed at long term opportunities in the emerging field of regenerative medicine.

Stock compensation expenses. Stock-based compensation expense was $0.6 million for the three months ended March 31, 2011 and 2010, respectively. This stock-based compensation expense was related to employee stock options, RSUs and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Income Taxes

As described in Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, we had recorded an uncertain tax liability of $0.5 million. In January 2011, the statute of limitations expired for the return that included these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and is included as a benefit in the Income tax (benefit) expense line item in the Consolidated Statements of Income.

Selected Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010	Dollar Change	% Change
	(dollars in thousands, unaudited)
Revenues	$26,312	$26,300	$12	0.0%
Cost of product revenues	13,943	13,518	425	3.1%
Gross margin percentage	47.0%	48.6%		-3.3%
Sales and marketing expenses	4,176	3,807	369	9.7%
General and administrative expenses	4,355	4,261	94	2.2%
Research and development expenses	1,267	1,207	60	5.0%

Revenues.

Revenues were $26.3 million for each of the three month periods ended March 31, 2011 and March 31, 2010. Our Coulbourn Instruments subsidiary, which we acquired in August 2010, contributed approximately $0.3 million, or 1.3% to first quarter 2011 revenues. The effect of a weakened U.S. dollar increased the Company’s first quarter revenues by $0.2 million, or 0.9%, compared with the same period in 2010. Adjusting for the effect of foreign currency fluctuation and excluding Coulbourn Instruments, revenues decreased $0.6 million, or 2.1%, year-to-year in our Harvard Apparatus, Biochrom and Electrophoresis businesses.

Cost of product revenues.

Cost of product revenues increased $0.4 million, or 3.1%, to $13.9 million for the three months ended March 31, 2011 compared with $13.5 million for the three months ended March 31, 2010. The increase in cost of product revenues included $0.2 million attributable to our Coulbourn Instruments subsidiary acquisition in August 2010 and $0.2 million from the currency effect of a weaker U.S. dollar. Adjusting for the effect of foreign currency fluctuation and excluding the effect of acquisitions, cost of product revenues remained flat year-to-year. Gross profit as a percentage of revenues decreased to 47.0% for the three months ended March 31, 2011 compared with 48.6% for the same period in 2010. The decrease in gross profit as a percentage of revenues was primarily due to a change in sales mix in the first quarter of 2011 compared with the first quarter of 2010.

Sales and marketing expenses.

Sales and marketing expenses increased $0.4 million, or 9.7%, to $4.2 million for the three months ended March 31, 2011 compared with $3.8 million for the three months ended March 31, 2010, and reflected increased spending in both our core Life Science Research Tools business (“LSRT”) and our new Regenerative Medicine Device business (“RMD”). In LSRT, sales and marketing expenses increased $0.3 million, or 6.8%, to $4.1 million. This increase was primarily due to $0.1 million of expenses at our recently acquired Coulbourn Instruments subsidiary and $0.2 million of increased sales and marketing spending across our other LSRT businesses. RMD incurred $0.1 million of business development expenses during the first quarter of 2011. RMD incurred $15,000 of marketing expenses during the first quarter of 2010.

General and administrative expenses.

General and administrative expenses increased $0.1 million, or 2.2%, to $4.4 million for the three months ended March 31, 2011 compared with $4.3 million for the three months ended March 31, 2010. The $0.1 million increase in general and administrative costs was due to our Coulbourn Instruments subsidiary acquisition.

Research and development expenses.

Research and development expenses increased $0.1 million, or 5.0%, to $1.3 million for the three months ended March 31, 2011 compared with $1.2 million for the same period in 2010. In LSRT, first quarter 2011 research and development costs were $1.0 million, which represented a 16.3% decrease compared with the first quarter of 2010. A $0.1 million increase from our Coulbourn Instruments subsidiary acquisition was more than offset by lower spending in the Harvard Apparatus, Electrophoresis and Biochrom businesses. In RMD, we spent approximately $0.2 million during the first quarter of 2011 in our clinical pump development project. RMD spent $0.1 million in research and development efforts during the first quarter of 2010.

Amortization of intangible assets.

Amortization of intangible assets expenses increased $0.1 million, or 17.0%, to $0.6 million for the three months ended March 31, 2011 compared with $0.5 million for the same period in 2010. The year-to-year quarterly increase in the amortization expenses was primarily due to the acquisition of Coulbourn Instruments in August 2010.

Other expense, net.

Other expense, net, was $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Net interest expense was $0.2 million for the three months ended March 31, 2011 compared to $0.1 million for the three months ended March 31, 2010. The increase in net interest expense was primarily due to higher average debt balances in the first quarter of 2011 compared to the first quarter of 2010.

Income taxes.

Income tax (benefit) expense was approximately $1,000 benefit and $0.6 million expense for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate was less than one percent of benefit for the three months ended March 31, 2011, compared with 21.3% for the same period of 2010. The difference between our effective tax rate and the U.S. statutory tax rate is principally attributable to the foreign tax rate differential, increased research and development tax credits, the effect of a full valuation allowance on U.S. deferred tax assets during the first quarter of 2010 of which a significant portion was released during the third quarter of 2010, and the effect of the reversal of a portion of the liability related to uncertain tax positions and the corresponding accrued interest as a discrete event during the first quarter of 2011.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, working capital and capital expenditures.

We ended the first quarter of 2011 with cash and cash equivalents of $20.1 million compared to $19.7 million at December 31, 2010. As of March 31, 2011 and December 31, 2010, we had $17.1 million and $18.0 million, respectively, of borrowings outstanding under our credit facility. Total cash and cash equivalents, net of debt, was $3.0 million and $1.7 million at March 31, 2011 and December 31, 2010, respectively.

Overview of Cash Flows

(in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operations:
Net income	$1,676	$2,221
Changes in assets and liabilities	(2,167)	(623)
Other adjustments to operating cash flows	1,635	1,510

Net cash provided by operating activities	1,144	3,108

Investing activities:
Other investing activities	(550)	(528)

Net cash used in investing activities	(550)	(528)

Financing activities:
Net repayment of debt	(901)	(1,508)

Net cash used in financing activities	(901)	(1,508)

Effect of exchange rate changes on cash	691	(617)

Increase in cash and cash equivalents	$384	$455

Our operating activities generated cash of $1.1 million for the three months ended March 31, 2011 compared to $3.1 million for the three months ended March 31, 2010. The decrease in cash flows from operations was primarily due to changes in working capital year to year.

Our investing activities used cash of $0.6 million during the three months ended March 31, 2011 compared to $0.5 million during the three months ended March 31, 2010. Investing activities during both 2011 and 2010 included purchases of property, plant and equipment and expenditures for our catalogs. We spent $0.4 million and $0.2 million in the three months ended March 31, 2011 and 2010, respectively, on capital expenditures. We currently expect to make approximately $0.9 million of capital expenditures during the remainder of 2011. We spent $0.1 million and $0.3 million in the three months ended March 31, 2011 and 2010, respectively, on catalog costs.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the three months ended March 31, 2011, financing activities used cash of $0.9 million compared to a $1.5 million usage for the three months ended March 31, 2010 which represented repayment of debt under our credit facility.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at LIBOR plus 4.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As noted in our conference call of April 28, 2011, the transcript of which was filed as an exhibit to our Form 8-K, which was filed with the SEC on April 29, 2011, we are reviewing our strategic alternatives for maximizing the value we can create for our stockholders in the RMD business. We have had discussions with a number or third-party advisors and if a significant milestone, such as an investment or a partnering agreement is reached, we will announce it publicly.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for 12 months and beyond. However, we may use substantial amounts of capital to accelerate product development or expand our sales and marketing and business development activities. We may need to raise additional capital in order to make significant acquisitions. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot assure you that we will be successful in raising additional capital on favorable terms or at all.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the British pound sterling and the Euro.

Changes in foreign currency exchange rates resulted in increase in revenues and expenses of $0.2 million respectively, during the three months ended March 31, 2011.

The gain associated with the translation of foreign equity into U.S. dollars was approximately $1.9 million during the three months ended March 31, 2011 compared to a loss associated with the translation of foreign equity into U.S. dollars of approximately $2.1 million during the three months ended March 31, 2010 (refer to note 7 to our unaudited consolidated financial statements). In addition, currency exchange rate fluctuations resulted in approximately $21,000 and $26,000 in foreign currency losses during the three months ended March 31, 2011 and 2010, respectively.

Contractual Obligations

The following schedule represents our contractual obligations, excluding interest, as of March 31, 2011.

	Total	2012	2013	2014	2015	2016	2017 and Beyond
	(in thousands)
Bank credit facility and notes payable	$17,100	$17,100	$—	$—	$—	$—	$—
Operating leases	4,612	1,433	1,034	745	606	528	266

Total	$21,712	$18,533	$1,034	$745	$606	$528	$266

We had a liability at March 31, 2011 of $0.2 million for uncertain tax positions taken in an income tax return. We do not know the ultimate resolution of this uncertain tax position and as such, do not know the ultimate timing of payments related to this liability. Accordingly, this amount is not included in the above table.

We have an underfunded pension liability of $2.7 million, net of tax, for the period ended March 31, 2011 which is recognized as part of the accumulated other comprehensive income in the consolidated balance sheets. Since we do not know the ultimate timing of payments related to this liability, this amount has not been included in the above table.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—”Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. This standard was applicable to us beginning January 1, 2011 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the settlements relating to Level 3 measurements. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, and for the interim periods within fiscal years with early adoption permitted. This standard was applicable to us beginning January 1, 2011 and did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles: Goodwill and Other (Topic 350)- When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or negative carrying amounts (ASU 2010-28). The amendment in this ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, the entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, and for the interim periods within fiscal years with early adoption permitted. This standard was applicable to us beginning January 1, 2011 and did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplemental Pro Forma Information for Business Combinations (ASU 2010-29). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2010, with early adoption permitted. This standard was applicable to us beginning January 1, 2011 and did not have a material impact on our consolidated financial statements.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2011, we had $17.1 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 4.0%. At March 31, 2011, the interest rate on this debt was 4.25%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of March 31, 2011 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of March 31, 2011	Interest expense increase
(in thousands)
Interest rates increase by 1%	$171
Interest rates increase by 2%	$342

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 16, 2011.

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

Date: May 6, 2011

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer