Form 10-Q
period 2011-06-30
HARVARD BIOSCIENCE INC
filed 2011-08-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 28,489,100 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$21,747	$19,704
Accounts receivable, net of allowance for doubtful accounts of $281 and $273, respectively	14,458	15,440
Inventories	19,005	15,832
Deferred income tax assets - current	5,222	5,441
Other receivables and other assets	2,448	2,149

Total current assets	62,880	58,566

Property, plant and equipment, net	3,438	3,146
Deferred income tax assets - non-current	6,175	6,125
Amortizable intangible assets, net	20,864	21,908
Goodwill	34,065	33,416
Other indefinite lived intangible assets	1,302	1,276
Other assets	286	360

Total assets	$129,010	$124,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,367	$4,925
Deferred revenue	497	451
Accrued income taxes payable	516	578
Accrued expenses	3,646	4,693
Other liabilities - current	318	649

Total current liabilities	10,344	11,296

Long-term debt, less current installments	17,107	18,009
Deferred income tax liabilities - non-current	1,023	954
Other liabilities - non-current	3,727	4,290

Total liabilities	32,201	34,549

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,217,732 and 36,057,974 shares issued and 28,472,225 and 28,312,467 shares outstanding, respectively	362	361
Additional paid-in-capital	189,236	187,893
Accumulated deficit	(80,397)	(83,442)
Accumulated other comprehensive income	(1,724)	(3,896)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)

Total stockholders’ equity	96,809	90,248

Total liabilities and stockholders’ equity	$129,010	$124,797

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$27,143	$25,905	$53,456	$52,205
Cost of product revenues	14,358	13,855	28,301	27,373

Gross profit	12,785	12,050	25,155	24,832

Sales and marketing expenses	4,271	4,191	8,449	7,998
General and administrative expenses	4,206	3,807	8,561	8,068
Research and development expenses	1,128	1,102	2,395	2,309
Restructuring charges	(28)	—	(28)	—
Amortization of intangible assets	689	578	1,310	1,109

Total operating expenses	10,266	9,678	20,687	19,484

Operating income	2,519	2,372	4,468	5,348

Other income (expense):
Gain from adjustment of acquisition contingencies	—	429	—	429
Foreign exchange	(11)	(81)	(33)	(107)
Interest expense	(192)	(129)	(386)	(284)
Interest income	16	7	31	49
Other, net	(332)	(101)	(406)	(116)

Other income (expense), net	(519)	125	(794)	(29)

Income before income taxes	2,000	2,497	3,674	5,319
Income tax expense	630	615	629	1,216

Net income	$1,370	$1,882	$3,045	$4,103

Income per share:
Basic earnings per common share	$0.05	$0.06	$0.11	$0.14

Diluted earnings per common share	$0.05	$0.06	$0.10	$0.14

Weighted average common shares:
Basic	28,428	29,577	28,408	29,580

Diluted	30,187	30,044	29,844	29,993

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,045	$4,103
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,210	1,233
Depreciation	638	588
Gain on acquisition contingencies	—	(429)
Gain on sales of fixed assets	(15)	(10)
Restructuring charge	(28)	—
Amortization of catalog costs	145	156
Provision for allowance for doubtful accounts	15	(32)
Amortization of intangible assets	1,310	1,109
Amortization of deferred financing costs	44	44
Deferred income taxes	233	235
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,289	(43)
Increase in inventories	(2,812)	(864)
Increase in other receivables and other assets	(217)	(80)
Increase in trade accounts payable	299	356
(Decrease) increase in accrued income taxes payable	(62)	363
Decrease in accrued expenses	(1,614)	(402)
Increase in deferred revenue	41	101
Decrease in other liabilities	(726)	(236)

Net cash provided by operating activities	2,795	6,192

Cash flows used in investing activities:
Additions to property, plant and equipment	(866)	(431)
Additions to catalog costs	(140)	(364)
Proceeds from sales of property, plant and equipment	18	23
Final payment related to Denville Scientific acquisition	—	(1,485)

Net cash used in investing activities	(988)	(2,257)

Cash flows used in financing activities:
Net proceeds from issuance of debt	—	2,500
Repayments of debt	(900)	(4,661)
Purchases of treasury stock	—	(1,751)
Net proceeds from issuance of common stock	327	179

Net cash used in financing activities	(573)	(3,733)

Effect of exchange rate changes on cash	809	(1,071)

Increase (decrease) in cash and cash equivalents	2,043	(869)
Cash and cash equivalents at the beginning of period	19,704	16,588

Cash and cash equivalents at the end of period	$21,747	$15,719

Supplemental disclosures of cash flow information:
Cash paid for interest	$310	$263
Net cash paid for income taxes	$1,267	$1,479

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 16, 2011.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010, as applicable, have been made. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). This ASU provides guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. The provisions of this update will be applied prospectively and will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years with early adoption not permitted. In the period of adoption, the entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This ASU gives the entity an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The provisions of this update will be applied retrospectively and will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years with early adoption permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

3. Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	June 30, 2011		December 31, 2010		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$12,887	$(8,934)	$12,501	$(8,148)	5.4 Years
Tradename	4,913	(1,147)	4,913	(983)	12.8 Years
Distribution agreement/customer relationships	18,945	(5,802)	18,740	(5,118)	12.0 Years
Patents	8	(6)	9	(6)	4.8 Years

Total amortizable intangible assets	36,753	$(15,889)	36,163	$(14,255)

Unamortizable intangible assets:
Goodwill	34,065		33,416
Other indefinite lived intangible assets	1,302		1,276

Total goodwill and other indefinite lived intangible assets	35,367		34,692

Total intangible assets	$72,120		$70,855

(a)	Weighted average life is as of June 30, 2011

The change in the carrying amount of goodwill for the six months ended June 30, 2011 is as follows:

Goodwill rollforward

(in thousands)
Balance at December 31, 2010	$33,416
Effect of change in foreign currencies	649

Balance at June 30, 2011	$34,065

Intangible asset amortization expense was $0.7 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively. Intangible asset amortization expense was $1.3 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.7 million for the year ending December 31, 2011, $2.5 million for the year ending December 31, 2012, $2.2 million for the year ending December 31, 2013, $2.1 million for the year ending December 31, 2014 and $1.8 million for the year ending December 31, 2015.

4. Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Finished goods	$8,755	$7,174
Work in process	643	596
Raw materials	9,607	8,062

Total	$19,005	$15,832

5.	Restructuring and Other Exit Costs

2010 Restructuring Plan

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

Activity and liability balances related to these restructuring charges in connection with the 2010 Restructuring Plan were as follows:

	Severance and Related Costs	Inventory	Other	Total
	(in thousands)
Restructuring charges	$145	$79	$70	$294
Cash payments	(94)	—	—	(94)
Non-cash charges	—	(79)	—	(79)
Currency translation	(1)	—	—	(1)

Restructuring balance at December 31, 2010	50	—	70	120
Cash payments	(36)	—	(43)	(79)
Non-cash charges	(14)	—	(14)	(28)

Restructuring balance at June 30, 2011	$—	$—	$13	$13

We anticipate the remaining payments related to the 2010 Restructuring Plan will occur during the third quarter of 2011.

6.	Acquisitions

CMA Microdialysis AB

On July 1, 2011, the Company, through its wholly-owned subsidiary in Sweden, acquired substantially all of the assets of the preclinical business unit of CMA Microdialysis AB (“CMA”), with its principal offices in Sweden, for approximately $5.4 million. The Company funded the acquisition from its existing cash balances.

CMA is a manufacturer of microdialysis products and pioneers the microdialysis technique for in vivo sampling and monitoring of organs and tissues. This acquisition is complementary to the current Harvard Apparatus research products for neuroscience applications.

The Company is in the process of allocating the purchase price to various tangible and intangible assets acquired as a result of the acquisition.

The Company considers this acquisition immaterial for the purposes of proforma financial statement disclosures.

7. Warranties

Warranties are estimated and accrued for at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2010	$162	$(54)	$50	$158

Six months ended June 30, 2011	$158	$(34)	$31	$155

8.	Comprehensive Income

As of June 30, 2011, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $1.0 million and, in accordance with FASB ASC 715-20, “Compensation – Retirement Benefits, Defined Benefit Plans” $(2.7) million to reflect the under-funded status of the Company’s pension plans net of tax.

The components of total comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$1,370	$1,882	$3,045	$4,103
Other comprehensive income (loss)	317	(1,416)	2,172	(3,536)

Comprehensive income	$1,687	$466	$5,217	$567

Other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Components of net periodic benefit cost:
Service cost	$56	$43	$112	$88
Interest cost	211	183	424	378
Expected return on plan assets	(157)	(140)	(315)	(288)
Net amortization loss	36	35	72	73

Net periodic benefit cost	$146	$121	$293	$251

For the three months ended June 30, 2011 and 2010, the Company contributed $0.2 million in each period to its defined benefit plans. For the six months ended June 30, 2011 and 2010, the Company contributed $0.4 million in each period to its defined benefit plans. The Company expects to contribute approximately $0.4 million to its defined benefit plans during the remainder of 2011.

10.	Leases

We have noncancelable operating leases for office and warehouse space expiring at various dates through 2017.

On May 22, 2010, we amended our lease agreement for our headquarters, office, light manufacturing and warehouse space in Holliston, Massachusetts. The amendment provides for an extended lease term commencing on June 1, 2010 and ending on May 31, 2017.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.5 million for the year ending December 31, 2011. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2011, are as follows:

Operating Leases
(in thousands)
2012	$1,425
2013	1,027
2014	737
2015	597
2016	526
Thereafter	266

Net minimum lease payments	$4,578

11.	Capital Stock

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. On November 3, 2009 the Board of Directors extended this program for an additional year. Under the program, shares could be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. During the three and six months ended June 30, 2010, the Company repurchased in the open market 496,824 shares of common stock at an aggregate cost of $1.8 million, including commissions under the stock repurchase program. The share repurchases made in 2010 completed the $10.0 million stock repurchase program.

During the life of the program, the Company repurchased 3,084,723 shares of common stock in the open market at an aggregate cost of $10.0 million, including commissions, under the stock repurchase program.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan (“ESPP”)

In 2000, the Company approved the ESPP. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 383,562 shares were issued as of June 30, 2011. During the three months and six months ended June 30, 2011, the Company issued 22,587 shares of the Company’s common stock under the ESPP. During the three and six months ended June 30, 2010, the Company issued 24,689 shares of the Company’s common stock under the ESPP.

Stock Option Plans

We account for share-based payment awards in accordance with the provisions of FASB ASC 718 “Compensation- Stock Compensation”, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, Restricted Stock Units (“RSUs”) and employee stock purchases related to the ESPP.

Amended and Restated 2000 Stock Option and Incentive Plan

The Third Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”) was amended by the Board of Directors on April 13, 2011. Such amendment to the 2000 Plan was approved by the stockholders at the Company’s 2011 Annual Meeting. The 2000 Plan makes the following changes, among others, to the Second Amended and Restated 2000 Stock Option and Incentive Plan (the “Plan”):

•	the aggregate number of shares authorized for issuance under the Plan was increased by 3,700,000 shares to 13,067,675 shares of Common Stock;

•

the current limitation that no more than 3,750,000 shares of restricted stock awards, unrestricted stock awards, and performance share awards may be issued under the Plan was replaced with a fungible share provision deducting from shares available for grant under the Plan 1.79 shares for each share that underlies an award granted under our 2000 Plan for deferred stock awards of restricted stock units, restricted stock awards, unrestricted stock awards, performance share awards or other awards under our 2000 Plan for which the full value of such share is transferred by us to the award recipient; and

•	other clarifying and updating changes.

The Company currently has 13,067,675 shares of its common stock reserved for the issuance of awards under the 2000 Plan.

On May 25, 2011, the Board of Directors approved the grant, as of June 2, 2011, of 188,750 RSUs and 1,010,500 stock options under the 2000 Plan. The RSUs were valued at the closing stock price on the date of grant. We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation.

A summary of stock option and RSU activity under the Stock Option Plans for the six months ended June 30, 2011 is as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value

Balance at December 31, 2010	96,779	7,826,200	$4.38	467,600	$3.61
Approved by shareholders	3,700,000	—	—	—	—

Granted	(1,219,250)	1,030,500	5.64	188,750	5.64
Fungible share adjustment for RSU’s granted	(149,113)	—	—	—	—
Exercised	—	(61,000)	5.53	—	—
Vested (RSU’s)	—	—	—	(116,900)	—
Shares Traded for Taxes	40,729	—	—	—	—
Cancelled / forfeited	47,000	(47,000)	5.97	—	—

Balance at June 30, 2011	2,516,145	8,748,700	$4.53	539,450	$4.32

The following assumptions were used to estimate the fair value of the stock options and the RSUs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Volatility	54.24%	56.17%	54.24%	56.17%
Risk-free interest rate	2.01%	2.32%	2.01%	2.32%
Expected holding period	5.94 years	6.15 years	5.94 years	6.15 years
Dividend yield	0%	0%	0%	0%

The weighted average fair values of the options granted under the 2000 Plan during the six months ended June 30, 2011 was $1.98, using the Black Scholes option-pricing model.

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

Stock-based compensation expense for the three and six months ended June 30, 2011 consisted of stock-based compensation expense related to employee stock options, RSUs and the ESPP. Stock-based compensation expense for the three and six months ended June 30, 2010 consisted of stock-based compensation expense related to employee stock options and the ESPP.

Stock-based compensation expense for the three and six months ended June 30, 2011 and 2010, respectively, was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Cost of sales	$20	$18	$34	$34
Sales and marketing	26	16	64	27
General and administrative	609	639	1,109	1,167
Research and development	3	2	3	5

Total stock-based compensation	$658	$675	$1,210	$1,233

We did not capitalize any stock-based compensation.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options and RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic	28,428,019	29,576,582	28,408,437	29,580,487
Effect of assumed conversion of employee and director stock options and restricted stock units	1,759,223	467,152	1,435,509	412,272

Diluted	30,187,242	30,043,734	29,843,946	29,992,759

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,332,780 and 5,682,395 shares of common stock for the three months ended June 30, 2011 and 2010, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,964,255 and 5,728,802 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, as the impact of these shares would be anti-dilutive.

12. Revolving Credit Facility

During 2003, we entered into a $20.0 million credit facility with Brown Brothers Harriman & Co. On December 1, 2006, we amended the terms of the credit facility extending the maturity date from January 1, 2007 to December 1, 2009.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The amended and restated revolving credit facility will mature on August 7, 2012. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0%. At June 30, 2011, the interest rate for the facility was 4.19%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of June 30, 2011 and December 31, 2010, we had $17.1 million and $18.0 million, respectively, outstanding under our credit facility. The borrowings under the credit facility were primarily related to our acquisitions of Denville Scientific and Coulbourn Instruments, and our stock repurchases. As of June 30, 2011, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $2.9 million.

13. Income Tax

As described in Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company had recorded an uncertain tax liability of $0.5 million. In January 2011, the statute of limitations expired for the return that included these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and is included as a benefit in the Income tax expense line item in the Consolidated Statements of Operations.

14. Segment and Related Information

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

The Company has one additional operating division, its Regenerative Medicine Device (“RMD”) business, which does not meet the quantitative thresholds for reportable segments and is therefore disclosed under the caption of “Other”. The RMD business is engaged in the development, manufacturing and marketing of devices used by clinicians and researchers in the field of regenerative medicine. Non operating expenses that are not allocated to operating divisions are under the caption “Unallocated Expenses”. Unallocated expenses also include certain corporate related expenses that are not allocable to the operating divisions.

Summarized financial information on the Company’s reportable segments for the three months and six months ended June 30, 2011 is shown in the following table (in thousands). There were no inter segment revenues.

	LSRT	Other	Unallocated	Total
Three month period ended June 30, 2011

Total revenues	$27,143	$—	$—	$27,143
Operating income (loss)	4,133	(580)	(1,034)	2,519
Interest income	16	—	—	16
Interest expense	(7)	—	(185)	(192)
Other expense, net	(223)	—	(296)	(519)
Income (loss) before income taxes	3,910	(580)	(1,330)	2,000
Depreciation and amortization	1,079	3	20	1,102
Capital expenditures	395	10	18	423
Goodwill and indefinite lived intangible assets	35,367	—	—	35,367
Total assets	128,629	20	361	129,010

Six month period ended June 30, 2011

Total revenues	53,456	—	—	53,456
Operating income (loss)	7,568	(1,035)	(2,065)	4,468
Interest income	31	—	—	31
Interest expense	(7)	—	(379)	(386)
Other expense, net	(462)	—	(332)	(794)
Income (loss) before income taxes	7,106	(1,035)	(2,397)	3,674
Depreciation and amortization	2,049	4	40	2,093
Capital expenditures	808	23	35	866
Goodwill and indefinite lived intangible assets	35,367	—	—	35,367
Total assets	$128,629	$20	$361	$129,010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand our distribution channels, expand our product offerings, introduce new products or commercialize new technologies on a timely basis, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions and any restructuring initiatives ,lack of demand or decreased demand for the Company’s products due to changes in our customers’ needs, success of our efforts with our distributor to promote sales of our microvolume spectrophotometer product and success of our strategies to increase the sales of other products, our ability to obtain regulatory approvals, including FDA approval, for our products including any products in the field of regenerative medicine, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, our ability to utilize deferred tax assets after the release of our valuation allowances, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 16, 2011. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

Our strategy for the Life Science Research Tools segment focuses on creating value through combining tuck-under acquisitions with organic growth and operational improvements.

During the second half of 2011, we will continue our strategy of driving organic growth with direct marketing and new product development. During the second quarter of 2010, we launched the third of the four major new research syringe pumps in the Harvard Apparatus business. In October 2010, we launched the fourth major new pump, called the KDS 100 Legato. In December 2010, we acquired the CytoPulse Electroporation product line. In July 2011, we acquired the preclinical business unit of CMA Microdialysis AB. We expect these new products and the acquisition of CytoPulse and CMA will help drive growth during the remainder of 2011 and beyond. We are also working on longer term new products that will be announced when they reach significant milestones.

In addition to driving growth in our core research markets, we have been investing to create new products to address what we believe is a long term growth opportunity in the emerging field of regenerative medicine. Regenerative medicine is the practice of using stem cells to repair damaged organs and to grow organs outside the body for transplant. The U.S. Department of Health and Human Services has projected that the U.S. market for regenerative medicine could reach $100 billion in the coming years. The government’s estimate appears to include the value of all regenerative medicine protocols and therapies, including potential cost savings, versus current methodologies. Our strategy is not to become a therapeutics company but instead to provide tools to researchers and clinicians in the field of regenerative medicine. These new tools currently fall into two main categories: bioreactors for growing tissue and organs outside the body; and injectors for stem cell therapy. These new tools we are creating are being built on our existing technologies – such as our market leading Harvard Apparatus precision syringe pumps and market leading Hugo-Sachs isolated organ systems.

Our strategy in regenerative medicine is to create medical devices in collaboration with leading surgeons, not to discover pharmaceuticals, as creating devices like the InBreath bioreactor reduces risk compared to trying to discover new drugs; build these devices using our existing technologies and brands as this reduces the investment needed to get to market; and develop devices with a significant disposable revenue stream as this is clinically safer and will allow us to participate on a per-procedure basis following the sale of an instrument.

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

In July 2011, the “InBreath” bioreactor was used for the world’s first successful transplantation of a synthetic tissue engineered windpipe. For the first time in history, a patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The cells were grown on the scaffold inside the bioreactor for two days before transplantation into the patient. Because the cells used to regenerate the trachea were the patient’s own, there has been no rejection of the transplant, and the patient is not taking immunosuppressive drugs. The patient had been suffering from late stage tracheal cancer, which before this surgery would have been inoperable, and is now well on the way to a full recovery. The operation was performed on June 9, 2011 at Karolinska University Hospital in Huddinge, Stockholm, by Professor Paolo Macchiarini of Karolinska University Hospital and Karolinska Institutet, and colleagues. Professor Macchiarini led an international team including Prof. Alexander Seifalian from University College in London, England, who designed and built the nanocomposite tracheal scaffold, and the Company, who produced a specifically designed bioreactor used to seed the scaffold with the patient’s own stem cells.

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

At June 30, 2011, we had borrowings of $17.1 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise additional capital, either by incurring additional debt, issuing equity or a combination thereof.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. Revenues from direct sales to end users, made by our sales force or derived through our catalogs and the electronic version of our catalogs on our website, represented approximately 58% and 57%, respectively, of our revenues for the six months ended June 30, 2011 and for the year ended December 31, 2010.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the six months ended June 30, 2011 and for the year ended December 31, 2010, approximately 42% and 43%, respectively, of our revenues were derived from sales to distributors.

For the six months ended June 30, 2011, approximately 64% of our revenues were derived from products we manufacture; approximately 24% were derived from distributed products sold under our brand names and approximately 12% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2010, approximately 66% of our revenues were derived from products we manufacture; approximately 11% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 23% were derived from distributed products sold under our brand names.

For the six months ended June 30, 2011 and for the year ended December 31, 2010, approximately 40% and 41%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Research and development expenses. Research and development expense consists primarily of salaries and related expenses for personnel and spending to develop and enhance our products. Other research and development expense includes fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. We believe that investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire for existing markets. Additionally, we are working to develop new products aimed at long term opportunities in the emerging field of regenerative medicine.

Stock compensation expenses. Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation,” was $0.7 million and $1.2 million for the three and six months ended June 30, 2011, respectively. Stock-based compensation expense recognized under FASB ASC 718 was $0.7 million and $1.2 million for the three and six months ended June 30, 2010, respectively. This stock-based compensation expense was related to employee stock options, RSUs and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Income Taxes

As described in Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, we had recorded an uncertain tax liability of $0.5 million. In January 2011, the statute of limitations expired for the return that included these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and is included as a benefit in the Income tax expense line item in the Consolidated Statements of Income.

Selected Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

	Three Months Ended June 30,
			Dollar	%
	2011	2010	Change	Change
	(dollars in thousands, unaudited)

Revenues	$27,143	$25,905	$1,238	4.8%
Cost of product revenues	14,358	13,855	503	3.6%
Gross margin percentage	47.1%	46.6%		1.0%
Sales and marketing expenses	4,271	4,191	80	1.9%
General and administrative expenses	4,206	3,807	399	10.5%
Research and development expenses	1,128	1,102	26	2.4%

Revenues.

Revenues increased $1.2 million, or 4.8%, to $27.1 million for the three months ended June 30, 2011 compared to $25.9 million for the same period in 2010. Our Coulbourn Instruments subsidiary, which we acquired in August 2010, contributed approximately $0.7 million, or 2.8% to the increase in the second quarter 2011 revenues. The effect of a weakened U.S. dollar increased our second quarter revenues by $0.9 million, or 3.6%, compared with the same period in 2010. Adjusting for the effect of foreign currency fluctuation and the Coulbourn Instruments acquisition, revenues were down $0.4 million, or 1.6%, compared with the second quarter of 2010.

In our Biochrom business, sales of one product, our Nanovue spectrophotometer, negatively affected the Company’s global year-to-year revenue comparison by approximately 3.5%. As expected, sales of our Nanovue product to GE Healthcare were approximately $0.9 million lower in the second quarter of 2011 compared to the second quarter of 2010. During 2010 GE Healthcare purchased sufficient Nanovue units to meet certain contractual minimums. In so doing, we believe they built a large inventory of Nanovue product during 2010. Our 2011 business plan for Biochrom anticipated a reduction of Nanovue revenues of approximately $5.0 million in 2011 compared to 2010. We expect Nanovue shipments to return to a normal sales run rate later this year as GE Healthcare normalizes its inventories.

Cost of product revenues.

Cost of product revenues increased $0.5 million, or 3.6%, to $14.4 million for the three months ended June 30, 2011 compared with $13.9 million for the three months ended June 30, 2010. The increase in cost of product revenues included $0.5 million attributable to our Coulbourn Instruments subsidiary acquisition in August 2010, and $0.5 million from the currency effect of a weakened U.S. dollar which was partially offset by lower cost of sales at our Biochrom business and the effects of our cost reductions related to the operational improvement initiatives. Gross profit as a percentage of revenues increased to 47.1% for the three months ended June 30, 2011 compared with 46.6% for the same period in 2010. The year-to-year quarterly increase reflected the effects of our ongoing operational improvement initiatives and a more favorable sales mix.

Sales and marketing expense.

Sales and marketing expenses increased $0.1 million, or 1.9%, to $4.3 million for the three months ended June 30, 2011 compared with $4.2 million for the three months ended June 30, 2010. In LSRT, sales and marketing expenses remained flat at $4.2 million for the three months ended June 30, 2011 and 2010, respectively. In RMD, sales and marketing expenses increased $0.1 million primarily due to an increase in business development expenses.

General and administrative expense.

General and administrative expenses increased $0.4 million, or 10.5% to $4.2 million for the three months ended June 30, 2011 compared with $3.8 million for the three months ended June 30, 2010. In LSRT, general and administrative expenses increased $0.3 million, or 11% primarily due to a $0.1 million increase due to our Coulbourn Instruments subsidiary acquisition, a $0.1 million increase due to the impact of a weaker U.S. dollar compared to the same period in 2010, and a $0.1 million increase in other general and administrative areas combined. In RMD, general and administrative expenses increased $0.1 million due to increased activity related to our regenerative medicine initiative.

Research and development expense.

Research and development expenses remained flat at $1.1 million for the three month periods ended June 30, 2011 and 2010, respectively. In LSRT, the research and development expenses reduced $0.2 million, or 22%, due to lower expenses of $0.3 million at Biochrom partly offset by a $0.1 million increase due to our Coulbourn Instruments subsidiary acquisition. In RMD, research and development expenses increased $0.2 million primarily due to development of our stem cell therapy injector.

Amortization of intangible assets.

Amortization of intangible assets expenses increased $0.1 million, or 19.0%, to $0.7 million for the three months ended June 30, 2011 compared with $0.6 million for the same period in 2010. The year-to-year quarterly increase in the amortization expenses was primarily due to the acquisition of Coulbourn Instruments in August 2010.

Other income (expense), net.

Other income expense, net, was $0.5 million expense for the three months ended June 30, 2011 compared with $0.1 million income for the three months ended June 30, 2010. Net interest expense was $0.2 million for the three months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010. The increase in net interest expense was primarily due to higher average debt balances in the second quarter of 2011 compared to the second quarter of 2010. Other income and expense, net, also included direct acquisition costs of $0.3 million for the three months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010 and a $0.4 million gain for the three months ended June 30, 2010 from adjustment of the contingent consideration related to our Denville Scientific acquisition.

Selected Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010:

	Six Months Ended
	June 30,
			Dollar	%
	2011	2010	Change	Change
	(dollars in thousands, unaudited)

Revenues	$53,456	$52,205	$1,251	2.4%
Cost of product revenues	28,301	27,373	928	3.4%
Gross margin percentage	47.1%	47.6%		-1.1%
Sales and marketing expenses	8,449	7,998	451	5.6%
General and administrative expenses	8,561	8,068	493	6.1%
Research and development expenses	2,395	2,309	86	3.7%

Revenues.

Revenues increased $1.3 million, or 2.4%, to $53.5 million for the six months ended June 30, 2011 compared to $52.2 million for the same period in 2010. Our Coulbourn Instruments subsidiary acquisition contributed approximately $1.1 million, or 2.0%, to the revenue increase in the six months ended June 30, 2011. The effect of a weakened U.S. dollar increased the Company’s revenues by $1.2 million, or 2.3%, compared with the same period in 2010. Adjusting for the effects of foreign currency and acquisition, revenues were down $1.0 million, or 1.9%, year-to-year, primarily in our Biochrom business.

Cost of product revenues.

Cost of product revenues increased $0.9 million, or 3.4%, to $28.3 million for the six months ended June 30, 2011 compared with $27.4 million for the six months ended June 30, 2010. The increase in cost of product revenues included $0.7 million attributable to our Coulbourn Instruments subsidiary acquisition. A weakened U.S. dollar caused a $0.6 million unfavorable currency effect on cost of product revenues for the six months ended June 30, 2011. Gross profit as a percentage of revenues decreased to 47.1% for the six months ended June 30, 2011 compared with 47.6% for the same period in 2010. The decrease in gross profit as a percentage of revenues was primarily due to sales mix.

Sales and marketing expense.

Sales and marketing expenses increased $0.4 million, or 5.6%, to $8.4 million for the six months ended June 30, 2011 compared with $8.0 million for the six months ended June 30, 2010. In LSRT, sales and marketing expenses increased $0.2 million, or 2.6%, primarily due to $0.1 million of expenses related to our Coulbourn Instruments subsidiary acquisition, and $0.1 million or 1.6%, due to the impact of a weaker U.S. dollar compared to the same period in 2010. In RMD, sales and marketing expenses increased $0.2 million primarily due to an increase in business development expenses.

General and administrative expense.

General and administrative expenses increased $0.5 million, or 6.1%, to $8.6 million for the six months ended June 30, 2011 compared with $8.1 million for the six months ended June 30, 2010. In LSRT, general and administrative expenses increased $0.4 million, or 6.4% primarily due to a $0.3 million increase due to our Coulbourn Instruments subsidiary acquisition, and a $0.1 million increase in other general and administrative areas combined. In RMD, general and administrative expenses increased $0.1 million due to increased activity in our regenerative medicine device initiative.

Research and development expense.

Research and development expenses increased $0.1 million, or 3.7%, to $2.4 million for the six months ended June 30, 2011 compared with $2.3 million for the same period in 2010. In LSRT, the research and development expenses decreased $0.3 million, or 15.0%, due to lower expenses of $0.4 million at our Biochrom and Harvard Apparatus businesses partly offset by a $0.1 million increase due to our Coulbourn Instruments subsidiary acquisition. In RMD, research and development expenses increased $0.4 million primarily due to development of our stem cell therapy injector.

Amortization of intangible assets.

Amortization of intangible assets expenses increased $0.2 million, or 18.1%, to $1.3 million for the six months ended June 30, 2011 compared with $1.1 million for the same period in 2010. The year-to-year increase in the amortization expenses was primarily due to the acquisition of Coulbourn Instruments in August 2010.

Other income (expense), net.

Other income and expense, net, was $0.8 million and $29,000 expense for the six month periods ended June 30, 2011 and 2010, respectively. Net interest expense was $0.4 million for the six months ended June 30, 2011 compared to net interest expense of $0.2 million for the six months ended June 30, 2010. The increase in net interest expense was primarily due to higher average debt balances in the six months ended June 30, 2011 compared to the prior year period. Other income and expense, net, for the six months ended June 30, 2010 also included a $0.4 million gain from adjustment of the contingent consideration related to our Denville Scientific acquisition and foreign exchange losses of $0.1 million. Other income and expense, net, for the six month periods ended June 30, 2011 and 2010, also included $0.4 million and $0.1 million, respectively, of direct acquisition costs.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, and capital expenditures.

We ended the second quarter of 2011 with cash and cash equivalents of $21.7 million compared to $19.7 million at December 31, 2010. As of June 30, 2011 and December 31, 2010, the Company had $17.1 million and $18.0 million, respectively, of borrowings outstanding under its credit facility. Total cash and cash equivalents, net of debt was $4.6 million and $1.7 million at June 30, 2011 and December 31, 2010, respectively.

Overview of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operations:
Net income	$3,045	$4,103
Changes in assets and liabilities	(3,802)	(805)
Other adjustments to operating cash flows	3,552	2,894

Net cash provided by operating activities	2,795	6,192

Investing activities:
Final payment related to Denville Scientific acquisition	—	(1,485)
Other investing activities	(988)	(772)

Net cash used in investing activities	(988)	(2,257)

Financing activities:
Repayment of debt	(900)	(2,161)
Purchases of treasury stock	—	(1,751)
Other financing activities	327	179

Net cash used in financing activities	(573)	(3,733)

Effect of exchange rate changes on cash	809	(1,071)

Increase (decrease) in cash and cash equivalents	$2,043	$(869)

Our operating activities generated cash of $2.8 million for the six months ended June 30, 2011 compared to $6.2 million for the six months ended June 30, 2010. The decrease in cash flows from operations was primarily due to changes in working capital year to year.

Our investing activities used cash of $1.0 million during the six months ended June 30, 2011 compared to $2.3 million during the six months ended June 30, 2010. Investing activities during both 2010 and 2011 included purchases and sales of property, plant and equipment and expenditures for our catalogs. The second quarter of 2010 also included the final payment of approximately $1.5 million related to the acquisition of Denville Scientific subsidiary. We spent $0.1 million and $0.4 million in the six months ended June 30, 2011 and 2010, respectively, on catalog costs. We spent $0.9 million and $0.4 million in the six months ended June 30, 2011 and 2010, respectively, on capital expenditures. We currently expect to make approximately $0.9 million of capital expenditures during the second half of 2011.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the six months ended June 30, 2011, financing activities used cash of $0.6 million, compared to $3.7 million during the six months ended June 30, 2010. During the six months ended June 30, 2011 and 2010 we repaid $0.9 million and $2.2 million of debt under our credit facility, respectively. Other financing activities for the periods ended June 30, 2011 and 2010 included the net proceeds from the issuance of common stock. During the six months ended June 30, 2010, we repurchased in the open market 0.5 million shares of our common stock at a cost of $1.8 million, including commissions.

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

Changes in foreign currency exchange rates resulted in increases in revenues of $1.2 million and expenses of $0.9 million during the six months ended June 30, 2011, compared to increases in revenues of $0.1 million and expenses of $0.1 million during the six months ended June 30, 2010.

The gain associated with the translation of foreign equity into U.S. dollars was approximately $2.2 million during the six months ended June 30, 2011 compared to a loss associated with the translation of foreign equity into U.S. dollars of approximately $3.5 million during the six months ended June 30, 2010 (refer to note 8 to our unaudited consolidated financial statements). In addition, currency exchange rate fluctuations resulted in approximately $33,000 and $0.1 million in foreign currency losses during the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and December 31, 2010, we had $17.1 million and $18.0 million, respectively, outstanding under our credit facility. The borrowings under our credit facility were primarily related to our acquisition of Denville Scientific and Coulbourn Instruments, and repurchases of our common stock under our stock repurchase program.

Contractual Obligations

The following schedule represents our contractual obligations, excluding interest, as of June 30, 2011.

	Total	2012	2013	2014	2015	2016	2017 and Beyond
	(in thousands)
Bank credit facility and notes payable	$17,107	$17,107	$—	$—	$—	$—	$—
Operating leases	4,578	1,425	1,027	737	597	526	266

Total	$21,685	$18,532	$1,027	$737	$597	$526	$266

We had a liability at June 30, 2011 of $0.2 million for uncertain tax positions taken in an income tax return. We do not know the ultimate resolution of this uncertain tax position and as such, do not know the ultimate timing of payments related to this liability. Accordingly, this amount is not included in the above table.

We have an underfunded pension liability of $2.7 million, net of tax, for the period ended June 30, 2011 which is recognized as part of the accumulated other comprehensive income in the consolidated balance sheets. Since we do not know the ultimate timing of payments related to this liability, this amount has not been included in the above table.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). This ASU provides guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. The provisions of this update will be applied prospectively and will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years with early adoption not permitted. In the period of adoption, the entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This ASU gives the entity an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The provisions of this update will be applied retrospectively and will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years with early adoption permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2011, we had $17.1 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 4.0%. At June 30, 2011, the interest rate on this debt was 4.19%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of June 30, 2011 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of June 30, 2011	Interest expense increase
(in thousands)
Interest rates increase by 1%	$171
Interest rates increase by 2%	$342

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Index

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 9, 2011

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer