Form 10-Q
period 2011-09-30
HARVARD BIOSCIENCE INC
filed 2011-11-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 28,499,350 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$16,237	$19,704
Accounts receivable, net of allowance for doubtful accounts of $260 and $273, respectively	13,623	15,440
Inventories	20,101	15,832
Deferred income tax assets - current	5,746	5,441
Other receivables and other assets	2,718	2,149

Total current assets	58,425	58,566

Property, plant and equipment, net	3,082	3,146
Deferred income tax assets - non-current	6,139	6,125
Amortizable intangible assets, net	22,051	21,908
Goodwill	35,741	33,416
Other indefinite lived intangible assets	1,284	1,276
Other assets	246	360

Total assets	$126,968	$124,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,265	$4,925
Deferred revenue	360	451
Accrued income taxes payable	362	578
Accrued expenses	3,800	4,693
Other liabilities - current	428	649

Total current liabilities	10,215	11,296

Long-term debt, less current installments	16,305	18,009
Deferred income tax liabilities - non-current	980	954
Other liabilities - non-current	3,491	4,290

Total liabilities	30,991	34,549

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,238,607 and 36,057,974 shares issued and 28,493,100 and 28,312,467 shares outstanding, respectively	362	361
Additional paid-in-capital	190,212	187,893
Accumulated deficit	(80,368)	(83,442)
Accumulated other comprehensive income	(3,561)	(3,896)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)

Total stockholders’ equity	95,977	90,248

Total liabilities and stockholders’ equity	$126,968	$124,797

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$26,381	$26,453	$79,837	$78,658
Cost of product revenues	14,503	13,886	42,804	41,259

Gross profit	11,878	12,567	37,033	37,399

Sales and marketing expenses	4,361	4,101	12,809	12,100
General and administrative expenses	4,560	4,407	13,122	12,475
Research and development expenses	1,554	1,240	3,948	3,549
Restructuring charges	477	283	449	283
Amortization of intangible assets	706	593	2,016	1,702

Total operating expenses	11,658	10,624	32,344	30,109

Operating income	220	1,943	4,689	7,290

Other (expense) income:
Gain from adjustment of acquisition contingencies	—	—	—	429
Foreign exchange	(11)	(2)	(44)	(109)
Interest expense	(216)	(196)	(602)	(479)
Interest income	17	11	48	60
Other, net	(128)	(193)	(534)	(310)

Other (expense) income, net	(338)	(380)	(1,132)	(409)

(Loss) Income before income taxes	(118)	1,563	3,557	6,881
Income tax (benefit) expense	(146)	(11,167)	483	(9,951)

Net income	$28	$12,730	$3,074	$16,832

Income per share:
Basic earnings per common share	$0.00	$0.45	$0.11	$0.58

Diluted earnings per common share	$0.00	$0.44	$0.10	$0.57

Weighted average common shares:
Basic	28,489	28,443	28,435	29,197

Diluted	29,896	28,786	29,861	29,586

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,074	$16,832
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	2,064	1,992
Depreciation	969	898
Gain on acquisition contingencies	—	(429)
Gain on sales of fixed assets	(35)	(9)
Non-cash restructuring charge	280	—
Amortization of catalog costs	226	256
Provision for allowance for doubtful accounts	—	(30)
Amortization of intangible assets	2,016	1,702
Amortization of deferred financing costs	67	67
Deferred income taxes	(294)	(11,031)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,910	550
Increase in inventories	(3,460)	(1,406)
Increase in other receivables and other assets	(445)	(261)
Increase (decrease) in trade accounts payable	321	(193)
(Decrease) increase in accrued income taxes payable	(291)	29
Decrease in accrued expenses	(1,427)	(547)
Decrease in deferred revenue	(93)	(20)
Decrease in other liabilities	(877)	(356)

Net cash provided by operating activities	4,005	8,044

Cash flows used in investing activities:
Additions to property, plant and equipment	(1,152)	(615)
Additions to catalog costs	(154)	(376)
Proceeds from sales of property, plant and equipment	21	22
Acquisitions, net of cash acquired	(5,165)	(6,115)

Net cash used in investing activities	(6,450)	(7,084)

Cash flows used in financing activities:
Net proceeds from issuance of debt	—	10,350
Repayments of debt	(1,703)	(5,662)
Purchases of treasury stock	—	(5,000)
Net proceeds from issuance of common stock	449	194

Net cash used in financing activities	(1,254)	(118)

Effect of exchange rate changes on cash	232	(213)

(Decrease) Increase in cash and cash equivalents	(3,467)	629
Cash and cash equivalents at the beginning of period	19,704	16,588

Cash and cash equivalents at the end of period	$16,237	$17,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$491	$453
Cash paid for income taxes, net of refunds	$1,574	$1,059

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 16, 2011.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles- Goodwill and Other (ASU 2011-08). Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this update will be applied retrospectively and will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years with early adoption permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

3.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	September 30, 2011		December 31, 2010		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$12,603	$(8,990)	$12,501	$(8,148)	5.3 Years
Tradename	5,800	(1,243)	4,913	(983)	13.0 Years
Distribution agreement/customer relationships	19,982	(6,104)	18,740	(5,118)	12.1 Years
Patents	9	(6)	9	(6)	4.6 Years

Total amortizable intangible assets	38,394	$(16,343)	36,163	$(14,255)

Unamortizable intangible assets:
Goodwill	35,741		33,416
Other indefinite lived intangible assets	1,284		1,276

Total goodwill and other indefinite lived intangible assets	37,025		34,692

Total intangible assets	$75,419		$70,855

(a)	Weighted average life is as of September 30, 2011

The change in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows:

Goodwill rollforward

(in thousands)
Balance at December 31, 2010	$33,416
Goodwill arising from business combination	2,249
Effect of change in foreign currencies	76

Balance at September 30, 2011	$35,741

Intangible asset amortization expense was $0.7 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively. Intangible asset amortization expense was $ 2.0 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.7 million for the year ending December 31, 2011, $2.6 million for the year ending December 31, 2012, $2.4 million for the year ending December 31, 2013, $2.2 million for the year ending December 31, 2014 and $1.9 million for the year ending December 31, 2015.

4.	Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Finished goods	$9,250	$7,174
Work in process	848	596
Raw materials	10,003	8,062

Total	$20,101	$15,832

5.	Restructuring and Other Exit Costs

2011 Restructuring Plans

During the quarter ended September 30, 2011, the management of Harvard Bioscience initiated a plan to relocate our Hoefer subsidiary’s San Francisco, California facility as part of a business improvement initiative. The Company also developed a plan to improve operating margins at our Coulbourn Instruments subsidiary. The Company recorded restructuring charges of approximately $0.5 million, which included $0.3 million in fixed asset write offs, $0.1 million in severance payments and $0.1 million in other expenses. The Company expects to incur approximately $0.1 million during the fourth quarter of 2011.

Aggregate restructuring charges relating to the 2011 Restructuring Plan were as follows:

	Severance and Related Costs	Fixed Asset Write offs	Other	Total
	(in thousands)
Restructuring charges	$56	$307	$114	$477
Cash payments	(33)	—	(102)	(135)
Non-cash charges	—	(307)	—	(307)

Restructuring balance at September 30, 2011	$23	$—	$12	$35

2010 Restructuring Plan

During the third quarter of 2010, the management of Harvard Bioscience developed a plan to streamline its operations at Panlab, the Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization. During the third quarter of 2010, the Company recorded restructuring charges of approximately $0.3 million, representing severance payments to employees. No charges were incurred beyond the third quarter of 2010 on this matter.

The restructuring charges related to the 2010 Restructuring Plan were as follows:

	Severance and related Costs	Total
Restructuring charges	$283	$283
Cash payments	(283)	(283)

Restructuring balance at December 31, 2010	$—	$—

Aggregate restructuring charges for the 2011 Restructuring Plan and the 2010 Restructuring Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Restructuring charges	$477	$283	$449	$283

6.	Acquisitions

CMA Microdialysis AB

On July 1, 2011, the Company, through its wholly-owned subsidiary in Sweden and its Harvard Apparatus U.S. division, acquired substantially all of the assets of the preclinical business unit of CMA Microdialysis AB (“CMA”), with its principal offices in Solna, Sweden, for approximately $5.2 million. The Company funded the acquisition from its existing cash balances.

CMA is a manufacturer of microdialysis products and has pioneered the microdialysis technique for in vivo sampling and monitoring of organs and tissues. This acquisition is complementary to the current Harvard Apparatus research products for neuroscience applications.

We have preliminarily allocated the purchase price for the CMA Microdialysis acquisition. The aggregate purchase price for this acquisition was preliminarily allocated to tangible and intangible assets acquired as follows:

(in thousands)
Tangible assets	$881
Liabilities assumed	(155)

Net assets assumed	726

Goodwill and intangible assets:
Goodwill	2,249
Customer relationships	1,250
Trade name	940

Total goodwill and intangible assets	4,439

Acquisition purchase price	$5,165

Direct acquisition costs recorded in other net, in our consolidated statements of operations, were $0.1 million and $0.5 million for the three and nine months ended September 30, 2011, respectively.

The results of operations for CMA Microdialysis have been included in our consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered immaterial for the purposes of proforma financial statement disclosures. Goodwill recorded as a result of the acquisition of CMA Microdialysis is deductible for tax purposes.

7.	Warranties

Warranties are estimated and accrued at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2010	$162	$(54)	$50	$158

Nine months ended September 30, 2011	$158	$(44)	$36	$150

8.	Comprehensive Income (Loss)

As of September 30, 2011, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments of $(0.9) million and, in accordance with FASB ASC 715-20, “Compensation – Retirement Benefits, Defined Benefit Plans” $(2.7) million to reflect the under-funded status of the Company’s pension plans, net of tax.

The components of total comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(in thousands)
Net income	$28	$12,730	$3,074	$16,832
Other comprehensive (loss) income	(1,837)	2,693	335	(843)

Comprehensive (loss) income	$(1,809)	$15,423	$3,409	$15,989

Other comprehensive (loss) income for the three and nine months ended September 30, 2011 and 2010 consisted of foreign currency translation adjustments.

9.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Components of net periodic benefit cost:
Service cost	$59	$48	$171	$136
Interest cost	200	209	624	587
Expected return on plan assets	(148)	(159)	(463)	(447)
Net amortization loss	34	40	106	113

Net periodic benefit cost	$145	$138	$438	$389

In each of the three month periods ended September 30, 2011 and 2010, the Company contributed $0.2 million to its defined benefit plans. In each of the nine month periods ended September 30, 2011 and 2010, the Company contributed $0.6 million to its defined benefit plans. The Company expects to contribute approximately $0.4 million to its defined benefit plans during the remainder of 2011.

10.	Leases

We have noncancelable operating leases for office and warehouse space expiring at various dates through 2017.

On May 22, 2010, we amended our lease agreement for our headquarters, office, light manufacturing and warehouse space in Holliston, Massachusetts. The amendment provides for an extended lease term commencing on June 1, 2010 and ending on May 31, 2017.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.5 million for the year ending December 31, 2011. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at September 30, 2011, are as follows:

Operating Leases
(in thousands)
2012	$1,284
2013	891
2014	837
2015	749
2016	676
Thereafter	523

Net minimum lease payments	$4,960

11.	Capital Stock

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over the next 24 months. On November 3, 2009 the Board of Directors extended this program for an additional year. Under the program, shares could be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations and any applicable contractual restrictions. During the three and nine months ended September 30, 2010, the Company repurchased in the open market 885,011 shares and 1,381,835 shares, respectively, of common stock at an aggregate cost of $3.2 million and $5.0 million, respectively, including commissions under the stock repurchase program. The share repurchases made in 2010 completed the $10.0 million stock repurchase program.

During the life of the program, the Company repurchased 3,084,723 shares of common stock in the open market at an aggregate cost of $10.0 million, including commissions, under the stock repurchase program.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan (“ESPP”)

In 2000, the Company approved the ESPP. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 383,562 shares were issued as of September 30, 2011. During the nine months ended September 30, 2011, the Company issued 22,587 shares of the Company’s common stock under the ESPP. During the nine months ended September 30, 2010, the Company issued 24,689 shares of the Company’s common stock under the ESPP. During the three months ended September 30, 2011 and 2010, no shares of the Company’s common stock were issued under the ESPP.

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

A summary of stock option and RSU activity under the Stock Option Plans for the nine months ended September 30, 2011 is as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value

Balance at December 31, 2010	96,779	7,826,200	$4.38	467,600	$3.61
Approved by shareholders	3,700,000	—	—	—	—

Granted	(1,219,250)	1,030,500	5.64	188,750	5.64
Fungible share adjustment for RSU’s granted	(149,113)	—	—	—	—
Exercised	—	(81,875)	5.48	—	—
Vested (RSU’s)	—	—	—	(116,900)	—
Shares Traded for Taxes	40,729	—	—	—	—
Cancelled / forfeited	73,500	(73,500)	5.27	—	—

Balance at September 30, 2011	2,542,645	8,701,325	$4.53	539,450	$4.32

The following assumptions were used to estimate the fair value of the stock options and the RSUs granted during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volatility	N/A	55.19%	54.24%	56.02%
Risk-free interest rate	N/A	1.86%	2.01%	2.25%
Expected holding period	N/A	6.08	5.94	6.14
Dividend Yield	N/A	0%	0%	0%

There were no stock options or RSUs granted during the three months ended September 30, 2011.

The weighted average fair values of the options granted under the 2000 Plan during the nine months ended September 30, 2011 was $2.94, using the Black Scholes option-pricing model.

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

Stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 consisted of stock-based compensation expense related to employee stock options, RSUs and the ESPP.

Stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Cost of product revenues	$22	$18	$56	$52
Sales and marketing	68	38	132	65
General and administrative	754	696	1,864	1,863
Research and development	9	7	12	12

Total stock-based compensation	$853	$759	$2,064	$1,992

We did not capitalize any stock-based compensation.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic	28,488,692	28,442,886	28,435,483	29,197,120
Effect of assumed conversion of employee and director stock options and restricted stock units	1,407,337	342,703	1,426,015	388,827

Diluted	29,896,029	28,785,589	29,861,498	29,585,947

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 4,006,054 and 6,143,904 shares of common stock for the three months ended September 30, 2011 and 2010, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,469,499 and 5,931,044 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, as the impact of these shares would be anti-dilutive.

12.	Revolving Credit Facility

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, we entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. At September 30, 2011, the interest rate for the facility was 3.24%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of September 30, 2011 and December 31, 2010, we had $16.3 million and $18.0 million, respectively, outstanding under our credit facility. The borrowings under the credit facility were primarily related to our acquisitions, and our stock repurchases. As of September 30, 2011, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $3.7 million.

13.	Income Tax

As described in Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company had recorded an uncertain tax liability of $0.5 million. In January 2011, the statute of limitations expired for the return that included these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and is included as a benefit in the Income tax (benefit) expense line item in the Consolidated Statements of Operations.

Prior to the third quarter of 2010, the Company had maintained a full valuation allowance against most of its United States deferred tax assets, net of deferred tax liabilities exclusive of deferred tax liabilities related to indefinite lived intangible assets. During the quarter ended September 30, 2010, management concluded that it is more likely than not that a majority of our U.S. deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in the U.S. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. The release of the above mentioned valuation allowances resulted in an income tax benefit of $11.3 million, which was recorded in the Consolidated Statements of Operations as a discrete item in the Income tax (benefit) expense line item during the quarter ended September 30, 2010.

14.	Segment and Related Information

As described in Note 17 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company has two operating segments aggregated under the Life Science Research Tools (“LSRT”) segment, which is the Company’s only reportable segment. The operating segments have similar products and services, customer channels, distribution methods and historical margins. The LSRT segment is engaged in the development, manufacture and marketing of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide.

The Company has one additional operating segment, its Regenerative Medicine Device (“RMD”) business, which does not meet the quantitative thresholds for reportable segments and is therefore disclosed under the caption of “Other”. The RMD business is engaged in the development, manufacturing and marketing of devices used by clinicians and researchers in the field of regenerative medicine. Non operating expenses that are not allocated to operating divisions are under the caption “Unallocated Expenses”. Unallocated expenses also include certain corporate related expenses that are not allocable to the operating segments.

Summarized financial information on the Company’s reportable segments for the three months and nine months ended September 30, 2011 and 2010 are shown in the following table (in thousands). There were no inter segment revenues.

	LSRT	Other	Unallocated	Total
Three month period ended September 30, 2011
Total revenues	$26,381	$—	$—	$26,381
Operating income (loss)	2,244	(915)	(1,109)	220
Interest income	17	—	—	17
Interest expense	(3)	—	(213)	(216)
Other expense, net	—	—	(338)	(338)
Income (loss) before income taxes	2,244	(915)	(1,447)	(118)
Depreciation and amortization	1,094	2	22	1,118
Capital expenditures	148	96	42	286
Goodwill and indefinite lived intangible assets	37,025	—	—	37,025
Total assets	126,465	113	390	126,968

Three month period ended September 30, 2010
Total revenues	26,374	79	—	26,453
Operating income (loss)	3,443	(221)	(1,279)	1,943
Interest income	11	—	—	11
Interest expense	—	—	(196)	(196)
Other expense, net	(40)	—	(340)	(380)
Income (loss) before income taxes	3,403	(221)	(1,619)	1,563
Depreciation and amortization	1,024	—	(21)	1,003
Capital expenditures	182	—	2	184
Goodwill and indefinite lived intangible assets	35,927	—	—	35,927
Total assets	120,006	—	338	120,344

Nine month period ended September 30, 2011
Total revenues	79,837	—	—	79,837
Operating income (loss)	10,081	(1,950)	(3,442)	4,689
Interest income	48	—	—	48
Interest expense	(9)	—	(593)	(602)
Other expense, net	(463)	—	(669)	(1,132)
Income (loss) before income taxes	9,618	(1,950)	(4,111)	3,557
Depreciation and amortization	3,143	6	62	3,211
Capital expenditures	956	119	77	1,152
Goodwill and indefinite lived intangible assets	37,025	—	—	37,025
Total assets	126,465	113	390	126,968

Nine month period ended September 30, 2010
Total revenues	78,534	124	—	78,658
Operating income (loss)	11,544	(533)	(3,721)	7,290
Interest income	60	—	—	60
Interest expense	—	—	(479)	(479)
Other expense, net	243	—	(652)	(409)
Income (loss) before income taxes	11,787	(533)	(4,373)	6,881
Depreciation and amortization	2,856	—	—	2,856
Capital expenditures	518	—	97	615
Goodwill and indefinite lived intangible assets	35,927	—	—	35,927
Total assets	$120,006	$—	$338	$120,344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,”“potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand our distribution channels, expand our product offerings, introduce new products or commercialize new technologies on a timely basis, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions and any restructuring initiative, lack of demand or decreased demand for the Company’s products due to changes in our customers’ needs, success of our efforts with our distributor to promote sales of our microvolume spectrophotometer product and success of our strategies to increase the sales of other products, our ability to obtain regulatory approvals, including FDA approval, for our products including any products in the field of regenerative medicine, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, our ability to utilize deferred tax assets after the release of our valuation allowances, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 16, 2011. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

The Company is comprised of our Life Science Research Tools business and Regenerative Medicine Device business.

Our strategy for the Life Science Research Tools segment focuses on creating value through combining tuck-under acquisitions with organic growth and operational improvements.

During the fourth quarter of 2011, we will continue our strategy of driving organic growth with direct marketing and new product development. During the second quarter of 2010, we launched the third of the four major new research syringe pumps in the Harvard Apparatus business. In October 2010, we launched the fourth major new pump, called the KDS 100 Legato. In December 2010, we acquired the CytoPulse Electroporation product line. In July 2011, we acquired the preclinical business unit of CMA Microdialysis AB. We expect these new products and the acquisition of CytoPulse and CMA will help drive growth during the remainder of 2011 and beyond. We are also working on longer term new products that will be announced when they reach significant milestones.

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

Our strategy in regenerative medicine is to create devices in collaboration with leading surgeons, not to discover pharmaceuticals, as creating devices like the “InBreath” bioreactor reduces risk compared to trying to discover new drugs; build these devices using our existing technologies and brands as this reduces the investment needed to get to market; and develop devices with a significant disposable revenue stream as this is clinically safer and will allow us to participate on a per-procedure basis following the sale of an instrument.

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

In June 2011, the “InBreath” bioreactor was used for the world’s first successful transplantation of a synthetic tissue engineered windpipe. For the first time in history, a patient has been given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The cells were grown on the scaffold inside the bioreactor for two days before transplantation into the patient. Because the cells used to regenerate the trachea were the patient’s own, there has been no rejection of the transplant, and the patient is not taking immunosuppressive drugs. The patient had been suffering from late stage tracheal cancer, which before this surgery would have been inoperable, and is now well on the way to a full recovery. The operation was performed on June 9, 2011 at the Karolinska University Hospital in Huddinge, Stockholm, by Professor Paolo Macchiarini of the Karolinska University Hospital and Karolinska Institutet, and colleagues. Professor Macchiarini led an international team including Professor Alexander Seifalian from University College in London, England, who designed and built the nanocomposite tracheal scaffold, and we produced a specifically designed bioreactor used to seed the scaffold with the patient’s own stem cells.

In addition to the bioreactors described above, we also have started the development of a clinical version of one of our market leading Harvard Apparatus research syringe pumps. The research version of this pump is called the “PHD Ultra Nanomite” stem cell therapy injection system. We anticipate that this pump will be used to inject cells into damaged tissue in cell therapy. During 2010, the U.S. Food and Drug Administration announced its intention to focus greater attention on the safety, particularly of the user interface, for clinical infusion pumps. We expect to submit this pump to the regulatory agencies by the end of 2011 for approval.

We believe that through execution of our strategy of organic growth, tuck-under acquisitions and operational improvements we will be able to strengthen and position ourselves well for when the economy recovers. While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial condition and their impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.

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

Financing

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, we entered into the Amendment with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

At September 30, 2011, we had borrowings of $16.3 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, either for our LSRT business or our RMD business, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. Revenues from direct sales to end users, made by our sales force or derived through our catalogs and the electronic version of our catalogs on our website, represented approximately 59% and 57%, respectively, of our revenues for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, approximately 41% and 43%, respectively, of our revenues were derived from sales to distributors.

For the nine months ended September 30, 2011, approximately 62% of our revenues were derived from products we manufacture; approximately 25% were derived from distributed products sold under our brand names and approximately 13% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2010, approximately 66% of our revenues were derived from products we manufacture; approximately 11% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 23% were derived from distributed products sold under our brand names.

For the nine months ended September 30, 2011 and for the year ended December 31, 2010, approximately 40% and 41%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock compensation expenses. Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation,” was related to employee stock options, RSUs and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Income Taxes. As described in Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, we had recorded an uncertain tax liability of $0.5 million. In January 2011, the statute of limitations expired for the return that included these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and is included as a benefit in the Income tax (benefit) expense line item in the Consolidated Statements of Operations.

Prior to the third quarter of 2010, we had maintained a full valuation allowance against most of our United States deferred tax assets, net of deferred tax liabilities exclusive of deferred tax liabilities related to indefinite lived intangible assets. During the quarter ended September 30, 2010, we concluded that it is more likely than not that a majority of our U.S. deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in the U.S. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. The release of the above mentioned valuation allowances resulted in an income tax benefit of $11.3 million, which was recorded in the Consolidated Statements of Operations as a discrete item in the Income tax (benefit) expense line item during the quarter ended September 30, 2010.

Selected Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010	Dollar Change	% Change
	(dollars in thousands, unaudited)

Revenues	$26,381	$26,453	$(72)	-0.3%
Cost of product revenues	14,503	13,886	617	4.4%
Gross margin percentage	45.0%	47.5%		-5.2%
Sales and marketing expenses	4,361	4,101	260	6.3%
General and administrative expenses	4,560	4,407	153	3.5%
Research and development expenses	1,554	1,240	314	25.3%

Revenues.

Revenues were flat at $26.4 million for the three months ended September 30, 2011 and 2010, respectively. The acquisitions of our Coulbourn Instruments subsidiary in August 2010 and our CMA Microdialysis subsidiary in July 2011, contributed approximately $1.1 million, or 4.2% to the increase in the third quarter 2011 revenues. The effect of a weakened U.S. dollar increased our third quarter revenues by $0.5 million, or 1.8%, compared with the same period in 2010. Adjusting for the effect of foreign currency fluctuation and acquisitions, revenues were down $1.7 million, or 6.3%.

In our Biochrom business, sales to GE Healthcare (“GEHC”) decreased by $1.0 million, which affected our global year-to-year organic revenue comparison by negative 4%. In our Hoefer business, sales to GEHC were down by $0.2 million which accounted for an additional 1% organic decline. The remaining organic decline can be attributed to the softer than expected U.S. academic and government markets impacting our Harvard Apparatus U.S. subsidiary.

Cost of product revenues.

Cost of product revenues increased $0.6 million, or 4.4%, to $14.5 million for the three months ended September 30, 2011 compared with $13.9 million for the three months ended September 30, 2010. The increase in cost of product revenues included $0.5 million, or 3.4%, attributable to our Coulbourn Instruments and CMA Microdialysis subsidiary acquisitions, and $0.3 million, or 1.9%, from the currency effect of a weakened U.S. dollar which was partially offset by lower cost of sales at our Biochrom and Denville businesses. Gross profit as a percentage of revenues decreased to 45.0% for the three months ended September 30, 2011 compared with 47.5% for the same period in 2010. The year-to-year quarterly decrease was primarily due to a less favorable sales mix.

Sales and marketing expense.

Sales and marketing expenses increased $0.3 million, or 6.3%, to $4.4 million for the three months ended September 30, 2011 compared with $4.1 million for the three months ended September 30, 2010. In LSRT, sales and marketing expenses increased $0.2 million, or 4.5% primarily due to our acquisitions of Coulbourn Instruments and CMA Microdialysis subsidiaries, and $0.1 million, or 1.7%, increase due to the impact of a weaker U.S. dollar compared to the same period in 2010. In RMD, sales and marketing expenses remained flat at $0.1 million and represented business development expenses.

General and administrative expense.

General and administrative expenses increased $0.2 million, or 3.5% to $4.6 million for the three months ended September 30, 2011 compared with $4.4 million for the three months ended September 30, 2010. In LSRT, general and administrative expenses remained flat at $4.3 million. The acquisition of Coulbourn Instruments and CMA Microdialysis increased the spending by $0.2 million, or 4.5%, but was offset by a decline in the spending in other businesses when compared to the same period in 2010. In RMD, general and administrative expenses increased $0.1 million due to increased activity related to our regenerative medicine device initiative, including costs related to our review of strategic alternatives for maximizing value of the RMD business for our stockholders.

Research and development expense.

Research and development expenses increased $0.3 million, or 25.3% to $1.5 million for the three months ended September 30, 2011 compared with $1.2 million for the three months ended September 30, 2010. In LSRT, the research and development expenses decreased $0.2 million, or 15.9%, due to lower expenses of $0.1 million each at our Biochrom U.K. subsidiary and Harvard Apparatus U.S. division. In RMD, research and development expenses increased $0.5 million, primarily due to increased activity in our stem cell therapy injector development.

Amortization of intangible assets.

Amortization of intangible assets increased $0.1 million, or 19.1%, to $0.7 million for the three months ended September 30, 2011 compared with $0.6 million for the same period in 2010. The year-to-year quarterly increase in the amortization expenses was primarily due to the acquisitions of our Coulbourn Instruments and CMA Microdialysis subsidiaries.

Other income (expense), net.

Other income (expense), net, was $0.3 million expense for the three months ended September 30, 2011 compared with $0.4 million expense for the three months ended September 30, 2010. Net interest expense was $0.2 million for the three month periods ended September 30, 2011 and 2010, and represented the total interest charges on the outstanding balance of our credit facility. Other income and expense, net, also included $0.1 million for the three months ended September 30, 2011 compared to $0.2 million for the three months ended September 30, 2010, related to other expenses.

Income Taxes.

Income tax benefit for the three month periods ended September 30, 2011 and 2010 was approximately $0.1 million and $11.2 million, respectively. The income tax benefit in 2010 was primarily due to the release of a significant portion of our valuation allowances related to our U.S. net deferred tax assets during the third quarter 2010. See Note 13 to our unaudited consolidated financial statements for additional detail.

Restructuring.

During the third quarter of 2011, we initiated a plan to relocate our Hoefer subsidiary’s San Francisco, California facility as part of a business improvement initiative. We also developed a plan to improve operating margins at our Coulbourn Instruments subsidiary. We recorded restructuring charges of approximately $0.5 million, which included $0.3 million in fixed asset write offs, $0.1 million in severance payments and $0.1 million in other expenses.

During the third quarter of 2010, we developed a plan to streamline our operations at Panlab, our Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization. During the third quarter of 2010, we recorded restructuring charges of approximately $0.3 million, representing severance payments to employees. No charges were incurred beyond the third quarter of 2010 on this matter.

Selected Results of Operations

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	2010	Dollar Change	% Change
	(dollars in thousands, unaudited)

Revenues	$79,837	$78,658	$1,179	1.5%
Cost of product revenues	42,804	41,259	1,545	3.7%
Gross margin percentage	46.4%	47.5%		-2.4%
Sales and marketing expenses	12,809	12,100	709	5.9%
General and administrative expenses	13,122	12,475	647	5.2%
Research and development expenses	3,948	3,549	399	11.2%

Revenues.

Revenues increased $1.2 million, or 1.5%, to $79.8 million for the nine months ended September 30, 2011 compared to $78.7 million for the same period in 2010. Our Coulbourn Instruments and CMA Microdialysis acquisitions contributed approximately $2.2 million, or 2.8%, to the revenue increase in the nine months ended September 30, 2011. The effect of a weakened U.S. dollar increased our revenues by $1.7 million, or 2.1%, compared with the same period in 2010. Adjusting for the effects of foreign currency and acquisitions, revenues were down $2.7 million, or 3.4%.

In our Biochrom business, sales to GEHC decreased by $3.5 million, which affected our global year-to-year organic revenue comparison by negative 4%. In our Hoefer business, sales to GEHC were down by $0.6 million, which accounted for an additional 1% organic decline.

Cost of product revenues.

Cost of product revenues increased $1.5 million, or 3.7%, to $42.8 million for the nine months ended September 30, 2011 compared with $41.3 million for the nine months ended September 30, 2010. The increase in cost of product revenues included $1.2 million, or 2.8%, attributable to our Coulbourn Instruments and CMA Microdialysis acquisitions. A weakened U.S. dollar caused a $0.9 million, or 2.1%, unfavorable currency effect on cost of product revenues for the nine months ended September 30, 2011. Gross profit as a percentage of revenues decreased to 46.4% for the nine months ended September 30, 2011 compared with 47.5% for the same period in 2010. The decrease in gross profit as a percentage of revenues was primarily due to a less favorable sales mix.

Sales and marketing expense.

Sales and marketing expenses increased $0.7 million, or 5.9%, to $12.8 million for the nine months ended September 30, 2011 compared with $12.1 million for the nine months ended September 30, 2010. In LSRT, sales and marketing expenses increased $0.5 million, or 4.2%, primarily due to $0.3 million, or 2.7%, of expenses related to our Coulbourn Instruments and CMA Microdialysis acquisitions, and $0.2 million, or 1.6%, due to the impact of a weaker U.S. dollar compared to the same period in 2010. In RMD, sales and marketing expenses increased $0.2 million, to $0.3 million, primarily due to an increase in business development expenses.

General and administrative expense.

General and administrative expenses increased $0.6 million, or 5.2%, to $13.1 million for the nine months ended September 30, 2011 compared with $12.5 million for the nine months ended September 30, 2010. In LSRT, general and administrative expenses increased $0.4 million, or 3.5% primarily due to a $0.5 million, or 3.9%, increase due to our Coulbourn Instruments and CMA Microdialysis acquisitions, and a $0.2 million, or 1.3%, due to the impact of a weaker U.S. dollar compared to the same period in 2010, partially offset by a reduction of $0.2 million, or 1.7% in other general and administrative areas combined. In RMD, general and administrative expenses increased $0.2 million due to increased activity in our regenerative medicine device initiative, including costs related to our review of strategic alternatives for maximizing value of the RMD business for our stockholders.

Research and development expense.

Research and development expenses increased $0.4 million, or 11.2%, to $3.9 million for the nine months ended September 30, 2011 compared with $3.5 million for the same period in 2010. In LSRT, the research and development expenses decreased $0.5 million, or 16.4%, due to lower expenses of $0.6 million at our Biochrom and Harvard Apparatus businesses partly offset by a $0.1 million, or 4.0%, increase due to our Coulbourn Instruments and CMA Microdialysis acquisitions. In RMD, research and development expenses increased $0.9 million, to $1.2 million, primarily due to increased activity in our stem cell therapy injector.

Amortization of intangible assets.

Amortization of intangible assets increased $0.3 million, or 18.4%, to $2.0 million for the nine months ended September 30, 2011 compared with $1.7 million for the same period in 2010. The year-to-year increase in the amortization expenses was primarily due to the acquisition of Coulbourn Instruments in August 2010 and CMA Microdialysis in July 2011.

Other income (expense), net.

Other income and expense, net, was $1.1 million and $0.4 million expense for the nine month periods ended September 30, 2011 and 2010, respectively. Net interest expense was $0.6 million for the nine months ended September 30, 2011 compared to net interest expense of $0.4 million for the nine months ended September 30, 2010. The increase in net interest expense was primarily due to higher average debt balances in the nine months ended September 30, 2011 compared to the prior year period. Other income and expense, net, for the nine months ended September 30, 2010 also included a $0.4 million gain from adjustment of the contingent consideration related to our Denville Scientific acquisition and foreign exchange losses of $0.1 million. Other income and expense, net, for the nine month periods ended September 30, 2011 and 2010, also included $0.5 million and $0.3 million, respectively, related to other expenses.

Income Taxes.

Income tax expense for the nine months ended September 30, 2011 was approximately $0.5 million. The effective income tax rate for the nine months ended September 30, 2011 was 13.6%. The difference between our effective tax rate and the US statutory tax rate is principally attributable to the reversal of the uncertain tax liability of $0.5 million in the first quarter of 2011 and our foreign rate differential. The income tax benefit for the nine months ended September 30, 2010 was approximately $10.0 million. This income tax benefit was primarily due to the release of a significant portion of our valuation allowances related to our U.S. deferred tax assets during the third quarter 2010. See Note 13 to our unaudited consolidated financial statements for additional detail.

Restructuring Charges.

During the third quarter of 2011, we initiated a plan to relocate our Hoefer subsidiary’s San Francisco, California facility as part of a business improvement initiative. We also developed a plan to improve operating margins at our Coulbourn Instruments subsidiary. We recorded restructuring charges of approximately $0.5 million, which included $0.3 million in fixed asset write offs, $0.1 million in severance payments and $0.1 million in other expenses.

During the third quarter of 2010, we developed a plan to streamline our operations at Panlab, our Harvard Apparatus business in Spain. The plan included workforce reduction in all functions of the organization. During the third quarter of 2010, we recorded restructuring charges of approximately $0.3 million, representing severance payments to employees. No charges were incurred beyond the third quarter of 2010 on this matter.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, and capital expenditures.

We ended the third quarter of 2011 with cash and cash equivalents of $16.2 million compared to $19.7 million at December 31, 2010. As of September 30, 2011 and December 31, 2010, we had $16.3 million and $18.0 million, respectively, of borrowings outstanding under our credit facility. Total debt, net of cash and cash equivalents was $0.1 million at September 30, 2011. Total cash and cash equivalents, net of debt was $1.7 million at December 31, 2010.

Overview of Cash Flows

(in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operations:
Net income	$3,074	$16,832
Changes in assets and liabilities	(4,362)	(2,204)
Other adjustments to operating cash flows	5,293	(6,584)

Net cash provided by operating activities	4,005	8,044

Investing activities:
Acquisition, net of cash acquired	(5,165)	(6,115)
Other investing activities	(1,285)	(969)

Net cash used in investing activities	(6,450)	(7,084)

Financing activities:
Proceeds (repayment) of debt, net	(1,703)	4,688
Purchases of treasury stock	—	(5,000)
Other financing activities	449	194

Net cash used in financing activities	(1,254)	(118)

Effect of exchange rate changes on cash	232	(213)

(Decrease) Increase in cash and cash equivalents	$(3,467)	$629

Our operating activities generated cash of $4.0 million for the nine months ended September 30, 2011 compared to $8.0 million for the nine months ended September 30, 2010. The decrease in the cash flow from operations was primarily due to lower net income because of lower shipments of the Nanovue spectrophotometer and the softness in the academic and government research spending in the U.S., and changes to working capital year to year.

Our investing activities used cash of $6.5 million during the nine months ended September 30, 2011 compared to $7.1 million during the nine months ended September 30, 2010. Investing activities during both 2010 and 2011 included acquisitions of businesses, purchases and sales of property, plant and equipment and expenditures for our catalogs. In July 2011, we acquired CMA Microdialysis for approximately $5.2 million, which was funded from our existing cash balances. During the second quarter of 2010 we made the final payment of approximately $1.5 million related to our acquisition of Denville Scientific and in August 2010, we acquired Coulbourn Instruments for approximately $4.6 million which was funded from our existing cash balances and borrowings under our credit facility. All of these payments were included in “Acquisition, net of cash acquired” under investing activities. We spent $0.2 million and $0.3 million in the nine months ended September 30, 2011 and 2010, respectively, on catalog costs. We spent $1.2 million and $0.6 million in the nine months ended September 30, 2011 and 2010, respectively, on capital expenditures. We currently expect to make approximately $0.4 million of capital expenditures during the fourth quarter of 2011.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the nine months ended September 30, 2011, financing activities used cash of $1.3 million, compared to $0.1 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011 we repaid $1.7 million of debt under our credit facility. During the nine months ended September 30, 2010 we had net proceeds of debt of $4.7 million and we repurchased in the open market 1.4 million shares of our common stock at a cost of $5.0 million, including commissions. Other financing activities for the periods ended September 30, 2011 and 2010 included the net proceeds from the issuance of common stock of $0.5 million and $0.2 million, respectively.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, we entered into the Amendment with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for 12 months and beyond. However, we may use substantial amounts of capital to accelerate product development or expand our sales and marketing activities. We may need to raise additional capital in order to make significant acquisitions or to finance our RMD business. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot assure you that we will be successful in raising additional capital on favorable terms or at all.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the British pound sterling, Euro and Swedish krona.

Changes in foreign currency exchange rates resulted in increases in revenues of $1.7 million and expenses of $1.3 million during the nine months ended September 30, 2011, compared to decreases in revenues of $0.7 million and expenses of $0.6 million during the nine months ended September 30, 2010.

The gain associated with the translation of foreign equity into U.S. dollars was approximately $0.3 million during the nine months ended September 30, 2011 compared to a loss associated with the translation of foreign equity into U.S. dollars of approximately $0.8 million during the nine months ended September 30, 2010 (refer to note 8 to our unaudited consolidated financial statements). In addition, currency exchange rate fluctuations resulted in approximately $44,000 and $0.1 million in foreign currency losses during the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and December 31, 2010, we had $16.3 million and $18.0 million, respectively, outstanding under our credit facility. The borrowings under our credit facility were primarily related to our acquisitions, and repurchases of our common stock under our stock repurchase program.

Contractual Obligations

The following schedule represents our contractual obligations, excluding interest, as of September 30, 2011.

	Total	2012	2013	2014	2015	2016	2017 and Beyond
	(in thousands)
Bank credit facility and notes payable	$16,305	$—	$16,305	$—	$—	$—	$—
Operating leases	4,960	1,284	891	837	749	676	523

Total	$21,265	$1,284	$17,196	$837	$749	$676	$523

We had a liability at September 30, 2011 of $0.2 million for uncertain tax positions taken in an income tax return. We do not know the ultimate resolution of this uncertain tax position and as such, do not know the ultimate timing of payments related to this liability. Accordingly, this amount is not included in the above table.

We have an underfunded pension liability of $2.7 million, net of tax, for the period ended September 30, 2011 which is recognized as part of the accumulated other comprehensive income in the consolidated balance sheets. Since we do not know the ultimate timing of payments related to this liability, this amount has not been included in the above table.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles- Goodwill and Other (ASU 2011-08). Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this update will be applied retrospectively and will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years with early adoption permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The majority of our manufacturing and testing of products occurs in research centers in the United States, the United Kingdom, Germany, Sweden and Spain. We sell our products globally through our direct catalog sales, direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results.

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2011, we had $16.3 million outstanding under our revolving credit facility. On September 30, 2011, we entered into the Amendment with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. At September 30, 2011, the interest rate on this debt was 3.24%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of September 30, 2011 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of September 30, 2011	Interest expense increase
(in thousands)
Interest rates increase by 1%	$163
Interest rates increase by 2%	$326

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

To our knowledge, there have been no material changes to the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 16, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: November 9, 2011

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer