Form 10-K
period 2011-12-31
HARVARD BIOSCIENCE INC
filed 2012-03-15
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

(508) 893-8999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐    NO ☒

The aggregate market value of 24,590,226 shares of voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $131,065,905 based on the closing sales price of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”) on that date. Shares of the registrant’s Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 8, 2012, there were 28,752,670 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, our business strategy, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates, our expectations regarding future costs of product revenues, our anticipated compliance with the covenants contained in our credit facility, the adequacy of our financial resources and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “strategy,” “potential,” “new,” “goal” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 13 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Bioscience, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I

Item 1.	Business.

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer and marketer of a broad range of specialized products, primarily apparatus and scientific instruments which are used to advance life science research and regenerative medicine. Our products are sold to thousands of researchers in over 100 countries primarily through our 850 page catalog (and various other specialty catalogs), our website, through distributors, including GE Healthcare, Thermo Fisher Scientific Inc. and VWR, and via our field sales organization. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden and Spain with additional facilities in France and Canada.

Our History

Our business began in 1901 under the name Harvard Apparatus and has grown over the years with the development and evolution of modern life science tools. Our early inventions included the mechanical syringe pump in the 1950s for drug infusion and the microprocessor controlled syringe pump in the 1980s.

In March 1996, a group of investors led by our CEO and President acquired a majority of the then existing business of our predecessor, Harvard Apparatus. Following this acquisition, we redirected the focus of our Company to participate in the higher growth areas, or bottlenecks, within life science research by acquiring and licensing innovative technologies while continuing to grow the existing business through internal product development and marketing, partnerships and acquisitions. Since March 1996, we have completed 24 business or product line acquisitions related to our continuing operations and internally developed many new product lines including: new generation Harvard Apparatus syringe pumps, PHD Ultra series of syringe pumps, advanced

Inspira ventilators, GeneQuant DNA/RNA/protein calculators, Ultrospec spectrophotometers, our microliter spectrophotometer, 2D electrophoresis products, UVM plate readers and the BTX-MOS 96 well electroporation system. Recently we have developed novel devices to advance the emerging field of regenerative medicine. We currently have three marketed products in this field, the “InBreath” hollow organ bioreactor, the “LB2” Solid Organ Bioreactor and the “PHD Ultra Nanomite” stem cell therapy injection system. These products are currently available for research use only unless use on humans is approved in accordance with hospital ethics committee protocols and local regulatory rules.

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

Our strategy in regenerative medicine is to create devices in collaboration with leading surgeons, not to discover pharmaceuticals, as creating devices like the “InBreath” bioreactor reduces risk compared to trying to discover new drugs; build these devices using our existing technologies and brands as this reduces the investment needed to get to market; and develop devices with significant disposable components as this is clinically safer and will also allow us to participate on a per-procedure basis following the sale of an instrument.

Our first regenerative medicine tool, the “InBreath” hollow organ bioreactor, was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in The Lancet, a leading general medicine journal, in November 2008. We have licensed this product from Dr. Macchiarini’s team, and worked to make it a commercial device. We believe that it is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

During the first half of 2010, one of our collaborators, Dr. Harald Ott at Massachusetts General Hospital (“MGH”) succeeded in regenerating a lung and subsequently transplanting it into a rat. In collaboration with Dr. Ott and MGH, we designed and developed a novel bioreactor, the LB-2 Solid organ bioreactor, that was used to grow the lung. The work was published online in Nature Medicine in July 2010. The bioreactor used by Dr. Ott was a modified version of one of our market leading Hugo-Sachs isolated organ systems.

In June 2011, the “InBreath” bioreactor was used for the world’s first successful transplantation of a synthetic tissue engineered windpipe. For the first time in history, a patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The cells were grown on the scaffold inside the bioreactor for two days before transplantation into the patient. Because the cells used to regenerate the trachea were the patient’s own, there has been no rejection of the transplant, and the patient is not taking immunosuppressive drugs. The patient had been suffering from late stage tracheal cancer, which before this surgery would have been inoperable, and is now alive and well eight months after the surgery. The operation was performed at the Karolinska University Hospital in Huddinge, Stockholm, by Dr. Paolo Macchiarini of the Karolinska University Hospital and Karolinska Institutet, and colleagues. Dr. Macchiarini led an international team which included people who designed and built the nanocomposite tracheal scaffold, and we produced a specifically designed bioreactor used to seed the scaffold with the patient’s own stem cells. The success of this transplant surgery was published in The Lancet on November 24, 2011.

In November 2011, a second patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The patient had been suffering from late stage tracheal cancer. The patient was discharged from the hospital in January 2012. On March 5, 2012, this patient died however the reason of his death has not yet been disclosed.

In addition to the bioreactors described above, we also have started the development of a clinical version of one of our market leading Harvard Apparatus research syringe pumps. The research version of this pump is called the “PHD Ultra Nanomite” stem cell therapy injection system. We anticipate that this pump will be used to inject cells into damaged tissue in cell therapy. We expect to submit this pump to the regulatory agencies in 2012 for approval.

Our Strategy

Our goal is to become a leading provider of tools for life science research and regenerative medicine. We refer to these two segments as our core Life Science Research Tools division (“LSRT”) and our Regenerative Medicine Device division (“RMD”).

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

Our Products

Today, our broad LSRT product range is generally targeted towards two major application areas: ADMET testing and molecular biology.

Our RMD business is targeted towards two major application areas: Stem cell therapy injectors to repair damaged organs and bioreactors to grow organs outside the human body.

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

We primarily sell these products under the Harvard Apparatus, BTX, KD Scientific, Hugo Sachs Elektronik, Panlab, Coulbourn Instruments, CMA Microdialysis and Warner Instruments brand names. The individual sales prices of these products are mostly under $5,000 but when combined into systems such as the Hugo Sachs isolated organ system the total sales price can be over $25,000. We typically sell our ADMET products through our catalogs and website with support from technical specialists, although BTX and KD Scientific branded products are primarily sold through distributors. Some of these products are described below:

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

Metabolism and Elimination—Organ Testing Systems

Organ testing systems use glass or plastic chambers together with stimulators and recording electrodes to study organ function. Organ testing systems enable either whole organs or strips of tissue from organs such as hearts, livers and lungs to be kept functioning outside the body while researchers perform experiments with them. This typically allows for multiple studies on a single donor animal. Studies on isolated livers are useful in determining metabolism and studies on kidneys are useful in determining elimination. We have sold basic versions of these systems for many years, but significantly expanded our product offerings through our acquisitions of Hugo Sachs Elektronik, Panlab s.l., and Coulbourn Instruments, LLC.

Toxicology—Precision Infusion Pumps and Behavioral Products

Infusion pumps, typically syringe pumps, are used to accurately infuse very small quantities of liquid, commonly drugs. Infusion pumps are generally used for long-term toxicology testing of drugs by infusion into animals, usually laboratory rats. We sell a wide range of different types of syringe pumps and many other products for infusing samples into and collecting samples from tissues, organs and animals. We sell our syringe pumps primarily under our Harvard Apparatus and KD Scientific brands.

We also design and manufacture behavioral products used in neuroscience, cardiology, psychological and respiratory studies to evaluate the effects of situational stimuli, drugs and nutritional infusions on motor and sensory, activity and learning and test behavior. Our behavioral product offerings are marketed under our Panlab, Coulbourn and CMA Microdialysis brands.

Cell Injection Systems

Cell injection systems use extremely fine bore glass capillaries to penetrate and inject drugs into or around individual cells. Cell injection systems are used to study the effects of drugs on single cells. Injection is accomplished either with air pressure or, if the drug molecule is electrically charged, by applying an electric current. We service the cell injection systems market primarily through our Warner Instruments brand.

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

Distributed Products

In addition to our proprietary manufactured products, we sell through our catalogs many products that are made by other manufacturers. Distributed products accounted for approximately 37% of our revenues for the year ended December 31, 2011. These distributed products enable us to provide our customers with a single source for their experimental needs. These complementary products consist of a large variety of devices, instruments and consumable items used in experiments involving cells, tissues, organs and animals in the fields of proteomics, physiology, pharmacology, neuroscience, cell biology, molecular biology and toxicology. We believe that many of our proprietary manufactured products are leaders in their fields; however, researchers often need complementary products in order to conduct particular experiments.

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

We expanded our molecular biology product offerings with our September 2009 acquisition of Denville Scientific, Inc. (“Denville”), a distributor of molecular biology laboratory consumables, with a strong focus on liquid handling consumables utilized in research laboratories. Denville’s field sales force sells these primarily Denville branded products to end users in universities and other research laboratories. This acquisition expanded our field sales capabilities and provided access to the US laboratory consumables market, which is currently estimated to be an approximately $1 billion market.

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

DNA/RNA/Protein Calculators

A DNA/RNA/protein calculator is a bench top instrument dedicated to quantifying the amount of DNA, RNA or protein in a sample. It uses a process similar to that of a molecular biology spectrophotometer. These are sold under the GeneQuant name. Our Biochrom subsidiary manufactures these products, and we primarily sell them through our distribution agreement with GE Healthcare.

Multi-Well Plate Readers

Multi-well plate readers are widely used for high throughput screening assays in the drug discovery process. The most common format is 96 wells per plate. Plate readers use light to detect chemical interactions. Our product line includes absorbance readers and luminescence readers. Our Biochrom subsidiary manufactures these products, and we sell them primarily through distributors under our Asys Hitech and Anthos Labtec brand names.

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

Gel Electrophoresis Systems

Gel electrophoresis is a method for separating and purifying DNA, RNA and proteins. In gel electrophoresis, an electric current is run through a thin slab of gel and the DNA, RNA or protein molecules separate out based on their charge and size. The gel is contained in a plastic tank with an associated power supply. We entered this market with the acquisition of Scie-Plas Ltd. in November 2001 and greatly expanded our range of gel electrophoresis products with our November 2003 acquisition of Hoefer, Inc. from GE Healthcare. Approximately 36% of Hoefer revenues come from a distribution agreement with GE Healthcare. Hoefer also markets its products through other distributors and through a catalog/web distribution channel under the Hoefer name. We expanded our presence in this market with the acquisition of Denville in September 2009.

Consumables

Our offering of molecular biology laboratory consumables with a liquid handling focus consists primarily of such products as pipettes, pipette tips, autoradiography film, gloves, thermal cycler accessories and reagents, which we sell through our field sales force in the U.S. Our Denville Scientific business services this market. In February 2012 we purchased AHN Biotechnologie GmbH. AHN is a manufacturer of laboratory consumables.

Our Customers

Our end-user customers are primarily research scientists at universities and government laboratories, including the U.S. National Institute of Health, or NIH and pharmaceutical and biotechnology companies. Our academic customers have included major colleges and universities such as Baylor University, Cambridge University, Harvard University, Johns Hopkins University, Massachusetts Institute of Technology, Yale

University and the University of Texas—MD Anderson Center. Our pharmaceutical and biotechnological customers have included pharmaceutical companies and research laboratories such as Amgen, Inc., AstraZeneca plc, Genentech, Inc. and Johnson & Johnson.

We conduct direct sales in the United States, the United Kingdom, Germany, France, Spain, Sweden and Canada. We sell primarily through distributors in other countries. Aggregate sales to our largest customer, GE Healthcare, a distributor with end-users similar to ours, accounted for approximately 6% of our revenues for the year ended December 31, 2011 compared to 10% of our revenues for the year ended December 31, 2010. The decrease was due to GE Healthcare’s acceleration of orders of our Nanovue Microvolume Spectrophotometer product during 2010 to secure an exclusive right to that product’s technology. As a result, GE Heathcare ordered the Nanovue product at rates below their sell-through rates as they reduced their inventory for most of 2011. We have several thousand customers worldwide and no other customer accounted for more than 5% of our revenues for such periods. Our September 2009 acquisition of Denville expanded our U.S. field sales capabilities and provided direct access to the laboratory consumables market.

Sales and Marketing

For the year ended December 31, 2011, revenues from direct sales to end-users represented approximately 58% of our revenues; and revenues from sales of our products through distributors represented approximately 42% of our revenues.

Direct Sales

We periodically produce and mail a Harvard Apparatus full-line catalog, which contains approximately 11,000 products on 850 pages and is printed in varying quantities ranging from 50,000 to 100,000 copies. The latest catalog, which is accessible on our website, serves as the primary sales tool for the Harvard Apparatus product line, which includes both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to the catalog and website, enables cross-selling and facilitates the introduction of new products. In addition to the comprehensive catalog, we create and mail abridged catalogs that focus on specific product areas along with direct mailers and targeted e-mailers, which introduce or promote new products. We distribute the majority of our catalog products through our worldwide subsidiaries.

We have field sales forces in several of our LSRT markets, where our sales people visit our customers’ laboratories each day. We have field sales teams in the United States, Canada, the United Kingdom, Germany, France and Spain.

In those regions where we do not have a subsidiary, or for products which we have acquired that had distributors in place at the time of our acquisition, we use distributors.

Distributors

GE Healthcare is our largest distributor, accounting for 6%, 10% and 12% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Historically, GE Healthcare has been our primary distributor, marketer and seller of a significant portion of our spectrophotometer and DNA/RNA calculator product lines of our Biochrom subsidiary. In April 2008, our Biochrom subsidiary entered into a new distribution agreement with GE Healthcare. Under the terms of the agreement, GE Healthcare serves as the exclusive, worldwide (except Canada) distributor, marketer and seller of a significant portion of the spectrophotometer and DNA/RNA calculator product lines sold by Biochrom, including the microliter spectrophotomer to which GE Healthcare has exclusive access on a worldwide basis including Canada.

GE Healthcare made sufficient purchases during 2010 to earn exclusivity to the technology used in our nanovue microvolume spectrophotometer product. GE Healthcare had a contractual right to earn such exclusivity for the term of its distribution agreement by purchasing a specified minimum quantity of that product in 2010.

GE Healthcare did not have any contractual minimum purchase obligation in 2011 and beyond for that product. As a result, GE Heathcare ordered the Nanovue product at rates below their sell-through rates as they reduced inventory for most of 2011 and consequently sales of this product to them were significantly lower in 2011 than in 2010. This product accounted for approximately 0.7%, 4.5% and 3.6% of our revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

The term of the agreement expires December 31, 2012. It may be terminated by either party upon one year advance written notice and may be extended by GE Healthcare for additional one-year periods. Additionally, upon breach of certain terms of the agreement by either party, the agreement may be terminated with a 60-day notice period.

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

In addition to engaging GE Healthcare as the primary distributor for our Biochrom and Hoefer products, we also engage distributors for the sales of Harvard Apparatus, Warner, BTX, KD Scientific, Asys Hitech, Anthos, Panlab, Coulbourn, CMA and SciePlas branded products in certain areas of the world and for certain product lines.

Backlog

Our order backlog was approximately $5.4 million each as of December 31, 2011 and 2010. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period. We typically ship our backlog at any given time within 90 days.

Research and Development

Our principal research and development mission in our LSRT division is to develop products that address growth opportunities within the life science research process, particularly for application in the areas of ADMET testing and molecular biology and liquid handling. Through our RMD division, we are also working to develop new products aimed at long term opportunities in the emerging field of regenerative medicine.

Our research and development expenditures were approximately $5.4 million, $4.7 million and $4.4 million in 2011, 2010 and 2009, respectively. The increase in research and development expenses during 2011 was primarily due to increased spending in our regenerative medicine initiative through our RMD division. This increase was partially offset by reduced spending in our Harvard Apparatus and Biochrom businesses. We anticipate that we will continue to make investments in research and development activities as we deem appropriate given the circumstances at such time. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and collaborations, and acquiring products through business and technology acquisitions.

We maintain development staff in most of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation level. Our in-house development is focused on our current technologies.

Manufacturing

We manufacture and test the majority of our products in our principal manufacturing facilities located in the United States, the United Kingdom, Sweden, Spain and Germany. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house manufacturing expertise, technologies and resources. We seek to maintain multiple suppliers for key components that are not manufactured in-house, and while some of our products are dependent on sole-source suppliers, we do not believe our dependence upon these suppliers creates any significant risks.

Our manufacturing operations primarily involve assembly and testing activities. We manufacture syringe pumps, ventilators, cell injectors, molecular sample preparation products and electroporation products in Holliston, Massachusetts. The manufacture of our cell biology and electrophysiology products takes place in both our Holliston, Massachusetts facility and our Hamden, Connecticut facility. We manufacture spectrophotometers, amino acid analysis systems, low-volume, high-throughput liquid dispensers and our plate readers in our Cambridge, England facility. We manufacture our surgery and anesthesia related products and physiology-teaching products in our Edenbridge, England facility. We manufacture our complete organ testing systems and bioreactors in March-Hugstetten, Germany. Our electrophoresis products are manufactured at our Richmond, California facility. Behavioral science products are manufactured in our Barcelona, Spain and Whitehall, Pennsylvania facilities. Our microdialysis products are manufactured at our Holliston, Massachusetts and Solna, Sweden facilities.

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

Seasonality

Our business is generally not seasonal, however, sales and earnings in our third quarter are usually flat or down from the second quarter primarily because there are a large number of holidays and vacations during such quarter, especially in Europe. Our fourth quarter sales and earnings are often the highest in any fiscal year compared to the other three quarters, primarily because many of our customers tend to spend budgeted money before their own fiscal year ends.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. Patents or patent applications cover certain of our new technologies. Most of our more mature product lines are protected by trade names and trade secrets only.

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

“Harvard” is a registered trademark of Harvard University. The marks “Harvard Apparatus” and “Harvard Bioscience” are being used pursuant to a license agreement entered into in December 2002 between us and Harvard University.

Government Regulation

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate. In particular, our current LSRT products are not subject to pre-market approval by the United States Food and Drug Administration (“FDA”) for use on human clinical patients. As we continue to develop new products for regenerative medicine applications in our RMD division, we expect that we will seek approvals from the FDA for certain such products for use in clinical applications. We expect the first such application to be for a clinical syringe pump which will be the platform for cell injector products. We plan to file applications with the FDA and other regulatory agencies for the clinical syringe pump in 2012. In addition, we believe we are currently in compliance with all relevant environmental laws.

Employees

As of December 31, 2011, we employed 396 employees, of which 375 are full-time and 21 are part-time. Geographical residence information for these employees is summarized in the table below:

As of December 31, 2011
United States	229
United Kingdom	89
Spain	36
Germany	19
Sweden	12
Canada	8
France	3

Total	396

Discontinued Operations

In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc. As at December 31, 2011, Digilab had delivered promissory notes of $4.6 million. The unpaid principal balance of the promissory notes bear an interest of LIBOR plus 1100 basis points per annum. To date we have recorded valuation allowances for 100% of the earn-out promissory notes as we have deemed their collectability as being uncertain.

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the asset purchase agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6.0 million each year and (ii) 8% of the revenue generated above $6.0 million each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. We regularly monitor the financial performance of the UBIO Acquisition Company to determine their ability to pay the earn out amounts when they become due on September 30, 2013. As at December 31, 2011, UBIO Acquisition Company had delivered promissory notes of $0.6 million. The unpaid principal balance of the promissory notes bear an interest of 12% per annum. To date we have recorded valuation allowances for 100% of the earn-out promissory notes as we have deemed their collectability as being uncertain.

Going forward, we will continue to monitor the financial performance of UBIO Acquisition Company and Digilab and recognize any contingent consideration in discontinued operations when and if realization of earn-out amounts is deemed to be likely.

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

Executive Officers of the Registrant

The following table shows information about our executive officers as of December 31, 2011.

Name	Age	Position
Chane Graziano	73	Chief Executive Officer and Chairman of the Board of Directors
David Green	47	President and Director
Thomas McNaughton	51	Chief Financial Officer and Treasurer
Susan Luscinski	55	Chief Operating Officer

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

David Green has served as the Company’s President and a member of the Board of Directors of the Company since March 1996. Prior to joining the Company, Mr. Green was a strategy consultant with Monitor Company, a strategy consulting company, in Cambridge, Massachusetts and Johannesburg, South Africa from June 1991 until September 1995 and a brand manager for household products with Unilever PLC, a packaged consumer goods company, in London from September 1985 to February 1989. Mr. Green currently is President and a board member of the Harvard Business School Healthcare Industry Alumni Association, and on the Executive Advisory Board of The University of Massachusetts Lowell Nanomanufacturing Center. Mr. Green graduated from Oxford University with a B.A. Honors degree in physics and holds a M.B.A. degree with distinction from Harvard Business School.

Thomas McNaughton has served as our Chief Financial Officer and Treasurer since November 14, 2008. Prior to joining Harvard Bioscience, Mr. McNaughton provided, from January 2008 to September 2008 financial consulting services, primarily to an angel-investing group and a silicon manufacturing start-up. From 2005 to 2007, Mr. McNaughton served as Vice President Finance and Chief Financial Officer for Tivoli Audio, LLC, a venture capital-backed global manufacturer of premium audio systems. Prior to joining Tivoli Audio, LLC, from 1990 to 2005, Mr. McNaughton served in various managerial positions in the areas of financial reporting, treasury, investor relations, and acquisitions within Cabot Corporation, a global manufacturer of fine particulate products, and served from 2002 to 2005 as Finance Director, Chief Financial Officer of Cabot Supermetals, a $350 million Cabot division that provided high purity tantalum and niobium products to the electronics and semiconductor industries. Mr. McNaughton practiced from 1982 to 1990 as a Certified Public Accountant in the audit services group of Deloitte & Touche, LLP. Mr. McNaughton holds a B.S. in accounting and finance from Babson College. Mr. McNaughton is a certified public accountant.

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

Available Information and Website

Our website address is www.harvardbioscience.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and exhibits and amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act are available for review on our website and the Securities and Exchange Commission’s website at www.sec.gov. Any such materials that we file with, or furnish to, the Securities and Exchange Commission (“SEC”) in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

As previously discussed, our actual results could differ materially from our forward-looking statements. Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur our business operations, performance and financial condition could be adversely affected and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K.

The current soft economic environment and continued uncertainty in the financial markets and other adverse changes in general conditions may exacerbate certain risks affecting our business.

The global financial crisis that began in 2008 caused disruption in the financial markets, including somewhat diminished liquidity and credit availability. We are unable to predict the strength and duration of an economic recovery. While these conditions have not impaired our ability to access credit markets to date, there can be no assurance that these conditions will not adversely affect our ability to do so in the future, particularly if there is further deterioration in the world financial markets and major economies.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Continued concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could continue to negatively impact demand for our products. If economic growth in the U.S. and other countries continues to be slow and does not improve, customers may delay purchases of our products. The tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products. If global economic and market conditions, or economic conditions in the United States, remain uncertain or persist, spread, or deteriorate further, we may experience a material adverse effect on our business, operating results and financial condition. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. We cannot project the extent of the impact of the economic environment on our industry or us.

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

We may have difficulty successfully integrating the acquired businesses, the domestic and foreign operations or the product lines, and as a result, we may not realize any of the anticipated benefits of the acquisitions. Recently, we completed the acquisition of Coulbourn Instruments in August 2010 and CMA Microdialysis in July 2011. We cannot assure that our growth rate will equal the growth rates that have been experienced by us and the acquired companies, respectively, operating as separate companies in the past.

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

Under accounting principles generally accepted in the United States (“US GAAP”), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which could adversely affect our results of operations.

Accounting for goodwill and other intangible assets may have a material adverse effect on us.

We assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASU”) 360, “Property, Plant and Equipment”. In accordance with FASB ASU 350, “Intangibles-Goodwill and Other”, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by FASB ASU 360 and FASB ASU 350, which could have an adverse effect on net income for the period in which the write-off occurs. At December 31, 2011, our continuing operations had goodwill and intangible assets of $57.8 million, or 46%, of our total assets. We concluded that none of our goodwill or other intangible assets was impaired.

Future changes in financial accounting standards may adversely affect our reported results of operations.

We prepare our consolidated financial statements in accordance with US GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. These new accounting pronouncements may adversely affect our reported financial results.

If our accounting estimates are not correct, our financial results could be adversely affected.

Management judgment and estimates are required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled critical accounting policies beginning on page 39 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Our business is subject to economic, political and other risks associated with international revenues and operations.

Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from our non-U.S. operations represented approximately 41% of total revenues for 2011. We anticipate that revenue from international operations will continue to represent a substantial portion of our revenues in the foreseeable future. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. The recent global economic slowdown has and could continue to have a negative effect on various foreign markets in which we operate. Accordingly, our future results could be harmed by a variety of factors, including:

•	the impact of recessions and other economic conditions in economies, including Europe in particular, outside the United States,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•	limitations on repatriations of funds,

•	potentially negative consequences from changes in tax laws affecting the ability to or cost of repatriating profits,

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

We are also subject to the risks of fluctuating foreign exchange rates, which could have a materially adverse effect on the sales price of our products in foreign markets, as well as the costs and expenses of our foreign subsidiaries. Approximately 37% of our business during 2011 was conducted in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency translation and transaction gains and losses. Generally, we have not used forward exchange contracts to hedge our foreign currency exposures. However, in order to mitigate the impact of changes in foreign currency exchange rates, in 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and did not designate these derivative instruments as accounting hedges. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods, including foreign currency contracts. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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

During the quarter ended March 31, 2009, we initiated a plan to relocate the Scie-Plas operation to Hoefer’s San Francisco, California facility and exit the general fabrication business as part of our ongoing business improvement initiative.

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

During the quarter ended September 30, 2011, we initiated a plan to relocate our Hoefer subsidiary’s San Francisco, California facility as part of a business improvement initiative. We also developed a plan to improve operating margins at our Coulbourn Instruments subsidiary.

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

We announced the launch of our “InBreath” bioreactor, which was our first product in the field of regenerative medicine. Since that time, we have developed additional bioreactor products and we intend to expand our portfolio of bioreactors in the field of regenerative medicine. In addition to developing bioreactors, we are also developing a stem cell therapy injector based on our market leading Harvard Apparatus research syringe pump technology. We expect to submit this injector to the United States Food and Drug Administration (“FDA”) in 2012 for approval for clinical use on patients. We intend to develop a series of products to address what we believe is a long-term growth opportunity in the field of regenerative medicine. Although we believe the field of regenerative medicine presents long-term opportunities for us, we may be unsuccessful in identifying and pursuing such opportunities. We may be unsuccessful in introducing new products in the field of regenerative medicine, expanding current product offerings and commercializing existing or new technologies. In addition, there may be a lack of demand in the present or in the future for the products that we introduce in the field of regenerative medicine. We may be required to obtain regulatory approvals, including FDA approvals, for our products in the field of regenerative medicine and there is no assurance that we will be able to successfully obtain such approvals on a timely basis or at all.

The current size and the anticipated size of the regenerative medicine market may be smaller than what we currently believe. In addition, the existence and size of the opportunities that we believe currently are, or may in the future be, available to us may not exist or develop. We may experience competition from many competitors, some of whom may have greater resources or better products or technologies than we do. Our customers may experience decreased demand for our products and research funding levels from endowments at our university customers may decrease. Finally, we will need to acquire, develop and protect our intellectual property, which may involve significant costs, and operate without infringing on the intellectual property of others. Any failure in our pursuit of opportunities in the field of regenerative medicine could have a material impact on our financial condition and results of operations.

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

We have a $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. As of December 31, 2011 and 2010, we had borrowings of $16.3 million and $18.0 million, respectively, under the credit facility. The credit facility includes covenants relating to income, debt coverage and cash flow and minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the $20.0 million facility may become immediately due and payable. This immediate payment may negatively impact our financial condition.

Failure to raise additional capital or generate the significant capital necessary to implement our acquisition strategy, finance the development of our Regenerative Medicine Device business, expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

We anticipate that our financial resources, which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. Our inability to raise sufficient capital on favorable terms and on a timely basis (if at all) could seriously harm our business, product development, development of our Regenerative Medicine Device business and acquisition efforts.

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

For 2011, approximately 6% of the Company’s revenues were generated through our two distribution agreements with GE Healthcare.

In April 2008, our Biochrom subsidiary entered into a new distribution agreement with GE Healthcare. The second distribution agreement, between Hoefer, Inc., our subsidiary, and GE Healthcare was entered into in November 2003. We have little or no control over GE Healthcare’s marketing and sales activities or the use of its resources. GE Healthcare may fail to purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. The failure by GE Healthcare to perform these activities could materially adversely affect our business and growth prospects. In addition, following any termination of such agreements, our inability to enter into new agreements with GE Healthcare for product distribution could materially impede the growth of our business and our ability to generate sufficient revenue.

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

The manufacture, sale and use of products and services may expose us to product liability claims for which we could have substantial liability.

We face an inherent business risk of exposure to product liability claims if our products, services or product candidates, including without limitation, any of our life science research tools or our “InBreath” bioreactors or syringe pumps utilized now or in the future in relation to our Regenerative Medical Device division, are alleged or found to have caused injury, damage or loss. We may in the future be unable to obtain insurance with adequate levels of coverage for potential liability on acceptable terms or claims of this nature may be excluded from coverage under the terms of any insurance policy that we can obtain. If we are unable to obtain such insurance or the amounts of any claims successfully brought against us substantially exceed our coverage, then our business could be adversely impacted.

If we fail to maintain satisfactory compliance with the regulations of the United States Food and Drug Administration and other governmental agencies, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

Our operations are subject to regulation by different state and federal government agencies in the United States and other countries. If we fail to comply with those regulations, we could be subject to fines, penalties, criminal prosecution or other sanctions. Some of the products we produce are subject to regulation by the United States Food and Drug Administration and similar foreign and domestic agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar foreign and domestic agencies, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution.

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

In particular, the biotechnology industry is largely dependent on raising capital to fund its operations. If biotechnology companies that are our customers are unable to obtain the financing necessary to purchase our products, our business and results of operations could be materially adversely affected. As it relates to both the biotechnology and pharmaceutical industries, many companies have significant patents that have expired or are about to expire, which could result in reduced revenues for those companies. If pharmaceutical or biotechnology companies that are our customers suffer reduced revenues as a result of these patent expirations, they may be unable to purchase our products, and our business and results of operations could be materially adversely affected.

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

Cash dividends will not likely be paid on our common stock.

Currently, we intend to retain all of our earnings to finance the expansion and development of our business and do not anticipate paying any cash dividends to holders of our common stock in the near future. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the near future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our ten principal facilities incorporate manufacturing, research and development, sales and marketing, and administration functions. Our facilities consist of:

•	a leased 61,570 square foot facility in Holliston, Massachusetts, which includes our corporate headquarters,

•	a leased 28,000 square foot facility in Cambridge, England,

•	a leased 20,853 square foot facility in Barcelona, Spain,

•	a leased 29,020 square foot facility in Richmond, California,

•	a leased 17,436 square foot facility in South Plainfield, New Jersey,

•	an owned 15,500 square foot facility in Edenbridge, England,

•	a leased 12,031 square foot facility in March-Hugstetten, Germany,

•	a leased 7,500 square foot facility in Hamden, Connecticut,

•	a leased 23,000 square foot facility in Whitehall, Pennsylvania, and

•	a leased 3,000 square foot facility in Solna, Sweden

We also lease additional facilities for sales and administrative support in Les Ulis, France, St. Augustin, Germany and Montreal, Canada and warehouse space in Cambridge, England.

We sublease 15,000 square feet of space of our Holliston, Massachusetts facility.

We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any significant claims or legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been quoted on the NASDAQ Global Market since our initial public offering on December 7, 2000, and currently trades under the symbol “HBIO.” The following table sets forth the range of the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the quarterly periods indicated.

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$6.26	$4.00
Second Quarter	$6.18	$4.66
Third Quarter	$6.04	$3.82
Fourth Quarter	$5.25	$3.81

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$4.10	$3.22
Second Quarter	$4.50	$3.27
Third Quarter	$3.92	$3.22
Fourth Quarter	$4.10	$3.71

On March 8, 2012, the closing sale price of our common stock on the NASDAQ Global Market was $3.93 per share. There were 218 holders of record of our common stock as of March 8, 2012. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

During 2008, 2009 and 2010, we repurchased in the open market 3,084,723 shares of common stock at an aggregate cost of $10.0 million, including commissions under the stock repurchase program. The 2010 share repurchases completed the Company’s $10.0 million stock repurchase program.

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

The following graph provides a comparison of the cumulative total stockholder return on the Company’s Common Stock from December 31, 2006 to December 31, 2011 with the cumulative return of the Russell 2000 Index and the Nasdaq Biotechnology Index over the same period. The five-year cumulative return assumes an initial investment of $100 in the Company’s Common Stock and in each index on December 31, 2011. The total return for the Company’s Common Stock and the indices used assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harvard Bioscience, Inc., the Russell 2000 Index,

and the NASDAQ Biotechnology Index

* $100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
Harvard Bioscience, Inc.	100.00	89.28	51.66	69.59	79.53	75.44
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

Item 6.	Selected Financial Data

The financial data presented below have been derived from our audited consolidated financial statements. The selected historical financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” and with our previously filed Annual Reports on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements. The information presented below is not necessarily indicative of the results of our future operations.

	For The Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$108,864	$108,179	$85,772	$88,049	$83,407
Cost of product revenues	58,604	56,372	44,089	45,893	43,161

Gross profit	50,260	51,807	41,683	42,156	40,246
Operating expenses	44,183	41,589	33,628	33,677	30,713

Operating income	6,077	10,218	8,055	8,479	9,533
Other (expense) income, net	(1,535)	(655)	1,757	(829)	35

Income from continuing operations before income taxes	4,542	9,563	9,812	7,650	9,568
Income tax expense (benefit)	730	(9,452)	2,673	2,240	1,970

Income from continuing operations	3,812	19,015	7,139	5,410	7,598
Discontinued operations (1)
Income (loss) from discontinued operations, net of tax	—	—	94	(457)	(5,864)
Loss on disposition of discontinued operations, net of tax	—	—	—	(3,280)	(3,088)

Total gain (loss) from discontinued operations, net of tax	—	—	94	(3,737)	(8,952)

Net income (loss)	$3,812	$19,015	$7,233	$1,673	$(1,354)

Income (loss) per share:
Basic earnings per common share from continuing operations	$0.13	$0.66	$0.24	$0.18	$0.25
Discontinued operations	—	—	0.00	(0.12)	(0.29)

Basic earnings (loss) per common share	$0.13	$0.66	$0.24	$0.05	$(0.04)

Diluted earnings per common share from continuing operations	$0.13	$0.65	$0.24	$0.17	$0.24
Discontinued operations	—	—	0.00	(0.12)	(0.29)

Diluted earnings (loss) per common share	$0.13	$0.65	$0.24	$0.05	$(0.05)

Weighted average common shares:
Basic	28,451	28,967	29,649	30,882	30,646

Diluted	29,819	29,405	29,946	31,354	31,405

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,916	$19,704	$16,588	$13,698	$17,889
Working capital	48,004	47,270	35,941	32,249	37,970
Total assets	126,634	124,797	107,231	81,271	98,853
Long-term debt, net of current portion	16,300	18,009	13,308	59	5,578
Stockholders’ equity	$95,499	$90,248	$75,257	$66,718	$74,137

(1)	During the quarter ended September 30, 2005, we announced plans to divest our Capital Equipment Business segment and started reporting it as part of our discontinued operations.

During the year ended December 31, 2007, we utilized a market approach and re-evaluated the fair value less costs to sell of the assets that comprised the Capital Equipment Business segment. Based on our evaluation, additional asset impairment charges of approximately $2.9 million were recorded during 2007.

In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc. The purchase price paid by Digilab under the terms of the asset purchase agreement consisted of $1.0 million in cash plus additional consideration in the form of an earn-out based on 20% of the revenue generated by the acquired business as it is conducted by Digilab over a three-year period post-transaction. Any earn-out amounts will be evidenced by interest bearing promissory notes due on November 30, 2012. During the fourth quarter of 2007, we recorded a loss on this sale of $3.1 million. As at December 31, 2011, Digilab had delivered promissory notes of $4.6 million. The unpaid principal balance of the promissory notes bear an interest of LIBOR plus 1100 basis points per annum. To date we have recorded valuation allowances for 100% of the earn out promissory notes as we have deemed their collectability as being uncertain.

On September 30, 2008, we completed the sale of assets of our Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6.0 million each year and (ii) 8% of the revenue generated above $6.0 million each year. Any earn-out amounts will be evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. During 2008, we recorded a loss on sale of the Union Biometrica business of $3.3 million. We regularly monitor the financial performance of the UBIO Acquisition Company to determine their ability to pay the earn out amounts when they become due on September 30, 2013. As at December 31, 2011, UBIO Acquisition Company had delivered promissory notes of $0.6 million. The unpaid principal balance of the promissory notes bear an interest of 12% per annum. To date we have recorded valuation allowances for 100% of the earn out promissory notes as we have deemed their collectability as being uncertain.

Going forward, we will continue to monitor the financial performance of Digilab and UBIO Acquisition Company and recognize any contingent consideration in discontinued operations when and if realization of earn-out amounts is deemed to be likely.

During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

The operating results of the Capital Equipment Business segment and the asset impairment charges described above are classified under the caption Discontinued Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 13 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

Overview

Our Company consists of a LSRT business and a RMD business.

Our strategy for the LSRT segment focuses on creating value through combining tuckunder acquisitions with organic growth and operational improvements.

In December 2010, we acquired the CytoPulse Electroporation product line. In July 2011, we acquired the preclinical business unit of CMA Microdialysis AB. We expect these acquisitions will help drive growth during 2012 and beyond.

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

Our strategy in regenerative medicine is to create devices in collaboration with leading surgeons, not to discover pharmaceuticals, as creating devices like the “InBreath” bioreactor reduces risk compared to trying to discover new drugs; build these devices using our existing technologies and brands as this reduces the investment needed to get to market, and develop devices with significant disposable components as this is clinically safer and will also allow us to participate on a per-procedure basis following the sale of an instrument.

Our first regenerative medicine tool, the “InBreath” hollow organ bioreactor, was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in The Lancet, a leading general medicine journal, in November 2008. We have licensed this product from Dr. Macchiarini’s team, and worked to make it a commercial device. We believe that it is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

During the first half of 2010, one of our collaborators, Dr. Harald Ott at Massachusetts General Hospital (“MGH”) succeeded in regenerating a lung and subsequently transplanting it into a rat. In collaboration with Dr. Ott and MGH, we designed and developed a novel bioreactor, LB-2 Solid organ bioreactor, that was used to grow the lung. The work was published online in Nature Medicine in July 2010. The bioreactor used by Dr. Ott was a modified version of one of our market leading Hugo Sachs isolated organ systems.

In June 2011, the “InBreath” bioreactor was used for the world’s first successful transplantation of a synthetic tissue engineered windpipe. For the first time in history, a patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The cells were grown on the scaffold inside the bioreactor for two days before transplantation into the patient. Because the cells used to regenerate the trachea were the patient’s own, there has been no rejection of the transplant, and the patient is not taking immunosuppressive drugs. The patient had been suffering from late stage tracheal cancer, which before this surgery would have been inoperable, and is now alive and well eight months after the surgery. The operation was performed at the Karolinska University Hospital in Huddinge, Stockholm, by Dr. Paolo Macchiarini of the Karolinska University Hospital and Karolinska Institutet, and colleagues. Dr. Macchiarini led an international team which included people who designed and built the nanocomposite tracheal scaffold, and we produced a specifically designed bioreactor used to seed the scaffold with the patient’s own stem cells. The success of this transplant surgery was noted in The Lancet on November 24, 2011.

In November 2011, a second patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The patient had been suffering from late stage tracheal cancer. The patient was discharged from the hospital in January 2012. On March 5, 2012, this patient died, however the reason of his death has not yet been disclosed.

In addition to the bioreactors described above, we also have started the development of a clinical version of one of our market leading Harvard Apparatus research syringe pumps. The research version of this pump is called the “PHD Ultra Nanomite” stem cell therapy injection system. We anticipate that this pump will be used to inject cells into damaged tissue in cell therapy. We expect to submit this pump to the regulatory agencies in 2012 for approval.

We are also actively evaluating strategic alternatives to fund the RMD business going forward.

We believe that through execution of our strategy of organic growth, tuckunder acquisitions and operational improvements we will be able to strengthen our Company and position ourselves well as the economy recovers. While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors described under the heading “Item 1A. Risk Factors”.

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

Financing

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, we entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extended the maturity date of our credit facility to August 7, 2013 and reduced our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

At December 31, 2011, we had $16.3 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

In the table below, we provide an overview of selected operating metrics.

	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
	(in thousands)
Total revenues	$108,864		$108,179		$85,772
Cost of product revenues	58,604	53.8%	56,372	52.1%	44,089	51.4%
Sales and marketing expenses	17,473	16.1%	16,384	15.1%	11,763	13.7%
General & administrative expenses	18,063	16.6%	17,674	16.3%	15,109	17.6%
Research & development expenses	$5,434	5.0%	$4,669	4.3%	$4,396	5.1%

Revenues.    We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We issued our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users represented approximately 58% and 57% of our revenues for the years ended December 31, 2011 and 2010, respectively.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the years ended December 31, 2011 and 2010, approximately 42% and 43%, respectively, of our revenues were derived from sales to distributors.

For the year ended December 31, 2011, approximately 62% of our revenues were derived from products we manufacture; approximately 13% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and approximately 25% were derived from distributed products sold under our brand names. For the year ended December 31, 2010, approximately 66% of our revenues were derived from products we manufacture and approximately 11% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and approximately 23% were derived from distributed products sold under our brand names.

For the years ended December 31, 2011 and 2010, approximately 41% of our revenues were derived from sales made by our non-U.S. operations.

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

Stock-based compensation expenses.    Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $2.9 million, $2.8 million, and $2.5 million, respectively. The stock-based compensation expense was related to employee stock options, restricted stock units, and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, and research and development expenses.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues.

Revenues increased $0.7 million, or 0.6%, to $108.9 million for the year ended December 31, 2011 compared to $108.2 million for the same period in 2010. Our Coulbourn Instruments and CMA Microdialysis acquisitions contributed approximately $3.2 million, or 2.9%, to the revenues for the year ended December 31, 2011. The effect of a weakened U.S. dollar increased our revenues by $1.6 million, or 1.5%, compared with the same period in 2010. Adjusting for the effects of foreign currency and acquisitions, revenues were down $4.1 million, or 3.8%.

In our Biochrom business, sales to GE HealthCare decreased by $4.1 million, which affected our global year-to-year organic revenue comparison by negative 3.8%. Most of the decrease was due to GE HealthCare’s acceleration of orders of our Nanovue microvolume spectrophotometer product during 2010 to secure an exclusive right to that product’s technology. As a result, GE HeathCare ordered the Nanovue product at very low rates for most of 2011. In our Hoefer business, sales to GE HealthCare were down by $0.8 million, which accounted for an additional 0.7% organic decline. This was partially offset by an organic revenue increase in our Denville group.

Cost of product revenues.

Cost of product revenues increased $2.2 million, or 4.0%, to $58.6 million for the year ended December 31, 2011 compared with $56.4 million for the year ended December 31, 2010. The increase in cost of product revenues included $1.7 million, or 3.0%, attributable to our Coulbourn Instruments and CMA Microdialysis acquisitions. A weakened U.S. dollar caused a $0.8 million, or 1.5%, unfavorable currency effect on cost of product revenues for the year ended December 31, 2011. Gross profit as a percentage of revenues decreased to 46.2% for the year ended December 31, 2011 compared with 47.9% for the same period in 2010. The decrease in gross profit as a percentage of revenues was primarily due to a less favorable sales mix.

Sales and marketing expenses.

Sales and marketing expenses increased $1.1 million, or 6.6%, to $17.5 million for the year ended December 31, 2011 compared with $16.4 million for the year ended December 31, 2010. In LSRT, sales and marketing expenses increased $0.8 million, or 4.7%, to $16.9 million, compared to $16.2 million for the year ended December 31, 2010 primarily due to $0.5 million, or 3.2%, of expenses related to our Coulbourn Instruments and CMA Microdialysis acquisitions, and $0.2 million, or 1.2%, due to the impact of a weaker U.S. dollar compared to the same period in 2010. In RMD, sales and marketing expenses increased $0.3 million primarily due to an increase in business development efforts.

General and administrative expenses.

General and administrative expenses increased $0.4 million, or 2.2%, to $18.1 million for the year ended December 31, 2011 compared with $17.7 million for the year ended December 31, 2010. In LSRT, general and administrative expenses decreased $0.1 million, or 0.7%, to $17.3 million, compared to $17.4 million for the year ended December 31, 2010 due to a reduction in bonus expense of $1.3 million partially offset by $0.6 million, or 3.7%, increase due to our Coulbourn Instruments and CMA Microdialysis acquisitions, a $0.2 million, or 0.9%, increase due to the impact of a weaker U.S. dollar compared to the same period in 2010, and a $0.4 million, or 2.3% increase in other general and administrative areas combined. In RMD, general and administrative expenses increased $0.5 million due to increased activity in our RMD initiative.

Research and development expenses.

Research and development expenses increased $0.8 million, or 16.4%, to $5.4 million for the year ended December 31, 2011 compared with $4.7 million for the same period in 2010. In LSRT, the research and development expenses decreased $0.5 million, or 12.5%, to $3.7 million, compared to $4.3 million for the year ended December 31, 2010 due to lower expenses of $0.6 million at our Biochrom and Harvard Apparatus businesses partly offset by a $0.1 million, or 3.4%, increase due to our Coulbourn Instruments and CMA Microdialysis acquisitions. In RMD, research and development expenses increased $1.3 million primarily due to increased activity in our stem cell therapy injector and bioreactor development initiatives.

Amortization of intangible assets.

Amortization of intangible asset expenses increased $0.4 million, or 16.2%, to $2.7 million for the year ended December 31, 2011 compared with $2.4 million for the same period in 2010. The year-to-year increase in the amortization expense was primarily due to the acquisition of Coulbourn Instruments in August 2010 and CMA Microdialysis in July 2011.

Restructuring.

During the quarter ended September 30, 2011, we initiated a plan to relocate our Hoefer subsidiary’s San Francisco, California facility as part of a business improvement initiative. We also developed a plan to improve operating margins at our Coulbourn Instruments subsidiary. We recorded restructuring charges of approximately $0.5 million, which included $0.3 million in fixed asset write offs, $0.1 million in severance payments and $0.1 million in other expenses.

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

Other (expense) income, net.

Other expense and income, net, was $1.5 million expense and $0.7 million expense for the year ended December 31, 2011 and 2010, respectively. Net interest expense was $0.7 million for the year ended December 31, 2011 compared to net interest expense of $0.6 million for the year ended December 31, 2010. The increase in net interest expense was primarily due to higher average debt balances in 2011 compared to the prior year. Other expense and income, net, for the year ended December 31, 2010 also included a $0.4 million gain from adjustment of the contingent consideration related to our Denville Scientific acquisition and foreign exchange losses of $0.1 million. Other expense, net, for the year ended December 31, 2011 and 2010, also included $0.7 million and $0.3 million, respectively, of acquisition related expenses.

Income taxes.

Income tax expense (benefit) from continuing operations was approximately $0.7 million expense and $9.5 million benefit for the years ended December 31, 2011 and 2010, respectively. The effective income tax rate for continuing operations was 16.1% expense for the year ended December 31, 2011, compared with 98.8% benefit for the same period in 2010. The difference between our effective tax rate and the US statutory tax rate for 2011 is principally attributable to the reversal of the uncertain tax liability and the related accrued interest due to the expiration of statute of limitations, foreign tax differential, and increased research and development tax credits. The difference between our effective tax rate and the US statutory tax rate for 2010 is principally attributable to the changes in our valuation allowance, foreign tax differential, and increased research and development tax credits. The change in the valuation allowance included an $11.3 million benefit from the reversal of valuation allowances on certain deferred income tax assets during the third quarter of 2010. This conclusion was based, in part, on our achieving sustained profitability and projections of positive future earnings in the U.S.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues.

Revenues increased $22.4 million, or 26.1%, to $108.2 million for the year ended December 31, 2010 compared to $85.8 million for the same period in 2009. Our Denville Scientific and Coulbourn Instruments subsidiaries contributed approximately $18.5 million to the revenue increase for the year ended December 31, 2010. The effect of a stronger U.S. dollar decreased our revenues by $1.3 million, or 1.5%, compared with the same period in 2009. Adjusting for the effects of foreign currency fluctuation and acquisitions, revenues were up $5.2 million, or 6.1% year-to-year and reflected organic growth across our Harvard Apparatus and Biochrom businesses.

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

Research and development expenses.

Research and development expenses increased $0.3 million, or 7.1% to $4.7 million for the year ended December 31, 2010 compared with $4.4 million for the year ended December 31, 2009. The increase in research and development expenses was primarily due to increased spending in the RMD business and new product development efforts in our Biochrom business, partially offset by lower spending in our Harvard Apparatus business.

Restructuring.

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

Other (expense) income, net.

Other (expense) income, net was $0.7 million expense and $1.8 million income for the years ended December 31, 2010 and 2009, respectively. Net interest expense was $0.7 million for the year ended December 31, 2010 compared to $0.3 million for the year ended December 31, 2009. The increase in the net interest expense was primarily due to higher average debt balances in 2010 compared to 2009. Other (expense) income, net also included $0.4 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively, from the gain from adjustment of contingent consideration related to our Denville Scientific acquisition.

Income taxes.

Income tax expense (benefit) from continuing operations was approximately $9.5 million benefit and $2.7 million expense for the years ended December 31, 2010 and 2009, respectively. The effective income tax rate for continuing operations was 98.8% benefit for the year ended December 31, 2010, compared with 27.2% expense for the same period of 2009. The difference between our effective tax rate and the US statutory tax rate is principally attributable to changes in our valuation allowance, foreign tax differential, and increased research and development tax credits. The change in the valuation allowance included an $11.3 million benefit from the reversal of valuation allowances on certain deferred income tax assets during the third quarter of 2010. This conclusion was based, in part, on our achieving sustained profitability and projections of positive future earnings in the U.S.

Discontinued Operations.

In the third quarter of 2005, we began reporting our Capital Equipment Business as discontinued operations as this business did not meet our expectations. In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc.

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment. Accordingly, unless otherwise indicated, the discussion of our business is focused on our continuing operations, which constitute our LSRT and RMD businesses. During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

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

We ended 2011 with cash and cash equivalents of $17.9 million compared to $19.7 million at December 31, 2010. As of December 31, 2011 and 2010, we had $16.3 million and $18.0 million, respectively, of borrowings outstanding under our credit facility. Total cash and cash equivalents, net of debt was $1.6 million and $1.7 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, cash and cash equivalents held by our foreign subsidiaries was $15.9 million and $17.1 million, respectively. These funds are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds then U.S. federal and state income taxes would have to be recorded on such amounts. We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings. In July 2011, we acquired the assets of CMA, a Swedish manufacturer, and utilized approximately $4.4 million of our foreign cash on hand. Additionally, in February 2012, we acquired all issued and outstanding shares of AHN Biotechnologie GmbH, a German manufacturer, and utilized approximately $2.6 million of our foreign cash on hand. In 2012, we plan to use approximately $2.0 million additional foreign cash on hand for capital improvements at this new subsidiary.

Overview of Cash Flows for the years ended December 31,

	2011	2010	2009
	(in thousands)
Cash flows from operations:
Net income	$3,812	$19,015	$7,233
Changes in assets and liabilities	(3,854)	(1,237)	5,206
Other adjustments to operating cash flows	6,690	(5,485)	4,070

Net cash provided by operating activities	6,648	12,293	16,509
Investing activities:
Acquisitions, net of cash acquired	(5,465)	(7,115)	(20,764)
Other investing activities	(1,734)	(1,231)	(1,536)

Net cash used in investing activities	(7,199)	(8,346)	(22,300)
Financing activities:
Net proceeds from issuance of debt	(1,708)	4,687	11,918
Other financing activities	567	(4,718)	(2,133)

Net cash (used in) provided by financing activities	(1,141)	(31)	9,785
Effect of exchange rate changes on cash	(97)	(800)	(1,104)

(Decrease) increase in cash and cash equivalents	$(1,789)	$3,116	$2,890

Our operating activities generated cash of $6.6 million for the year ended December 31, 2011, $12.3 million for the year ended December 31, 2010 and $16.5 million for the year ended December 31, 2009. The decrease in the cash flow from operations in 2011 compared to 2010 was primarily due to lower net income because of lower shipments of the Nanovue spectrophotometer product and the softness in the academic and government research spending in the U.S., and changes to working capital year to year. The decrease in the cash flow from operations in 2010 compared to 2009 was primarily due to changes in working capital balances year to year.

Our investing activities used cash of $7.2 million in the year ended December 31, 2011. Investing activities during 2011, 2010 and 2009 included acquisitions, purchases of property, plant and equipment and expenditures for our catalogs. In July 2011, we acquired CMA Microdialysis for approximately $5.2 million, which was funded from our existing cash balances. In August 2010, we acquired Coulbourn Instruments for approximately $4.6 million. In December 2010, we signed a license agreement with Cellectis that grants us the worldwide exclusive right to manufacture and sell, for research use, the full line of Cyto Pulse electroporation-based instruments. Pursuant to the terms of the agreement, we paid $1.0 million in December 2010 with the remaining $0.3 million paid in 2011. These acquisitions were funded from our existing cash balances and borrowings under our credit facility. During 2009, we acquired Denville Scientific for approximately $22.3 million. The Denville purchase agreement required us to make the acquisition in three cash payments. We made the first cash payment of approximately $12.8 million in the third quarter of 2009 and the second cash payment of approximately $8.0 million in the fourth quarter of 2009. During the second quarter of 2010 we made the final payment of approximately $1.5 million. All of these payments were included in “Acquisition, net of cash acquired” under investing activities. During 2011, catalog costs were $0.3 million. We spent $ 1.5 million during 2011 on capital expenditures and expect to make approximately $3.6 million of capital expenditures during 2012. During 2010, catalog costs were $0.4 million. We spent $ 0.8 million during 2010 on capital expenditures. During 2009, catalog costs were $0.2 million. We spent $ 1.4 million during 2009 on capital expenditures.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the year ended December 31, 2011, financing activities used cash of $1.1 million. We repaid our debt by $1.7 million, and ended the year with $16.3 million of borrowings under our credit facility. We received $0.6 million in proceeds from the exercise of stock options and employee stock purchase plan. During the year ended December 31, 2010, financing activities used cash of $31,000. We increased our debt by $4.7 million net of repayments, and ended the year with $18.0 million of borrowings under our credit facility. The increase in the borrowings under our credit facility related to our acquisition of Coulbourn Instruments in August 2010, final payment of Denville Scientific subsidiary acquisition, and our stock repurchase activity. During 2010, we repurchased in the open market approximately 1.4 million shares of our common stock at a cost of $5.0 million, including commissions, and we received $0.3 million in proceeds from the exercise of stock options and employee stock plan purchases. During 2009, financing activities provided $9.8 million of cash. We increased our debt by $11.9 million net of repayments, and ended the year with $13.3 million of borrowings under our credit facility. The 2009 borrowings under our credit facility related to our acquisition of Denville Scientific. During 2009, we repurchased in the open market approximately 0.8 million shares of our common stock at a cost of $2.4 million, including commissions, and we received $0.3 million in proceeds from the exercise of stock options and employee stock plan purchases.

Borrowing Arrangements

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, we entered into the Amendment with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extended the maturity date of our credit facility to August 7, 2013 and reduced our interest rate to the London Interbank Offered Rate plus 3.0%. At December 31, 2011, the interest rate for the facility was 3.29%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of December 31, 2011, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $3.7 million.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for 12 months and beyond. We are also currently exploring strategic alternatives to fund our RMD business going forward. This may involve incurring additional debt or raising equity capital for this business. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot assure you that we will be successful in raising additional capital on favorable terms or at all.

Off-Balance Sheet Arrangements

We generally do not use special purpose entities or other off-balance sheet financing arrangements. Generally, we have not used foreign exchange contracts to hedge our foreign currency exposures. However, at December 31, 2009, we had in place five currency swap contracts with notional amounts totaling $5.5 million. These contracts were used to hedge currency exposures of intercompany loans. These currency swap contracts were settled in January 2010 when the related intercompany loans were repaid. In 2011 and 2010, we did not enter into any currency swap contracts.

Contractual Obligations

The following schedule represents our contractual obligations for our continuing operations, excluding interest, as of December 31, 2011.

	Total	2012	2013	2014	2015	2016	2017 and Beyond
	(in thousands)
Bank credit facility and notes payable	$16,300	$—	$16,300	$—	$—	$—	$—
Operating leases	3,959	1,134	741	686	605	527	266

Total	$20,259	$1,134	$17,041	$686	$605	$527	$266

We have a liability at December 31, 2011 and 2010 of $0.2 million and $0.7 million, respectively, for uncertain tax positions taken in an income tax return. We do not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, this amount is not included in the above table.

We have an underfunded pension liability of $3.6 million and $2.7 million, net of tax, for the years ended December 31, 2011 and 2010, respectively, which is recognized as part of the “accumulated other comprehensive loss” line item in our consolidated balance sheets. Since we do not know the ultimate timing of payments related to this liability, this amount has not been included in the above table.

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

During the year ended December 31, 2010, we concluded that it was more likely than not that a majority of our U.S. deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability and projections of positive future earnings in the U.S. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. The release of the above mentioned valuation allowances resulted in an income tax benefit of $11.3 million during the year ended December 31, 2010. At December 31, 2011, the remaining valuation allowance of $1.2 million related to deferred tax assets in certain foreign and state jurisdictions.

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

A long-lived asset classified as “held for sale” is initially measured at the lower of carrying amount or fair value less costs to sell. In the period the “held for sale” criteria are met, we recognize an impairment charge for any initial adjustment of the long-lived assets. During each reporting period after the initial measurement, gains or losses resulting from fluctuations in the fair value less costs to sell are recognized. Gains and losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. Assets to be disposed of are separately presented in the consolidated balance sheet and long-lived assets are no longer depreciated or amortized. The assets and liabilities of a disposal group, which are classified as held for sale, are presented separately in the appropriate asset and liability sections of the balance sheet. Operating results for all periods presented are presented as discontinued operations, net of tax. In accordance with the provisions of FASB ASC 205-20, “Discontinued Operations”, we elected not to allocate interest of our consolidated debt to discontinued operations. At December 31, 2011, there were no assets “held for sale” by our Company.

Goodwill and Other Intangible Assets     FASB ASC 350, “Intangibles-Goodwill and Others” addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test consists of a comparison of the fair value of our reporting units with their carrying amount. If the carrying amount exceeds its fair value, we are required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired. The impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. For unamortizable intangible assets, if the carrying amount were to exceed the fair value of the asset we would write down the unamortizable intangible asset to fair value.

The results of our test for goodwill impairment showed that the estimated fair values of our reporting units significantly exceeded their carrying values. We reconciled our fair value calculations to our overall market capitalization to help determine the reasonableness of our assumptions. We concluded that none of our goodwill was impaired.

Stock-based compensation    We account for stock-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires us to recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases (“employee stock purchases”) related to the Employee Stock Purchase Plan (“ESPP”). We issue new shares upon stock option exercises, upon the vesting of restricted stock units and under our ESPP.

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

The fair value of restricted stock units are based on the market price of our common stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested restricted stock units are forfeited in the event of termination of employment or engagement with our Company.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2011, 2010 and 2009 was $2.9 million, $2.8 million and $2.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options, the ESPP and restricted stock units.

We record stock compensation expense on a straight-line basis over the requisite service period for all awards granted.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the British pound sterling and the Euro.

During 2011, the U.S dollar’s weakening in relation to those currencies resulted in a favorable translation effect on our consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in a positive effect on revenues of $1.6 million for 2011 and negative effect on expenses of $1.2 million for 2011. During 2010 and 2009, the U.S. dollar’s strengthening in relation to those currencies resulted in an adverse translation effect on our consolidated revenue and earnings growth. Changes in foreign currency exchange rates resulted in a negative effect on revenues of $1.3 million and $4.8 million for 2010 and 2009, respectively, and positive effects on expenses of $1.0 million and $4.0 million for 2010 and 2009 respectively (net $0.3 million and $0.8 million for 2010 and 2009 respectively).

The loss associated with the translation of foreign equity into U.S. dollars was approximately $1.0 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. In addition, currency fluctuations resulted in approximately $41,000, $0.1 million and $0.3 million in foreign currency losses during the years ended December 31, 2011, 2010 and 2009, respectively.

The U.S. dollar was stronger on December 31, 2011 against the British pound and the Euro compared with the rates at December 31, 2010. The stronger U.S. dollar has caused our foreign net assets to translate to a lower value, stated in U.S. dollars, which has a negative effect on our Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. At December 31, 2011, our Stockholders’ Equity was lower by $1.0 million as compared to the value at December 31, 2010, due to the translation of foreign net assets based on a stronger dollar.

The U.S. dollar was stronger on December 31, 2010 against the British pound and the Euro compared with the rates at December 31, 2009. The stronger U.S. dollar has caused our foreign net assets to translate to a lower value, stated in U.S. dollars, which had a negative effect on our Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. At December 31, 2010, our Stockholders’ Equity was lower by $2.1 million as compared to the value at December 31, 2009, due to the translation of foreign net assets based on a stronger dollar.

Since December 31, 2011, the U.S. dollar weakened approximately 2.5% against the British pound and 1.6% against the Euro. Approximately 36% of our revenues are derived from business transacted in British pounds or Euros. If the U.S. dollar strengthens against the British pound and Euro, our earnings and cash flows, stated in U.S. dollars, will be affected negatively.

In order to mitigate the impact of changes in foreign currency exchange rates, during the year ended December 31, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and do not designate these derivative instruments as accounting hedges. These contracts were settled in January 2010 when the related intercompany loans were repaid. During the year ended December 31, 2011 and December 31, 2010, we did not enter in any hedging activity.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. This standard was applicable to us beginning January 1, 2011 and did not have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles- Goodwill and Other (ASU 2011-08). Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011 and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. We believe the adoption of this new guidance will not have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation

Impact of Inflation

We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We manufacture and test the majority of our products in research centers in the United States, the United Kingdom, Sweden, Germany and Spain. We sell our products globally through our catalogs, direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of December 31, 2011, we had $16.3 million outstanding under our revolving credit facility, which bears interest at LIBOR plus 3.0%. At December 31, 2011, the interest rate on this debt was 3.29%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of December 31, 2011 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of December 31, 2011	Interest expense increase
(in thousands)
Interest rates increase by 1%	$163
Interest rates increase by 2%	$326

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is contained in the consolidated financial statements filed as part of this Annual Report on Form 10-K are listed under Item 15 of Part IV below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has also been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(d).

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2011. Based on that evaluation, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc. and subsidiaries:

We have audited Harvard Bioscience, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harvard Bioscience, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harvard Bioscience, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 15, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2012 Annual Meeting of Stockholders. Information concerning executive officers of our Company is included in Part I of this Annual Report on Form 10-K as Item 1. Business- Executive Officers of the Registrant and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2012 Annual Meeting of Stockholders.

Item 15.	Exhibits, Financial Statement Schedules.

(a)  Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated:

1	Financial Statements. The consolidated financial statements of Harvard Bioscience, Inc. and its subsidiaries filed under this Item 15:

Page
	Index to Consolidated Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
	Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009	F-4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	F-6
	Notes to Consolidated Financial Statements	F-7

2	Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harvard Bioscience, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 15, 2012

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$17,916	$19,704
Accounts receivable, net of allowance for doubtful accounts of $302 and $273, respectively	15,078	15,440
Inventories	18,160	15,832
Deferred income tax assets—current	3,908	5,441
Other receivables and other assets	2,501	2,149

Total current assets	57,563	58,566
Property, plant and equipment, net	3,086	3,146
Deferred income tax assets—non-current	7,925	6,125
Amortizable intangible assets, net	22,367	21,908
Goodwill	34,209	33,416
Other indefinite lived intangible assets	1,269	1,276
Other assets	215	360

Total assets	$126,634	$124,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,959	$4,925
Deferred revenue	483	451
Accrued income taxes	251	578
Accrued expenses	3,323	4,693
Other liabilities—current	543	649

Total current liabilities	9,559	11,296
Long-term debt, less current installments	16,300	18,009
Deferred income tax liabilities—non-current	369	954
Other long term liabilities	4,907	4,290

Total liabilities	31,135	34,549

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,289,170 and 36,057,974 shares issued and 28,543,663 and 28,312,467 shares outstanding, respectively	362	361
Additional paid-in-capital	191,157	187,893
Accumulated deficit	(79,630)	(83,442)
Accumulated other comprehensive loss	(5,722)	(3,896)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)

Total stockholders’ equity	95,499	90,248

Total liabilities and stockholders’ equity	$126,634	$124,797

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues	$108,864	$108,179	$85,772
Cost of product revenues	58,604	56,372	44,089

Gross profit	50,260	51,807	41,683

Sales and marketing expenses	17,473	16,384	11,763
General and administrative expenses	18,063	17,674	15,109
Research and development expenses	5,434	4,669	4,396
Restructuring charges	467	498	516
Amortization of intangible assets	2,746	2,364	1,844

Total operating expenses	44,183	41,589	33,628

Operating income	6,077	10,218	8,055

Other (expense) income:
Adjustment for changes in fair value of acquisition contingencies	—	429	2,600
Foreign exchange	(41)	(89)	(302)
Interest expense	(752)	(677)	(277)
Interest income	65	65	29
Other expense, net	(807)	(383)	(293)

Other (expense) income, net	(1,535)	(655)	1,757

Income before income taxes	4,542	9,563	9,812
Income tax expense (benefit)	730	(9,452)	2,673

Income from continuing operations	3,812	19,015	7,139
Discontinued operations
Income from discontinued operations, net of tax	—	—	94

Income from discontinued operations, net of tax	—	—	94

Net income	$3,812	$19,015	$7,233

Income per share:
Basic earnings per common share from continuing operations	$0.13	$0.66	$0.24
Discontinued operations	—	—	0.00

Basic earnings per common share	$0.13	$0.66	$0.24

Diluted earnings per common share from continuing operations	$0.13	$0.65	$0.24
Discontinued operations	—	—	0.00

Diluted earnings per common share	$0.13	$0.65	$0.24

Weighted average common shares:
Basic	28,451	28,967	29,649

Diluted	29,819	29,405	29,946

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2008	35,787	$358	$182,073	$(109,690)	$(2,759)	$(3,264)	$66,718
Stock option exercises	123	1	170	—	—	—	171
Stock purchase plan	38	1	99	—	—	—	100
Stock compensation expense	—	—	2,514	—	—	—	2,514
Purchases of treasury stock	—	—	—	—	—	(2,404)	(2,404)
Comprehensive income:
Net income	—	—	—	7,233	—	—	7,233
Changes in defined benefit pension plans, net of tax	—	—	—	—	(1,255)	—	(1,255)
Translation adjustments	—	—	—	—	2,180	—	2,180

Total comprehensive income	—	—	—	—	—	—	8,158

Balance at December 31, 2009	35,948	360	184,856	(102,457)	(1,834)	(5,668)	75,257
Stock option exercises	58	1	127	—	—	—	128
Stock purchase plan	52	—	154	—	—	—	154
Stock compensation expense	—	—	2,756	—	—	—	2,756
Purchases of treasury stock	—	—	—	—	—	(5,000)	(5,000)
Comprehensive income:
Net income	—	—	—	19,015	—	—	19,015
Changes in defined benefit pension plans, net of tax	—	—	—	—	(5)	—	(5)
Translation adjustments	—	—	—	—	(2,057)	—	(2,057)

Total comprehensive income	—	—	—	—	—	—	16,953

Balance at December 31, 2010	36,058	361	187,893	(83,442)	(3,896)	(10,668)	90,248
Stock option exercises	106	1	399	—	—	—	400
Stock purchase plan	49	—	167	—	—	—	167
Restricted Stock Unit Issuance	117	—	—	—	—	—	—
Shares withheld for taxes	(41)		(165)				(165)
Stock compensation expense	—	—	2,863	—	—	—	2,863
Comprehensive income:
Net income	—	—	—	3,812	—	—	3,812
Changes in defined benefit pension plans, net of tax	—	—	—	—	(850)	—	(850)
Translation adjustments	—	—	—	—	(976)	—	(976)

Total comprehensive income	—	—	—	—	—	—	1,986

Balance at December 31, 2011	36,289	$362	$191,157	$(79,630)	$(5,722)	$(10,668)	$95,499

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$3,812	$19,015	$7,233
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	2,863	2,756	2,514
Depreciation	1,276	1,196	1,204
Gain on acquisition contingencies	—	(429)	(2,600)
(Gain) loss on sales of fixed assets	(19)	(15)	12
Non-cash restructuring charge	210	79	230
Amortization of catalog costs	307	357	348
Provision for allowance for doubtful accounts	67	(150)	(7)
Amortization of intangible assets	2,746	2,364	1,844
Amortization of deferred financing costs	89	89	56
Deferred income taxes	(849)	(11,732)	469
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	232	(1,088)	3,233
Increase in inventories	(1,705)	(1,238)	(41)
(Increase) decrease in other receivables and other assets	(73)	123	1,102
Increase (decrease) in trade accounts payable	69	56	(1,024)
(Decrease) increase in accrued income taxes	(544)	443	(338)
(Decrease) increase in accrued expenses	(1,368)	386	213
Increase (decrease) in deferred revenue	31	23	(162)
(Decrease) increase in other liabilities	(496)	58	2,223

Net cash provided by operating activities	6,648	12,293	16,509

Cash flows used in investing activities:
Additions to property, plant and equipment	(1,506)	(844)	(1,376)
Additions to catalog costs	(252)	(418)	(164)
Proceeds from sales of property, plant and equipment	25	31	4
Acquisitions, net of cash acquired	(5,465)	(7,115)	(20,764)

Net cash used in investing activities	(7,198)	(8,346)	(22,300)

Cash flows used in financing activities:
Repayments of short-term debt	—	—	(1,308)
Net proceeds from issuance of debt	—	10,350	16,900
Repayments of debt	(1,708)	(5,663)	(3,674)
Purchases of treasury stock	—	(5,000)	(2,404)
Net proceeds from issuance of common stock	567	282	271

Net cash (used in) provided by financing activities	(1,141)	(31)	9,785

Effect of exchange rate changes on cash	(97)	(800)	(1,104)

(Decrease) Increase in cash and cash equivalents	(1,788)	3,116	2,890
Cash and cash equivalents at the beginning of period	19,704	16,588	13,698

Cash and cash equivalents at the end of period	17,916	$19,704	$16,588

Supplemental disclosures of cash flow information:
Cash paid for interest	$638	$652	$114
Cash paid for income taxes, net of refunds	$2,234	$1,778	$1,668

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc. and subsidiaries (collectively, “Harvard Bioscience,” “the Company,” “our” or “we”) is a global developer, distributor, manufacturer and marketer of a broad range of specialized products, primarily apparatus and scientific instruments which are used to advance life science research and regenerative medicine. Our products are sold to thousands of researchers in over 100 countries primarily through our 850 page catalog (and various other specialty catalogs), our website, through distributors, including GE Healthcare, Thermo Fisher Scientific, Inc. and VWR, and via our field sales organization. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden and Spain with sales facilities in France and Canada.

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

We value our inventories at the lower of the actual cost to purchase (first-in, first-out method) and/or manufacture the inventories or the current estimated market value of the inventories. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventories to its estimated net realizable value if less than cost, based primarily on our estimated forecast of product demand.

(g)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of the minimum lease payments at the lease agreement date. Property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

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

The calculation of tax liabilities involves dealing with uncertainties in the application of global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

In order to mitigate the impact of changes in foreign currency exchange rates, during the year ended December 31, 2009 we used derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency effects on the value of certain loans between subsidiaries and did not designate these derivative instruments as accounting hedges. During the years ended December 31, 2010 and 2011, we did not enter into any foreign currency contracts.

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

As of December 31, 2011, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $2.2 million and, in accordance with FASB ASC 715-20, “Compensation—Retirement Benefits, Defined Benefit Plans”, $3.6 million to reflect the underfunded status of the Company’s pension plans net of tax. As of December 31, 2010, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $1.2 million and $2.7 million to reflect the underfunded status of our pension plans, net of tax.

(m)	Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition”. We recognize product revenue when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectibility of the sales price is reasonably assured. Sales of some of our products include provisions to provide additional services such as installation and training. Revenues on these products are recognized when the additional services have been performed. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with the provisions of FASB ASC 605-20, “Revenue Recognition—Services”.

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

Goodwill and other intangible assets include goodwill, unamortizable intangible assets and amortizable intangible assets. Amortizable intangible assets (those intangible assets with definite estimated useful lives) are initially recorded at fair value and amortized, using the straight-line method, over their estimated useful lives. At December 31, 2011, amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 7 to 15 years, 15 years, 5 years, 5 to 15 years and 15 years, respectively.

Goodwill and unamortizable intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other”.

For the purpose of its goodwill analysis, the Company has three reporting units, the Physiology division reporting unit, Molecular Biology division reporting unit and the RMD reporting unit. The Company conducted its annual impairment analysis in the fourth quarter of fiscal year 2011. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the reporting unit’s fair value to its carrying value to determine if there is any indication of impairment. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. For unamortizable intangible assets if the carrying amount exceeds the fair value of the asset, we would write down the unamortizable intangible asset to fair value.

We calculated the estimated fair value of each of the Company’s reporting units as at December 31, 2011. Management arrived at the estimated fair values by preparing discounted cash flow analyses using updated financial projections of the reporting units’ estimated future operating results and discounted to present value using appropriate discount rates. At December 31, 2011, the fair value of the reporting units significantly exceeded the carrying value. We reconciled the aggregate fair value of our reporting units to our overall market capitalization to help determine the reasonableness of our assumptions. We concluded that none of the Company’s goodwill was impaired.

(o)	Impairment of Long-Lived Assets

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

Financial reporting standards define a fair value hierarchy that consists of three levels:

•	Level 1 includes instruments for which quoted prices in active markets for identical assets or liabilities.

•

Level 2 includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

(q)	Stock-based Compensation

We account for stock-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires us to recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases (“employee stock purchases”) related to the Employee Stock Purchase Plan (“ESPP”). The Company issues new shares upon stock option exercises, upon vesting of the restricted stock units and under the Company’s ESPP.

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

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2011, 2010 and 2009 was $2.9 million, $2.8 million and $2.5 million, respectively, and consisted of stock-based compensation expense related to employee stock options, the employee stock purchase plan, and the restricted stock units and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, and research and development expenses.

(r)	Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update No. 2009-13—“Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. This standard was applicable to the Company beginning January 1, 2011 and did not have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). This ASU provides guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. The provisions of this update will be applied prospectively and will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years with early adoption not permitted. In the period of adoption, the entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company believes the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This ASU gives the entity an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The provisions of this update will be applied retrospectively and will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years with early adoption permitted. The Company believes the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (ASU 2011-08). Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years. The Company believes the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. The Company believes the adoption of this new guidance will not have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

3.	Concentrations

No customer accounted for more than 10% of the revenues for the year ended December 31, 2011. One customer accounted for 10% and 12% of revenues for the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, no customer accounted for more than 10% of net accounts receivable and at December 31, 2010, one customer accounted for 13% of net accounts receivable. Except as noted above, no other individual customer accounted for more than 10% of revenues for the years ended December 31, 2010 and 2009.

4.	Inventories

Inventories consist of the following:

	December 31,
	2011	2010
	(in thousands)
Finished goods	$8,372	$7,174
Work in process	626	596
Raw materials	9,162	8,062

Total	$18,160	$15,832

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2011	2010
	(in thousands)
Land, buildings and leasehold improvements	$2,226	$2,723
Machinery and equipment	5,282	4,952
Computer equipment and software	4,587	4,181
Furniture and fixtures	1,008	923
Automobiles	279	376

	13,382	13,155
Less: accumulated depreciation	(10,296)	(10,009)

Property, plant and equipment, net	$3,086	$3,146

6.	Acquisitions

Our continuing operations have completed three acquisitions since January 1, 2010.

CMA Microdialysis AB

On July 1, 2011, the Company, through its wholly-owned subsidiary in Sweden and its Harvard Apparatus U.S. division, acquired substantially all of the assets of the preclinical business unit of CMA Microdialysis AB (“CMA”), with its principal offices in Solna, Sweden, for approximately $5.2 million. The Company funded the acquisition from its existing cash balances.

CMA is a manufacturer of microdialysis products for in vivo sampling and monitoring of organs and tissues. This acquisition is complementary to the current Harvard Apparatus research products for neuroscience applications. Additionally, cross selling opportunities exist for the Harvard Apparatus physiology products in the Scandanavian market.

With the assistance of an external valuation company, the aggregate purchase price for this acquisition was allocated to tangible and intangible assets acquired as follows :

(in thousands)
Tangible assets	$881
Liabilities assumed	(155)

Net assets assumed	726
Goodwill and intangible assets:
Goodwill	969
Customer relationships	2,462
Trade name	1,008

Total goodwill and intangible assets	4,439

Acquisition purchase price	$5,165

Direct acquisition costs related to CMA, recorded in other expense, net in our consolidated statements of operations, were $0.3 million for the year ended December 31, 2011.

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

AHN Biotechnologie GmbH

On February 1, 2012, the Company acquired all issued and outstanding shares of AHN Biotechnologie GmbH (“AHN”) for approximately $2.6 million. The Company funded the acquisition from its existing cash balances.

AHN is a manufacturer of plastic laboratory consumables which include pipettes, pipette tips, PCR tubes and spin columns. AHN is located in Nordhausen, Germany. This acquisition is complementary to our current Biochrom product line of molecular biology instruments.

7.	Discontinued Operations

In November 2007, we completed the sale of the assets of our Genomic Solutions Division and the stock of our Belgian subsidiary, MAIA Scientific, both of which were part of our Capital Equipment Business Segment, to Digilab, Inc. The purchase price paid by Digilab under the terms of the Asset Purchase Agreement consisted of $1.0 million in cash plus additional consideration in the form of an earn-out based on 20% of the revenue generated by the acquired business as it is conducted by Digilab over a three-year period post-transaction. Any earn-out amounts are evidenced by interest bearing promissory notes due on November 30, 2012. As of December 31, 2011, Digilab had delivered promissory notes of $4.6 million. The unpaid principal balance of the promissory notes bear an interest of LIBOR plus 1100 basis points per annum. To date we have recorded valuation allowances for 100% of the earn-out promissory notes as we have deemed their collectability as being uncertain.

On September 30, 2008, we completed the sale of assets of our Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6.0 million and (ii) 8% of the revenue generated above $6.0 million each year. Any earn-out amounts are evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. We regularly monitor the financial performance of the UBIO Acquisition Company to determine their ability to pay the earn out amounts when they become due on September 30, 2013. As of December 31, 2011, UBIO Acquisition Company had delivered promissory notes of $0.6 million. The unpaid principal balance of the promissory notes bear an interest of 12% per annum. To date we have recorded valuation allowances for 100% of the earn-out promissory notes as we have deemed their collectability as being uncertain.

Going forward, we will continue to monitor the financial performance of Digilab and UBIO Acquisition Company and recognize any contingent consideration in discontinued operations when and if realization of earn-out amounts is deemed to be likely.

The Company has included the contingent consideration as sale proceeds in its income tax returns. Accordingly, the tax effect of this contingent consideration is included in the Company’s deferred tax assets.

During 2011 and 2010, no gain or loss was recorded in discontinued operations. During 2009, we recorded a gain of $0.1 million in our discontinued operations reflecting an adjustment of our estimated net costs associated with the divestiture of our Union Biometrica Division.

8.	Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, or more frequently if events or circumstances indicate there may be impairment.

As of December 31, 2011, we completed our annual goodwill impairment tests and concluded there was no impairment to goodwill. Intangible assets consist of the following:

	December 31,				Weighted Average Life (a)
	2011		2010
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$12,405	$(9,101)	$12,501	$(8,148)	5.2 Years
Tradename	5,840	(1,339)	4,913	(983)	12.8 Years
Distribution agreement/customer relationships	20,997	(6,438)	18,740	(5,118)	12.1 Years
Patents	9	(6)	9	(6)	4.3 Years

Total amortizable intangible assets	39,251	$(16,884)	36,163	$(14,255)

Indefinite-lived intangible assets:
Goodwill	34,209		33,416
Other indefinite-lived intangible assets	1,269		1,276

Total goodwill and other indefinite-lived intangible assets	35,478		34,692

Total intangible assets	$74,729		$70,855

(a)	Weighted average life is as of December 31, 2011.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

Goodwill rollforward

(in thousands)
Balance at December 31, 2009	$32,108
Goodwill arising from business combination	1,888
Effect of change in foreign currencies	(580)

Balance at December 31, 2010	$33,416
Goodwill arising from business combination	969
Effect of change in foreign currencies	(176)

Balance at December 31, 2011	$34,209

Intangible asset amortization expense was $ 2.7 million, $2.4 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.6 million for the year ending December 31, 2012, $2.4 million for the year ending December 31, 2013, $2.3 million for the year ending December 31, 2014, $2.0 million for the year ending December 31, 2015 and $1.9 million for the year ending December 31, 2016.

9.	Restructuring and Other Exit Costs

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

Activity and liability balances related to these restructuring charges in connection with the 2009 Restructuring Plan were as follows:

	Severance and Related	Inventory	Facility Closure Costs	Other	Total
	(in thousands)
Restructuring charges	$326	$163	$14	$188	$691
Cash payments	(324)	(4)	(14)	(88)	(430)
Non-cash charges	—	(159)	—	(88)	(247)
Currency translation	(2)	—	—	(2)	(4)

Restructuring balance at December 31, 2009	—	—	—	10	10
Cash payments	—	—	—	(10)	(10)

Restructuring balance at December 31, 2010	$—	$—	$—	$—	$—

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

During the quarter ended December 31, 2010, the management of Harvard Bioscience developed a plan to reduce operating expenses at our Biochrom U.K. subsidiary. During the fourth quarter of 2010, we recorded restructuring expenses of approximately $0.3 million. The charges were comprised of $0.1 million in severance payments, $0.1 million in inventory impairment charges (included in cost of product revenues), and $0.1 million in various other costs. No charges are expected to be incurred beyond 2011. We anticipate the remaining payments related to the 2010 Restructuring Plan will occur in 2012.

Activity and liability balances related to these restructuring charges in connection with the 2010 Restructuring Plan were as follows:

	Severance and Related Costs	Inventory	Other	Total
	(in thousands)
Restructuring charges	$145	$79	$70	$294
Cash payments	(94)	—	—	(94)
Non-cash charges	—	(79)	—	(79)
Currency Translation	(1)	—	—	(1)

Restructuring balance at December 31, 2010	50	—	70	120
Cash payments	(36)	—	(43)	(79)
Non-cash charges	(14)	—	(14)	(28)

Restructuring balance at December 31, 2011	$—	$—	$13	$13

2011 Restructuring Plan

During the quarter ended September 30, 2011, the management of Harvard Bioscience initiated a plan to relocate our Hoefer subsidiary’s San Francisco, California facility as part of a business improvement initiative. The Company also developed a plan to improve operating margins at our Coulbourn Instruments subsidiary. The Company recorded restructuring charges of approximately $0.5 million, which included $0.3 million in fixed asset write offs, $0.1 million in severance payments and $0.1 million in other expenses. No charges are expected to be incurred beyond 2011. We anticipate the remaining payments related to the 2011 Restructuring Plan will occur in 2012.

Aggregate restructuring charges relating to the 2011 Restructuring Plan were as follows:

	Severance and Related Costs	Fixed Asset Write offs	Other	Total
	(in thousands)
Restructuring charges	$78	$307	$110	$495
Cash payments	(33)	—	(180)	(213)
Non-cash charges	—	(307)	70	(237)

Restructuring balance at December 31, 2011	$45	$—	$—	$45

Aggregate restructuring charges relating to the 2011 Restructuring Plan, 2010 Restructuring Plan and the 2009 Restructuring Plan were as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Restructuring charges	$467	$577	$675

10.	Long Term Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
	(in thousands)
Long-term debt	$16,300	$18,000
Notes payable	—	13

	16,300	18,013
Less: current installments	—	(4)

Long-term debt	$16,300	$18,009

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, we entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate plus 3.0%. At December 31, 2011, the interest rate for the facility was 3.29%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of December 31, 2011 and 2010, we had $16.3 million and $18.0 million, respectively, outstanding under our credit facility. As of December 31, 2011, we were in compliance with all financial covenants contained in the credit facility; we were not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $3.7 million.

The debt repayment schedule is as follows:

(in thousands)
2012	$—
2013	16,300

Total	$16,300

11.	Leases

Historically, we have leased automobiles and equipment under various leases, which were classified as capital leases. As of December 31, 2011, we did not have any capital leases. As of December 31, 2010, the carrying value of equipment under capital leases was approximately $11,000, which is net of accumulated depreciation of approximately $5,100.

In May 2010, we entered into the second amendment to our Lease Agreement dated December 30, 2005 for our headquarters, office, light manufacturing and warehouse space located in Holliston, Massachusetts which provides for an extended lease term and an additional 9,200 square feet of space. We now have noncancelable operating leases for office and warehouse space expiring at various dates through 2017. Rent expense, which is recorded on a straight-line basis, was approximately $1.5 million, $1.7 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2011, for our continuing operations are as follows:

Operating Leases
(in thousands)
2012	$1,134
2013	741
2014	686
2015	605
2016	527
Thereafter	266

Net minimum lease payments	$3,959

12.	Accrued Expenses:

Accrued expenses consist of:

	December 31,
	2011	2010
	(in thousands)
Accrued compensation and payroll	$1,225	$2,514
Accrued legal and professional fees	829	776
Warranty costs	144	158
Other	1,125	1,245

Total	$3,323	$4,693

13.	Income Tax

Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2011, 2010 and 2009 consisted of:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Current income tax expense:
Federal and state	$111	$313	$82
Foreign	1,156	2,069	1,666

	1,267	2,382	1,748

Deferred income tax (benefit) expense:
Federal and state	(371)	(11,576)	1,164
Foreign	(166)	(258)	(239)

	(537)	(11,834)	925

Total income tax expense (benefit)	$730	$(9,452)	$2,673

Income tax expense (benefit) for the periods ended December 31, 2011, 2010 and 2009 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pre-tax continuing operations income as a result of the following:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Computed “expected” income tax expense	$1,543	$3,252	$3,336
Increase (decrease) in income taxes resulting from:
Permanent differences, net	109	32	(97)
Foreign tax rate differential	(333)	(331)	(312)
State income taxes, net of federal income tax benefit	56	206	54
Impact of discontinued operations	—	—	32
Non-deductible stock compensation expense	345	199	133
Adjustment of prior year tax accruals	(327)	343	(232)
Tax credits	(231)	(279)	(257)
Release of uncertain tax position liability due to expiration of statute of limitations	(528)	—	—
Change in valuation allowance allocated to income tax expense (benefit)	63	(12,747)	(125)
Other	33	(127)	141

Total income tax expense (benefit)	$730	$(9,452)	$2,673

Income tax expense (benefit) is based on the following pre-tax continuing operations income for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	$(1,862)	$2,719	$3,361
Foreign	6,404	6,844	6,451

Total	$4,542	$9,563	$9,812

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Accounts receivable	$91	$68
Inventory	1,057	993
Operating loss and credit carryforwards	8,355	9,173
Property, plant and equipment	33	240
Accrued expenses	113	559
Pension liabilities	1,387	1,084
Contingent consideration	2,488	1,778
Other accrued liabilities	3,173	3,047

Total gross deferred assets	16,697	16,942
Less: valuation allowance	(1,231)	(2,666)

Deferred tax assets	$15,466	$14,276

Deferred tax liabilities:
Intangible assets	$3,781	$3,664
Other accrued liabilities	221	—

Total deferred tax liabilities	4,002	3,664

Net deferred tax assets	$11,464	$10,612

The amounts recorded as deferred tax assets as of December 31, 2011 and 2010 represent the amount of tax benefits of existing deductible temporary differences and carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. At December 31, 2009, the historical operating results of our discontinued operations, our cumulative loss position at that time and uncertainty surrounding our forecasts, led us to conclude that a valuation allowance was needed to offset most United States deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets. During the year ended December 31, 2010, management concluded that it is more likely than not that a majority of our U.S. deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability and projections of positive future earnings in the U.S. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. The release of the above mentioned valuation allowances resulted in an income tax benefit of $11.3 million during the year ended December 31, 2010. We also provide valuation allowances for net deferred tax assets in several foreign jurisdictions.

At December 31, 2011, we had federal and state net operating loss carryforwards available to offset future taxable income of approximately $19.7 million. The operating loss carryforwards will begin to expire in 2012. Furthermore, we had foreign operating loss carryforwards to offset future taxable income of approximately $1.8 million, which begin to expire in 2012. The Company also had federal and state general business and minimum tax credit carryforwards available to reduce future federal and state regular income taxes of approximately $4.2 million, which begin to expire in 2013. Approximately $7.2 million of net operating losses are subject to an annual limitation of $0.7 million imposed by change in ownership provisions of Section 382 of the Internal Revenue Code. As mentioned above, certain of these net operating loss and credit carryforwards have full valuation allowances set up against them.

Undistributed earnings of our foreign subsidiaries amounted to approximately $40.9 million, $35.4 million and $30.4 million at December 31, 2011, 2010 and 2009, respectively. Our undistributed foreign earnings are indefinitely reinvested and, accordingly, no related provision for U.S federal and state income taxes has been provided. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

As at December 31, 2011 and 2010, cash and cash equivalents held by our foreign subsidiaries was $15.9 million and $17.1 million, respectively. These funds are not available for domestic operations unless the funds are repatriated. If the Company planned to or did repatriate these funds then U.S. federal and state income taxes would have to be recorded on such amounts. We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. The foreign earnings are considered permanently reinvested and will be used for foreign acquisitions, capital investments and operations. In July 2011, we acquired the assets of CMA, a Swedish manufacturer, and utilized approximately $4.4 million of our foreign cash on hand to do so. Subsequently, in February 2012, the Company acquired all issued and outstanding shares of AHN Biotechnologie GmbH, a German manufacturer, and utilized approximately $2.6 million of our foreign cash on hand. We also plan to use approximately $2.0 million additional foreign cash on hand in 2012 for capital improvements at this new subsidiary.

Effective January 1, 2007, the Company adopted FASB ASC 740-10, an interpretation that clarified the accounting for uncertainties in income taxes recognized in a company’s financial statements. At December 31, 2008, the Company had recorded no liabilities related to uncertain tax positions. During the year ended December 31, 2009 the company filed a final tax return for its Genomic Solutions, Ltd. subsidiary that included the activity related to the sale of the business. The final return included uncertain tax positions. We recorded an uncertain tax liability in the amount of $0.5 million. In January 2011, the statute of limitations expired for the return that included these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability and the related accrued interest was reversed in the first quarter of 2011. During 2010, the Company completed an analysis of its research and development credit carryforwards and determined that due to certain documentation requirements to substantiate the credit, an uncertain tax liability of $0.2 million should be recorded. No penalties or interest have been accrued on this liability because the credits have not yet been utilized. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. A reconciliation of uncertain tax liabilities is as follows:

(in thousands)
Balance at December 31, 2009	$504
Additions based on tax positions of prior years	215

Balance at December 31, 2010	719
Release due to expiration of statute of limitations	(528)

Balance at December 31, 2011	$191

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2007. The Company was notified by the IRS during fiscal year 2011 that the fiscal year 2009 tax returns will be audited. The Company is not aware of any tax audits in other major jurisdictions.

14.	Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the profit sharing retirement plans are at the discretion of management. For the year ended December 31, 2011, 2010 and 2009, we contributed approximately $0.6 million, $0.4 million and $0.3 million, respectively, to the plan.

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

The components of our pension expense follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Components of net periodic benefit cost:
Service cost	$298	$252	$140
Interest cost	836	784	768
Expected return on plan assets	(608)	(614)	(577)
Net amortization loss	159	131	77

Net periodic benefit cost	$685	$553	$408

The measurement date is December 31 for these plans. The funded status of our defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	(in thousands)
Change in benefit obligation:
Balance at beginning of year	$15,568	$14,469
Service cost	282	236
Interest cost	836	784
Participants’ contributions	65	69
Actuarial loss	637	809
Benefits paid	(415)	(327)
Currency translation adjustment	(107)	(472)

Balance at end of year	$16,866	$15,568

Change in fair value of plan assets:
Balance at beginning of year	$11,843	$10,699
Actual return on plan assets	(314)	978
Participants’ contributions	65	69
Employer contributions	905	787
Benefits paid	(415)	(327)
Currency translation adjustment	(78)	(363)

Balance at end of year	$12,006	$11,843

	December 31,
	2011	2010
	(in thousands)
Funded status	$(4,860)	$(3,725)
Unrecognized net loss	N/A	N/A

Net amount recognized	$(4,860)	$(3,725)

The accumulated benefit obligation for all defined benefit pension plans was $15.7 million and $14.8 million at December 31, 2011 and 2010, respectively.

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2011	2010
	(in thousands)
Deferred income tax assets	$1,291	$1,006
Other liabilities	(4,860)	(3,725)

Net amount recognized	$(3,569)	$(2,719)

The amounts recognized in accumulated other comprehensive income, net of tax consist of:

	December 31,
	2011	2010
	(in thousands)
Underfunded status of pension plans	$(3,569)	$(2,719)

Net amount recognized	$(3,569)	$(2,719)

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Years ended December 31,
	2011	2010	2009
Discount rate	4.70%	5.40%	5.70%
Expected return on assets	4.40%	5.00%	5.83%
Rate of compensation increase	3.50%	4.00%	4.00%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of our defined benefit pension plan obligations. We use the iBoxx AA 15yr+ index, which matches the average duration of our pension plan liability of approximately 15 years. With the current base of assets in our pension plans, a 0.1% increase/decrease in the discount rate assumption would decrease/increase our annual pension expense by approximately $75,000.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2011, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately 16 years, of active plan participants. With the current base of assets, a 0.5% increase/decrease in the asset return assumption would decrease/increase the annual pension expense by approximately $60,000.

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2011 and 2010 measurement dates were as follows:

	December 31,
	2011		2010
	(in thousands)
Asset category:
Equity securities	$5,861	49%	$6,944	59%
Debt securities	4,333	36%	2,820	24%
Cash and cash equivalents	770	6%	967	8%
Other	1,042	9%	1,112	9%

Total	$12,006	100%	$11,843	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	(in thousands)
Quoted Prices in Active Markets for Identical Assets (Level 1)	$770	$967
Significant Other Observable Inputs (Level 2)	10,194	9,764
Significant Other Unobservable Inputs (Level 3)	1,042	1,112

Total	$12,006	$11,843

Level 1 assets consist of cash and cash equivalents held in the pension plans at December 31, 2011. The Level 2 assets primarily consist of investments in private investment funds that are valued using the net asset values provided by the trust or fund, including an insurance contract. Although these funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. Level 3 assets consist of investments in a longevity fund which invests in a portfolio of physical life insurance settlements that are valued using the net asset values provided by the fund. Since June 2011, the fund has been closed to all activity. Going forward, as policies mature, proceeds will be paid out, net of any liquidity required to fund premium obligations.

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

	December 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$1,112	$—
Purchases during the year	—	1,099
Unrealized (loss) gain	(70)	13

Balance at end of year	$1,042	$1,112

We expect to contribute approximately $0.8 million to our pension plans during 2012.

The benefits expected to be paid from the pension plans are $0.5 million in 2012, $0.4 million each in 2013 and 2014, $0.5 million in 2015 and $0.8 million in 2016. The expected benefits to be paid in the five years from 2017—2021 are $3.6 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2011 and include estimated future employee service.

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

Stock Repurchase Program

On December 6, 2007, the Board of Directors authorized the repurchase by the Company of up to $10 million of its common stock in the open market or through privately negotiated transactions over 24 months. On November 3, 2009, the Board of Directors extended the repurchase program for an additional year. Under the program, shares could be repurchased from time to time and in such amounts as market conditions warranted, subject to regulatory considerations and any applicable contractual restrictions. During the year ended December 31, 2010, we repurchased in the open market 1,381,835 shares of common stock at an aggregate cost of $5.0 million, including commissions under the stock repurchase program. The share repurchases made in 2010 completed the $10.0 million stock repurchase program.

Repurchased shares have been recorded as treasury stock and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Employee Stock Purchase Plan

In 2000, we approved a stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance of which 410,375 shares were issued as of December 31, 2011. During the years ended December 31, 2011 and 2010, we issued 49,400 shares and 51,481 shares, respectively, under the Employee Stock Purchase Plan.

Stock-Based Payment Awards

We account for stock-based payment awards in accordance with the provisions of FASB ASC 718, which requires us to recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”).

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards, except restricted stock units, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

The fair value of restricted stock units are based on the market price of the Company’s stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested restricted stock units are forfeited in the event of termination of employment or engagement with the Company Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized includes compensation expense for the stock-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718. Stock-based compensation expense has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of FASB ASC 718, we elected to retain our method of valuation for stock-based payment awards using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. We record stock compensation expense on a straight-line basis over the requisite service period for all awards granted since the adoption of FASB ASC 718.

Stock Option Plans

1996 Stock Option and Grant Plan

In 1996, we adopted the 1996 Stock Option and Grant Plan (the “1996 Stock Plan”) pursuant to which the Company’s Board of Directors could grant stock options to employees, directors and consultants. The 1996 Stock Plan authorized grants of options to purchase 4,072,480 shares of authorized but unissued common stock. In 2000, the 1996 Stock Plan was replaced by the 2000 Stock Option and Incentive Plan. As of December 31, 2011, there were no options to purchase shares outstanding under the 1996 Stock Plan.

Amended and Restated 2000 Stock Option and Incentive Plan

The Third Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”) was adopted by the Board of Directors on April 13, 2011. Such amendment to the 2000 Plan was approved by the stockholders at the Company’s 2011 Annual Meeting. The 2000 Plan made the following changes, among others, to the Second Amended and Restated 2000 Stock Option and Incentive Plan (the “Plan”):

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

The Company currently has 13,067,675 shares of its common stock reserved for the issuance of awards under the 2000 Plan. As of December 31, 2011, there were options to purchase 8,565,075 shares, and 539,450 restricted stock units outstanding.

Through December 31, 2011 and 2010, incentive stock options to purchase 8,461,068 and 7,901,108 shares and non-qualified stock options to purchase 8,215,077 and 7,744,537 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and non-qualified stock options become fully vested over a four-year period, with one-quarter of the options vesting on each of the first four anniversaries of the grant date.

During the years ended December 31, 2011, 2010 and 2009, 1,030,500, 674,100 and 1,942,000 options, respectively, were granted to employees and directors at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

During 2011 and 2010, 188,750 and 467,600 restricted stock units, respectively, were granted to certain employees under the 2010 Plan. The restricted stock units become fully vested over a period of three years and seven months, with the first quarter vesting after seven months of the grant date and the remaining vesting equally over a period of three years thereafter.

Earnings per share

Basic earnings per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options and restricted stock units into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Years ended December 31,
	2011	2010	2009
Basic	28,451,386	28,967,439	29,648,523
Effect of assumed conversion of employee and director stock options and restricted stock units	1,367,348	437,270	297,199

Diluted	29,818,734	29,404,709	29,945,722

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 3,653,317 shares, 5,801,313 shares and 5,246,212 shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

The following is a summary of stock option and the restricted stock unit activity:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2008	2,846,227	5,725,758	$4.81	—	$—
Granted	(1,942,000)	1,942,000	3.21	—	—
Exercised	—	(123,021)	1.40	—	—
Cancelled / forfeited	42,502	(42,502)	5.03	—	—

Balance at December 31, 2009	946,729	7,502,235	4.45	—	—
Granted	(1,141,700)	674,100	3.62	467,600	3.61
Exercised	—	(58,385)	2.17	—	—
Cancelled / forfeited	291,750	(291,750)	4.68	—	—

Balance at December 31, 2010	96,779	7,826,200	4.38	467,600	3.61
Approved by shareholders	3,700,000	—	—	—	—
Granted	(1,219,250)	1,030,500	5.64	188,750	5.64
Fungible share adjustment for RSU’s granted	(149,113)	—	—	—	—
Exercised	—	(105,625)	3.79	—	—
Vested (RSU’s)	—	—	—	(116,900)	—
Shares Traded for Taxes	40,729	—	—	—	—
Cancelled / forfeited	231,500	(231,500)	5.27	—	—

Balance at December 31, 2011	2,700,645	8,519,575	$4.52	539,450	$4.32

Our policy is to issue stock available from our registered but unissued stock pool through our transfer agent to satisfy stock option exercises and vesting of the restricted stock units.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2011 (Aggregate Intrinsic Value, in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at December 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.99-2.98	1,000,000	5.87	$2.37	$1,500	825,000	5.64	$2.43	$1,192
3.00-3.16	494,350	1.52	3.10	382	494,350	1.52	3.10	380
3.18-3.18	1,708,000	7.07	3.18	1,179	865,000	7.30	3.18	597
3.42-3.72	895,475	5.77	3.58	260	479,450	3.68	3.55	151
3.82-3.82	25,000	8.75	3.82	1	6,250	8.75	3.82	—
3.93-4.28	840,000	4.48	4.21	—	807,500	4.33	4.22	—
4.48-5.57	1,283,750	5.03	5.21	—	1,220,250	5.37	5.22	—
5.64-5.64	995,500	8.92	5.64	—	—	—	—	—
6.47-7.99	1,067,500	0.95	7.67	—	1,067,500	0.95	7.67	—
8.79-8.79	200,000	2.23	8.79	—	200,000	2.23	8.79	—
9.17-9.17	10,000	2.14	9.17	—	10,000	2.14	9.17	—

$1.99-9.17	8,519,575	5.24	$4.52	$3,322	5,975,300	4.20	$4.66	$2,320

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.87 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2011 and 2010 was approximately $8,450 and $0.1 million, respectively. The total number of in-the-money options that were exercisable as of December 31, 2011 was 2,670,050.

A summary of the status of the Company’s non vested shares as of December 31, 2011 is presented below:

Nonvested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2011	2,742,764	$3.43
Granted	1,030,500	5.64
Vested	(1,103,239)	3.75
Forfeited	(125,750)	4.19

Balance at December 31, 2011	2,544,275	$4.20

For the year ended December 31, 2011, the total compensation costs related to unvested awards not yet recognized is $5.4 million and the weighted average period over which it is expected to be recognized is 1.96 years.

Valuation and Expense Information under Stock-Base-Payment Accounting

Stock-based compensation expense related to employee stock options, restricted stock units and the employee stock purchase plan for the years ended December 31, 2011, 2010 and 2009 was allocated as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of product revenues	$76	$65	$61
Sales and marketing	196	112	59
General and administrative	2,570	2,560	2,385
Research and development	21	19	9

Total stock-based compensation	$2,863	$2,756	$2,514

We did not capitalize any stock-based compensation.

The weighted-average estimated value of employee stock options granted during 2011, 2010 and 2009 was $2.94, $1.97 and $1.93, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Volatility	54.24%	55.96%	62.85%
Risk-free interest rate	2.01%	2.22%	2.50%
Expected holding period	5.94 years	6.13 years	6.27 years
Dividend Yield	0%	0%	0%

We used historical volatility to calculate our expected volatility as of December 31, 2011. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected life of employee stock options represents the period of time options are expected to be outstanding and were based on historical experience. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures of 5.04%, 4.74% and 5.84%, respectively. Share-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

The Company has two operating segments aggregated under the LSRT segment, which is the Company’s only reportable segment. These operating segments have similar products and services, customer channels, distribution methods and historical margins. The LSRT segment is engaged in the development, manufacture and marketing of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide. The Company has one additional operating segment, RMD, which does not meet the quantitative thresholds for reportable segments and is therefore disclosed under the caption of “Other”. The RMD division is engaged in the development, manufacture and marketing of devices used by surgeons in the field of regenerative medicine. Non operating expenses that are not allocated to operating segments are under the caption “Unallocated Expenses”. Unallocated expenses also include certain corporate related expenses that are not allocable to the operating segments.

Following is the business segment information for the periods indicated:

	LSRT	Other	Unallocated	Total
	(in thousands)
Year ended December 31, 2011
Total revenues	$108,864	$—	$—	$108,864
Operating income (loss)	13,815	(3,036)	(4,702)	6,077
Interest income	65	—	—	65
Interest expense	(14)	—	(738)	(752)
Other (expense) income, net	(2,080)	—	545	(1,535)
Income (loss) before income taxes	11,735	(3,036)	(4,157)	4,542
Depreciation and amortization	4,224	20	85	4,329
Capital expenditures	1,199	183	124	1,506
Goodwill and indefinite lived intangible assets	35,478	—	—	35,478
Total assets	$126,042	$178	$414	$126,634

	(in thousands)
Year ended December 31, 2010
Total revenues	$108,179	$—	$—	$108,179
Operating income (loss)	16,603	(839)	(5,546)	10,218
Interest income	65	—	—	65
Interest expense	—	—	(677)	(677)
Other expense, net	(941)	—	286	(655)
Income (loss) before income taxes	15,662	(839)	(5,260)	9,563
Depreciation and amortization	3,832	1	84	3,917
Capital expenditures	696	1	147	844
Goodwill and indefinite lived intangible assets	34,692	—	—	34,692
Total assets	$124,410	$1	$386	$124,797

The depreciation and amortization costs above include the amortization of catalog costs of $0.3 million.

Prior to 2010, the Company operated in one business segment. Corporate costs of $6.5 million for the year ended December 31, 2009 are included in general and administrative expenses from continuing operations and are not allocated for purposes of segment reporting.

The following tables summarize selected financial information of the Company’s continuing operations by geographic location:

Revenues by geographic area consist of the following:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
United States	$64,185	$63,538	$41,237
United Kingdom	26,160	27,820	26,961
Rest of the world	18,519	16,821	17,574

Total revenues	$108,864	$108,179	$85,772

Tangible long-lived assets by geographic area consist of the following:

	Year Ended December 31,
	2011	2010
	(in thousands)
United States	$1,685	$1,568
United Kingdom	1,127	1,342
Rest of the world	274	236

Total tangible long-lived assets	$3,086	$3,146

Net assets by geographic area consist of the following:

	Year Ended December 31,
	2011	2010
	(in thousands)
United States	$48,356	$48,250
United Kingdom	27,818	25,428
Rest of the world	19,325	16,570

Total net assets	$95,499	$90,248

18.	Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	Charged (credited) to
	Beginning Balance	Bad Debt Expense	Charged to Allowance	Ending Balance
	(in thousands)
Year ended December 31, 2009	$295	108	—	$403
Year ended December 31, 2010	$403	(117)	(13)	$273
Year ended December 31, 2011	$273	67	(38)	$302

19.	Warranties

A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2009	$186	$(56)	$32	$162
Year ended December 31, 2010	$162	$(54)	$50	$158
Year ended December 31, 2011	$158	$(58)	$44	$144

20.	Supplemental Cash Flow Information:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid for acquisitions:
Net assets acquired or liabilities assumed	$726	$562	$3,818
Goodwill and intangible assets, net of tax	4,439	4,068	21,459
Final payment related to the acquisition of Denville Scientific, net of gain from change in fair value of contingent consideration	—	1,485	—
Purchase of technology	300	1,000	—
Less contingent consideration	—	—	(1,913)
Adjustment for changes in fair value of acquisition contingencies	—	—	(2,600)

Cash paid for acquisitions	$5,465	$7,115	$20,764

21.	Supplemental Statement of Stockholders Equity Information:

	As of December 31,
	2011	2010
	(in thousands)
Balances Included in Accumulated Other Comprehensive loss:
Cumulative translation adjustment	$(2,153)	$(1,177)
Changes in defined benefit pension plans, net of tax benefit of $1,291 and $1,006, respectively	(3,569)	(2,719)

Balance	$(5,722)	$(3,896)

22.	Quarterly Financial Information (unaudited)

Statement of Operations Data:

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Revenues	$26,312	$27,143	$26,381	$29,028	$108,864
Cost of product revenues	13,943	14,358	14,503	15,800	58,604

Gross profit	12,369	12,785	11,878	13,228	50,260
Total operating expenses	10,419	10,266	11,658	11,840	44,183

Operating income	1,950	2,519	220	1,388	6,077
Other (expense) income, net	(275)	(519)	(338)	(403)	(1,535)

Income (loss) before income taxes	1,675	2,000	(118)	985	4,542
Income tax (benefit) expense	(1)	630	(146)	247	730

Net income	$1,676	$1,370	$28	$738	$3,812

Income per share:
Basic earnings per common share	$0.06	$0.05	$0.00	$0.03	$0.13

Diluted earnings per common share	$0.06	$0.05	$0.00	$0.02	$0.13

Statement of Operations Data:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Revenues	$26,300	$25,905	$26,453	$29,521	$108,179
Cost of product revenues	13,510	13,848	13,879	15,135	56,372

Gross profit	12,790	12,057	12,574	14,386	51,807
Total operating expenses	9,813	9,685	10,632	11,459	41,589

Operating income	2,977	2,372	1,942	2,927	10,218
Other (expense) income, net	(154)	125	(380)	(246)	(655)

Income before income taxes	2,823	2,497	1,562	2,681	9,563
Income tax expense (benefit)	601	615	(11,167)	499	(9,452)

Net income	$2,222	$1,882	$12,729	$2,182	$19,015

Income per share:
Basic earnings per common share	$0.07	$0.06	$0.45	$0.08	$0.66

Diluted earnings per common share	$0.07	$0.06	$0.44	$0.08	$0.65

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 15, 2012	By:	/s/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHANE GRAZIANO Chane Graziano	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/s/ THOMAS MCNAUGHTON Thomas McNaughton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012

/s/ DAVID GREEN David Green	President and Director	March 15, 2012

/s/ ROBERT DISHMAN Robert Dishman	Director	March 15, 2012

/s/ NEAL J. HARTE Neal J. Harte	Director	March 15, 2012

/s/ JOHN F. KENNEDY John F. Kennedy	Director	March 15, 2012

/s/ EARL R. LEWIS Earl R. Lewis	Director	March 15, 2012

/s/ GEORGE UVEGES George Uveges	Director	March 15, 2012

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

(5)2.1	Asset Purchase Agreement, dated September 30, 2008, by and among Harvard Bioscience, Inc., as Parent, Union Biometrica, Inc., as Seller, and UBIO Acquisition Company, as Buyer.

(14)2.3	Asset Purchase Agreement, dated September 2, 2009, by and among Harvard Bioscience, Inc., as Parent, and DAC Acquisition Holding, Inc., as Purchaser, Denville Scientific, Inc., as Seller, and Walter Demsia and Ryan Sharp, as Shareholders.

(1a)3.1	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.

(1a)3.2	Amended and Restated By-laws of Harvard Bioscience, Inc.

(2)3.3	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007).

(6)3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Harvard Bioscience, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

(1a)4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.

(1b)4.2	Amended and Restated Securityholders’ Agreement dated as of March 2, 1999 by and among Harvard Apparatus, Inc., Pioneer Partnership II, Pioneer Capital Corp., First New England Capital, L.P. and Citizens Capital, Inc. and Chane Graziano and David Green.

(7)4.3	Shareholders Rights Agreement, dated as of February 5, 2008 between Harvard Bioscience, Inc., and Registrar and Transfer Company, as Rights Agent.

(1b)10.1	Harvard Apparatus, Inc. 1996 Stock Option and Grant Plan.

(9)10.2	Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan.

(1a)10.3	Harvard Bioscience, Inc. Employee Stock Purchase Plan.

#(16)10.4	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and Chane Graziano, dated December 18, 2008.

#(16)10.5	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and David Green, dated December 18, 2008.

(1b)10.6	Form of Director Indemnification Agreement.

(16)10.7	Lease of Unit 22 Phase I Cambridge Science Park, Milton Road, Cambridge dated May 8, 2008 between The Master Fellows and Scholars of Trinity College Cambridge and Biochrom Limited.

#(16)10.8	Amended and Restated Employment Agreement between Harvard Bioscience, Inc. and Susan Luscinski dated December 18, 2008.

+(4)10.12	Strategic Supplier Alliance Agreement, dated April 10, 2008, by and between Biochrom Limited and GE Healthcare Biosciences, Corp.

(12)10.13	Lease, dated February 23, 2004, by and between William Cash Forman and Hoefer, Inc.

+(8)10.14	Trademark License Agreement, dated December 9, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.

(10)10.16	Lease Agreement Between Seven October Hill, LLC and Harvard Bioscience, Inc. dated December 30, 2005.

(11)10.18	Form of Incentive Stock Option Agreement (Executive Officers).

(11)10.19	Form of Non-Qualified Stock Option Agreement (Executive Officers).

(11)10.20	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).

#(3)10.21	Employment Agreement Between Harvard Bioscience, Inc. and Thomas McNaughton, dated November 14, 2008.

(13)10.22	First Amendment to the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan.

(15)10.23	Amended and Restated Revolving Credit Loan Agreement, dated as of August 7, 2009, by and among Harvard Bioscience, Inc. and the Lenders from time to time party thereto, including Bank of America, N.A. (both in its capacity as “Lender” and in its capacity as “Agent”), and Brown Brothers Harriman & Co.

(17) 10.24	Amendment No. 2, dated as of May 22, 2010, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.

(19) 10.25	Form of Deferred Stock Award Agreement under the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option and Incentive Plan.

#10.26*	Director Compensation Arrangements.

(20) 10.27	Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option and Incentive Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1a)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.

(1b)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 18, 2008) and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A, as amended (filed February 19, 2009) and incorporated by reference thereto.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on October 6, 2008) and incorporated by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 8, 2008) and incorporated by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto.

(9)	Previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 16, 2008) and incorporated by reference thereto.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 15, 2004)) and incorporated by reference thereto.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 7, 2009) and incorporated by reference thereto.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 9, 2009) and incorporated by reference thereto.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 13, 2009) and incorporated by reference thereto.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2009) and incorporated by reference thereto.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 3, 2010) and incorporated by reference thereto.

(18)	Previously disclosed in the Company’s Proxy Statement on Schedule 14A (filed April 23, 2010) and incorporated by reference thereto.

(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto.

(20)	Previously disclosed in the Company’s Proxy Statement on Schedule 14A (filed April 15, 2011) and incorporated by reference thereto.

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the “Commission”).

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#	Management contract or compensatory plan or arrangement.

The	Company will furnish to stockholders a copy of any exhibit without charge upon written request.