Form 10-Q
period 2012-03-31
HARVARD BIOSCIENCE INC
filed 2012-05-10
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 28,767,670 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$17,237	$17,916
Accounts receivable, net of allowance for doubtful accounts of $342 and $302, respectively	16,170	15,078
Inventories	18,382	18,160
Deferred income tax assets - current	3,913	3,908
Other receivables and other assets	2,816	2,501

Total current assets	58,518	57,563

Property, plant and equipment, net	3,853	3,086
Deferred income tax assets - non-current	8,073	7,925
Amortizable intangible assets, net	23,560	22,367
Goodwill	36,061	34,209
Other indefinite lived intangible assets	1,279	1,269
Other assets	163	215

Total assets	$131,507	$126,634

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,920	$4,959
Deferred revenue	638	483
Accrued income taxes payable	252	251
Accrued expenses	3,686	3,323
Other liabilities - current	1,233	543

Total current liabilities	10,729	9,559

Long-term debt	16,800	16,300
Deferred income tax liabilities - non-current	732	369
Other liabilities - non-current	5,138	4,907

Total liabilities	33,399	31,135

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,498,177 and 36,289,170 shares issued and 28,752,670 and 28,543,663 shares outstanding, respectively	363	362
Additional paid-in-capital	191,974	191,157
Accumulated deficit	(79,101)	(79,630)
Accumulated other comprehensive loss	(4,460)	(5,722)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)

Total stockholders’ equity	98,108	95,499

Total liabilities and stockholders’ equity	$131,507	$126,634

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenues	$28,322	$26,312
Cost of product revenues	14,922	13,943

Gross profit	13,400	12,369

Sales and marketing expenses	4,768	4,176
General and administrative expenses	4,861	4,355
Research and development expenses	1,714	1,267
Restructuring charges	150	—
Amortization of intangible assets	678	621

Total operating expenses	12,171	10,419

Operating income	1,229	1,950

Other (expense) income:
Foreign exchange	(41)	(21)
Interest expense	(147)	(195)
Interest income	14	15
Other, net	(211)	(74)

Other (expense) income, net	(385)	(275)

Income before income taxes	844	1,675
Income tax expense (benefit)	315	(1)

Net income	$529	$1,676

Income per share:
Basic earnings per common share	$0.02	$0.06

Diluted earnings per common share	$0.02	$0.06

Weighted average common shares:
Basic	28,710	28,389

Diluted	29,673	29,497

Comprehensive income:
Net income	$529	$1,676
Foreign currency translation adjustments	1,262	1,855

Total comprehensive income	$1,791	$3,531

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$529	$1,676
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	697	552
Depreciation	317	307
Gain on sales of fixed assets	(3)	(15)
Amortization of catalog costs	71	64
Provision for allowance for doubtful accounts	—	13
Amortization of intangible assets	678	621
Amortization of deferred financing costs	22	22
Deferred income taxes	(104)	71
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(682)	1,112
Decrease (increase) in inventories	491	(1,757)
Increase in other receivables and other assets	(54)	(743)
(Decrease) increase in trade accounts payable	(442)	696
(Decrease) increase in accrued income taxes payable	(73)	69
Increase (decrease) in accrued expenses	204	(1,521)
Increase in deferred revenue	117	76
Decrease in other liabilities	(163)	(99)

Net cash provided by operating activities	1,605	1,144

Cash flows used in investing activities:
Additions to property, plant and equipment	(297)	(444)
Additions to catalog costs	—	(125)
Proceeds from sales of property, plant and equipment	3	19
Acquisitions, net of cash acquired	(3,005)	—

Net cash used in investing activities	(3,299)	(550)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	500	—
Repayments of debt	—	(901)
Net proceeds from issuance of common stock	267	—

Net cash provided by (used in) financing activities	767	(901)

Effect of exchange rate changes on cash	248	691

(Decrease) increase in cash and cash equivalents	(679)	384
Cash and cash equivalents at the beginning of period	17,916	19,704

Cash and cash equivalents at the end of period	$17,237	$20,088

Supplemental disclosures of cash flow information:
Cash paid for interest	$137	$188
Cash paid for income taxes, net of refunds	$490	$600

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 15, 2012.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011, as applicable, have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 15, 2012.

2.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 31, 2012		December 31, 2011		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$13,307	$(9,533)	$12,405	$(9,101)	5.5 Years
Tradename	6,314	(1,442)	5,840	(1,339)	12.8 Years
Distribution agreement/customer relationships	21,735	(6,823)	20,997	(6,438)	12.0 Years
Patents	9	(7)	9	(6)	4.1 Years

Total amortizable intangible assets	41,365	$(17,805)	39,251	$(16,884)

Unamortizable intangible assets:
Goodwill	36,061		34,209
Other indefinite lived intangible assets	1,279		1,269

Total goodwill and other indefinite lived intangible assets	37,340		35,478

Total intangible assets	$78,705		$74,729

(a)	Weighted average life is as of March 31, 2012

The change in the carrying amount of goodwill for the three months ended March 31, 2012 is as follows:

Goodwill rollforward

(in thousands)
Balance at December 31, 2011	$34,209
Goodwill arising from business combination	1,383
Effect of change in foreign currency translation	469

Balance at March 31, 2012	$36,061

Intangible asset amortization expense was $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.8 million for the year ending December 31, 2012, $2.6 million for the year ending December 31, 2013, $2.4 million for the year ending December 31, 2014, $2.1 million for the year ending December 31, 2015 and $2.0 million for the year ending December 31, 2016.

3.	Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Finished goods	$8,639	$8,372
Work in process	749	626
Raw materials	8,994	9,162

Total	$18,382	$18,160

4.	Restructuring and Other Exit Costs

2012 Restructuring Plan

During the quarter ended March 31, 2012, the management of Harvard Bioscience initiated a plan to reduce operating expenses at Panlab s.l., its Harvard Apparatus Spain subsidiary. The Company recorded restructuring charges of approximately $0.2 million representing severance payments. No charges are expected to be incurred beyond the first quarter of 2012 on this matter.

Activity and liability balances related to these charges were as follows:

	Severance and Related Costs	Total
	(in thousands)
Restructuring charges	$150	$150
Cash payments	(150)	(150)

Restructuring balance at March 31, 2012	$—	$—

2011 Restructuring Plans

During the quarter ended September 30, 2011, the management of Harvard Bioscience initiated a plan to relocate its Hoefer subsidiary’s San Francisco, California facility as part of a business improvement initiative. The Company recorded restructuring charges of approximately $0.5 million, which included $0.3 million in fixed asset write offs, $0.1 million in severance payments and $0.1 million in other expenses. The Company anticipates the remaining payments related to the 2011 Restructuring Plan will occur in the second quarter of 2012.

Activity and liability balances related to these charges were as follows:

	Severance and Related Costs	Fixed Asset Write offs	Other	Total
	(in thousands)
Restructuring charges	$78	$307	$110	$495
Cash payments	(33)	—	(180)	(213)
Non-cash charges	—	(307)	70	(237)

Restructuring balance at December 31, 2011	45	—	—	45
Cash payments	(28)	—	—	(28)

Restructuring balance at March 31, 2012	$17	$—	$—	$17

Aggregate restructuring charges for all the restructuring plans were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Restructuring charges	$150	$—

5.	Acquisition

AHN Biotechnologie GmbH

On February 3, 2012, the Company acquired all issued and outstanding shares of AHN Biotechnologie GmbH (“AHN”) for approximately $2.6 million. The Company funded the acquisition from its existing cash balances.

AHN is a manufacturer of plastic laboratory consumables which include pipettes, pipette tips, PCR tubes and spin columns. AHN is located in Nordhausen, Germany. This acquisition is complementary to the Company’s molecular biology product line.

The aggregate purchase price for this acquisition was preliminarily allocated to tangible and intangible assets acquired as follows:

(in thousands)
Tangible assets	$1,637
Liabilities assumed	(1,581)

Net assets assumed	56

Goodwill and intangible assets:
Goodwill	1,383
Technology	187
Customer relationships	576
Trade name	433

Total goodwill and intangible assets	2,579

Acquisition purchase price	$2,635

Direct acquisition costs related to AHN recorded in other, net in the Company’s consolidated statements of operations, were $0.2 million for the three months ended March 31, 2012.

The results of operations for AHN have been included in the Life Science Research Tools (“LSRT”) segment in the Company’s consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered immaterial for the purposes of proforma financial statement disclosures. Goodwill recorded as a result of the acquisition of AHN is not deductible for tax purposes.

6.	Warranties

Warranties are estimated and accrued at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2011	$158	$(58)	$44	$144

Three months ended March 31, 2012	$144	$(31)	$48	$161

7.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Components of net periodic benefit cost:
Service cost	$85	$56
Interest cost	198	213
Expected return on plan assets	(136)	(158)
Net amortization loss	51	36

Net periodic benefit cost	$198	$147

For the three months ended March 31, 2012 and 2011, the Company contributed $0.2 million to its defined benefit plans. The Company expects to contribute approximately $0.9 million to its defined benefit plans during 2012.

8.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2017.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.2 million for the year ending December 31, 2012. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at March 31, 2012, are as follows:

Operating Leases
(in thousands)
2013	$772
2014	730
2015	682
2016	679
2017	418
Thereafter	130

Net minimum lease payments	$3,411

9.	Capital Stock

Employee Stock Purchase Plan (“ESPP”)

In 2000, the Company approved the ESPP. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 410,375 shares were issued as of March 31, 2012. During the three months ended March 31, 2012 and 2011, no shares of the Company’s common stock were issued under the ESPP.

Stock Option Plans

We account for share-based payment awards in accordance with the provisions of FASB ASC 718 “Compensation- Stock Compensation”, which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, Restricted Stock Units (“RSUs”) and employee stock purchases related to the ESPP.

A summary of stock option and RSU activity under the Company’s stock option and equity plans for the three months ended March 31, 2012 is as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value

Balance at December 31, 2011	2,700,645	8,519,575	$4.52	539,450	$4.32
Granted	(50,000)	50,000	4.10	—	—
Exercised	—	(82,500)	3.23	—	—
Vested (RSU’s)	—	—	—	(164,090)	—
Shares Traded for Taxes	45,912	—	—	—	—
Cancelled / forfeited	894,962	(847,500)	6.72	(47,462)	4.21
Fungible share adjustment for RSU’s cancelled	11,109	—	—	—	—

Balance at March 31, 2012	3,602,628	7,639,575	$4.29	327,898	$4.40

The following assumptions were used to estimate the fair value of the stock options:

Three Months Ended March 31,
2012
Volatility	55.52%
Risk-free interest rate	1.17%
Expected holding period	6.01 years
Dividend Yield	0%

There were no stock options granted during the three months ended March 31, 2011.

The weighted average fair values of the options granted under the Third Amended and Restated 2000 Stock Option and Incentive Plan (“2000 Plan”) during the three months ended March 31, 2012 was $2.14, using the Black Scholes option-pricing model.

The Company used historical volatility to estimate the expected stock price volatility assumption. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected holding period of employee stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period is generally 4 years and the contractual life is 10 years.

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 consisted of stock-based compensation expense related to employee stock options, RSUs and the ESPP.

Stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively, was allocated as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Cost of product revenues	$16	$14
Sales and marketing	61	38
General and administrative	614	500
Research and development	6	—

Total stock-based compensation	$697	$552

We did not capitalize any stock-based compensation.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2012	2011

Basic	28,709,758	28,388,638
Effect of assumed conversion of employee and director stock options and restricted stock units	962,997	1,108,199

Diluted	29,672,755	29,496,837

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 4,232,539 and 3,436,100 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, as the impact of these shares would be anti-dilutive.

10.	Revolving Credit Facility

On August 7, 2009, the Company entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, the Company entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of the credit facility to August 7, 2013 and reduces the interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. At March 31, 2012, the interest rate for the facility was 3.24%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on the ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of March 31, 2012 and December 31, 2011, the Company had $16.8 million and $16.3 million, respectively, outstanding under its credit facility. The borrowings under the credit facility were primarily related to its acquisitions, and stock repurchases. As of March 31, 2012, the Company was in compliance with all financial covenants contained in the credit facility; and was not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under its revolving credit facility of $3.2 million.

11.	Income Tax

The effective income tax rate was 37.3% for the three months ended March 31, 2012. This included benefits related to foreign tax rate differential and research and development tax credits, as well as offsetting discrete expense items related to acquisition costs and stock compensation expense. As described in Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company had recorded an uncertain tax liability of $0.7 million at the end of 2010. In January 2011, the statute of limitations expired for the return that included $0.5 million of these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability of $0.5 million and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and was included as a benefit in the Income tax expense (benefit) line item in the Consolidated Statements of Operations.

12.	Segment and Related Information

As described in Note 17 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company has two operating segments aggregated under the LSRT segment, which is the Company’s only reportable segment. These operating segments have similar products and services, customer channels, distribution methods and historical margins. The LSRT segment is engaged in the development, manufacture and marketing of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide.

The Company has one additional operating segment, Regenerative Medicine Device (“RMD”), which does not meet the quantitative thresholds for reportable segments and is therefore disclosed under the caption of “Other”. The RMD division is engaged in the development, manufacturing and marketing of devices used by surgeons in the field of regenerative medicine. Non operating expenses that are not allocated to operating segments are under the caption “Unallocated Expenses”. Unallocated expenses also include certain corporate related expenses that are not allocable to the operating segments.

Summarized financial information on the Company’s reportable segments for the three month periods ended March 31, 2012 and 2011 are shown in the following table. There were no inter segment revenues.

	LSRT	Other	Unallocated	Total
	(in thousands)
Three month period ended March 31, 2012

Total revenues	$28,322	$—	$—	$28,322
Operating income (loss)	3,634	(1,184)	(1,221)	1,229
Income (loss) before income taxes	3,253	(1,184)	(1,225)	844
Total assets	130,926	179	402	131,507

Three month period ended March 31, 2011

Total revenues	26,312	—	—	26,312
Operating income (loss)	3,704	(455)	(1,299)	1,950
Income (loss) before income taxes	3,464	(455)	(1,334)	1,675
Total assets	$127,150	$14	$379	$127,543

13.	Supplemental disclosures of cash flow information:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Cash paid for acquisitions, net of cash acquired:
Net assets acquired or liabilities assumed	$56	$—
Goodwill and intangible assets, net of tax	2,579	—
Payment related to the acquisition of intellectual property from Actimetrics	370	—

Cash paid for acquisitions, net of cash acquired	$3,005	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,”“potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand our distribution channels, expand our product offerings, introduce new products or commercialize new technologies on a timely basis, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions and any restructuring initiative, lack of demand or decreased demand for the Company’s products due to changes in our customers’ needs, success of our efforts with our distributor to promote sales of our microvolume spectrophotometer product and success of our strategies to increase the sales of other products, our ability to obtain regulatory approvals, including FDA approval, for our products including any products in the field of regenerative medicine, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, our ability to utilize deferred tax assets after the release of our valuation allowances, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

General

Harvard Bioscience consists of a Life Science Research Tools (“LSRT”) business and a Regenerative Medicine Device (“RMD”) business.

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

In addition to driving growth in our core research markets, we have been investing to create new products to address what we believe is a long term growth opportunity in the emerging field of regenerative medicine. Regenerative medicine is using stem cells to repair damaged organs and to grow organs outside the body for transplant. The U.S. Department of Health and Human Services has projected that the U.S. market for regenerative medicine may be $100 billion in the coming years. The government’s estimate appears to include the value of all regenerative medicine protocols and therapies, including potential cost savings versus current methodologies. Our strategy is not to become a therapeutics company, but instead, to provide tools to researchers and clinicians in the field of regenerative medicine. These new tools currently fall into two main categories: bioreactors for growing tissue and organs outside the body; and injectors for stem cell therapy. These new tools we are creating are being built on our existing technologies—such as our market leading Harvard Apparatus precision syringe pumps and market leading Hugo-Sachs isolated organ systems.

Our strategy in our RMD business is to (i) create devices in collaboration with leading surgeons, (ii) build these devices using our existing technologies and brands in an effort to reduce the investment needed to get the devices to market, and (iii) develop devices with significant disposable components to improve clinical safety and allow us to participate on a per-procedure basis following the sale of an instrument.

Our first regenerative medicine tool, the “InBreath” hollow organ bioreactor, was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini of the Karolinska University Hospital and Karolinska Institutet, et al reported this success in The Lancet, a leading general medicine journal, in November 2008. We have licensed the “InBreath” hollow organ bioreactor from Dr. Macchiarini’s team, and worked to make it a commercial device. We believe that it is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

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

In June 2011, the “InBreath” bioreactor was used for the world’s first successful transplantation of a synthetic tissue engineered windpipe. For the first time in history, a patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The cells were grown on the scaffold inside the bioreactor for two days before transplantation into the patient. Because the cells used to regenerate the trachea were the patient’s own, there has been no rejection of the transplant, and the patient is not taking immunosuppressive drugs. The patient had been suffering from late stage tracheal cancer, which before this surgery would have been inoperable, and is now alive and well eleven months after the surgery. The operation was performed at the Karolinska University Hospital in Huddinge, Stockholm, by Dr. Paolo Macchiarini and colleagues. Dr. Macchiarini led an international team including medical professionals and individuals who designed and built the nanocomposite tracheal scaffold, and we produced a specifically designed bioreactor used to seed the scaffold with the patient’s own stem cells. The success of this transplant surgery was noted in The Lancet on November 24, 2011.

In November 2011, a second patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The patient had been suffering from late stage tracheal cancer. The patient was discharged from the hospital in January 2012. On March 5, 2012, this patient died. The official cause of death recorded on the death certificate was pneumonia secondary to tracheal cancer. We know of no evidence that either the scaffold or the bioreactor played any part in the patients death.

In addition to the bioreactors described above, we have also made progress on our clinical version of one of our market leading Harvard Apparatus research syringe pumps. The research version of this pump is called the “PHD Ultra Nanomite” stem cell therapy injection system. We anticipate that this pump will be used to inject cells into damaged tissue in cell therapy. We expect to submit this pump to the regulatory agencies in 2012 for approval. Based on our progress to date, we expect to get our first clinical revenue this year.

We are also actively evaluating strategic alternatives to fund the RMD business going forward.

While we expect the initiatives discussed above to positively impact our business, the success of these initiatives is subject to a number of factors, including fluctuations in foreign exchange rates, the current economic and financial condition and their impact on our customers and our ability to obtain credit on terms favorable to us, the competitiveness of our new products, the strength of our intellectual property underlying these products, the success of our marketing efforts and those of our distributors and the other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.

Financing

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, we entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. At March 31, 2012, the interest rate for the facility was 3.24%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

At March 31, 2012, we had borrowings of $16.8 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users represented approximately 57% and 58%, respectively, of our revenues for the three months ended March 31, 2012 and for the year ended December 31, 2011.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the three months ended March 31, 2012 and for the year ended December 31, 2011, approximately 43% and 42%, respectively, of our revenues were derived from sales to distributors.

For the three months ended March 31, 2012, approximately 64% of our revenues were derived from products we manufacture; approximately 23% were derived from distributed products sold under our brand names and approximately 13% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2011, approximately 62% of our revenues were derived from products we manufacture; approximately 13% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment and 25% were derived from distributed products sold under our brand names.

For the three months ended March 31, 2012 and for the year ended December 31, 2011, approximately 41% of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock-based compensation expenses. Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $0.7 million and $0.6 million, respectively. This stock-based compensation expense was related to employee stock options, RSUs and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Income Taxes

The effective income tax rate was 37.3% for the three months ended March 31, 2012. This included benefits related to foreign tax rate differential and research and development tax credits, as well as offsetting discrete expense items related to acquisition costs and stock compensation expense. As described in Note 13 in our Company’s Annal Report on Form 10-K for the year ended December 31, 2011, we had recorded an uncertain tax liability of $0.7 million at the end of 2010. In January 2011, the statute of limitations expired for the return that included $0.5 million of these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability of $0.5 million and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and is included as a benefit in the Income tax expense (benefit) line item in the Consolidated Statements of Operations.

Selected Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011	Dollar Change	% Change
	(dollars in thousands, unaudited)

Revenues	$28,322	$26,312	$2,010	7.6%
Cost of product revenues	14,922	13,943	979	7.0%
Gross margin percentage	47.3%	47.0%		0.6%
Sales and marketing expenses	4,768	4,176	592	14.2%
General and administrative expenses	4,861	4,355	506	11.6%
Research and development expenses	1,714	1,267	447	35.3%

Revenues.

Revenues increased $2.0 million, or 7.6%, to $28.3 million for the three months ended March 31, 2012 compared to $26.3 million for the same period in 2011. Our acquisitions of CMA and AHN contributed approximately $1.2 million to first quarter 2012 revenues. The effect of a stronger U.S. dollar decreased our first quarter revenues by $0.3 million, or 1.0%, compared with the same period in 2011. Adjusting for the effect of foreign currency fluctuation and acquisitions, revenues were up $1.1 million, or 4.2%, year-to-year and reflected organic growth across our Harvard Apparatus, Denville and Hoefer businesses.

Cost of product revenues.

Cost of product revenues increased $1.0 million, or 7.0%, to $14.9 million for the three months ended March 31, 2012 compared with $13.9 million for the three months ended March 31, 2011. The increase in cost of product revenues included $0.7 million, or 5.0%, attributable to our acquisitions of CMA and AHN. A stronger U.S. dollar caused a $0.1 million, or 1.0%, favorable currency effect on the cost of product revenues for the three months ended March 31, 2012. Gross profit as a percentage of revenues increased to 47.3% for the three months ended March 31, 2012 compared with 47.0% for the same period in 2011. The increase in gross profit as a percentage of revenues was primarily due to a more favorable sales mix in the first quarter of 2012 compared with the first quarter of 2011.

Sales and marketing expense.

Sales and marketing expenses increased $0.6 million, or 14.2%, to $4.8 million for the three months ended March 31, 2012 compared with $4.2 million for the three months ended March 31, 2011. In LSRT, sales and marketing expenses increased $0.5 million, or 13.4%, to $4.6 million, compared to $4.1 million for the three months ended March 31, 2011 primarily due to $0.1 million, or 2.8%, of expenses related to our AHN and CMA acquisitions, and $0.4 million, or 10.7%, due to an increase in the number of sales representatives at our Denville business. In RMD, sales and marketing expenses increased $0.1 million primarily due to an increase in business development efforts.

General and administrative expense.

General and administrative expenses increased $0.5 million, or 11.6%, to $4.9 million for the three months ended March 31, 2012 compared with $4.4 million for the three months ended March 31, 2011. In LSRT, general and administrative expenses increased $0.2 million, or 5.8%, to $4.5 million, compared to $4.3 million for the three months ended March 31, 2011 primarily due to our acquisitions of CMA and AHN. In RMD, general and administrative expenses increased $0.3 million due to increased activity in our regenerative medicine device initiative.

Research and development expense.

Research and development expenses increased $0.4 million, or 35.3%, to $1.7 million for the three months ended March 31, 2012 compared with $1.3 million for the same period in 2011. In LSRT, research and development expenses remained flat at $1.0 million for the three months ended March 31, 2012 and 2011. In RMD, research and development expenses increased $0.4 million primarily due to increased activity in our stem cell therapy injector and bioreactor development initiatives.

Amortization of intangible assets.

Amortization of intangible asset expenses increased $0.1 million, or 9.2%, to $0.7 million for the three months ended March 31, 2012 compared with $0.6 million for the same period in 2011. The year-to-year increase in the amortization expense was primarily due to the acquisitions of CMA and AHN.

Other(expense) income, net.

Other expense and income, net, was $0.4 million expense and $0.3 million expense for the three months ended March 31, 2012 and 2011, respectively. Net interest expense was $0.1 million for the three months ended March 31, 2012 compared to net interest expense of $0.2 million for the three months ended March 31, 2011. The decrease in net interest expense was primarily due to a lower average interest rate and debt balance in the first quarter of 2012 compared to the first quarter of 2011. Other expense and income, net, for the three months ended March 31, 2012 and 2011, also included $0.2 million and $0.1 million, respectively, of primarily acquisition related expenses.

Income Taxes.

Income tax expense (benefit) was $0.3 million expense and $1,000 benefit for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate was 37.3% expense for the three months ended March 31, 2012, compared with a benefit of less than 1.0% for the same period in 2011. The effective tax rate for the first quarter of 2012 included benefits related to foreign tax rate differential and research and development tax credits, as well as offsetting discrete expense items related to acquisition costs and stock compensation expense. The effective tax rate for the first quarter of 2011 included benefits related to foreign tax rate differential and research and development tax credits, and a $0.5 million benefit related to the reversal of an uncertain tax liability and the related accrued interest due to the expiration of the statute of limitation for that item.

Restructuring.

During the quarter ended March 31, 2012, we initiated a plan to reduce operating expenses at Panlab s.l., our Harvard Apparatus Spain subsidiary. We recorded restructuring charges of approximately $0.2 million representing severance payments. No charges are expected to be incurred beyond the first quarter of 2012 on this matter. There were no restructuring charges recorded during the quarter ended March 31, 2011.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, and capital expenditures.

We ended the first quarter of 2012 with cash and cash equivalents of $17.2 million compared to $17.9 million at December 31, 2011. As of March 31, 2012 and December 31, 2011, we had $16.8 million and $16.3 million, respectively, of borrowings outstanding under our credit facility. Total cash and cash equivalents, net of debt was $0.4 million and $1.6 million at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, cash and cash equivalents held by our foreign subsidiaries was $14.5 million and $15.9 million, respectively. These funds are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds then U.S. federal and state income taxes would have to be recorded on such amounts. We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings. In February 2012, we acquired all issued and outstanding shares of AHN, a German manufacturer, and utilized approximately $2.6 million of our foreign cash on hand. During 2012, we plan to use approximately $2.0 million additional foreign cash on hand for capital improvements at this new subsidiary.

Condensed Cash Flow Statements

(in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operations:
Net income	$529	$1,676
Changes in assets and liabilities	(602)	(2,167)
Other adjustments to operating cash flows	1,678	1,635

Net cash provided by operating activities	1,605	1,144

Investing activities:
Acquisitions, net of cash acquired	(3,005)	—
Other investing activities	(294)	(550)

Net cash used in investing activities	(3,299)	(550)

Financing activities:
Proceeds (repayment) of debt, net	500	(901)
Other financing activities	267	—

Net cash provided by (used in) financing activities	767	(901)

Effect of exchange rate changes on cash	248	691

(Decrease) Increase in cash and cash equivalents	$(679)	$384

Our operating activities generated cash of $1.6 million for the three months ended March 31, 2012 compared to $ 1.1 million for the three months ended March 31, 2011. The increase in cash flows from operations was primarily due to favorable changes to working capital year to year partially, offset by a lower net income due to increased spending in our RMD business.

Our investing activities used cash of $3.3 million during the three months ended March 31, 2012 compared to $0.6 million during the three months ended March 31, 2011. Investing activities during 2012 included acquisitions of businesses and purchases and sales of property, plant and equipment. Investing activities during 2011 included purchases and sales of property, plant and equipment and expenditures for our catalogs. In January 2012, we acquired intellectual property from Actimetrics for $0.4 million. In February 2012, we acquired AHN for approximately $2.6 million. These were funded from our existing cash balances. All of these payments were included in “Acquisitions, net of cash acquired” under investing activities. We spent $0.1 million during the three months ended March 31, 2011 on catalog costs. We did not incur any expenditure on catalog costs during the three months ended March 31, 2012. We spent $0.3 million and $0.4 million in the three months ended March 31, 2012 and 2011, respectively, on capital expenditures. We currently expect to make approximately $3.3 million of capital expenditures during the remainder of 2012.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the three months ended March 31, 2012, financing activities provided cash of $0.8 million, due to additional borrowing of $0.5 million under our credit facility and net proceeds from the issuance of common stock of $0.3 million. During the three months ended March 31, 2011, financing activities used cash of $0.9 million due to repayment of debt under our credit facility.

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

Changes in foreign currency exchange rates resulted in decreases in revenues and expenses of $0.3 million respectively, during the three months ended March 31, 2012, compared to increases in revenues and expenses of $0.2 million respectively, during the three months ended March 31, 2011.

The gain associated with the translation of foreign subsidiaries equity into U.S. dollars included as a component of comprehensive income, was approximately $1.3 million and $1.9 million during the three months ended March 31, 2012 and 2011, respectively. In addition, currency exchange rate fluctuations included as a component of net income resulted in approximately $41,000 and $21,000 in foreign currency losses during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, we had $16.8 million and $16.3 million, respectively, outstanding under our credit facility. The borrowings under our credit facility were primarily related to our acquisitions and repurchases of our common stock under our stock repurchase program.

Contractual Obligations

The following schedule represents our contractual obligations, excluding interest, as of March 31, 2012.

	Total	2013	2014	2015	2016	2017	2018 and Beyond
	(in thousands)
Bank credit facility and notes payable	$16,800	$16,800	$—	$—	$—	$—	$—
Operating leases	3,411	772	730	682	679	418	130

Total	$20,211	$17,572	$730	$682	$679	$418	$130

We had a liability at March 31, 2012 of $0.2 million for uncertain tax positions taken in an income tax return. We do not know the ultimate resolution of this uncertain tax position and as such, do not know the ultimate timing of payments related to this liability. Accordingly, this amount is not included in the above table.

We have an underfunded pension liability of $3.6 million, net of tax, for the period ended March 31, 2012 which is recognized as part of the accumulated other comprehensive income in the consolidated balance sheets. Since we do not know the ultimate timing of payments related to this liability, this amount has not been included in the above table.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2012, we had $16.8 million outstanding under our revolving credit facility. On September 30, 2011, we entered into the Amendment with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. At March 31, 2012, the interest rate on this debt was 3.24%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of March 31, 2012 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of March 31, 2012	Interest expense increase
(in thousands)
Interest rates increase by 1%	$168
Interest rates increase by 2%	$336

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 15, 2012.

Item 6.	Exhibits

Exhibit Index

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: May 10, 2012

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer