Form 10-Q
period 2012-06-30
HARVARD BIOSCIENCE INC
filed 2012-08-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 28,793,267 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$18,655	$17,916
Accounts receivable, net of allowance for doubtful accounts of $314 and $302, respectively	15,066	15,078
Inventories	17,746	18,160
Deferred income tax assets - current	3,929	3,908
Other receivables and other assets	2,907	2,501

Total current assets	58,303	57,563

Property, plant and equipment, net	3,778	3,086
Deferred income tax assets—non-current	8,231	7,925
Amortizable intangible assets, net	22,479	22,367
Goodwill	35,369	34,209
Other indefinite lived intangible assets	1,261	1,269
Other assets	110	215

Total assets	$129,531	$126,634

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,607	$4,959
Deferred revenue	570	483
Accrued income taxes payable	320	251
Accrued expenses	3,089	3,323
Other liabilities - current	1,327	543

Total current liabilities	9,913	9,559

Long-term debt	16,100	16,300
Deferred income tax liabilities—non-current	684	369
Other liabilities—non-current	4,819	4,907

Total liabilities	31,516	31,135

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 36,538,774 and 36,289,170 shares issued and 28,793,267 and 28,543,663 shares outstanding, respectively	364	362
Additional paid-in-capital	192,828	191,157
Accumulated deficit	(78,331)	(79,630)
Accumulated other comprehensive loss	(6,178)	(5,722)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)

Total stockholders’ equity	98,015	95,499

Total liabilities and stockholders’ equity	$129,531	$126,634

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$28,496	$27,143	$56,818	$53,456
Cost of product revenues	14,881	14,358	29,803	28,301

Gross profit	13,615	12,785	27,015	25,155

Sales and marketing expenses	4,743	4,271	9,512	8,449
General and administrative expenses	4,902	4,206	9,760	8,561
Research and development expenses	1,972	1,128	3,689	2,395
Restructuring charges (credits)	(13)	(28)	137	(28)
Amortization of intangible assets	712	689	1,391	1,310

Total operating expenses	12,316	10,266	24,489	20,687

Operating income	1,299	2,519	2,526	4,468

Other (expense) income:
Foreign exchange	(16)	(11)	(57)	(33)
Interest expense	(152)	(192)	(300)	(386)
Interest income	12	16	26	31
Other expense, net	(70)	(332)	(281)	(406)

Other (expense) income, net	(226)	(519)	(612)	(794)

Income before income taxes	1,073	2,000	1,914	3,674
Income tax expense	299	630	615	629

Net income	$774	$1,370	$1,299	$3,045

Income per share:
Basic earnings per common share	$0.03	$0.05	$0.05	$0.11

Diluted earnings per common share	$0.03	$0.05	$0.04	$0.10

Weighted average common shares:
Basic	28,768	28,428	28,739	28,408

Diluted	29,595	30,187	29,634	29,844

Comprehensive income (loss):
Net income	$774	$1,370	$1,299	$3,045
Foreign currency translation adjustments	(1,718)	317	(456)	2,172

Total comprehensive income (loss)	$(944)	$1,687	$843	$5,217

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,299	$3,045
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,415	1,210
Depreciation	622	638
Gain on sales of fixed assets	(2)	(15)
Non-cash restructuring charge (credit)	(13)	(28)
Amortization of catalog costs	106	145
Provision for allowance for doubtful accounts	(6)	15
Amortization of intangible assets	1,391	1,310
Amortization of deferred financing costs	44	44
Deferred income taxes	(321)	233
Changes in operating assets and liabilities:
Decrease in accounts receivable	211	1,289
Decrease (increase) in inventories	806	(2,812)
Increase in other receivables and other assets	(196)	(217)
(Decrease) increase in trade accounts payable	(657)	299
Decrease in accrued income taxes payable	(22)	(62)
Decrease in accrued expenses	(218)	(1,614)
Increase in deferred revenue	54	41
Decrease in other liabilities	(360)	(726)

Net cash provided by operating activities	4,153	2,795

Cash flows used in investing activities:
Additions to property, plant and equipment	(610)	(866)
Additions to catalog costs	—	(140)
Proceeds from sales of property, plant and equipment	3	18
Acquisitions, net of cash acquired	(2,863)	—

Net cash used in investing activities	(3,470)	(988)

Cash flows used in financing activities:
Net proceeds from issuance of debt	500	—
Repayments of debt	(701)	(900)
Net proceeds from issuance of common stock	402	327

Net cash provided by (used in) financing activities	201	(573)

Effect of exchange rate changes on cash	(145)	809

Increase in cash and cash equivalents	739	2,043
Cash and cash equivalents at the beginning of period	17,916	19,704

Cash and cash equivalents at the end of period	$18,655	$21,747

Supplemental disclosures of cash flow information:
Cash paid for interest	$276	$310
Cash paid for income taxes, net of refunds	$933	$1,267

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 15, 2012.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011, as applicable, have been made. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 15, 2012.

2. Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles- Goodwill and Other- Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). Under the amendments in this update, the Company has the option first to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with subtopic 350-30. Under the amendments in this update, the Company has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The provisions of this update will be effective for the Company in fiscal years beginning after September 15, 2012, and for the interim periods within fiscal years with early adoption permitted. The Company believes the adoption of this new guidance will not have a material impact on its consolidated results of operations or financial position.

3. Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
	June 30,		December 31,		Average
	2012		2011		Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$13,170	$(9,553)	$12,405	$(9,101)	5.5 Years
Tradename	6,213	(1,543)	5,840	(1,339)	12.2 Years
Distribution agreement/customer relationships	21,327	(7,137)	20,997	(6,438)	11.6 Years
Patents	9	(7)	9	(6)	3.8 Years

Total amortizable intangible assets	40,719	$(18,240)	39,251	$(16,884)

Unamortizable intangible assets:
Goodwill	35,369		34,209
Other indefinite lived intangible assets	1,261		1,269

Total goodwill and other indefinite lived intangible assets	36,630		35,478

Total intangible assets	$77,349		$74,729

(a)	Weighted average life is as of June 30, 2012

The change in the carrying amount of goodwill for the six months ended June 30, 2012 was as follows:

Goodwill rollforward

(in thousands)
Balance at December 31, 2011	$34,209
Goodwill arising from business combinations	1,232
Effect of change in foreign currencies	(72)

Balance at June 30, 2012	$35,369

The balance of goodwill and intangible assets at June 30, 2012 and December 31, 2011 were related to the Life Science Research Tools (“LSRT”) segment.

Intangible asset amortization expense was $0.7 million for the three months ended June 30, 2012 and 2011. Intangible asset amortization expense was $1.4 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.8 million for the year ending December 31, 2012, $2.6 million for the year ending December 31, 2013, $2.4 million for the year ending December 31, 2014, $2.1 million for the year ending December 31, 2015 and $2.0 million for the year ending December 31, 2016.

4. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Finished goods	$8,198	$8,372
Work in process	805	626
Raw materials	8,743	9,162

Total	$17,746	$18,160

5. Restructuring and Other Exit Costs

2012 Restructuring Plans

During the quarter ended March 31, 2012, the management of Harvard Bioscience initiated a plan to reduce operating expenses at Panlab s.l., its Harvard Apparatus Spain subsidiary. The Company recorded restructuring charges of approximately $0.2 million representing severance payments. No charges were incurred beyond the first quarter of 2012 on this matter.

Activity and liability balances related to these charges were as follows:

	Severance and Related Costs	Total
Restructuring charges	$150	$150
Cash payments	(150)	(150)

Restructuring balance at June 30, 2012	$—	$—

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

Activity and liability balances related to these charges were as follows:

	Severance and Related Costs	Fixed Asset Write offs	Other	Total
	(in thousands)
Restructuring charges	$78	$307	$110	$495
Cash payments	(33)	—	(180)	(213)
Non-cash charges	—	(307)	70	(237)

Restructuring balance at December 31, 2011	45	—	—	45
Cash payments	(45)	—	—	(45)

Restructuring balance at June 30, 2012	$—	$—	$—	$—

Aggregate restructuring charges for the 2012 Restructuring Plan and the 2011 Restructuring Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Restructuring charges (credits)	$(13)	$(28)	$137	$(28)

6. Acquisitions

AHN Biotechnologie GmbH

On February 3, 2012, the Company acquired all issued and outstanding shares of AHN Biotechnologie GmbH (“AHN”) for approximately $2.0 million. The Company funded the acquisition from its existing cash balances.

AHN is a manufacturer of plastic laboratory consumables which include pipettes, pipette tips, PCR tubes and spin columns. AHN is located in Nordhausen, Germany. This acquisition is complementary to the Company’s molecular biology product line.

The aggregate purchase price for this acquisition was preliminarily allocated to tangible and intangible assets acquired as follows:

(in thousands)
Tangible assets	$1,647
Liabilities assumed	(1,580)

Net assets assumed	67

Goodwill and intangible assets:
Goodwill	1,087
Technology	132
Customer relationships	412
Trade name	310

Total goodwill and intangible assets	1,941

Acquisition purchase price	$2,008

The results of operations for AHN have been included in the LSRT segment in the Company’s consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered immaterial for the purposes of proforma financial statement disclosures. Goodwill recorded as a result of the acquisition of AHN is not deductible for tax purposes.

Modular SFC, Inc.

On May 31, 2012, the Company, through its Harvard Apparatus U.S. division, acquired substantially all of the assets of Modular SFC, Inc. (“Modular”) for approximately $0.5 million. The Company funded the acquisition from its existing cash balances.

Consideration for the acquisition comprised of the following :

(in thousands)
Cash	$500
Contingent consideration	20

Total	$520

The aggregate purchase price for this acquisition was allocated to tangible and intangible assets acquired as follows:

(in thousands)
Tangible assets	$30

Net assets assumed	30

Goodwill and intangible assets:
Goodwill	145
Technology	200
Customer relationships	50
Trade name	95

Total goodwill and intangible assets	490

Acquisition purchase price	$520

The results of operations for Modular have been included in the LSRT segment in the Company’s consolidated financial statements from the date of acquisition. The financial results of this acquisition are considered immaterial for the purposes of proforma financial statement disclosures. Goodwill recorded as a result of the acquisition of Modular is deductible for tax purposes.

Direct acquisition costs recorded in other, net in our consolidated statements of operations, were $0.1 million and $0.3 million respectively, for the three and six months ended June 30, 2012 for the above acquisitions.

7. Warranties

Warranties are estimated and accrued at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning			Ending
	Balance	Payments	Additions	Balance
	(in thousands)
Year ended December 31, 2011	$158	$(58)	$44	$144
Six months ended June 30, 2012	$144	$(57)	$86	$173

8. Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Components of net periodic benefit cost:
Service cost	$73	$56	$158	$112
Interest cost	188	211	386	424
Expected return on plan assets	(131)	(157)	(267)	(315)
Net amortization loss	49	36	100	72

Net periodic benefit cost	$179	$146	$377	$293

In each of the three month periods ended June 30, 2012 and 2011, the Company contributed $0.2 million to its defined benefit plans. In each of the six month periods ended June 30, 2012 and 2011, the Company contributed $0.4 million to its defined benefit plans. The Company expects to contribute approximately $0.4 million to its defined benefit plans during the remainder of 2012.

9. Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2017.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.2 million for the year ending December 31, 2012. Rent expense was $0.6 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2012, are as follows:

Operating
Leases
(in thousands)
2013	$1,047
2014	1,005
2015	890
2016	679
2017	418
Thereafter	130

Net minimum lease payments	$4,169

10. Capital Stock

Employee Stock Purchase Plan (“ESPP”)

In 2000, the Company approved the ESPP. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 435,972 shares were issued as of June 30, 2012. During the three and six months ended June 30, 2012, the Company issued 25,597 shares of the Company’s common stock under the ESPP. During the three and six months ended June 30, 2011, the Company issued 22,587 shares of the Company’s common stock under the ESPP.

Stock Option Plans

The Company accounts for share-based payment awards in accordance with the provisions of FASB ASC 718 “Compensation- Stock Compensation”, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and employee stock purchases related to the ESPP.

On May 24, 2012, the Board of Directors approved the grant, as of June 1, 2012, of 349,295 RSUs and 1,210,934 stock options under the Third Amended and Restated 2000 Stock Option and Incentive Plan (“2000 Plan”). The RSUs were valued at the closing stock price on the date of grant. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation.

Stock option and RSU activity under the Stock Option Plans for the six months ended June 30, 2012 was as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2011	2,700,645	8,519,575	$4.52	539,450	$4.32

Granted	(1,560,229)	1,210,934	3.59	349,295	3.57
Fungible share adjustment for RSU’s granted	(275,943)	—	—	—	—
Exercised	—	(97,500)	4.09	—	—
Vested (RSU’s)	—	—	—	(164,090)	—
Shares withheld for taxes	45,912	—	—	—	—
Cancelled / forfeited	959,962	(912,500)	6.58	(47,462)	4.21
Fungible share adjustment for RSU’s cancelled	11,109	—	—	—	—

Balance at June 30, 2012	1,881,456	8,720,509	$4.19	677,193	$3.97

The following assumptions were used to estimate the fair value of stock options and RSU’s granted during the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Volatility	55.07%	54.24%	55.09%	54.24%
Risk-free interest rate	0.78%	2.01%	0.80%	2.01%
Expected holding period (in years)	5.98	5.94	5.98	5.94
Dividend Yield	0%	0%	0%	0%

The weighted average fair values of the options granted under the 2000 Plan during the six months ended June 30, 2012 was $1.84, using the Black Scholes option-pricing model.

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

Stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 consisted of stock-based compensation expense related to employee stock options, RSUs and the ESPP.

Stock-based compensation expense for the three and six months ended June 30, 2012 and 2011, respectively, was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Cost of product revenues	$22	$20	$38	$34
Sales and marketing	29	26	90	64
General and administrative	661	609	1,275	1,109
Research and development	6	3	12	3

Total stock-based compensation	$718	$658	$1,415	$1,210

The Company did not capitalize any stock-based compensation.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic	28,767,786	28,428,019	28,738,772	28,408,437
Effect of assumed conversion of employee and director stock options and restricted stock units	827,463	1,759,223	895,016	1,435,509

Diluted	29,595,249	30,187,242	29,633,788	29,843,946

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 4,466,845 and 2,332,780 shares of common stock for the three months ended June 30, 2012 and 2011, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 4,399,239 and 2,964,255 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, as the impact of these shares would be anti-dilutive.

11. Revolving Credit Facility

On August 7, 2009, the Company entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On September 30, 2011, the Company entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. At June 30, 2012, the interest rate for the facility was 3.25%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of June 30, 2012 and December 31, 2011, the Company had $16.1 million and $16.3 million, respectively, outstanding under its credit facility. The borrowings under the credit facility were primarily related to the acquisitions, and stock repurchases. As of June 30, 2012, the Company was in compliance with all financial covenants contained in the credit facility; the Company was not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under our revolving credit facility of $3.9 million.

12. Income Tax

The effective income tax rate was 27.9% and 32.1% for the three and six months ended June 30, 2012, respectively. The rates for both periods included benefits related to foreign tax rate differential and research and development tax credits, and also included in the first quarter of 2012 were offsetting discrete expense items related to acquisition costs and stock compensation expense. As described in Note 13 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company had recorded an uncertain tax liability of $0.7 million at the end of 2010. In January 2011, the statute of limitations expired for the return that included $0.5 million of these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability of $0.5 million and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and was included as a benefit in the Income tax expense line item in the Consolidated Statements of Income and Comprehensive Income.

13. Segment Reporting

The Company has two reportable segments namely the LSRT segment and Regenerative Medicine Device (“RMD”) segment. The Company has two operating segments aggregated under the LSRT segment. These operating segments have similar products and services, customer channels, distribution methods and historical margins. The LSRT segment is engaged in the development, manufacture and marketing of specialized products, primarily apparatus and scientific instruments, used to advance life science research at pharmaceutical and biotechnology companies, universities and government laboratories worldwide.

The RMD segment is engaged in the development, manufacturing and marketing of devices used by clinicians and researchers in the field of regenerative medicine.

Non operating expenses that are not allocated to operating divisions are under the caption “Unallocated Expenses”. Unallocated expenses also include certain corporate related expenses that are not allocable to the operating segments.

Summarized financial information on the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011 are shown in the following table (in thousands). There were no inter segment revenues.

	LSRT	RMD	Unallocated	Total
Three months ended June 30, 2012

Total revenues	$28,496	$—	$—	$28,496
Operating income (loss)	4,140	(1,602)	(1,239)	1,299
Income (loss) before income taxes	3,870	(1,602)	(1,195)	1,073
Total assets	129,000	154	377	129,531

Three months ended June 30, 2011

Total revenues	27,143	—	—	27,143
Operating income (loss)	4,133	(580)	(1,034)	2,519
Income (loss) before income taxes	3,910	(580)	(1,330)	2,000
Total assets	128,629	20	361	129,010

Six months ended June 30, 2012

Total revenues	56,818	—	—	56,818
Operating income (loss)	7,774	(2,786)	(2,462)	2,526
Income (loss) before income taxes	7,124	(2,786)	(2,424)	1,914
Total assets	129,000	154	377	129,531

Six months ended June 30, 2011

Total revenues	53,456	—	—	53,456
Operating income (loss)	7,568	(1,035)	(2,065)	4,468
Income (loss) before income taxes	7,106	(1,035)	(2,397)	3,674
Total assets	$128,629	$20	$361	$129,010

14. Supplemental disclosures of cash flow information:

	Six months ended June 30,
	2012	2011
	(in thousands)
Cash paid for acquisitions, net of cash acquired:
Net assets acquired or liabilities assumed	$97	$—
Goodwill and intangible assets, net of tax	2,416	—
Less contingent consideration	(20)	—
Payment related to the acquisition of intellectual property from Actimetrics	370	—

Cash paid for acquisitions, net of cash acquired	$2,863	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our first regenerative medicine tool, the “InBreath” hollow organ bioreactor, was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini of the Karolinska University Hospital and Karolinska Institutet, in collaboration with his colleagues, reported this success in The Lancet, a leading general medicine journal, in November 2008. We have licensed the “InBreath” hollow organ bioreactor from Dr. Macchiarini’s team, and worked to make it a commercial device. We believe that it is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

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

In June 2011, the “InBreath” bioreactor was used for the world’s first successful transplantation of a synthetic tissue engineered windpipe. For the first time in history, a patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The cells were grown on the scaffold inside the bioreactor for two days before transplantation into the patient. Because the cells used to regenerate the trachea were the patient’s own, there has been no rejection of the transplant, and the patient is not taking immunosuppressive drugs. The patient had been suffering from late stage tracheal cancer, which before this surgery would have been inoperable, and is now alive and well one year after the surgery. The operation was performed at the Karolinska University Hospital in Huddinge, Stockholm, by Dr. Paolo Macchiarini and colleagues. Dr. Macchiarini led an international team of medical professionals and other individuals who designed and built the nanocomposite tracheal scaffold, and we produced a specifically designed bioreactor used to seed the scaffold with the patient’s own stem cells. The success of this transplant surgery was noted in The Lancet on November 24, 2011.

In November 2011, a second patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The patient had been suffering from late stage tracheal cancer. The patient was discharged from the hospital in January 2012. On March 5, 2012, this patient died. The official cause of death recorded on the death certificate was pneumonia secondary to tracheal cancer. We know of no evidence that either the scaffold or the bioreactor played any part in the patient’s death.

In June 2012, the “InBreath” bioreactors were used for the world’s first and second successful laryngotracheal implants, using synthetic laryngotracheal scaffolds seeded with cells taken from the patients’ bone marrow. The surgeries took place at Krasnodar Regional Hospital in Krasnodar, Russia on June 19th and June 21st. Each bioreactor was loaded with a synthetic scaffold in the shape of the patient’s original organ. The scaffolds were then seeded with the patient’s own stem cells. Over the course of about two days, the bioreactor promoted proper cell seeding and development. Because the patients’ own stem cells were used, their bodies have accepted the transplants without the use of immunosuppressive drugs. The recipients of the implants are recovering well.

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

Financing

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. On September 30, 2011, we entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. At June 30, 2012, the interest rate for the facility was 3.25%. The amended and restated facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

At June 30, 2012, we had borrowings of $16.1 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users represented approximately 57% and 58%, respectively, of our revenues for the six months ended June 30, 2012 and for the year ended December 31, 2011.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the six months ended June 30, 2012 and for the year ended December 31, 2011, approximately 43% and 42%, respectively, of our revenues were derived from sales to distributors.

For the six months ended June 30, 2012, approximately 65% of our revenues were derived from products we manufacture; approximately 23% were derived from distributed products sold under our brand names and approximately 12% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2011, approximately 62% of our revenues were derived from products we manufacture; approximately 25% were derived from distributed products sold under our brand names and approximately 13% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the six months ended June 30, 2012 and for the year ended December 31, 2011, approximately 41% of our revenues were derived from sales made by our non-U.S. operations. A portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Income Taxes. The effective income tax rate was 27.9% and 32.1% for the three and six months ended June 30, 2012, respectively. The rates for both periods included benefits related to foreign tax rate differential and research and development tax credits and also included in the first quarter of 2012 were offsetting discrete expense items related to acquisition costs and stock compensation expense. As described in Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, we had recorded an uncertain tax liability of $0.7 million at the end of 2010. In January 2011, the statute of limitations expired for the return that included $0.5 million of these uncertain tax positions with no change from the tax authorities. Accordingly, the uncertain tax liability of $0.5 million and the associated accrued interest was reversed in the first quarter of 2011 as a discrete item and was included as a benefit in the Income tax expense line item in the Consolidated Statements of Income and Comprehensive Income.

Selected Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011:

	Three Months Ended
	June 30,
			Dollar	%
	2012	2011	Change	Change
	(in thousands, unaudited)
Revenues	$28,496	$27,143	$1,353	5.0%
Cost of product revenues	14,881	14,358	523	3.6%
Gross margin percentage	47.8%	47.1%		1.4%
Sales and marketing expenses	4,743	4,271	472	11.1%
General and administrative expenses	4,902	4,206	696	16.5%
Research and development expenses	1,972	1,128	844	74.8%

Revenues.

Revenues increased $1.4 million, or 5.0%, to $28.5 million for the three months ended June 30, 2012 compared to $27.1 million for the same period in 2011. Our acquisitions of CMA Microdialysis AB (“CMA”) in July 2011, AHN Biotechnologie GmbH (“AHN”) in February 2012 and Modular SFC, Inc. (“Modular”) in May 2012 contributed approximately $1.3 million, or 4.9% to second quarter 2012 revenues. The effect of a stronger U.S. dollar decreased our second quarter revenues by $0.6 million, or 2.1%, compared with the same period in 2011. Adjusting for the effect of foreign currency fluctuation and acquisitions, revenues were up $0.7 million, or 2.2%, year-to-year and reflected organic growth across our Biochrom, Denville and Hoefer businesses.

Cost of product revenues.

Cost of product revenues increased $0.5 million, or 3.6%, to $14.9 million for the three months ended June 30, 2012 compared with $14.4 million for the three months ended June 30, 2011. The increase in cost of product revenues included $0.9 million, or 6.3%, attributable to our acquisitions of CMA, AHN and Modular. A stronger U.S. dollar caused a $0.3 million, or 2.1%, favorable currency effect on the cost of product revenues for the three months ended June 30, 2012. Gross profit as a percentage of revenues increased to 47.8% for the three months ended June 30, 2012 compared with 47.1% for the same period in 2011. The increase in gross profit as a percentage of revenues was primarily due to a more favorable sales mix in the second quarter of 2012 compared with the second quarter of 2011.

Sales and marketing expense.

Sales and marketing expenses increased $0.5 million, or 11.1%, to $4.7 million for the three months ended June 30, 2012 compared with $4.3 million for the three months ended June 30, 2011. In LSRT, sales and marketing expenses increased $0.4 million, or 8.5%, to $4.5 million, compared to $4.2 million for the three months ended June 30, 2011 primarily due to $0.2 million, or 3.7%, of expenses related to our acquisitions of CMA, AHN and Modular, and $0.2 million, or 4.7%, mainly due to increased selling activities at our Denville business. In RMD, sales and marketing expenses increased $0.1 million compared with the second quarter of 2011 primarily due to an increase in business development efforts.

General and administrative expense.

General and administrative expenses increased $0.7 million, or 16.5% to $4.9 million for the three months ended June 30, 2012 compared with $4.2 million for the three months ended June 30, 2011. In LSRT, general and administrative expenses increased $0.3 million, or 8.3%, to $4.4 million, compared to $4.1 million for the three months ended June 30, 2011 primarily due to our acquisitions of CMA and AHN. In RMD, general and administrative expenses increased $0.4 million due to increased activity in our regenerative medicine device initiative.

Research and development expense.

Research and development expenses increased $0.8 million, or 74.8% to $2.0 million for the three months ended June 30, 2012 compared with $1.1 million for the three months ended June 30, 2011. In LSRT, research and development expenses increased $0.3 million, or 37.8%, to $1.1 million, compared to $0.8 million for the three months ended June 30, 2011 due to greater new product development activities at our Biochrom U.K. and Harvard Apparatus U.S. subsidiaries. In RMD, research and development expenses increased $0.5 million, primarily due to increased activity in our stem cell therapy injector and bioreactor development.

Amortization of intangible assets.

Amortization of intangible assets expenses remained flat at $0.7 million for the three months ended June 30, 2012 and 2011 and included amortization expenses of intangible assets related to our historical acquisitions.

Other (expense) income, net.

Other expense and income, net, was $0.2 million expense and $0.5 million expense for the three months ended June 30, 2012 and 2011, respectively. Net interest expense was $0.1 million for the three months ended June 30, 2012 compared to net interest expense of $0.2 million for the three months ended June 30, 2011. The decrease in net interest expense was primarily due to lower average debt balances in the second quarter of 2012 compared to the second quarter of 2011. Other expense and income, net, for the three months ended June 30, 2012 and 2011, also included $0.1 million and $0.3 million, respectively, of primarily acquisition related expenses.

Income Taxes.

Income tax expense from continuing operations was approximately $0.3 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rate for continuing operations was 27.9% for the three months ended June 30, 2012, compared with 31.5% for the same period of 2011. The difference between our effective tax rate and the U.S. statutory tax rate is principally attributable to foreign tax rate differential and research and development tax credits. The decrease in our GAAP income tax rate in the second quarter of 2012 compared with the second quarter of 2011 was primarily due to recognition of the aforementioned increased research and development tax credits and foreign tax rate differential.

Selected Results of Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011:

	Six Months Ended
	June 30,
			Dollar	%
	2012	2011	Change	Change
	(in thousands, unaudited)
Revenues	$56,818	$53,456	$3,362	6.3%
Cost of product revenues	29,803	28,301	1,502	5.3%
Gross margin percentage	47.5%	47.1%		1.0%
Sales and marketing expenses	9,512	8,449	1,063	12.6%
General and administrative expenses	9,760	8,561	1,199	14.0%
Research and development expenses	3,689	2,395	1,294	54.0%

Revenues.

Revenues increased $3.4 million, or 6.3%, to $56.8 million for the six months ended June 30, 2012 compared to $53.5 million for the same period in 2011. Our acquisitions of CMA, AHN and Modular contributed approximately $2.5 million, or 4.7% to the six months ended 2012 revenues. The effect of a stronger U.S. dollar decreased our revenues by $0.8 million, or 1.6%, compared with the same period in 2011. Adjusting for the effect of foreign currency fluctuation and acquisitions, revenues were up $1.7 million, or 3.2%, year-to-year and reflected organic growth across our Harvard, Biochrom, Denville and Hoefer businesses.

Cost of product revenues.

Cost of product revenues increased $1.5 million, or 5.3%, to $29.8 million for the six months ended June 30, 2012 compared with $28.3 million for the six months ended June 30, 2011. The increase in cost of product revenues included $1.6 million, or 5.7%, attributable to our acquisitions of CMA, AHN and Modular. A stronger U.S. dollar caused a $0.4 million, or 1.6%, favorable currency effect on the cost of product revenues for the six months ended June 30, 2012. Excluding the effects of currency changes and acquisitions, the cost of product revenues increased by $0.3 million, or 1.2% over the same period in the previous year. Gross profit as a percentage of revenues increased to 47.5% for the six months ended June 30, 2012 compared with 47.1% for the same period in 2011. The increase in gross profit as a percentage of revenues was primarily due to a more favorable sales mix in the first half of 2012 compared with the same period in 2011.

Sales and marketing expense.

Sales and marketing expenses increased $1.1 million, or 12.6%, to $9.5 million for the six months ended June 30, 2012 compared with $8.4 million for the six months ended June 30, 2011. In LSRT, sales and marketing expenses increased $0.9 million, or 10.9%, to $9.1 million, compared to $8.2 million for the six months ended June 30, 2011 primarily due to $0.3 million, or 3.2%, of expenses related to our acquisitions of CMA, AHN and Modular, and $0.6 million, or 7.7%, mainly due to increased selling activities at our Denville business. In RMD, sales and marketing expenses increased $0.2 million primarily due to an increase in business development efforts.

General and administrative expense.

General and administrative expenses increased $1.2 million, or 14.0% to $9.8 million for the six months ended June 30, 2012 compared with $8.6 million for the six months ended June 30, 2011. In LSRT, general and administrative expenses increased $0.6 million, or 7.0%, to $8.9 million, compared to $8.3 million for the six months ended June 30, 2011 primarily due to our acquisitions of CMA and AHN. In RMD, general and administrative expenses increased $0.6 million due to increased activity in our regenerative medicine device initiative.

Research and development expense.

Research and development expenses increased $1.3 million, or 54.0% to $3.7 million for the six months ended June 30, 2012 compared with $2.4 million for the six months ended June 30, 2011. In LSRT, the research and development expenses increased $0.3 million, or 17.8%, to $2.1 million for the six months ended June 30, 2012, compared to $1.8 million for the six months ended June 30, 2011 due to greater new product development initiatives at our Harvard Apparatus U.S. subsidiary. In RMD, research and development expenses increased $1.0 million, primarily due to increased activity in our stem cell therapy injector and bioreactor development.

Amortization of intangible assets.

Amortization of intangible asset expenses increased $0.1 million, or 6.2%, to $1.4 million for the six months ended June 30, 2012 compared with $1.3 million for the same period in 2011. The year-to-year increase in the amortization expense was primarily due to our acquisitions of CMA, AHN and Modular.

Other (expense) income, net.

Other expense and income, net, was $0.6 million expense and $0.8 million expense for the six months ended June 30, 2012 and 2011, respectively. Net interest expense was $0.3 million for the six months ended June 30, 2012 compared to net interest expense of $0.4 million for the six months ended June 30, 2011. The decrease in net interest expense was primarily due to lower average borrowings in the first half of 2012 compared to the first half of 2011. Other expense and income, net, for the six months ended June 30, 2012 and 2011, also included $0.3 million and $0.4 million, respectively, of primarily acquisition related expenses.

Income Taxes.

Income tax expense from continuing operations was approximately $0.6 million for the six months ended June 30, 2012 and 2011. The effective income tax rate for continuing operations was 32.1% for the six months ended June 30, 2012, compared with 17.1% for the same period of 2011. The difference between our effective tax rate and the U.S. statutory tax rate for the six months ended June 30, 2012 was principally attributable to foreign tax rate differential and increased research and development tax credits partially offset by discrete expense items related to acquisition costs and stock compensation expense. The difference between our effective tax rate and the U.S. statutory tax rate for the six months ended June 30, 2011 was principally attributable to the reversal of uncertain tax liability of $0.5 million and the associated accrued interest in the first quarter of 2011, foreign tax rate differential and increased research and development tax credits.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock and preferred stock, and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including funding of acquisitions, and capital expenditures.

We ended the second quarter of 2012 with cash and cash equivalents of $18.7 million compared to $17.9 million at December 31, 2011. As of June 30, 2012 and December 31, 2011, we had $16.1 million and $16.3 million, respectively, of borrowings outstanding under our credit facility. Total cash and cash equivalents, net of debt was $2.6 million and $1.6 million at June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, cash and cash equivalents held by our foreign subsidiaries was $16.9 million and $15.9 million, respectively. These funds are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds then U.S. federal and state income taxes would have to be recorded on such amounts. We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings. In February 2012, we acquired all issued and outstanding shares of AHN, a German manufacturer, and utilized approximately $2.0 million of our foreign cash on hand. During 2012, we plan to use approximately $2.0 million additional foreign cash on hand for capital improvements at this new subsidiary.

Overview of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operations:
Net income	$1,299	$3,045
Other adjustments to operating cash flows	3,236	3,552
Changes in assets and liabilities	(382)	(3,802)

Net cash provided by operating activities	4,153	2,795

Investing activities:
Acquisition, net of cash acquired	(2,863)	—
Other investing activities	(607)	(988)

Net cash used in investing activities	(3,470)	(988)

Financing activities:
Repayment of debt, net	(201)	(900)
Other financing activities	402	327

Net cash provided by (used in) financing activities	201	(573)

Effect of exchange rate changes on cash	(145)	809

Increase in cash and cash equivalents	$739	$2,043

Our operating activities generated cash of $4.2 million for the six months ended June 30, 2012 compared to $2.8 million for the six months ended June 30, 2011. The increase in cash flows from operations was primarily due to favorable changes to working capital year to year, partially offset by a lower net income due to increased spending in our RMD business.

Our investing activities used cash of $3.5 million during the six months ended June 30, 2012 compared to $1.0 million during the six months ended June 30, 2011. Investing activities during 2012 included acquisitions of businesses and purchases and sales of property, plant and equipment. Investing activities during 2011 included purchases and sales of property, plant and equipment and expenditures for our catalogs. In January 2012, we acquired intellectual property from Actimetrics for approximately $0.4 million. In February 2012, we acquired AHN for approximately $2.0 million. In May 2012, we acquired Modular for approximately $0.5 million. These were funded from our existing cash balances. All of these payments were included in “Acquisitions, net of cash acquired” under investing activities. We spent $0.1 million during the six months ended June 30, 2011 on catalog costs. We spent $0.6 million and $0.9 million in the six months ended June 30, 2012 and 2011, respectively, on capital expenditures. We currently expect to make approximately $1.4 million of capital expenditures during the remainder of 2012.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of preferred stock and common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the six months ended June 30, 2012, financing activities generated cash of $0.2 million, compared to using cash of $0.6 million during the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011 we repaid, net $0.2 million and $0.9 million, respectively, of debt under our credit facility. Other financing activities for the six months ended June 30, 2012 and 2011 included the net proceeds from the issuance of common stock of $0.4 million and $0.3 million, respectively.

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. On September 30, 2011, we entered into the Amendment with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The facility includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The credit facility also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

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

Changes in foreign currency exchange rates resulted in decreases in revenues of $0.8 million and expenses of $0.7 million during the six months ended June 30, 2012, compared to increases in revenues of $1.2 million and expenses of $0.9 million during the six months ended June 30, 2011.

The loss associated with the translation of foreign subsidiaries equity into U.S. dollars included as a component of comprehensive income, was approximately $0.5 million during the six months ended June 30, 2012 compared to a gain of $2.2 million during the six months ended June 30, 2011. In addition, currency exchange rate fluctuations included as a component of net income resulted in approximately $0.1 million and $33,000 in foreign currency losses during the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, we had $16.1 million and $16.3 million, respectively, outstanding under our credit facility. The borrowings under our credit facility were primarily related to our acquisitions, and repurchases of our common stock under our stock repurchase program.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which was filed with the SEC on March 15, 2012.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles- Goodwill and Other- Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). Under the amendments in this update, we have the option first to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with subtopic 350-30. Under the amendments in this update, we have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. We may resume performing the qualitative assessment in any subsequent period. The provisions of this update will be effective for us in fiscal years beginning after September 15, 2012, and for the interim periods within fiscal years with early adoption permitted. We believe adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2012, we had $16.1 million outstanding under our revolving credit facility. On September 30, 2011, we entered into the Amendment with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. The Amendment extends the maturity date of our credit facility to August 7, 2013 and reduces our interest rate to the London Interbank Offered Rate (“LIBOR”) plus 3.0%. At June 30, 2012, the interest rate on this debt was 3.25%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of June 30, 2012 over the next twelve months is quantified and summarized as follows:

Interest expense increase
(in thousands)
If compared to the rate as of June 30, 2012

Interest rates increase by 1%	$161
Interest rates increase by 2%	$322

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Index

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 9, 2012

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer