Form 10-Q
period 2013-03-31
HARVARD BIOSCIENCE INC
filed 2013-05-10
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there were 30,062,333 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$23,749	$20,681
Accounts receivable, net of allowance for doubtful accounts of $221 and $194, respectively	14,186	14,357
Inventories	17,725	17,762
Deferred income taxes	1,551	1,553
Other receivables and other assets	4,672	4,619

Total current assets	61,883	58,972

Property, plant and equipment, net	4,424	4,551
Deferred income taxes	11,126	10,770
Amortizable intangible assets, net	20,423	21,225
Goodwill	35,497	36,200
Other indefinite lived intangible assets	1,266	1,276
Other assets	818	490

Total assets	$135,437	$133,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,429	$4,680
Deferred revenue	586	482
Accrued income taxes payable	260	506
Accrued expenses	4,063	3,505
Current portion of long-term debt	3,000	—
Other liabilities—current	778	728

Total current liabilities	13,116	9,901

Long-term debt	12,000	12,950
Deferred income taxes	280	277
Other liabilities—non-current	5,659	6,143

Total liabilities	31,055	29,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 37,774,590 and 37,123,705 shares issued and 30,029,083 and 29,378,198 shares outstanding, respectively	374	370
Additional paid-in-capital	198,740	196,634
Accumulated deficit	(77,164)	(77,260)
Accumulated other comprehensive loss	(6,900)	(4,863)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)

Total stockholders’ equity	104,382	104,213

Total liabilities and stockholders’ equity	$135,437	$133,484

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues	$26,086	$28,322
Cost of product revenues	13,820	14,922

Gross profit	12,266	13,400

Sales and marketing expenses	4,752	4,768
General and administrative expenses	5,070	4,861
Research and development expenses	1,944	1,714
Restructuring (credits) charges	(21)	150
Amortization of intangible assets	679	678

Total operating expenses	12,424	12,171

Operating (loss) income	(158)	1,229

Other (expense) income:
Foreign exchange	34	(41)
Interest expense	(130)	(147)
Interest income	9	14
Other expense, net	(8)	(211)

Other (expense) income, net	(95)	(385)

(Loss) income from continuing operations before income taxes	(253)	844
Income tax (benefit) expense	(169)	315

(Loss) income from continuing operations	(84)	529
Discontinued operations:
Income from discontinued operations, net of tax	180	—

Total income from discontinued operations, net of tax	180	—

Net income	$96	$529

Income per share:
Basic (loss) earnings per common share from continuing operations	$(0.00)	$0.02
Discontinued operations	0.01	—

Basic earnings per common share	$—	$0.02

Diluted (loss) earnings per common share from continuing operations	$(0.00)	$0.02
Discontinued operations	0.01	—

Diluted earnings per common share	$—	$0.02

Weighted average common shares:
Basic	29,778	28,710

Diluted	29,778	29,673

Comprehensive (loss) income:
Net income	$96	$529
Foreign currency translation adjustments	(2,037)	1,262

Total comprehensive (loss) income	$(1,941)	$1,791

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$96	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	649	697
Depreciation	357	317
Earn-out related to discontinued operations	(200)	—
Loss (gain) on sales of fixed assets	1	(3)
Non-cash restructuring credit	(21)	—
Amortization of catalog costs	32	71
Provision for allowance for doubtful accounts	31	—
Amortization of intangible assets	679	678
Amortization of deferred financing costs	—	22
Deferred income taxes	(431)	(104)
Changes in operating assets and liabilities:
Increase in accounts receivable	(103)	(682)
(Increase) decrease in inventories	(433)	491
Increase in other receivables and other assets	(257)	(54)
Decrease in trade accounts payable	(153)	(442)
Decrease in accrued income taxes payable	(294)	(73)
Increase in accrued expenses	639	204
Increase in deferred revenue	115	117
Decrease in other liabilities	(131)	(163)

Net cash provided by operating activities	576	1,605

Cash flows used in investing activities:
Additions to property, plant and equipment	(354)	(297)
Proceeds from sales of property, plant and equipment	—	3
Acquisitions, net of cash acquired	—	(2,378)

Net cash used in investing activities	(354)	(2,672)

Cash flows provided by financing activities:
Proceeds from issuance of debt	2,049	500
Proceeds from issuance of common stock	1,553	267

Net cash provided by financing activities	3,602	767

Effect of exchange rate changes on cash	(756)	248

Increase (decrease) in cash and cash equivalents	3,068	(52)
Cash and cash equivalents at the beginning of period	20,681	17,916

Cash and cash equivalents at the end of period	$23,749	$17,864

Supplemental disclosures of cash flow information:
Cash paid for interest	$68	$137
Cash paid for income taxes, net of refunds	$606	$490

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2013, results of operations and comprehensive (loss) income for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012, as applicable, have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

2.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 31, 2013		December 31, 2012		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$12,882	$(10,085)	$13,258	$(10,207)	5.0 Years
Tradename	6,160	(1,868)	6,167	(1,756)	11.6 Years
Distribution agreement/customer relationships	21,607	(8,275)	21,699	(7,938)	11.2 Years
Patents	9	(7)	9	(7)	3.1 Years

Total amortizable intangible assets	$40,658	$(20,235)	$41,133	$(19,908)

Unamortizable intangible assets:
Goodwill	$35,497		$36,200
Other indefinite lived intangible assets	1,266		1,276

Total goodwill and other indefinite lived intangible assets	$36,763		$37,476

(a)	Weighted average life is as of March 31, 2013

The change in the carrying amount of goodwill for the three months ended March 31, 2013 was as follows:

Goodwill rollforward

(in thousands)
Balance at December 31, 2012	$36,200
Effect of change in foreign currencies	(703)

Balance at March 31, 2013	$35,497

The balance of goodwill and intangible assets at March 31, 2013 and December 31, 2012 were related to the Life Science Research Tools (“LSRT”) segment.

Intangible asset amortization expense was $0.7 million for the three month periods ended March 31, 2013 and 2012. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.6 million for the year ending December 31, 2013, $2.4 million for the year ending December 31, 2014, $2.1 million for the year ending December 31, 2015, $ 2.0 million for the year ending December 31, 2016 and $1.8 million for the year ending December 31, 2017.

3.	Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Finished goods	$7,841	$8,023
Work in process	764	731
Raw materials	9,120	9,008

Total	$17,725	$17,762

4.	Restructuring and Other Exit Costs

2012 Restructuring Plans

During 2012, the management of Harvard Bioscience initiated a plan to reduce operating expenses at Panlab s.l., its Harvard Apparatus Spain subsidiary.

Activity and liability balances related to these charges were as follows:

	Severance and Related Costs	Other	Total
	(in thousands)
Restructuring charges	$312	$11	$323
Cash payments	(179)	—	(179)

Restructuring balance at December 31, 2012	133	11	144
Cash payments	(14)	(11)	(25)
Non-cash credits	(21)	—	(21)

Restructuring balance at March 31, 2013	$98	$—	$98

Aggregate restructuring (credits) charges for the 2012 Restructuring Plan were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Restructuring (credits) charges	$(21)	$150

5.	Discontinued Operations

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

In September 2008, the Company completed the sale of assets of its Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of its Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6.0 million and (ii) 8% of the revenue generated above $6.0 million each year. Any earn-out amounts are evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. As of March 31, 2013, UBIO Acquisition Company had delivered promissory notes of $1.1 million. The unpaid principal balance of the promissory notes bear an interest of 12% per annum. During the quarter ended March 31, 2013, the Company recorded income from discontinued operations of approximately $0.2 million in its consolidated statements of income under “Income from discontinued operations, net of tax”.

6.	Warranties

Warranties are estimated and accrued at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2012	$144	$(136)	$214	$222

Three months ended March 31, 2013	$222	$(25)	$47	$244

7.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Components of net periodic benefit cost:
Service cost	$74	$85
Interest cost	184	198
Expected return on plan assets	(121)	(136)
Net amortization loss	57	51

Net periodic benefit cost	$194	$198

For the three month periods ended March 31, 2013 and 2012, the Company contributed $0.2 million to its defined benefit plans. The Company expects to contribute approximately $0.7 million to its defined benefit plans during the remainder of 2013.

As of March 31, 2013 and December 31, 2012, the Company had an underfunded pension liability of approximately $5.4 million and $5.9 million respectively, included in the other liabilities- non-current line item in the Consolidated Balance Sheets.

8.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2019.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.2 million for the year ending December 31, 2013. Rent expense was $ 0.3 million for the three month periods ended March 31, 2013 and 2012. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at March 31, 2013, were as follows:

Operating Leases
(in thousands)

2014	$1,183
2015	1,014
2016	721
2017	446
2018	158
Thereafter	65

Net minimum lease payments	$3,587

9.	Capital Stock

Employee Stock Purchase Plan (“ESPP”)

In 2000, the Company approved the ESPP. Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 500,000 shares of common stock are authorized for issuance, of which 470,403 shares were issued as of March 31, 2013. During the three months ended March 31, 2013 and 2012, no shares of the Company’s common stock were issued under the ESPP.

Stock Option Plans

The Company accounts for share-based payment awards in accordance with the provisions of FASB ASC 718 “Compensation- Stock Compensation”, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units (“RSU’s”) and employee stock purchases related to the ESPP.

Stock option and RSU activity under the Stock Option Plans for the three months ended March 31, 2013 was as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value

Balance at December 31, 2012	1,972,956	8,078,509	$4.25	677,193	$3.97
Granted	—	—	—	—	—
Exercised	—	(447,530)	5.42	—	—
Vested (RSU’s)	—	—	—	(219,525)	—
Shares withheld for taxes	24,169	—	—	—	—
Cancelled / forfeited	14,000	(14,000)	5.06	—	—

Balance at March 31, 2013	2,011,125	7,616,979	$4.30	457,668	$3.96

There were no stock options or RSU’s granted during the three months ended March 31, 2013. The weighted average fair value of the options granted under the 2000 Plan during the three months ended March 31, 2012 was $2.14, using the Black Scholes option-pricing model. The following assumptions were used to estimate the fair value of stock options and RSU’s granted during three months ended March 31, 2012:

Three Months Ended March 31, 2012
Volatility	55.52%
Risk-free interest rate	1.17%
Expected holding period (in years)	6.01
Dividend Yield	0%

The Company used historical volatility to estimate the expected stock price volatility assumption. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected holding period of employee stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period is approximately 4 years and the contractual life is 10 years.

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 consisted of stock-based compensation expense related to employee stock options, RSUs and the ESPP.

Stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively, was allocated as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Cost of product revenues	$12	$16
Sales and marketing	54	61
General and administrative	576	614
Research and development	7	6

Total stock-based compensation	$649	$697

The Company did not capitalize any stock-based compensation.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended March 31,
	2013	2012

Basic	29,778,104	28,709,758
Effect of assumed conversion of employee and director stock options and restricted stock units	—	962,997

Diluted	29,778,104	29,672,755

Diluted loss per share from continuing operations for the three months ended March 31, 2013 was based on the basic weighted-average number of shares outstanding during the period, as the inclusion of any common stock equivalents would have been anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 7,616,979 and 4,232,539 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, as the impact of these shares would be anti-dilutive.

10.	Revolving Credit Facility

On August 7, 2009, the Company entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders.

On March 29, 2013, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Credit Agreement converted the Company’s existing outstanding revolving advances into a term loan in the principal amount of $15 million (the “Term Loan”), provides a revolving credit facility in the maximum principal amount of $25 million (“Revolving Line”) and provides a delayed draw term loan of up to $15 million (the “DDTL”) to fund capital contributions to the Company’s subsidiary, Harvard Apparatus Regenerative Technology, Inc., (“HART”). The Revolving Line, Term Loan and DDTL are collectively referred to herein as the “Loans” and have a maturity date of March 29, 2016, March 29, 2018, and March 29, 2018, respectively.

Borrowings under the Term Loan and the DDTL shall bear interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. The Revolving Line shall bear interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. The Company will be required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of interest rate swaps. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings.

The Loans are guaranteed by all of the Company’s direct and indirect domestic subsidiaries, excluding HART, and secured by substantially all of the assets of the Company and the guarantors. The Loans are subject to restrictive covenants under the Credit Agreement, and financial covenants that require the Company and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the Loans are allowed by the Credit Agreement at any time during the terms of the Loans. The Loans also contain limitations on the Company’s ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of March 31, 2013 and December 31, 2012, the Company had borrowings of $15.0 million and $13.0 million, respectively, outstanding under its Credit Agreement. As of March 31, 2013, the Company was in compliance with all financial covenants contained in the credit agreement; the Company was not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under its revolving line of $25.0 million.

11.	Income Tax

Income tax was a $0.2 million benefit and a $0.3 million expense, respectively for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate was 66.8% benefit and 37.3% expense for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 included benefits related to foreign tax rate differential, research and development tax credits and stock compensation exercises, as well as offsetting discrete expense items related to non-deductible costs. The effective income tax rate for the three months ended March 31, 2012 included discrete expense items related to acquisition costs and stock-based compensation expense, offset by benefits related to foreign tax rate differential and research and development tax credits.

12.	Segment Reporting

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

Summarized financial information on the Company’s reportable segments for the three months ended March 31, 2013 and 2012 are shown in the following table. There were no inter segment revenues.

	LSRT	RMD	Unallocated	Total
	(in thousands)
Three months ended March 31, 2013

Total revenues	$26,086	$—	$—	$26,086
Operating income (loss)	3,181	(2,210)	(1,129)	(158)
Income (loss) before income taxes	3,073	(2,210)	(1,116)	(253)
Total assets	134,714	417	306	135,437

Three months ended March 31, 2012

Total revenues	28,322	—	—	28,322
Operating income (loss)	3,634	(1,184)	(1,221)	1,229
Income (loss) before income taxes	3,253	(1,184)	(1,225)	844
Total assets	130,926	179	402	131,507

13.	Subsequent Events

On April 9, 2013, the Company postponed its planned initial public offering (“IPO”) of its wholly owned subsidiary HART. On May 1, 2013, the Company announced its intentions not to proceed with the planned IPO of HART. The Company withdrew the Registration Statement on Form S-1 of HART, as initially filed with the Securities and Exchange Commission on December 11, 2012. The registration statement was not yet declared effective.

As of March 31, 2013 and December 31, 2012, the Company had recorded IPO related costs of approximately $0.7 million and $0.4 million, respectively, in its consolidated balance sheets under “Other assets”. The total amount recorded as of March 31, 2013 of $0.7 million will be expensed in the consolidated statements of income during the second quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,”“potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause the Company’s actual results to differ materially from those in the forward-looking statements include the Company’s failure to identify potential acquisition candidates, successfully integrate acquired businesses or technologies, successfully negotiate favorable pricing and other terms with acquisition candidates to enable potential acquisitions to close, complete consolidations of business functions, expand our distribution channels, expand our product offerings, introduce new products or commercialize new technologies on a timely basis, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with the Company’s consolidation of business functions and any restructuring initiative, lack of demand or decreased demand for the Company’s products due to changes in our customers’ needs, success of our efforts with our distributors to promote sales of our microvolume spectrophotometer products and success of our strategies to increase the sales of other products, our ability to obtain regulatory approvals, including FDA approval, for our products including any products in the field of regenerative medicine, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our financial position, general economic outlook, or other circumstances, overall economic trends, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current global economic and financial uncertainty, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to manage our growth, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our acquisition of Genomic Solutions failing to qualify as a tax-free reorganization for federal tax purposes, our ability to utilize deferred tax assets after the release of our valuation allowances, the amount of earn-out consideration that the Company receives in connection with the disposition of the Company’s Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Our results may also be affected by factors of which we are not currently aware. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Our strategy in regenerative medicine is not to become a therapeutics company but instead to provide devices to researchers and clinicians in the field of regenerative medicine. These new devices currently fall into two main categories: bioreactors and synthetic scaffolds for growing tissue and organs outside the body; and injectors for stem cell therapy. These new devices we are creating are being built on our existing technologies – such as our market leading Harvard Apparatus precision syringe pumps and market leading Hugo-Sachs isolated organ systems.

Our strategy in our RMD business is to create devices in collaboration with leading surgeons, not to discover pharmaceuticals, as creating devices like the “InBreath” bioreactor reduces risk compared to trying to discover new drugs; build these devices using our existing technologies and brands as this reduces the investment needed to get to market; and develop devices with significant medical value to allow us to participate on a per-procedure basis.

Our first regenerative medicine tool, the “InBreath” hollow organ bioreactor, was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in The Lancet, a leading general medicine journal, in November 2008. We have licensed this product from Dr. Macchiarini’s team, and worked to make it a commercial device. We first took orders for this product during 2010, making it what we believe is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the devices evolve from concepts to commercial quality products.

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

In June 2011, the “InBreath” bioreactor was used for the world’s first successful transplantation of a synthetic tissue engineered windpipe. For the first time in history, a patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The cells were grown on the scaffold inside the bioreactor for two days before transplantation into the patient. Because the cells used to regenerate the trachea were the patient’s own, there has been no rejection of the transplant, and the patient is not taking immunosuppressive drugs. The patient had been suffering from late stage trachea cancer, which before this surgery would have been inoperable, and is now alive and well almost two years after the surgery. The operation was performed at the Karolinska University Hospital in Huddinge, Stockholm, by Dr. Paolo Macchiarini of the Karolinska University Hospital and Karolinska Institutet, and colleagues. Dr. Macchiarini led an international team which included people who designed and built the nanocomposite trachea scaffold, and we produced a specifically designed bioreactor used to seed the scaffold with the patient’s own stem cells. The success of this transplant surgery was published in The Lancet on November 24, 2011.

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

In June 2012, the “InBreath” bioreactors were used for the world’s first and second successful laryngotracheal implants, using synthetic laryngotracheal scaffolds seeded with cells taken from the patients’ bone marrow. The surgeries took place at Krasnodar Regional Hospital in Krasnodar, Russia on June 19th and June 21st. Each bioreactor was loaded with a synthetic scaffold in the shape of the patient’s original organ. The scaffolds were then seeded with the patient’s own stem cells. Over the course of about two days, the bioreactor promoted proper cell seeding and development. Because the patients’ own stem cells were used, their bodies have accepted the transplants without the use of immunosuppressive drugs. The recipients of the implants are alive eleven months after the surgeries. These surgeries are a part of a clinical trial funded under a $4.8 million grant provided by the Russian government to the Krasnodar Regional Hospital. The first transplant was filmed and that documentary has been broadcast on European television under the title of “The Miracle of Krasnodar”.

In addition to the Russian clinical trial, a European clinical trial in trachea cancer patients is expected to start in 2014. The European clinical trial is expected to enroll approximately 25 patients. This project is a consortium of European companies, hospitals and universities, and is led by Dr. Macchiarini.

In April 2013 our “InBreath” tracheal scaffold and bioreactor system was used in the first successful transplant of a regenerated trachea in the United States. The recipient of the implant, two-year-old Hannah Genevieve Warren, is recovering at Children’s Hospital of Illinois, where the surgery was performed on April 9, 2013. The surgery was also the world’s first successful pediatric regenerated trachea transplant using a synthetic scaffold. Hannah was born on August 22, 2010 in Seoul, South Korea with tracheal agenesis (lack of a trachea), and was only able to breathe through a tube inserted in her esophagus that connected to her lungs. Tracheal agenesis is 100 percent fatal, and children born with the condition typically die shortly after birth. Hannah had lived in the intensive care unit for two and a half years at Seoul National Hospital before being transported to Illinois for the surgery. This was the first regenerated trachea transplant surgery using a scaffold manufactured by our wholly owned subsidiary Harvard Apparatus Regenerative Technology, Inc. (“HART”), and the implant used in the procedure was grown in one of HART’s “InBreath” bioreactors. The scaffold and bioreactor were custom-made to Hannah’s dimensions. The scaffold was seeded with bone marrow cells taken from the patient and incubated in the bioreactor for two days prior to implant. Because Hannah’s own cells were used, her body has accepted the transplant without the use of immunosuppressive (anti-rejection) drugs. The procedure was performed by a team led by Dr. Paolo Macchiarini of Karolinska University Hospital and Karolinska Institutet in Huddinge, Stockholm and Drs. Mark J. Holterman and Richard Pearl, both of Children’s Hospital of Illinois. The surgery was approved by the FDA under an Investigational New Drug application made by Dr. Holterman. This surgery was the seventh successful implant of a regenerated trachea in a human using HART technology. HART intends to begin discussions with the FDA and EU regulatory authorities in the near future regarding the clinical pathway necessary to bring this new therapeutic approach to a wider range of patients in need of a trachea transplant.

Separation of Business

We believe that the best path to maximizing value for our shareholders is to spin-off our RMD business from our profitable core LSRT business. In connection with the planned spin-off, HART filed a Registration Statement on Form S-1 on December 11, 2012 with the intent of consummating an initial public offering of its common stock. However, HART elected to withdraw its Form S-1 on May 1, 2013 and not proceed with its planned initial public offering. Instead, we will proceed with the spin-off of HART following the effectiveness of a Registration Statement on Form 10 to be filed by HART with the SEC to become a public reporting company under the Securities Exchange Act of 1934. We expect the shares of HART common stock distributed in the spin-off to be publically tradable, subject to compliance with applicable securities laws.

We intend to effect the separation of our regenerative medicine business through the spin-off of 100% of HART’s common stock to our stockholders in a pro-rata, tax-free dividend. Prior to such spin-off, we plan to contribute $15.0 million in cash to fund HART’s initial operations. We also intend to apply to list HART’s common stock on the NASDAQ Capital Market under the symbol “HART” in connection with the spin-off and related Form 10 filing. Following the effectiveness of the Registration Statement on Form 10 and the listing of HART’s common stock on NASDAQ, we and HART will operate, and our common stock will trade, as two separate, public companies.

Financing

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders.

On March 29, 2013, we entered into a Second Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Credit Agreement converted our existing outstanding revolving advances into a term loan in the principal amount of $15 million (the “Term Loan”), provides a revolving credit facility in the maximum principal amount of $25 million (“Revolving Line”) and provides a delayed draw term loan of up to $15 million (the “DDTL”) to fund capital contributions to HART, our subsidiary. The Revolving Line, Term Loan and DDTL are collectively referred to herein as the “Loans” and have a maturity date of March 29, 2016, March 29, 2018, and March 29, 2018, respectively.

Borrowings under the Term Loan and the DDTL shall bear interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. The Revolving Line shall bear interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. We will be required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of interest rate swaps. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings.

The Loans are guaranteed by all of our direct and indirect domestic subsidiaries, excluding HART, and secured by substantially all of our assets and the guarantors. The Loans are subject to restrictive covenants under the Credit Agreement, and financial covenants that require us and our subsidiaries to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the Loans are allowed by the Credit Agreement at any time during the terms of the Loans. The Loans also contain limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

As of March 31, 2013 and December 31, 2012, we had borrowings of $15.0 million and $13.0 million, respectively, outstanding under our Credit Agreement.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users represented approximately 56% and 57%, respectively, of our revenues for the three months ended March 31, 2013 and for the year ended December 31, 2012.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the three months ended March 31, 2013 and for the year ended December 31, 2012, approximately 44% and 43%, respectively, of our revenues were derived from sales to distributors.

For the three months ended March 31, 2013, approximately 66% of our revenues were derived from products we manufacture; approximately 25% were derived from distributed products sold under our brand names and approximately 9% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2012, approximately 67% of our revenues were derived from products we manufacture; approximately 23% were derived from distributed products sold under our brand names and approximately 10% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the three months ended March 31, 2013 and for the year ended December 31, 2012, approximately 39% and 41%, respectively, of our revenues were derived from sales made by our non-U.S. operations. A large portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Bookings and Backlog

We monitor bookings and backlog as these are indicators of future revenue and business activity levels. Bookings were $25.6 million and $29.0 million for three months ended March 31, 2013 and 2012, respectively. Bookings in the first quarter were disappointing as we saw delays in spending due to sequestration cuts in the U.S. We also experienced some softness in the European markets as business with GE Healthcare was below our expectations. Although bookings were down 12% in the first quarter of 2013 compared with the first quarter of 2012, the negative comparison was not as severe as it might appear since the first quarter last year was a record quarter with strong organic growth in our life science research tools business. Therefore, it was a difficult year-to-year comparison.

Backlog decreased by $1.4 million, or 23.9% to $4.5 million onMarch 31, 2013 compared with $5.9 million on March 31, 2012. The decrease was primarily due to weak bookings during the three months ended March 31, 2013 as described above. This had a negative impact on our first quarter 2013 revenue performance.

Selected Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012	Dollar Change	% Change
	(dollars in thousands, unaudited)

Revenues	$26,086	$28,322	$(2,236)	-7.9%
Cost of product revenues	13,820	14,922	(1,102)	-7.4%
Gross margin percentage	47.0%	47.3%	N/A	-0.6%
Sales and marketing expenses	4,752	4,768	(16)	-0.3%
General and administrative expenses	5,070	4,861	209	4.3%
Research and development expenses	1,944	1,714	230	13.4%

Revenues.

Revenues decreased $2.2 million, or 7.9%, to $26.1 million for the three months ended March 31, 2013 compared to $28.3 million for the same period in 2013. Our acquisition of AHN contributed approximately $0.3 million to first quarter 2013 revenues. The effect of a stronger U.S. dollar decreased our first quarter revenues by $0.1 million, or 0.3%, compared with the same period in 2012. Adjusting for the effect of foreign currency fluctuation and acquisitions, revenues were down $2.4 million, or 8.5%, year-to-year. The organic revenue decline was concentrated in our Harvard Apparatus, Biochrom, and Hoefer businesses.

Cost of product revenues.

Cost of product revenues decreased $1.1 million, or 7.4%, to $13.8 million for the three months ended March 31, 2013 compared with $14.9 million for the three months ended March 31, 2012. Gross profit as a percentage of revenues decreased to 47.0% for the three months ended March 31, 2013 compared with 47.3% for the same period in 2012. The decrease in gross profit as a percentage of revenues was primarily due to a lower sales volume and a less favorable sales mix in the first quarter of 2013 compared with the first quarter of 2012.

Sales and marketing expense.

Sales and marketing expenses were flat at $4.8 million for the three months ended March 31, 2013 and 2012. In LSRT, sales and marketing expenses decreased $0.1 million, or 1.3% to $4.5 million, compared to $4.6 million for the three months ended March 31, 2012. In RMD, sales and marketing expenses increased $0.1 million primarily due to an increase in business development efforts.

General and administrative expense.

General and administrative expenses increased $0.2 million, or 4.3%, to $5.1 million for the three months ended March 31, 2013 compared with $4.9 million for the three months ended March 31, 2012. In LSRT, general and administrative expenses decreased $0.5 million, or 10.9%, to $4.0 million, compared to $4.5 million for the three months ended March 31, 2012 primarily due to lower administrative costs across our core LSRT businesses and the recovery of $0.1 million of Hurricane Sandy business interruption costs at our Denville Scientific business. In RMD, general and administrative expenses increased $0.7 million due to increased activity in our regenerative medicine device initiative.

Research and development expense.

Research and development expenses increased $0.2 million, or 13.4%, to $1.9 million for the three months ended March 31, 2013 compared with $1.7 million for the same period in 2012. In LSRT, research and development expenses remained flat at $1.0 million for the three months ended March 31, 2013 and 2012. In RMD, research and development expenses increased $0.3 million due to increased activity in our bioreactor development initiatives.

Amortization of intangible assets.

Amortization of intangible asset expenses remained flat at $0.7 million for the three months ended March 31, 2013 and 2012.

Other (expense) income, net.

Other expense and income, net, was $0.1 million expense and $0.4 million expense for the three months ended March 31, 2013 and 2012, respectively. Net interest expense was flat at $0.1 million for the three months ended March 31, 2013 and 2012. Other expense and income, net, for the three months ended March 31, 2012 included $0.2 million of acquisition related expenses.

Income tax (benefit) expense.

Income tax (benefit) expense was $169,000 benefit and $315,000 expense for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate for continuing operations was 66.8% benefit for the three months ended March 31, 2013, compared with 37.3% expense for the same period in 2012. The effective tax rate for the first quarter of 2013 included benefits related to foreign tax rate differential, research and development tax credits and stock compensation exercises, as well as offsetting discrete expense items related to non-deductible costs. The effective income tax rate for the three months ended March 31, 2012 included discrete expense items related to acquisition costs and stock-based compensation expense offset by benefits related to foreign tax rate differential and research and development tax credits.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, issuance of common stock and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including the funding of acquisitions and capital expenditures.

We ended the first quarter of 2013 with cash and cash equivalents of $23.7 million compared to $20.7 million at December 31, 2012. As of March 31, 2013 and December 31, 2012, we had $15.0 million and $13.0 million, respectively, of borrowings outstanding under our Credit Agreement. Total cash and cash equivalents, net of debt was $8.7 million and $7.7 million at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, cash and cash equivalents held by our foreign subsidiaries was $19.0 million and $19.2 million, respectively. These funds are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds then U.S. federal and state income taxes would have to be recorded on such amounts. We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings. In February 2012, we acquired all issued and outstanding shares of AHN, a German manufacturer, and utilized approximately $2.0 million of our foreign cash on hand. During 2012, we used approximately $0.6 million of our foreign cash on hand for capital improvements at this subsidiary. During 2013, we plan to use approximately $1.3 million additional foreign cash on hand for capital improvements at this subsidiary.

Condensed Cash Flow Statements

(in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operations:
Net income	$96	$529
Other adjustments to operating cash flows	1,097	1,678
Changes in assets and liabilities	(617)	(602)

Net cash provided by operating activities	576	1,605

Investing activities:
Acquisition, net of cash acquired	—	(2,378)
Other investing activities	(354)	(294)

Net cash used in investing activities	(354)	(2,672)

Financing activities:
Proceeds from issuance of debt	2,049	500
Other financing activities	1,553	267

Net cash provided by financing activities	3,602	767

Effect of exchange rate changes on cash	(756)	248

Increase (decrease) in cash and cash equivalents	$3,068	$(52)

Our operating activities generated cash of $0.6 million for the three months ended March 31, 2013 compared to $1.6 million for the three months ended March 31, 2012. The decrease in cash flows from operations was primarily due to changes in deferred taxes and lower net income from continuing operations year to year.

Our investing activities used cash of $0.4 million during the three months ended March 31, 2013 compared to $2.7 million during the three months ended March 31, 2012. Investing activities during 2013 included purchases of property, plant and equipment. Investing activities during 2012 included acquisition of businesses and purchases and sales of property, plant and equipment. In February 2012, we acquired AHN for approximately $2.0 million. This acquisition was funded from our existing cash balances and is included in “Acquisitions, net of cash acquired” under investing activities. We spent $0.4 million and $0.3 million in the three months ended March 31, 2013 and 2012 on capital expenditures, respectively. We currently expect to make approximately $2.0 million of capital expenditures during the remainder of 2013.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit agreement, long-term debt, the issuance of common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the three months ended March 31, 2013, financing activities generated cash of $3.6 million, compared to $0.8 million during the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012 we borrowed $2.0 million and $0.5 million, respectively, of debt under our Credit Agreement. Other financing activities for the three months ended March 31, 2013 and 2012 included the net proceeds from the issuance of common stock of $1.6 million and $0.3 million, respectively.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for 12 months and beyond. We are also currently exploring strategic alternatives to fund our RMD business going forward in the event that we decide not to proceed with the spin-off of HART. This may involve incurring additional debt or raising equity capital for this business. Additional capital raising activities would dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot assure you that we will be successful in raising additional capital on favorable terms or at all.

Impact of Foreign Currencies

We sell our products in many countries and a substantial portion of our sales, costs and expenses are denominated in foreign currencies, especially the British pound sterling, the Euro and the Swedish krona.

Changes in foreign currency exchange rates resulted in decreases in revenues of $0.1 million and expenses of $38,000 during the three months ended March 31, 2013. Changes in foreign currency exchange rates resulted in decreases in revenues and expenses of $0.3 million during the three months ended March 31, 2012.

The loss associated with the translation of foreign subsidiaries equity into U.S. dollars included as a component of comprehensive income, was approximately $2.0 million during the three months ended March 31, 2013 compared to a gain of $1.3 million during the three months ended March 31, 2012. In addition, currency exchange rate fluctuations included as a component of net (loss) income resulted in approximately $34,000 currency gains during the three months ended March 31, 2013 compared to $41,000 losses during the three months ended March 31, 2012.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was filed with the SEC on March 18, 2013.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2013, we had $15.0 million outstanding under our Credit Agreement. On March 29, 2013, we entered into the Credit Agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The purpose of the Credit Agreement was to convert our existing outstanding revolving advances into a Term Loan in the principal amount of $15 million, provide a Revolving Line facility in the maximum principal amount of $25 million, and provide a DDTL of up to $15 million to fund capital contributions to our subsidiary, HART. These Loans have a maturity date of March 29, 2016, March 29, 2018, and March 29, 2018, respectively.

Borrowings under the Term Loan and the DDTL shall bear interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. The Revolving Line shall bear interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. We will be required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of an interest rate swap. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings.

At March 31, 2013, the interest rate on our debt was 3.20%. Assuming no other changes which would affect the margin of the interest rate under our revolving credit facility, the effect of interest rate fluctuations on outstanding borrowings under our revolving credit facility as of March 31, 2013 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of March 31, 2013	Interest expense increase
(in thousands)
Interest rates increase by 1%	$150
Interest rates increase by 2%	$300

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the descriptions of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, or Annual Report. The following factors should be reviewed carefully, in conjunction with the other information contained in this Quarterly Report on Form 10-Q.

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

Many of our customers, including universities, government research laboratories, private foundations and other institutions, obtain funding for the purchase of products from grants by governments or government agencies. A potential decrease in the level of governmental spending allocated to scientific and medical research could substantially reduce or even eliminate these grants. If government funding necessary to purchase our products were to decrease, our business and results of operations could be materially adversely affected. Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. The U.S. Government has been unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011. As a result, on March 1, 2013, an enforcement mechanism known as sequestration went into effect, which will trigger spending reductions over the next decade. Unless Congress and the Administration take further action, government funding would be reduced for certain of our customers, including those who are dependent on funding from the National Institutes of Health, which would likely have a significant effect on these entities’ spending policies. These policies in turn can have a significant effect on the demand for our products.

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

We assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASU”) 360, “Property, Plant and Equipment”. In accordance with FASB ASU 350, “Intangibles-Goodwill and Other”, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by FASB ASU 360 and FASB ASU 350, which could have an adverse effect on net income for the period in which the write-off occurs. At March 31, 2013, our continuing operations had goodwill and intangible assets of $57.2 million, or 42%, of our total assets and we concluded that none of our goodwill or other intangible assets was impaired.

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

Management judgment and estimates are required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled critical accounting policies beginning on page 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

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

We have incurred approximately $1.4 million in restructuring charges relating to our 2012, 2011 and 2010 restructuring plans and we may incur additional restructuring costs and we may not be able to fully realize the expected benefits of these initiatives. See Note 9 to our consolidated financial statements – Restructuring and Other Exit Costs filed with the Annual Report.

Spending in our Regenerative Medicine Device business will continue to have an adverse affect on our reported results of operations.

As we continue to spend increased amounts to fund the development of our RMD business, such spending will reduce our net income from continuing operations as well as have an adverse impact on the adjusted earnings per share and results of operations.

We may be unable to complete the planned HART spin-off and there are a number of risks associated with the spin-off that may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

On May 1, 2013, we announced that we will continue to move forward with respect to the HART spin-off to separate our regenerative medicine device business from our profitable core life science research tools business. There can be no assurance that the HART spin-off will be completed in the manner or timeframe as contemplated, or at all. There are a number of risks associated with the HART spin-off, including, without limitation, the following:

•

Management estimates that the costs to complete the spin-off will be significant. In the event that the spin-off is not consummated, we will have incurred significant costs that we will not be able to recover, and for which we will not have received any benefit;

•

The spin-off will require significant time and attention of our management and operational resources, and they may detract from the operation of our businesses and the execution of other strategic initiatives;

•

Each of the independent publicly-traded companies resulting from the completion of the spin-off may be unable to achieve some or all of the full strategic and financial benefits that we expect will result from the separation of our Company into independent publicly-traded companies, or such benefits may be delayed or may not occur at all; and

•	If the spin-off is consummated, each of the newly separated, publicly-traded companies will be smaller and less diversified, as compared to our Company today.

Any of the foregoing, in addition to any other risks related to the contemplated transactions that are not specifically described above, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Our Credit Agreement contains certain financial and negative covenants, the breach of which may adversely affect our financial condition.

On March 29, 2013, we entered into a Second Amended and Restated Revolving Credit Agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. As March 31, 2013 and December 31, 2012, we had borrowings of $15.0 million and $13.0 million, respectively, under the Credit Agreement. The Credit Agreement includes covenants relating to income, debt coverage and cash flow and minimum working capital requirements. The Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts drawn on the Credit Agreement may become immediately due and payable. This immediate payment may negatively impact our financial condition.

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

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including:

•	volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	failure to consummate the spin-off of HART,

•	failure to achieve our desired tax treatment of the proposed separation and spin-off of HART,

•	technological innovations by competitors or in competing technologies,

•	revenues and operating results fluctuating or failing to meet the expectations of management, securities analysts, or investors in any quarter,

•	developments relating to the proposed distribution or other action or market speculation regarding the proposed distribution or other transaction,

•	comments of securities analysts and mistakes by or misinterpretation of comments from analysts, downward revisions in securities analysts’ estimates or management guidance,

•	investment banks and securities analysts becoming subject to lawsuits that may adversely affect the perception of the market,

•	conditions or trends in the biotechnology and pharmaceutical industries,

•	announcements of significant acquisitions or financings or changes in strategic partnerships,

•	non-compliance with the internal control standards pursuant to the Sarbanes-Oxley Act of 2002, and

•	a decrease in the demand for our common stock.

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

Date: May 10, 2013

HARVARD BIOSCIENCE, INC.

By:	/S/ CHANE GRAZIANO
Chane Graziano
Chief Executive Officer

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer