Form 10-Q
period 2013-06-30
HARVARD BIOSCIENCE INC
filed 2013-08-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 30,701,623 shares of Common Stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

Form 10-Q

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Financial Statements.

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$34,098	$20,681
Accounts receivable, net of allowance for doubtful accounts of $222 and $194, respectively	13,826	14,357
Inventories	18,259	17,762
Deferred income taxes	1,547	1,553
Other receivables and other assets	5,046	4,619

Total current assets	72,776	58,972

Property, plant and equipment, net	4,365	4,551
Deferred income taxes	12,002	10,770
Amortizable intangible assets, net	19,710	21,225
Goodwill	35,554	36,200
Other indefinite lived intangible assets	1,270	1,276
Other assets	371	490

Total assets	$146,048	$133,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,877	$4,680
Deferred revenue	740	482
Accrued income taxes payable	212	506
Accrued expenses	3,827	3,505
Current portion of long-term debt	3,000	—
Other liabilities—current	640	728

Total current liabilities	13,296	9,901

Long-term debt	21,250	12,950
Deferred income taxes	289	277
Other liabilities—non-current	5,838	6,143

Total liabilities	40,673	29,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 37,903,845 and 37,123,705 shares issued and 30,158,338 and 29,378,198 shares outstanding, respectively	375	370
Additional paid-in-capital	199,773	196,634
Accumulated deficit	(77,352)	(77,260)
Accumulated other comprehensive loss	(6,753)	(4,863)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)

Total stockholders’ equity	105,375	104,213

Total liabilities and stockholders’ equity	$146,048	$133,484

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$26,094	$28,496	$52,181	$56,818
Cost of product revenues	13,999	14,881	27,819	29,803

Gross profit	12,095	13,615	24,362	27,015

Sales and marketing expenses	4,624	4,743	9,376	9,512
General and administrative expenses	5,612	4,902	10,682	9,760
Research and development expenses	1,979	1,972	3,923	3,689
Restructuring (credits) charges	(24)	(13)	(45)	137
Amortization of intangible assets	676	712	1,355	1,391

Total operating expenses	12,867	12,316	25,291	24,489

Operating (loss) income	(772)	1,299	(929)	2,526

Other (expense) income:
Foreign exchange	(25)	(16)	9	(57)
Interest expense	(245)	(152)	(374)	(300)
Interest income	10	12	19	26
Other expense, net	(69)	(70)	(81)	(281)

Other (expense) income, net	(329)	(226)	(427)	(612)

(Loss) income from continuing operations before income taxes	(1,101)	1,073	(1,356)	1,914
Income tax (benefit) expense	(808)	299	(977)	615

(Loss) income from continuing operations	(293)	774	(379)	1,299
Discontinued operations:
Income from discontinued operations, net of tax	107	—	287	—

Total income from discontinued operations, net of tax	107	—	287	—

Net (loss) income	$(186)	$774	$(92)	$1,299

(Loss) income per share:
Basic (loss) earnings per common share from continuing operations	$(0.01)	$0.03	$(0.01)	$0.05
Discontinued operations	—	—	0.01	—

Basic (loss) earnings per common share	$(0.01)	$0.03	$—	$0.05

Diluted (loss) earnings per common share from continuing operations	$(0.01)	$0.03	$(0.01)	$0.04
Discontinued operations	—	—	0.01	—

Diluted (loss) earnings per common share	$(0.01)	$0.03	$—	$0.04

Weighted average common shares:
Basic	30,103	28,768	29,941	28,739

Diluted	30,103	29,595	29,941	29,634

Comprehensive (loss) income:
Net (loss) income	$(186)	$774	$(92)	$1,299
Foreign currency translation adjustments	147	(1,718)	(1,890)	(456)

Total comprehensive (loss) income	$(39)	$(944)	$(1,982)	$843

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(92)	$1,299
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	1,237	1,415
Depreciation	662	622
Earn-out related to discontinued operations	(339)	—
Loss (gain) on sales of fixed assets	1	(2)
Non-cash restructuring (credit)	(44)	(13)
Amortization of catalog costs	56	106
Provision for allowance for doubtful accounts	42	(6)
Amortization of intangible assets	1,355	1,391
Amortization of deferred financing costs	15	44
Deferred income taxes	(1,301)	(321)
Changes in operating assets and liabilities:
Decrease in accounts receivable	265	211
(Increase) decrease in inventories	(932)	806
Increase in other receivables and other assets	(773)	(196)
Increase (decrease) in trade accounts payable	287	(657)
Increase (decrease) in accrued income taxes payable	396	(22)
Increase (decrease) in accrued expenses	281	(218)
Increase in deferred revenue	267	54
Decrease in other liabilities	(3)	(360)

Net cash provided by operating activities	1,380	4,153

Cash flows used in investing activities:
Additions to property, plant and equipment	(585)	(610)
Additions to catalog costs	(57)	—
Proceeds from sales of property, plant and equipment	3	3
Acquisitions, net of cash acquired	—	(2,863)

Net cash used in investing activities	(639)	(3,470)

Cash flows provided by financing activities:
Proceeds from issuance of debt	12,049	500
Repayments of debt	(750)	(701)
Proceeds from issuance of common stock	1,999	402

Net cash provided by financing activities	13,298	201

Effect of exchange rate changes on cash	(622)	(145)

Increase in cash and cash equivalents	13,417	739
Cash and cash equivalents at the beginning of period	20,681	17,916

Cash and cash equivalents at the end of period	$34,098	$18,655

Supplemental disclosures of cash flow information:
Cash paid for interest	$272	$276
Cash paid for income taxes, net of refunds	$1,006	$933

HARVARD BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience,” the “Company,” “our” or “we”) as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2013, results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012, as applicable, have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In addition to these policies, effective June 5, 2013, the Company entered into an interest rate swap contract and added the following policy to its “Summary of Significant Accounting Policies”.

Derivatives

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income (“AOCI”), to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

2.	Recently Issued Accounting Pronouncements

The EITF reached a final consensus at its June 11, 2013 meeting, on EITF Issue 13-A, that the fed funds rate could be used as a benchmark interest rate for hedge accounting purposes. Currently, the only acceptable benchmark rates for hedge accounting purposes under U.S. GAAP are U.S. Treasury rates (UST) and London Interbank Offered Rate (LIBOR). The final Consensus will require prospective application to new hedge relationships and de-designated and re-designated hedge relationships. The guidance will be effective for both public and nonpublic entities upon issuance of the guidance. The FASB must ratify the final Consensus before it becomes authoritative. The Company believes the adoption of this new guidance will not have a material impact on its consolidated results of operations or financial position.

The EITF reached a final consensus at its June 11, 2013 meeting, on EITF Issue 13-C, that entities should present an unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The EITF determined that no new disclosures were necessary. The FASB must ratify the final Consensus before it becomes authoritative. The Company believes the adoption of this new guidance will not have a material impact on its consolidated results of operations or financial position.

3.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	June 30, 2013		December 31, 2012		Weighted Average Life (a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$12,928	$(10,329)	$13,258	$(10,207)	4.7 Years
Tradename	6,137	(1,970)	6,167	(1,756)	11.4 Years
Distribution agreement/customer relationships	21,587	(8,645)	21,699	(7,938)	11.0 Years
Patents	9	(7)	9	(7)	2.8 Years

Total amortizable intangible assets	$40,661	$(20,951)	$41,133	$(19,908)

Unamortizable intangible assets:
Goodwill	$35,554		$36,200
Other indefinite lived intangible assets	1,270		1,276

Total goodwill and other indefinite lived intangible assets	$36,824		$37,476

(a)	Weighted average life is as of June 30, 2013.

The change in the carrying amount of goodwill for the six months ended June 30, 2013 was as follows:

Goodwill rollforward

(in thousands)
Balance at December 31, 2012	$36,200
Effect of change in foreign currencies	(646)

Balance at June 30, 2013	$35,554

The goodwill and intangible assets balances at June 30, 2013 and December 31, 2012 were related to the Life Science Research Tools (“LSRT”) segment.

Intangible asset amortization expense was $0.7 million for the three months ended June 30, 2013 and 2012. Intangible asset amortization expense was $1.4 million for the six months ended June 30, 2013 and 2012. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.6 million for the year ending December 31, 2013, $2.4 million for the year ending December 31, 2014, $2.1 million for the year ending December 31, 2015, $2.0 million for the year ending December 31, 2016 and $1.8 million for the year ending December 31, 2017.

4.	Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Finished goods	$8,213	$8,023
Work in process	758	731
Raw materials	9,288	9,008

Total	$18,259	$17,762

5.	Restructuring and Other Exit Costs

2012 Restructuring Plans

During 2012, the management of Harvard Bioscience initiated a plan to reduce operating expenses at Panlab s.l., its Harvard Apparatus Spain subsidiary.

Activity and liability balances related to these charges were as follows:

	Severance and Related Costs	Other	Total
	(in thousands)
Restructuring charges	$312	$11	$323
Cash payments	(179)	—	(179)

Restructuring balance at December 31, 2012	133	11	144
Cash payments	(84)	(11)	(95)
Non-cash credits	(45)	—	(45)

Restructuring balance at June 30, 2013	$4	$—	$4

Aggregate restructuring (credits) charges for the 2012 Restructuring Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Restructuring (credits) charges	$(24)	$(13)	$(45)	$137

6.	Discontinued Operations

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

In September 2008, the Company completed the sale of assets of its Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of its Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company under the terms of the Asset Purchase Agreement consisted of $1 in cash, the assumption of certain liabilities, plus additional consideration in the form of an earn-out based on the revenue generated by the acquired business as it is conducted by UBIO Acquisition Company over a five-year post-transaction period in an amount equal to (i) 5% of the revenue generated up to and including $6.0 million and (ii) 8% of the revenue generated above $6.0 million each year. Any earn-out amounts are evidenced by interest-bearing promissory notes due on September 30, 2013 or at an earlier date based on certain triggering events. As of June 30, 2013, UBIO Acquisition Company had delivered promissory notes of $1.1 million. The unpaid principal balance of the promissory notes bear an interest of 12% per annum. For the three and six months ended June 30, 2013, the Company recorded income from discontinued operations of approximately $0.1 million and approximately $0.3 million, respectively, in its consolidated statements of income under “Income from discontinued operations, net of tax”.

7.	Warranties

Warranties are estimated and accrued at the time sales are recorded. A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2012	$144	$(136)	$214	$222

Six months ended June 30, 2013	$222	$(66)	$93	$249

8.	Employee Benefit Plans

Certain of the Company’s United Kingdom subsidiaries, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Components of net periodic benefit cost:
Service cost	$77	$73	$151	$158
Interest cost	190	188	374	386
Expected return on plan assets	(125)	(131)	(246)	(267)
Net amortization loss	59	49	116	100

Net periodic benefit cost	$201	$179	$395	$377

In each of the three months ended June 30, 2013 and 2012, the Company contributed $0.2 million to its defined benefit plans. For the six months ended June 30, 2013 and 2012, the Company contributed $0.5 million and $0.4 million, respectively, to its defined benefit plans. The Company expects to contribute approximately $0.5 million to its defined benefit plans during the remainder of 2013.

As of June 30, 2013 and December 31, 2012, the Company had an underfunded pension liability of approximately $5.6 million and $5.9 million, respectively included in the other liabilities- non-current line item in the Consolidated Balance Sheets.

9.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2019.

Rent expense, which is recorded on a straight-line basis, is estimated to be $1.2 million for the year ending December 31, 2013. Rent expense was $0.6 million for the six months ended June 30, 2013 and 2012. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2013, are as follows:

Operating Leases
(in thousands)

2014	$1,162
2015	1,027
2016	731
2017	449
2018	158
Thereafter	66

Net minimum lease payments	$3,593

10.	Capital Stock

Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, which was approved in 2000, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. On May 23, 2013, the stockholders of the Company approved an increase in the number of shares available for issuance under the ESPP by 250,000 shares of common stock. Following such amendment, as of June 30, 2013, 750,000 shares of common stock were authorized for issuance under the ESPP, of which 497,708 shares were issued. During the three and six months ended June 30, 2013, the Company issued 27,305 shares of the Company’s common stock under the ESPP. During the three and six months ended June 30, 2012, the Company issued 25,597 shares of the Company’s common stock under the ESPP.

Stock Option Plans

The Company accounts for share-based payment awards in accordance with the provisions of FASB ASC 718 “Compensation-Stock Compensation”, which requires the Company to recognize compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock units (“RSUs”) and employee stock purchases related to the ESPP.

On May 23, 2013, the Board of Directors approved the grant, to be issued on May 31, 2013, of 124,277 RSUs and 826,388 stock options under the Third Amended and Restated 2000 Stock Option and Incentive Plan (“2000 Plan”). The RSUs were valued at the closing stock price on the date of grant. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation.

Stock option and RSU activity under the Stock Option Plans for the six months ended June 30, 2013 was as follows:

		Stock Options		Restricted Stock Units
	Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value

Balance at December 31, 2012	1,972,956	8,078,509	$4.25	677,193	$3.97
Granted	(950,665)	826,388	5.08	124,277	5.08
Fungible share adjustment for RSUs granted	(98,179)			—	—
Exercised	—	(535,475)	5.39	—	—
Vested (RSUs)	—	—	—	(233,530)	—
Shares withheld for taxes	24,169	—	—	—	—
Cancelled / forfeited	485,169	(346,114)	4.16	(139,055)	—
Fungible share adjustment for RSUs cancelled	109,853	—	—	—	—

Balance at June 30, 2013	1,543,303	8,023,308	$4.39	428,885	$4.29

The following assumptions were used to estimate the fair value of stock options and RSU’s granted during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Volatility	57.20%	55.07%	57.20%	55.09%
Risk-free interest rate	1.18%	0.78%	1.18%	0.80%
Expected holding period (in years)	5.64	5.98	5.64	5.98
Dividend Yield	—%	—%	—%	—%

The weighted average fair values of the options granted under the 2000 Plan during the six months ended June 30, 2013 was $2.64, using the Black Scholes option-pricing model.

The Company used historical volatility to estimate the expected stock price volatility assumption. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options. The expected holding period of employee stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period is between one and four years. The contractual life is ten years.

Stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 consisted of stock-based compensation expense related to stock options, RSUs and the ESPP.

Stock-based compensation expense for the three and six months ended June 30, 2013 and 2012, respectively, was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Cost of product revenues	$40	$22	$52	$38
Sales and marketing	61	29	115	90
General and administrative	477	661	1,053	1,275
Research and development	10	6	17	12

Total stock-based compensation	$588	$718	$1,237	$1,415

The Company did not capitalize any stock-based compensation.

Weighted Average Common Shares Outstanding

Basic income per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted net income per share assumes conversion of stock options into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic	30,102,691	28,767,786	29,941,294	28,738,772
Effect of assumed conversion of stock options and restricted stock units	—	827,463	—	895,016

Diluted	30,102,691	29,595,249	29,941,294	29,633,788

Diluted loss per share for the three and six months ended June 30, 2013 was based on the basic weighted-average number of shares outstanding during the period, as the inclusion of any common stock equivalents would have been anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 8,023,308 and 4,466,845 shares of common stock for the three months ended June 30, 2013 and 2012, respectively, as the impact of these shares would be anti-dilutive. Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 7,821,266 and 4,399,239 shares of common stock for the six months ended June 30, 2013 and 2012, respectively, as the impact of these shares would be anti-dilutive.

11.	Revolving Credit Facility

On August 7, 2009, the Company entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders.

On March 29, 2013, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Credit Agreement converted the Company’s existing outstanding revolving advances into a term loan in the principal amount of $15 million (the “Term Loan”), provides a revolving credit facility in the maximum principal amount of $25 million (“Revolving Line”) and provides a delayed draw term loan of up to $15 million (the “DDTL”) to fund capital contributions to the Company’s subsidiary, Harvard Apparatus Regenerative Technology, Inc., (“HART”). The maximum amount available under the Credit Agreement is $50 million as borrowings against the DDTL in excess of $10 million results in a dollar for dollar reduction in the Revolving Line capacity. The Revolving Line, Term Loan and DDTL are collectively referred to herein as the “Loans” and have maturity dates of March 29, 2016, March 29, 2018, and March 29, 2018, respectively.

Borrowings under the Term Loan and the DDTL shall bear interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by the Company, or a daily floating rate based on the British Bankers’ Association (BBA) LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. The Revolving Line shall bear interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. The Company was required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of interest rate swaps. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings.

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

As of June 30, 2013 and December 31, 2012, the Company had borrowings of $24.3 million and $13.0 million, respectively, outstanding under its Credit Agreement. As of June 30, 2013, the Company was in compliance with all financial covenants contained in the credit agreement; the Company was not subject to any borrowing restrictions under the financial covenants and had available borrowing capacity under its Credit Agreement of $25.0 million. During the three and six months ended June 30, 2013, the Company incurred $0.3 million of debt issuance costs associated with the Credit Agreement. The costs were capitalized, reflected in the balance sheet as an asset, and amortized over the finite life of the underlying Credit Agreement.

As of June 30, 2013, the effective interest rate on the Company’s Term Loan and Revolving Line borrowings were 3.96% and 3.19%, respectively.

12.	Derivatives

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The Company uses variable-rate London Interbank Offered Rate (LIBOR) debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged. In accordance with its Credit Agreement, the Company was required to fix the rate of interest on at least 50% of its Term Loan and the DDTL through the purchase of interest rate swaps. Effective June 5, 2013, the Company entered into an interest rate swap contract with a notional amount of $15 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.96% plus a bank margin of 3.0%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”.

The following table presents the notional amount and fair value of the Company’s derivative instrument as of June 30, 2013. As of June 30, 2012 the Company did not have any derivative instruments outstanding.

		June 30, 2013 Notional Amount	June 30, 2013 Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swap	Other liabilities-non current	$14,250	$(46)

(a)	See note 13 for the fair value measurements related to these financial instruments.

All of the Company’s derivative instruments are designated as hedging instruments.

The Company has structured the interest rate swap agreement to be 100% effective and as a result, there was no impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income (“AOCI”). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The Company’s interest rate swap agreement was deemed to be fully effective in accordance with ASC 815, and, as such, unrealized gains and losses related to these derivatives were recorded as AOCI.

The effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2013 was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Location of gain or (loss) reclassified from AOCI into income (effective portion)	Amount of gain or (loss) reclassified from AOCI into income (effective portion)
	(in thousands)
2013
Interest rate swap	$(46)	Interest expense	$(7)

Derivative instruments had no effect on the consolidated statements of income for the six months ended June 30, 2012 because at that time the Company had no derivative instruments outstanding.

As of June 30, 2013, $0.1 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ gains to earnings include the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2013 or 2012.

13.	Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$—	$46	$—	$46

The Company uses the market approach technique to value its financial liabilities. The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreement was based on LIBOR yield curves at the reporting date.

14.	Income Tax

The effective income tax benefit was 73.4% and 72.1% for the three and six months ended June 30, 2013, respectively. The rates for both periods included benefits related to foreign tax rate differential, research and development tax credits and stock option exercises, as well as offsetting discrete expense items related to certain non-deductible costs.

15.	Segment Reporting

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

Summarized financial information on the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012 are shown in the following table. There were no inter segment revenues.

	LSRT	RMD	Unallocated	Total
	(in thousands)
Three months ended June 30, 2013

Total revenues	$26,094	$—	$—	$26,094
Operating income (loss)	3,268	(2,737)	(1,303)	(772)
Income (loss) before income taxes	3,062	(2,737)	(1,426)	(1,101)
Total assets	145,357	406	285	146,048

Three months ended June 30, 2012

Total revenues	28,496	—	—	28,496
Operating income (loss)	4,140	(1,602)	(1,239)	1,299
Income (loss) before income taxes	3,870	(1,602)	(1,195)	1,073
Total assets	129,000	154	377	129,531

Six months ended June 30, 2013

Total revenues	52,181	—	—	52,181
Operating income (loss)	6,448	(4,947)	(2,430)	(929)
Income (loss) before income taxes	6,135	(4,947)	(2,544)	(1,356)
Total assets	145,357	406	285	146,048

Six months ended June 30, 2012

Total revenues	56,818	—	—	56,818
Operating income (loss)	7,774	(2,786)	(2,462)	2,526
Income (loss) before income taxes	7,124	(2,786)	(2,424)	1,914
Total assets	$129,000	$154	$377	$129,531

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing, successfully integrate acquired businesses or technologies, complete consolidations of business functions, expand our product offerings, introduce new products or commercialize new technologies, including in the field of regenerative medicine, unanticipated costs relating to acquisitions, unanticipated costs arising in connection with our consolidation of business functions and any restructuring initiatives, decreased demand for our products due to changes in our customers’ needs, our ability to obtain regulatory approvals, including FDA approval, for our products, the current size or anticipated size of the regenerative medicine market, the existence and size of opportunities in the regenerative medicine market, our ability to complete the planned spin-off of our subsidiary, our financial position, general economic outlook or other circumstances, the seasonal nature of purchasing in Europe, economic, political and other risks associated with international revenues and operations, the impact of the current economic and financial crisis, additional costs of complying with recent changes in regulatory rules applicable to public companies, our ability to retain key personnel, competition from our competitors, technological changes resulting in our products becoming obsolete, future changes to the operations or the activities of our subsidiaries due to manufacturing consolidations, our ability to meet the financial covenants contained in our credit facility, our ability to protect our intellectual property and operate without infringing on others’ intellectual property, potential costs of any lawsuits to protect or enforce our intellectual property, economic and political conditions generally and those affecting pharmaceutical and biotechnology industries, federal government’s spending and reduction regulations and research funding levels from endowments at our university customers, impact of any impairment of our goodwill or intangible assets, our ability to utilize deferred tax assets after the release of our valuation allowances, the amount of earn-out consideration that we receive in connection with the disposition of our Capital Equipment Business segment and factors that may impact the receipt of this consideration, such as the revenues of the businesses disposed of, plus factors described under the heading “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Our first regenerative medicine product, the “InBreath” hollow organ bioreactor, was used to perform the world’s first human transplant of a regenerated bronchus. Dr. Paolo Macchiarini et al reported this success in The Lancet, a leading general medicine journal, in November 2008. We have licensed this product from Dr. Macchiarini’s team, and worked to make it a commercial device. During the second and the third quarters of 2010, we took orders for this product, making it what we believe is the world’s first commercially available bioreactor that has been used to perform a human transplant of a regenerated organ. We believe it marks an important milestone in the development of the regenerative medicine field as the tools evolve from concepts to commercial quality products.

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

In June 2011, the “InBreath” bioreactor was used for the world’s first successful transplantation of a synthetic tissue engineered windpipe. For the first time in history, a patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The cells were grown on the scaffold inside the bioreactor for two days before transplantation into the patient. Because the cells used to regenerate the trachea were the patient’s own, there has been no rejection of the transplant, and the patient is not taking immunosuppressive drugs. The patient had been suffering from late stage trachea cancer, which before this surgery would have been inoperable, and is now alive two years after the surgery. The operation was performed at the Karolinska University Hospital in Huddinge, Stockholm, by Dr. Paolo Macchiarini of the Karolinska University Hospital and Karolinska Institutet, and colleagues. Dr. Macchiarini led an international team which included people who designed and built the nanocomposite trachea scaffold, and we produced a specifically designed bioreactor used to seed the scaffold with the patient’s own stem cells. The success of this transplant surgery was published in The Lancet on November 24, 2011.

In November 2011, a second patient was given a new trachea made from a synthetic scaffold seeded with his own stem cells in a bioreactor. The patient had been suffering from late stage trachea cancer. The patient was discharged from the hospital in January 2012. On March 5, 2012, this patient died. The official cause of death recorded on the death certificate was pneumonia secondary to trachea cancer. We know of no evidence that either the scaffold or our bioreactor played any part in the patient’s death.

In June 2012, the “InBreath” bioreactors were used for the world’s first and second successful laryngotracheal implants, using synthetic laryngotracheal scaffolds seeded with cells taken from the patients’ bone marrow. The surgeries took place at Krasnodar Regional Hospital in Krasnodar, Russia on June 19th and June 21st. Each bioreactor was loaded with a synthetic scaffold in the shape of the patient’s original organ. The scaffolds were then seeded with the patient’s own stem cells. Because the patients’ own stem cells were used, their bodies have accepted the transplants without the use of immunosuppressive drugs. The recipients of the implants are alive one year after the surgeries. These surgeries are a part of a clinical trial funded under a $4.8 million grant provided by the Russian government to the Krasnodar Regional Hospital. The first transplant was filmed and that documentary was broadcast on European television under the title of “The Miracle of Krasnodar”.

In addition to the Russian clinical trial, a European clinical trial in trachea cancer patients is expected to start in 2014. The European clinical trial is expected to enroll approximately 25 patients. This project is a consortium of European companies, hospitals and universities led by Dr. Macchiarini.

In April 2013 our “InBreath” tracheal scaffold and bioreactor system was used in the first successful transplant of a regenerated trachea in the United States. The recipient of the implant was two-year-old Hannah Genevieve Warren and the transplant surgery was performed at Children’s Hospital of Illinois on April 9, 2013. The surgery was also the world’s first pediatric regenerated trachea transplant using a synthetic scaffold. Hannah was born on August 22, 2010 in Seoul, South Korea with tracheal agenesis (lack of a trachea), and was only able to breathe through a tube inserted in her esophagus that connected to her lungs. Tracheal agenesis is 100 percent fatal, and children born with the condition typically die shortly after birth. Hannah had lived in the intensive care unit for over two and a half years at Seoul National Hospital before being transported to Illinois for the surgery. This was the first regenerated trachea transplant surgery using a scaffold manufactured by our wholly owned subsidiary Harvard Apparatus Regenerative Technology, Inc. (“HART”), and the implant used in the procedure was grown in one of HART’s “InBreath” bioreactors. The scaffold and bioreactor were custom-made to Hannah’s dimensions. The scaffold was seeded with bone marrow cells taken from the patient and incubated in the bioreactor for two days prior to implant. Because Hannah’s own cells were used, her body accepted the transplant without the use of immunosuppressive (anti-rejection) drugs. Approximately two months after the initial trachea transplant surgery, Hannah underwent surgery to repair her esophagus, which never properly healed following the initial surgery. On July 6, 2013, Hannah died from complications arising from this subsequent operation. Dr. Paolo Macchiarini of Karolinska University Hospital and Karolinska Institutet in Huddinge, Stockholm, who led the team performing the trachea surgery, noted that the implanted trachea was not the cause of Hannah’s death, pointing out that the girl’s native tissue was very fragile. Dr. Macchiarini said he would continue with similar operations. A statement released by Hannah’s family stated, “Born without a trachea, she gave us over 34 months of ever-lasting memories. We are humbled and blessed. She is a pioneer in stem-cell technology and her impact will reach all corners of our beautiful earth. Her new trachea was performing well, but her lungs went from fairly good, to weak, to poor.” A statement released by the Children’s Hospital of Illinois noted that “while regenerative medicine remains in the early stages for pediatric patients, insights from Hannah’s surgery will benefit and serve other children and adults in the years to come.” The team that performed surgery included both Drs. Mark J. Holterman and Richard Pearl both of Children’s Hospital of Illinois. The surgery was approved by the FDA under an Investigational New Drug application made by Dr. Holterman. This surgery was the seventh implant of a regenerated trachea in a human using HART technology. HART intends to begin discussions with the FDA and EU regulatory authorities in the near future regarding the clinical pathway necessary to bring this new therapeutic approach to a wider range of patients in need of a trachea transplant.

Separation of Business

We believe that the best path to maximizing value for our shareholders is to spin-off our RMD business from our profitable core LSRT business. In connection with the planned spin-off, HART filed a Registration Statement on Form S-1 on December 11, 2012 with the intent of consummating an initial public offering of its common stock. However, HART elected to withdraw its Form S-1 on May 1, 2013 and not proceed with its planned initial public offering. Instead, we will proceed with the spin-off of HART following the effectiveness of a Registration Statement on Form 10 filed by HART with the SEC on July 31, 2013 to become a public reporting company under the Securities Exchange Act of 1934. We expect the shares of HART common stock distributed in the spin-off to publicly trade, subject to compliance with applicable securities laws.

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

Financing

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. On March 29, 2013, we entered into a Second Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Credit Agreement converted the Company’s existing outstanding revolving advances into a term loan in the principal amount of $15 million (the “Term Loan”), provides a revolving credit facility in the maximum principal amount of $25 million (“Revolving Line”) and provides a delayed draw term loan of up to $15 million (the “DDTL”) to fund capital contributions to our subsidiary, HART. The maximum amount available under the Credit Agreement is $50 million as borrowings against the DDTL in excess of $10 million results in a dollar for dollar reduction in the Revolving Line capacity. The Revolving Line, Term Loan and DDTL have maturity dates of March 29, 2016, March 29, 2018, and March 29, 2018, respectively.

Borrowings under the Term Loan and the DDTL shall bear interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. The Revolving Line shall bear interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. The Credit Agreement required us to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of interest rate swaps. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings.

The Loans are guaranteed by all of our direct and indirect domestic subsidiaries, excluding HART, and secured by substantially all of the assets of our Company and the guarantors. The Loans are subject to restrictive covenants under the Credit Agreement, and financial covenants that require our Company and our subsidiaries to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the Loans are allowed by the Credit Agreement at any time during the terms of the Loans. The Loans also contain limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. Historically, we have funded acquisitions with debt, capital raised by issuing equity and cash flow from operations. In order to continue the acquisition portion of our growth strategy beyond what our current cash balances and cash flow from operations can support, we will need to raise more capital, either by incurring additional debt, issuing equity or a combination thereof.

At June 30, 2013 and December 31, 2012, we had borrowings of $24.3 million and $13.0 million outstanding under our credit facility with Bank of America and Brown Brothers Harriman & Co.

Components of Operating Income

Revenues. We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our website. For products primarily priced under $10,000, we typically distribute a new, comprehensive catalog every one to three years, initially in a series of bulk mailings, first to our existing customers, followed by mailings to targeted markets of potential customers. Over the life of the catalog, distribution will also be made periodically to potential and existing customers through direct mail and trade shows and in response to e-mail and telephone inquiries. From time to time, we also distribute catalog supplements that promote selected areas of our catalog or new products to targeted subsets of our customer base. Future editions of our comprehensive catalog and our catalog supplements will be timed at least in part with the incidence of new product introductions. Our end user customers are research scientists at pharmaceutical and biotechnology companies, universities and government laboratories. Revenue from catalog sales in any period is influenced by the amount of time elapsed since the last mailing of the catalog, the number of catalogs mailed and the number of new items included in the catalog. We launched our latest comprehensive catalog in March 2010, with approximately 850 pages, 11,000 products and approximately 65,000 copies printed. Revenues from direct sales to end users represented approximately 58% and 57%, respectively, of our revenues for the six months ended June 30, 2013 and for the year ended December 31, 2012.

Products sold under brand names of distributors, including GE Healthcare, are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a very wide range of molecular and cellular processes or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have distributors in place for acquired businesses. For the six months ended June 30, 2013 and for the year ended December 31, 2012, approximately 42% and 43%, respectively, of our revenues were derived from sales to distributors.

For the six months ended June 30, 2013, approximately 65% of our revenues were derived from products we manufacture; approximately 26% were derived from distributed products sold under our brand names and approximately 9% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the year ended December 31, 2012, approximately 67% of our revenues were derived from products we manufacture; approximately 23% were derived from distributed products sold under our brand names and approximately 10% were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the six months ended June 30, 2013 and for the year ended December 31, 2012, approximately 39% and 41%, respectively of our revenues were derived from sales made by our non-U.S. operations. A portion of our international sales during these periods consisted of sales to GE Healthcare, the distributor for our spectrophotometers and plate readers. GE Healthcare distributes these products to customers around the world, including to many customers in the United States, from its distribution center in Upsalla, Sweden. As a result, we believe our international sales would have been a lower percentage of our revenues if we had shipped our products directly to our end-users. Changes in the relative proportion of our revenue sources between catalog sales, direct sales and distribution sales are primarily the result of a different sales proportion of acquired companies.

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

Stock-based compensation expenses. Stock-based compensation expense recognized under FASB ASC 718, “Compensation – Stock Compensation,” was related to stock options, RSUs and the employee stock purchase plan and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Bookings and Backlog

We monitor bookings and backlog as these are indicators of future revenue and business activity levels. Bookings were $25.8 million and $27.6 million for the three months ended June 30, 2013 and 2012. Bookings were down 6% in the second quarter compared with the second quarter of 2012, with General Electric Healthcare (“GEHC”) accounting for approximately 75% of the decline. The decline as compared to the second quarter of 2012 was also due to reporting against an exceptionally strong quarter last year. Last year’s second quarter was a record for a Q2 for both bookings and revenue and was the last quarter before we saw substantial impact from the threat of sequestration in the US.

Bookings decreased by $5.1 million, or 9.0% to $51.4 million for six months ended June 30, 2013 compared with $56.5 million for the same period in 2012. Bookings from GEHC were down approximately $1.8 million year to year. Additionally, softness in North America due to the government sequester and in several European markets (specifically Spain, Germany, and the UK) due to continued economic uncertainty and government budget constraints contributed to the decreased year to year bookings.

Backlog decreased by $1.1 million, or 22.4% to $3.7 million on June 30, 2013 compared with $4.8 million on June 30, 2012. The decrease was primarily due to lower bookings during the six months ended June 30, 2013, as described above.

Selected Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012	Dollar Change	% Change
	($ in thousands, unaudited)

Revenues	$26,094	$28,496	$(2,402)	-8.4%
Cost of product revenues	13,999	14,881	(882)	-5.9%
Gross margin percentage	46.4%	47.8%		-3.0%
Sales and marketing expenses	4,624	4,743	(119)	-2.5%
General and administrative expenses	5,612	4,902	710	14.5%
Research and development expenses	1,979	1,972	7	0.4%

Revenues.

Revenues were lower by $2.4 million, or 8.4%, to $26.1 million for the three months ended June 30, 2013 compared to $28.5 million for the same period in 2012. In our Biochrom business, revenues from shipments to GEHC were down approximately $1.1 million and represented approximately 46% of our overall unfavorable year to year revenue comparison. Our Harvard Apparatus and Hoefer revenues were negatively impacted by the government spending sequestration in the U.S. and government austerity programs in Europe on life sciences research spending.

Cost of product revenues.

Cost of product revenues decreased $0.9 million, or 5.9%, to $14.0 million for the three months ended June 30, 2013 compared with $14.9 million for the three months ended June 30, 2012. Gross profit as a percentage of revenues decreased to 46.4% for the three months ended June 30, 2013 compared with 47.8% for the same period in 2012. The decrease in gross profit as a percentage of revenues was primarily due to lower sales volume and a less favorable sales mix in the second quarter of 2013 compared with the second quarter of 2012.

Sales and marketing expense.

Sales and marketing expenses decreased $0.1 million, or 2.5%, to $4.6 million for the three months ended June 30, 2013 compared with $4.7 million for the three months ended June 30, 2012. In LSRT, sales and marketing expenses decreased $0.1 million, or 2.5%, to $4.4 million, compared to $4.5 million for the three months ended June 30, 2012, primarily due to cost reduction activities at our Denville and Hoefer businesses. In RMD, sales and marketing expenses were flat as compared to the second quarter of 2012 at $0.2 million.

General and administrative expense.

General and administrative expenses increased $0.7 million, or 14.5% to $5.6 million for the three months ended June 30, 2013 compared with $4.9 million for the three months ended June 30, 2012. In LSRT, general and administrative expenses decreased $0.2 million, or 5.5%, to $4.2 million compared to $4.4 million for the three months ended June 30, 2012 primarily due to lower stock compensation expense. In RMD, general and administrative expenses increased $1.0 million. That increase was primarily due to a $0.8 million write-off of deferred IPO costs. Also, legal and consulting costs associated with the separation and spin-off of the HART business totaled $0.2 million in the second quarter, which represented a $0.1 million increase from last year’s second quarter.

Research and development expense.

Research and development expenses were flat at $2.0 million for the three months ended June 30, 2013 and 2012. In LSRT, research and development expenses decreased $0.2 million, or 16.7%, to $0.9 million compared to $1.1 million for the three months ended June 30, 2012 primarily due to lower expenses at our Harvard Apparatus business. In RMD, research and development expenses increased $0.2 million, primarily due to increased scaffold and bioreactor development activities.

Amortization of intangible assets.

Amortization of intangible assets expense remained flat at $0.7 million for the three months ended June 30, 2013 and 2012.

Other (expense) income, net.

Other income and expense, net, was $0.3 million expense and $0.2 million expense for the three months ended June 30, 2013 and 2012, respectively. Net interest expense was $0.2 million for the three months ended June 30, 2013 compared to net interest expense of $0.1 million for the three months ended June 30, 2012. The increase in net interest expense was due to higher average debt balances in the second quarter of 2013 compared to the second quarter of 2012.

Income tax (benefit) expense.

Income tax (benefit) expense was $0.8 million benefit and $0.3 million expense for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rate for continuing operations was 73.4% benefit for the three months ended June 30, 2013, compared with 27.9% expense for the same period in 2012. The effective tax rate for the second quarter of 2013 included benefits related to foreign tax rate differential, research and development tax credits and stock compensation exercises, as well as offsetting discrete expense items related to certain non-deductible costs.

Selected Results of Operations

Six months ended June 30, 2013 compared to six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012	Dollar Change	% Change
	($ in thousands, unaudited)

Revenues	$52,181	$56,818	$(4,637)	-8.2%
Cost of product revenues	27,819	29,803	(1,984)	-6.7%
Gross margin percentage	46.7%	47.5%		-1.9%
Sales and marketing expenses	9,376	9,512	(136)	-1.4%
General and administrative expenses	10,682	9,760	922	9.4%
Research and development expenses	3,923	3,689	234	6.3%

Revenues.

Revenues decreased $4.6 million, or 8.2%, to $52.2 million for the six months ended June 30, 2013 compared to $56.8 million for the same period in 2012. Our acquisition of AHN Biotechnologie (“AHN”), which we acquired in February 2012, contributed approximately $0.3 million, or 0.5% to the six months ended June 30, 2013 revenues. The effect of a stronger U.S. dollar decreased our revenues by $0.1 million, or 0.2%, compared with the same period in 2012. Adjusting for the effect of foreign currency fluctuation and acquisitions, revenues were down $4.8 million, or 8.4%, year-to-year. In our Biochrom business, revenues from shipments to GEHC were down approximately $1.5 million and represented approximately 33% of our overall unfavorable year to year revenue comparison. Our Harvard Apparatus and Hoefer revenues were negatively impacted by the government spending sequestration in the U.S. and government austerity programs in Europe on life science research spending.

Cost of product revenues.

Cost of product revenues decreased $2.0 million, or 6.7%, to $27.8 million for the six months ended June 30, 2013 compared with $29.8 million for the six months ended June 30, 2012. Excluding the effects of currency fluctuations and acquisitions, cost of product revenues decreased by $2.1 million, or 7.1% over the same period in the previous year. Gross profit as a percentage of revenues was 46.7% for the six months ended June 30, 2013 compared with 47.5% for the same period in 2012. The decrease in gross profit as a percentage of revenues was primarily due to lower sales volume and a less favorable sales mix for the six months ended June 30, 2013 compared with the same period in 2012.

Sales and marketing expense.

Sales and marketing expenses decreased $0.1 million, or 1.4%, to $9.4 million for the six months ended June 30, 2013 compared with $9.5 million for the six months ended June 30, 2012. In LSRT, sales and marketing expenses decreased $0.2 million, or 1.9%, to $8.9 million, compared to $9.1 million for the six months ended June 30, 2012 mainly due to cost reductions at our Harvard Apparatus and Hoefer businesses. In RMD, sales and marketing expenses were flat at $0.4 million.

General and administrative expense.

General and administrative expenses increased $0.9 million, or 9.4% to $10.7 million for the six months ended June 30, 2013 compared with $9.8 million for the six months ended June 30, 2012. In LSRT, general and administrative expenses decreased $0.7 million, or 8.3%, to $8.2 million, compared to $8.9 million for the six months ended June 30, 2012 primarily due to cost reduction activities across all of our businesses and lower stock compensation expense. In RMD, general and administrative expenses increased $1.7 million year over year. That increase included a $0.8 million write-off of deferred IPO costs in the second quarter. Also legal and consulting costs associated with the separation and spin-off of the HART business totaled approximately $0.8 million in the six months ended June 30, 2013, which represented a $0.5 million increase from the same period last year.

Research and development expense.

Research and development expenses increased $0.2 million, or 6.3% to $3.9 million for the six months ended June 30, 2013 compared with $3.7 million for the six months ended June 30, 2012. In LSRT, research and development expenses decreased $0.2 million, or 10.9%, to $1.9 million for the six months ended June 30, 2013, compared to $2.1 million for the six months ended June 30, 2012 due to lower expenses at our Harvard Apparatus business. In RMD, research and development expenses increased $0.5 million, primarily due to increased activity in our scaffold and bioreactor development activities.

Amortization of intangible assets.

Amortization of intangible asset expenses was flat at $1.4 million for the six months ended June 30, 2013 and 2012.

Other (expense) income, net.

Other income and expense, net, was $0.4 million expense and $0.6 million expense for the six months ended June 30, 2013 and 2012, respectively. Net interest expense was $0.4 million for the six months ended June 30, 2013 compared to $0.3 million for the six months ended June 30, 2012. The increase in net interest expense was due to higher average borrowings during the six months ended June 30, 2013 compared to the same period in 2012. Other expense, net, for the six months ended June 30, 2012, also included $0.3 million of acquisition-related expenses.

Income Taxes.

Income tax (benefit) expense was $1.0 million benefit and $0.6 million expense for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate for continuing operations was 72.1% benefit for the six months ended June 30, 2013, compared with 32.1% expense for the same period in 2012. The effective tax rate for the six months ended June 30, 2013 included benefits related to foreign tax rate differential, research and development tax credits and stock compensation exercises, as well as offsetting discrete expense items related to certain non-deductible costs.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, issuance of common stock and bank borrowings. Our liquidity requirements have arisen primarily from investing activities, including the funding of acquisitions and capital expenditures.

We ended the second quarter of 2013 with cash and cash equivalents of $34.1 million compared to $20.7 million at December 31, 2012. As of June 30, 2013 and December 31, 2012, we had $24.3 million and $13.0 million, respectively, of borrowings outstanding under our credit facility. Total cash and cash equivalents, net of debt was $9.8 million and $7.7 million at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, cash and cash equivalents held by our foreign subsidiaries was $20.3 million and $19.2 million, respectively. These funds are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds then U.S. federal and state income taxes would have to be recorded on such amounts. We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings. In February 2012, we acquired all issued and outstanding shares of AHN, a German manufacturer, and utilized approximately $2.0 million of our foreign cash on hand. During 2013, we plan to use approximately $1.3 million additional foreign cash on hand for capital improvements at this new subsidiary.

Overview of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(in thousands, unaudited)

Cash flows from operations:
Net (loss) income	$(92)	$1,299
Other adjustments to operating cash flows	1,684	3,236
Changes in assets and liabilities	(212)	(382)

Net cash provided by operating activities	1,380	4,153

Investing activities:
Acquisition, net of cash acquired	—	(2,863)
Other investing activities	(639)	(607)

Net cash used in investing activities	(639)	(3,470)

Financing activities:
Proceeds (repayments) of debt, net	11,299	(201)
Other financing activities	1,999	402

Net cash provided by financing activities	13,298	201

Effect of exchange rate changes on cash	(622)	(145)

Increase in cash and cash equivalents	$13,417	$739

Our operating activities generated cash of $1.4 million for the six months ended June 30, 2013 compared to $4.2 million for the six months ended June 30, 2012. The decrease in cash flows from operations was primarily due to lower net income and unfavorable changes to working capital year over year.

Our investing activities used cash of $0.6 million during the six months ended June 30, 2013 compared to $3.5 million during the six months ended June 30, 2012. Investing activities during 2013 included purchases and sales of property, plant and equipment. Investing activities during 2012 included acquisitions of businesses and purchases and sales of property, plant and equipment. In

February 2012, we acquired AHN for approximately $2.0 million. In May 2012, we acquired Modular for approximately $0.5 million. All these payments were included in “Acquisitions, net of cash acquired” under investing activities. We spent $0.1 million during the six months ended June 30, 2013 on catalog costs. We had no spending on catalog costs for the six months ended June 30, 2012. We spent $0.6 million in the six months ended June 30, 2013 and 2012 on capital expenditures. We currently expect to make approximately $1.8 million of capital expenditures during the remainder of 2013.

Our financing activities have historically consisted of borrowings and repayments under a revolving credit facility, long-term debt, the issuance of common stock, including the common stock issued in our initial public offering, and repurchases of our common stock under our stock repurchase program. During the six months ended June 30, 2013, financing activities generated cash of $13.3 million, compared to $0.2 million during the six months ended June 30, 2012. During the six months ended June 30, 2013, we borrowed $12.0 million and repaid $0.8 million of debt under our credit facility. During the six months ended June 30, 2012, we borrowed $0.5 million and repaid $0.7 million of debt under our credit facility. Other financing activities for the six months ended June 30, 2013 and 2012 included the net proceeds from the issuance of common stock of $2.0 million and $0.4 million, respectively, which related to exercises of stock options.

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

Changes in foreign currency exchange rates resulted in decreases in revenues of $0.1 million and expenses of $0.1 million during the six months ended June 30, 2013, compared to decreases in revenues of $0.8 million and expenses of $0.7 million during the six months ended June 30, 2012.

The loss associated with the translation of foreign subsidiaries equity into U.S. dollars included as a component of comprehensive income, was approximately $1.9 million during the six months ended June 30, 2013 compared to a loss of $0.5 million during the same period in 2012. In addition, currency exchange rate fluctuations included as a component of net (loss) income resulted in approximately $9,000 foreign currency gains and $57,000 in foreign currency losses during the six months ended June 30, 2013 and 2012, respectively.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was filed with the SEC on March 18, 2013. In addition, as described in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” of this report, effective June 5, 2013, we entered into an interest rate swap contract and added a “Derivatives” policy to our “Summary of Significant Accounting Policies”.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2013, we had $24.3 million outstanding under our Credit Agreement. On March 29, 2013, we entered into a Credit Agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The purpose of the Credit Agreement was to convert our existing outstanding revolving advances into a Term Loan in the principal amount of $15 million, provide a Revolving Line facility in the maximum principal amount of $25 million, and provide a DDTL of up to $15 million to fund capital contributions to our subsidiary, HART. These Loans have maturity dates of March 29, 2016, March 29, 2018, and March 29, 2018, respectively.

Borrowings under the Term Loan and the DDTL shall bear interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. The Revolving Line shall bear interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. We were required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of an interest rate swap. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings. Effective June 5, 2013, we entered into an interest rate swap contract with a notional amount of $15 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with Term Loan at 0.96% plus a bank margin of 3.0%. The swap contract was associated with reducing or eliminating interest rate risk and was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”. We use interest-rate-related derivative instruments to manage our exposure related to changes in interest rates on our variable-rate debt instruments. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not speculate using derivative instruments.

At June 30, 2013, based on the terms of our interest rate swap agreement the interest rate on our outstanding Term Loan was fixed at 3.96%. The interest rate on our outstanding Revolving Line was 3.19%. Assuming no other changes which would affect the margin of the interest rate under our Term Loan and Revolving Line, the effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of June 30, 2013 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of June 30, 2013	Interest expense increase
(in thousands)
Interest rates increase by 1%	$100
Interest rates increase by 2%	$200

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business was disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2013 and filed with the SEC on May 10, 2013. This description included any material changes to and supersedes the descriptions of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, or Annual Report.

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2013, which was filed with the SEC on May 10, 2013.

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

Date: August 9, 2013

HARVARD BIOSCIENCE, INC.

By:	/S/ DAVID GREEN
David Green
President and Interim CEO

By:	/S/ THOMAS MCNAUGHTON
Thomas McNaughton
Chief Financial Officer