Form 10-Q
period 2014-06-30
HARVARD BIOSCIENCE INC
filed 2014-08-07
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 32,296,691 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q
For the Quarter Ended June 30, 2014

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$26,434	$25,771
Accounts receivable, net of allowance for doubtful accounts of $328 and $358, respectively	14,308	13,884
Inventories	17,211	15,777
Deferred income tax assets - current	1,545	1,547
Other receivables and other assets	4,562	3,771
Assets held-for-sale, net	331	-
Total current assets	64,391	60,750

Property, plant and equipment, net	4,128	4,375
Deferred income tax assets - non-current	13,006	13,116
Amortizable intangible assets, net	17,679	19,009
Goodwill	36,839	36,605
Other indefinite lived intangible assets	1,287	1,289
Other assets	378	316
Total assets	$137,708	$135,460

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$5,000	$5,000
Accounts payable	5,060	4,682
Deferred revenue	609	640
Accrued income taxes	72	99
Accrued expenses	4,620	5,078
Other liabilities - current	1,004	586
Total current liabilities	16,365	16,085

Long-term debt, less current installments	17,250	19,750
Deferred income tax liabilities - non-current	139	160
Other long term liabilities	5,728	4,980
Total liabilities	39,482	40,975

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 39,981,918 and 39,384,974 shares issued and 32,236,411 and 31,639,467 shares outstanding, respectively	394	390
Additional paid-in-capital	204,353	202,446
Accumulated deficit	(93,298)	(95,039)
Accumulated other comprehensive loss	(2,555)	(2,644)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	98,226	94,485
Total liabilities and stockholders' equity	$137,708	$135,460

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$26,958	$26,094	$52,851	$52,181
Cost of product revenues (exclusive of items shown separately below)	14,680	14,005	28,812	27,831
Gross profit	12,278	12,089	24,039	24,350

Sales and marketing expenses	4,557	4,393	8,989	8,932
General and administrative expenses	3,997	4,359	8,248	8,581
Research and development expenses	1,284	922	2,257	1,935
Restructuring charges (credits)	115	(24)	252	(45)
Amortization of intangible assets	587	676	1,221	1,355
HART transaction costs	-	1,016	-	1,520
Total operating expenses	10,540	11,342	20,967	22,278

Operating income	1,738	747	3,072	2,072

Other (expense) income:
Foreign exchange	(67)	(25)	(148)	9
Interest expense	(248)	(245)	(513)	(374)
Interest income	12	10	26	19
Other expense, net	(165)	(69)	(148)	(81)
Other expense, net	(468)	(329)	(783)	(427)

Income from continuing operations before income taxes	1,270	418	2,289	1,645
Income tax expense	248	322	548	620
Income from continuing operations	1,022	96	1,741	1,025
Discontinued operations:
Loss from discontinued operations, net of tax	-	(282)	-	(1,117)
Net income (loss)	$1,022	$(186)	$1,741	$(92)

Earnings (loss) per share:
Basic earnings per common share from continuing operations	$0.03	$-	$0.05	$0.03
Discontinued operations	-	(0.01)	-	(0.03)
Basic earnings per common share	$0.03	$(0.01)	$0.05	$-

Diluted earnings per common share from continuing operations	$0.03	$-	$0.05	$0.03
Discontinued operations	-	(0.01)	-	(0.03)
Diluted earnings per common share	$0.03	$(0.01)	$0.05	$-

Weighted average common shares:
Basic	32,045	30,103	31,947	29,941
Diluted	32,946	31,695	32,935	31,680

Comprehensive income (loss):
Net income (loss)	$1,022	$(186)	$1,741	$(92)
Foreign currency translation adjustments	369	193	584	(1,844)
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(56)	(53)	(80)	(53)
Amounts reclassified from accumulated other comprehensive loss to net income	34	7	69	7
Unrealized losses on pension benefit obligation, net of tax	(484)	-	(484)	-
Total comprehensive income (loss)	$885	$(39)	$1,830	$(1,982)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,741	$(92)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	919	1,237
Depreciation	608	662
Earn-out related to discontinued operations	-	(339)
(Gain) loss on sales of fixed assets	(4)	1
Non-cash restructuring credit	(118)	(44)
Amortization of catalog costs	24	56
(Recovery) provision for allowance for doubtful accounts	(30)	42
Amortization of intangible assets	1,221	1,355
Amortization of deferred financing costs	30	15
Deferred income taxes	119	(1,301)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(294)	265
Increase in inventories	(1,312)	(932)
Increase in other receivables and other assets	(864)	(773)
Increase in trade accounts payable	349	287
(Decrease) increase in accrued income taxes	(7)	396
Increase in accrued expenses	51	281
(Decrease) increase in deferred revenue	(36)	267
Increase (decrease) in other liabilities	89	(3)
Net cash provided by operating activities	2,486	1,380

Cash flows used in investing activities:
Additions to property, plant and equipment	(744)	(585)
Additions to catalog costs	-	(57)
Proceeds from sales of property, plant and equipment	78	3
Net cash used in investing activities	(666)	(639)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	-	12,049
Repayments of debt	(2,500)	(750)
Net proceeds from issuance of common stock	1,001	1,999
Net cash (used in) provided by financing activities	(1,499)	13,298

Effect of exchange rate changes on cash	342	(622)
Increase in cash and cash equivalents	663	13,417
Cash and cash equivalents at the beginning of period	25,771	20,681
Cash and cash equivalents at the end of period	$26,434	$34,098

Supplemental disclosures of cash flow information:
Cash paid for interest	$458	$272
Cash paid for income taxes, net of refunds	$688	$1,006

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience” or the “Company”) as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 14, 2014.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2014, results of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013, as applicable, have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 14, 2014.

2.	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of the Company’s 2017 fiscal year. The Company is assessing the new standard and has not yet determined the impact to the consolidated financial statements.

3.	Accumulated Other Comprehensive (Loss) Income

Changes in each component of accumulated other comprehensive (loss) income, net of tax are as follows:

(in thousands)	Foreign currency translation adjustments	Derivatives qualifying as hedges	Defined benefit pension plans	Total

Balance at December 31, 2013	$1,283	$(49)	$(3,878)	$(2,644)

Other comprehensive income (loss) before reclassifications	584	(80)	(484)	20
Amounts reclassified from AOCI	-	69	-	69

Net other comprehensive income	584	(11)	(484)	89

Balance at June 30, 2014	$1,867	$(60)	$(4,362)	$(2,555)

4.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	June 30, 2014		December 31, 2013		Weighted Average Life	(a)
	(in thousands)
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangible assets:
Existing technology	$13,581	$(11,480)	$13,464	$(11,091)	3.9	Years
Trade names	6,141	(2,374)	6,178	(2,185)	10.5	Years
Distribution agreement/customer relationships	21,713	(10,155)	21,827	(9,447)	10.2	Years
Patents	280	(27)	271	(8)	4.7	Years
Total amortizable intangible assets	41,715	$(24,036)	41,740	$(22,731)

Indefinite-lived intangible assets:
Goodwill	36,839		36,605
Other indefinite-lived intangible assets	1,287		1,289
Total goodwill and other indefinite-lived intangible assets	38,126		37,894

Total intangible assets	$79,841		$79,634

(a) Weighted average life as of June 30, 2014.

The change in the carrying amount of goodwill for the six months ended June 30, 2014 is as follows:

(in thousands)
Balance at December 31, 2013	$36,605
Effect of change in foreign currencies	234
Balance at June 30, 2014	$36,839

Intangible asset amortization expense was $0.6 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively. Intangible asset amortization expense was $1.2 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.5 million for the year ending December 31, 2014, $2.2 million for the year ending December 31, 2015, $2.1 million for the year ending December 31, 2016, $1.8 million for the year ending December 31, 2017 and $1.7 million for the year ending December 31, 2018.

5.	Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Finished goods	$8,396	$7,039
Work in process	663	752
Raw materials	8,152	7,986
Total	$17,211	$15,777

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Land, buildings and leasehold improvements	$2,446	$3,082
Machinery and equipment	9,994	9,471
Computer equipment and software	5,298	4,927
Furniture and fixtures	1,336	1,281
Automobiles	59	59
	19,133	18,820
Less: accumulated depreciation	(15,005)	(14,445)
Property, plant and equipment, net	$4,128	$4,375

7.	Restructuring and Other Exit Costs

2013 Restructuring Plan

During the fourth quarter of 2013, the management of Harvard Bioscience initiated a plan to realign global operations to improve organizational efficiencies and reduce operating expenses throughout the Company. The plan included an approximately 13% reduction in the workforce, as well as the elimination of the position of Chief Operating Officer. During 2013, the Company recorded restructuring charges of approximately $2.1 million representing severance payments. Additional charges related to this plan are expected to be incurred through the third quarter of 2014, and include, but are not limited to, contract termination costs, as well as moving and employee relocation costs. For the three and six months ended June 30, 2014, the Company recorded net restructuring charges of approximately $0.1 million and $0.3 million, respectively, representing severance and other payments.  Payments related to this plan are expected to be made through the end of 2014. Activity and liability balances related to these charges were as follows:

	Severance and Related Costs	Other	Total
	(in thousands)
Restructuring charges - 2013	$2,100	$-	$2,100
Cash payments	(666)	-	(666)
Restructuring balance at December 31, 2013	1,434	-	1,434
Restructuring charges	195	175	370
Non-cash reversal of restructuring charges	(115)	-	(115)
Cash payments	(1,184)	(159)	(1,343)
Restructuring balance at June 30, 2014	$330	$16	$346

As part of the 2013 Restructuring Plan, the Company decided to close one of its facilities in the United Kingdom. As of June 30, 2014, the facility met the criteria to be classified as an asset held-for-sale under Accounting Standards Codification (ASC 360), Property, Plant, and Equipment. The facility has been included as a current asset, at its net book value at the time it was classified as held-for-sale, in the consolidated balance sheet as it is anticipated the facility will be sold within one year of the balance sheet date.

2012 Restructuring Plan

During 2012, the management of Harvard Bioscience initiated a plan to reduce operating expenses at one of its foreign subsidiaries. The Company recorded restructuring charges of approximately $0.3 million representing severance payments. No further charges are expected to be incurred on this matter. As of June 30, 2014, the Company had no remaining liability related to this plan on its balance sheet. Activity and liability balances related to these charges were as follows:

	Severance and Related Costs	Other	Total
	(in thousands)
Restructuring charges	$312	$11	$323
Cash payments	(179)	-	(179)
Restructuring balance at December 31, 2012	133	11	144
Cash payments	(84)	(11)	(95)
Non-cash reversal of restructuring charges	(46)	-	(46)
Restructuring balance at December 31, 2013	3	-	3
Non-cash reversal of restructuring charges	(3)	-	(3)
Restructuring balance at June 30, 2014	$-	$-	$-

Aggregate net restructuring charges relating to the 2013 Restructuring Plan and the 2012 Restructuring Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Restructuring charges (credits)	$115	$(24)	$252	$(45)

8.	Discontinued Operations

UBI

In September 2008, the Company completed the sale of assets of its Union Biometrica Division (“UBI”) including its German subsidiary, Union Biometrica GmbH, to UBIO Acquisition Company. During 2013, the Company received earn-out payments, including interest, from UBIO Acquisition Company, of $1.8 million related to the 2008 acquisition. The Company received its final payment under the earn-out obligation from UBIO Acquisition Company in October 2013.

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

The following table sets forth the impact of discontinued operations on the Company’s consolidated statements of income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Gain on disposal of discontinued operations, UBI	$-	$139	$-	$339
(Loss) from discontinued operations, HART	-	(1,518)	-	(3,001)
Income tax (benefit)	-	(1,097)	-	(1,545)
(Loss) from discontinued operations, net of tax	$-	$(282)	$-	$(1,117)

9.	Related Party Transactions

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

The Company recorded revenues of approximately $31,000 and $109,000 for the three and six months ended June 30, 2014, respectively, as a result of the exclusive distribution rights pursuant to the Product Distribution Agreement.  The Company’s operating expenses were reduced by $41,000 and $101,000 for the three and six months ended June 30, 2014, respectively, as a result of the fees the Company charged to HART for services provided pursuant to the Transition Services Agreement.  In addition, the Company’s rent expense was reduced by $41,000 and $81,000 for the three and six months ended June 30, 2014, respectively, as a result of sublease rent charged to HART pursuant to a sublease between the two companies.

David Green, who is currently a Director of the Company and was also formerly the Company’s President and interim CEO, is currently the Chairman and CEO of HART.

10.	Warranties

Warranties are estimated and accrued at the time revenues are recorded.  A rollforward of product warranties is as follows:

	Beginning Balance	Payments	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2013	$222	(179)	262	$305
Six Months Ended June 30, 2014	$305	(51)	24	$278

11.	Employee Benefit Plans

Certain of the Company’s subsidiaries in the United Kingdom, or UK, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees.  As of June 30, 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Components of net periodic benefit cost:
Service cost	$(8)	$77	$-	$151
Interest cost	227	190	448	374
Expected return on plan assets	(167)	(125)	(330)	(246)
Net amortization loss	46	59	91	116
Net periodic benefit cost	$98	$201	$209	$395

For the three and six months ended June 30, 2014, the Company contributed $0.2 million and $0.4 million, respectively, to its defined benefit pension plans.  For the three and six months ended June 30, 2013, the Company contributed $0.2 million and $0.5 million, respectively, to its defined benefit pension plans.  The Company expects to contribute approximately $0.4 million to its defined benefit pension plans during the remainder of 2014.

During the three months ended June 30, 2014 the Company wrote down its Level 3 investment in a longevity fund by an additional $0.6 million, which reduced its value to $0. The impact on accumulated other comprehensive loss was $0.5 million, net of tax. The longevity fund invests in a portfolio of physical life insurance settlements that had been historically valued using the net asset values provided by the fund. Since June 2011, the fund has been closed to all activity. The write down during three months ended June 30, 2014 was due, in part, to communication from the longevity fund regarding its continued illiquidity and inactivity.

As of June 30, 2014 and December 31, 2013, the Company had an underfunded pension liability of approximately $5.6 million and $4.9 million, respectively, included in the other liabilities – non-current line item in the consolidated balance sheets.

12.	Leases

Rent expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively.  Rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively.

During the three months ended June 30, 2014, the Company entered into Amendment No. 3 (the “Third Amendment”) amending the terms of the lease on the Company’s corporate headquarters in Holliston, MA.  The Third Amendment extended the term of the lease through August 31, 2024, while also expanding the Company’s rentable square feet in the building by approximately 22,000 square feet to a total of approximately 83,000 square feet.  The commencement date of the Third Amendment is approximately September 1, 2014.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2014, are as follows:

Operating Leases
(in thousands)
2015	$1,824
2016	1,305
2017	1,322
2018	1,304
2019	1,182
Thereafter	4,973
Net minimum lease payments	$11,910

13.	Capital Stock

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of June 30, 2014, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the “ESPP”)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. Under this plan, 750,000 shares of common stock are authorized for issuance of which 558,456 shares were issued as of June 30, 2014. During the three months ended June 30, 2014, the Company issued 31,116 shares of the Company’s common stock under the ESPP. During the three months ended June 30, 2013, the Company issued 27,305 shares of the Company’s common stock under the ESPP.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of ASC 718, Compensation – Stock Compensation, which requires that compensation expense is recognized for all stock-based payment awards made to employees and directors including stock options, restricted stock units and employee stock purchases related to the ESPP.

Stock option and restricted stock unit activity under the Company’s Third Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the “2000 Plan”) for the six months ended June 30, 2014 was as follows:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Average Weighted Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value

Balance at December 31, 2013	6,690,845	$3.42	463,973	$4.32
Granted	974,500	4.13	116,400	4.12
Exercised	(395,060)	3.13	-	-
Vested (RSUs)	-	-	(233,098)	-
Cancelled / forfeited	(759,652)	4.78	(40,878)	4.36
Balance at June 30, 2014	6,510,633	$3.38	306,397	$4.30

The weighted average fair value of the options granted under the 2000 Plan during the three months ended June 30, 2014 and 2013 was $2.20 and $2.64, respectively, using the Black Scholes option-pricing model.  The weighted average fair value of the options granted under the 2000 Plan during the six months ended June 30, 2014 and 2013 was $2.19 and $2.64, respectively.  The following assumptions were used to estimate the fair value of stock options granted during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Volatility	57.16%	57.20%	56.83%	57.20%
Risk-free interest rate	1.80%	1.18%	1.78%	1.18%
Expected holding period (in years)	5.79	5.64	5.75	5.64
Dividend Yield	-%	-%	-%	-%

The Company used historical volatility to calculate the expected volatility as of June 30, 2014. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options. The expected holding period of stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years.

Stock-based compensation expense related to stock options, restricted stock units and the ESPP for the three and six months ended June 30, 2014 and 2013 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Cost of product revenues	$30	$40	$58	$52
Sales and marketing	74	42	144	83
General and administrative	356	477	697	1,053
Research and development	12	10	20	17
Discontinued operations	-	19	-	32
Total stock-based compensation	$472	$588	$919	$1,237

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Basic	32,045,314	30,102,691	31,946,654	29,941,294
Effect of assumed conversion of employee and director stock options and restricted stock units	900,618	1,592,547	988,801	1,738,970
Diluted	32,945,932	31,695,238	32,935,455	31,680,264

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,477,884 and 2,724,220 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, as the impact of these shares would be anti-dilutive.  Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,578,743 and 2,464,906 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, as the impact of these shares would be anti-dilutive.

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

As of June 30, 2014 and December 31, 2013, the Company had borrowings of $22.3 million and $24.8 million, respectively, outstanding under its Credit Agreement. As of June 30, 2014, the Company was in compliance with all financial covenants contained in the Credit Agreement, was subject to a working capital borrowing restriction and had available borrowing capacity under its Credit Agreement of $21.6 million.

As of June 30, 2014, the weighted effective interest rates on the Company’s Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.54% and 3.15%, respectively.

As of June 30, 2014 and December 31, 2013, the Company’s borrowings were comprised of:

	June 30, 2014	December 31, 2013
	(in thousands)
Long-term debt:
Term loan	$11,250	$12,750
DDTL	8,500	9,500
Revolving line	2,500	2,500
Total debt	22,250	24,750
Less: current installments	(5,000)	(5,000)
Long-term debt	$17,250	$19,750

15.	Derivatives

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

The Company uses variable-rate London Interbank Offered Rate (LIBOR) debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows.  Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged.  In accordance with its Credit Agreement, the Company was required to fix the rate of interest on at least 50% of its Term Loan and the DDTL through the purchase of interest rate swaps. On June 5, 2013, the Company entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. On November 29, 2013, the Company entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the DDTL. The Term Loan swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.96% plus a bank margin of 3.0%. The DDTL swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.93% plus a bank margin of 3.0%.The interest rate swaps were designated as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of June 30, 2014 and December 31, 2013.

		June 30, 2014 Notional Amount	June 30, 2014 Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swap	Other liabilities-non current	$15,500	$(60)

		December 31, 2013 Notional Amount	December 31, 2013 Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swap	Other liabilities-non current	$17,500	$(49)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive income for the three and six months ended June 30, 2014 and 2013:

Derivatives in Hedging Relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest rate swap	$(56)	$(53)	$(80)	$(53)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

Details about AOCI Components	Amount of gain or (loss) reclassified from AOCI into income (effective portion)				Location of gain or (loss) reclassified from
	Three months ended June 30,		Six months ended June 30,		AOCI into income (effective portion)
	2014	2013	2014	2013
	(in thousands)
Interest rate swap	$(34)	$(7)	$(69)	$(7)	Interest expense

As of June 30, 2014, $0.1 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2014 or 2013.

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
Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$60	$-	$60

	Fair Value as of December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$49	$-	$49

The Company uses the market approach technique to value its financial liabilities.  The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Income Tax

The effective income tax rate for continuing operations was 19.5% and 77.0% for the three months ended June 30, 2014 and 2013, respectively.  The difference between the effective tax rate quarter over quarter was primarily attributable to higher research and development tax credits in 2013 versus 2014 due, in part, to the expiration of the U.S. research credit at the end of 2013, offset by discrete expense items related to certain non-deductible costs in 2013.

The effective income tax rate for continuing operations was 23.9% and 37.7% for the six months ended June 30, 2014 and 2013, respectively.  The difference between the effective tax rate year over year was primarily attributable to higher research and development tax credits in 2013 versus 2014 due, in part, to the expiration of the U.S. research credit at the end of 2013, offset by discrete expense items related to certain non-deductible costs in 2013.

18.	Subsequent Events

On July 30, 2014, the Company entered into amendments to its Employment Agreements with Jeffrey A. Duchemin, its Chief Executive Officer, and Robert E. Gagnon, its Chief Financial Officer (the “Amendments”).  The Amendments extended the term of each Employment Agreement through August 26, 2016 and increased the renewal periods from one to two years under each agreement.

As part of Mr. Duchemin’s Amendment, the vesting terms of his option grants were modified such that upon termination of his Employment Agreement by the Company without cause or by Mr. Duchemin with good reason, all options that would vest within twelve months, and twenty four months with respect to his inducement grant, following the termination date will accelerate and become fully vested. This modification of the vesting terms has no financial impact on the Company’s reported financial position or operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include sustained uncertainty concerning government spending; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; economic, political and other risks associated with international revenues and operations; the seasonal nature of purchasing in Europe; currency exchange rate fluctuations; failure of any banking institution in which we deposit our funds or its failure to provide services; our substantial debt and our ability to meet the financial covenants contained in our credit facility; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of our spin-off of Harvard Apparatus Regenerative Technology, Inc., or HART, to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes; the failure of HART to indemnify us for any liabilities associated with HART’s business; unanticipated costs relating to acquisitions, unanticipated costs arising in connection with our consolidation of business functions and any restructuring initiatives; our failure to expand in Asia and other emerging markets; our inability to manage our growth;  competition from our competitors; our failure to expand our product offerings, introduce new products or commercialize new technologies; technological changes resulting in our products becoming obsolete;  our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs;  our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Following the spin-off of HART, our former RMD segment, we have one reportable segment. As such, segment results and consolidated results are the same.  The costs we incurred to separate and spin-off HART are included in our continuing operations and have been classified and reported as HART transaction costs, within operating expenses, on our consolidated statements of income.

After the HART spin-off, our business has been aligned to focus on the growth of our LSRT business.  Our goal is to be a world leading life science company that excels in meeting the needs of our customers by providing a wide breadth of innovative products and solutions. Our business strategy is to have a broad range of highly specialized products that have strong positions in targeted market segments within the life science industry. We believe that:

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

During the fourth quarter of 2013 we restructured our global operations to increase efficiency and better position us for growth. The restructuring is expected to result in overall net annual savings of approximately $2.0 million on a pre-tax basis beginning in 2014. With a reduction of approximately $3.0 million in personnel related costs and expenditures, approximately $1.0 million is being reinvested in the Company primarily in expanding in China and other emerging markets, hiring for key functional roles and reinvigorating product development.

Subsequent Events

On July 30, 2014, we entered into amendments to our Employment Agreements with Jeffrey A. Duchemin, our Chief Executive Officer, and Robert E. Gagnon, our Chief Financial Officer (the “Amendments”).  The Amendments extended the term of each Employment Agreement through August 26, 2016 and increased the renewal periods from one to two years under each agreement.

As part of Mr. Duchemin’s Amendment, the vesting terms of his option grants were modified such that upon termination of his Employment Agreement by the Company without cause or by Mr. Duchemin with good reason, all options that would vest within twelve months, and twenty four months with respect to his inducement grant, following the termination date will accelerate and become fully vested. This modification of the vesting terms has no financial impact on our reported financial position or operations.

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our websites. Our websites and catalogs serve as the primary sales tools for our Physiology and Fluidics related product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France and Spain. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 60% of our revenues for the three months ended June 30, 2014 and 2013.  For the six months ended June 30, 2014 and 2013, revenues from direct sales to end users represented approximately 59% and 58% of our revenues, respectively.

Products in our Molecular and Cell analysis product lines are generally sold by distributors, and are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended June 30, 2014 and 2013, approximately 40% of our revenues were derived from sales to distributors.  For the six months ended June 30, 2014 and 2013, approximately 41% and 42% of our revenues, respectively, were derived from sales to distributors.

For the three and six months ended June 30, 2014, approximately 63% and 64% of our revenues, respectively, were derived from products we manufacture, approximately 11%, for both periods, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 26% and 25%, respectively, were derived from distributed products sold under our brand names. For the three and six months ended June 30, 2013, approximately 64% and 65% of our revenues, respectively, were derived from products we manufacture, approximately 10% and 9%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 26%, for both periods, were derived from distributed products sold under our brand names.

For the three months ended June 30, 2014 and 2013, approximately 39% and 38% of our revenues, respectively, were derived from sales made by our non-U.S. operations.  For the six months ended June 30, 2014 and 2013, approximately 41% and 39% of our revenues, respectively, were derived from sales made by our non-U.S. operations.

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $0.5 million and $0.6 million, respectively. Stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $0.9 million and $1.2 million, respectively. Stock-based compensation expense related to stock options, restricted stock units, and the ESPP and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Bookings and Backlog.     We monitor bookings and backlog as these are indicators of future revenues and business activity levels. Bookings were $27.4 million and $25.8 million for the three months ended June 30, 2014 and 2013, respectively. Excluding the effects of currency translation, our bookings increased $0.8 million, or 3.1% from the previous year.

Bookings were $53.7 million and $51.4 million for the six months ended June 30, 2014 and 2013, respectively. Excluding the effects of currency translation, our bookings increased $1.1 million, or 2.0% from the previous year.

Our order backlog was approximately $6.0 million and $3.7 million as of June 30, 2014 and 2013, respectively. Excluding the effects of currency translation, our backlog increased $2.0 million, or 54.3% from the previous year. The increase in backlog was primarily the result of the timing of customer orders and shipments. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period.

Selected Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	Dollar Change	% Change
	(dollars in thousands)
Revenues	$26,958	$26,094	$864	3.3%
Cost of product revenues	14,680	14,005	675	4.8%
Gross margin percentage	45.5%	46.3%	N/A	-1.7%
Sales and marketing expenses	4,557	4,393	164	3.7%
General and administrative expenses	3,997	4,359	(362)	-8.3%
Research and development expenses	1,284	922	362	39.3%
Restructuring charges (credits)	115	(24)	139	-579.2%
HART transaction costs	-	1,016	(1,016)	-100.0%

Revenues.

Revenues increased $0.9 million, or 3.3%, to $27.0 million for the three months ended June 30, 2014 compared to $26.1 million for the same period in 2013.  Currency translation had a positive 2.6% effect on revenues for the three months ended June 30, 2014 compared to the same period in 2013 and was due primarily to the U.S. dollar’s weakening in relation to the British pound sterling and the Euro. Excluding the effects of currency translation, our revenues increased 0.7% from the previous year.

Cost of product revenues.

Cost of product revenues increased $0.7 million, or 4.8%, to $14.7 million for the three months ended June 30, 2014 compared with $14.0 million for the three months ended June 30, 2013.  Gross profit margin as a percentage of revenues decreased to 45.5% for the three months ended June 30, 2014 compared with 46.3% for the same period in 2013. The decline in gross profit margin was due primarily to unexpected third party and internal-related costs incurred during three months ended June 30, 2014 to analyze, test and remediate several product requirements, including rebuilding associated technical files.

Sales and marketing expenses.

Sales and marketing expenses increased $0.2 million, or 3.7%, to $4.6 million for the three months ended June 30, 2014 compared with $4.4 million for the three months ended June 30, 2013. The increase was primarily due to higher payroll related costs, including higher commissions and unfavorable currency translation.

General and administrative expenses.

General and administrative expenses were $4.0 million for the three months ended June 30, 2014, a decrease of $0.4 million, or 8.3%, compared with the three months ended June 30, 2013. The decrease was primarily due to lower stock compensation expenses, partially offset by unpaid incentive bonus costs and unfavorable currency translation.

Research and development expenses.

Research and development expenses were $1.3 million for the three months ended June 30, 2014, an increase of $0.4 million, or 39.3%, compared with the three months ended June 30, 2013. The increase was primarily due to higher payroll related costs, higher patent related costs and unfavorable currency translation.

Amortization of intangible assets.

Amortization of intangible asset expenses was $0.6 million for the three months ended June 30, 2014 compared with $0.7 million for the three months ended June 30, 2013 and includes amortization expense of intangible assets related to our acquisitions.

Restructuring.

Restructuring charges were $0.1 million for three months ended June 30, 2014 compared with a net credit of $24,000 for the three months ended June 30, 2013. The increase was due to additional charges recorded during the three months ended June 30, 2014 related to the company-wide restructuring plan we implemented during the year ended December 31, 2013. The 2013 Restructuring Plan realigned global operations and included a reduction of our workforce of approximately 13%, as well as the elimination of the position of Chief Operating Officer.

HART transaction costs.

HART transaction costs, which consist of corporate transaction costs related to the separation and spin-off of HART, were $0 for the three months ended June 30, 2014 compared with $1.0 million for the three months ended June 30, 2013.

Other expense, net.

Other expense, net, was $0.5 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Interest expense was flat at $0.2 million for the three months ended June 30, 2014 and 2013. The increase in other expense, net was primarily due to $0.2 million in business development related costs incurred during the three months ended June 30, 2014 compared to $5,000 for the three months ended June 30, 2013.

Income taxes.

Income tax expense from continuing operations was approximately $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. The effective income tax rate from continuing operations was 19.5% for the three months ended June 30, 2014, compared with 77.0% for the same period in 2013. The difference between our effective tax rate quarter over quarter was primarily attributable to higher research and development tax credits in 2013 versus 2014 due, in part, to the expiration of the U.S. research credit at the end of 2013, offset by discrete expense items related to certain non-deductible costs in 2013.

Discontinued Operations.

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, to UBIO Acquisition Company. During 2013, the Company received earn-out payments, including interest, from UBIO Acquisition Company, of $1.8 million related to the 2008 acquisition. The Company received its final payment under the earn-out obligation from UBIO Acquisition Company in October 2013.  Included in the loss from discontinued operations, net of taxes, is a gain on disposal related to the Union Biometrica earn-out of $0.1 million for the three months ended June 30, 2013.

On November 1, 2013, the spin-off of HART and our RMD business was completed. Through the spin-off date the historical operations of RMD were reported as continuing operations in our consolidated statements of income. Following the spin-off, the historical operations of RMD were restated and presented as discontinued operations in our consolidated statements of income. Discontinued operations include the results of the RMD business except for certain corporate overhead costs and other allocations, which remain in continuing operations.  The costs we incurred to separate and spin-off the RMD business are included in our continuing operations and have been classified and reported as transaction costs, within operating expenses, on our consolidated statements of income. Loss from discontinued operations, net of taxes, related to RMD was $0.4 million for the three months ended June 30, 2013.

Selected Results of Operations

Six months ended June 30, 2014 compared to six months ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	Dollar Change	% Change
	(dollars in thousands)
Revenues	$52,851	$52,181	$670	1.3%
Cost of product revenues	28,812	27,831	981	3.5%
Gross margin percentage	45.5%	46.7%	N/A	-2.5%
Sales and marketing expenses	8,989	8,932	57	0.6%
General and administrative expenses	8,248	8,581	(333)	-3.9%
Research and development expenses	2,257	1,935	322	16.6%
Restructuring charges (credits)	252	(45)	297	-660.0%
HART transaction costs	-	1,520	(1,520)	-100.0%

Revenues.

Revenues increased $0.7 million, or 1.3%, to $52.9 million for the six months ended June 30, 2014 compared to $52.2 million for the same period in 2013.  Currency translation had a positive 2.3% effect on revenues for the six months ended June 30, 2014 compared to the same period in 2013. Excluding the effects of currency translation, our revenues decreased 1.0% from the previous year.

Cost of product revenues.

Cost of product revenues increased $1.0 million, or 3.5%, to $28.8 million for the six months ended June 30, 2014 compared with $27.8 million for the six months ended June 30, 2013.  Gross profit margin as a percentage of revenues decreased to 45.5% for the six months ended June 30, 2014 compared with 46.7% for the same period in 2013. The decline in gross profit margin was due primarily to unexpected third party and internal-related costs incurred during six months ended June 30, 2014 to analyze, test and remediate several product requirements, including rebuilding associated technical files.

Sales and marketing expenses.

Sales and marketing expenses increased $0.1 million, or 0.6%, to $9.0 million for the six months ended June 30, 2014 compared with $8.9 million for the six months ended June 30, 2013. The increase was primarily due to unfavorable currency translation, partially offset by lower payroll related costs.

General and administrative expenses.

General and administrative expenses were $8.2 million for the six months ended June 30, 2014, a decrease of approximately $0.4 million, or 3.9%, compared with the six months ended June 30, 2013. The decrease was primarily due to lower stock compensation expenses, partially offset by unpaid incentive bonus costs and unfavorable currency translation.

Research and development expenses.

Research and development expenses were $2.3 million for the six months ended June 30, 2014, an increase of approximately $0.4 million, or 16.6%, compared with the six months ended June 30, 2013. The increase was primarily due to higher payroll related costs, higher patent related costs and unfavorable currency translation.

Amortization of intangible assets.

Amortization of intangible asset expenses was $1.2 million for the six months ended June 30, 2014 compared with $1.4 million for the six months ended June 30, 2013 and includes amortization expense of intangible assets related to our acquisitions.

Restructuring.

Restructuring charges were $0.3 million for six months ended June 30, 2014 compared with a net credit of $45,000 for the six months ended June 30, 2013. The increase was primarily due to additional charges recorded during the six months ended June 30, 2014 related to the company-wide restructuring plan we implemented during the year ended December 31, 2013. The 2013 Restructuring Plan realigned global operations and included a reduction of our workforce of approximately 13%, as well as the elimination of the position of Chief Operating Officer.

HART transaction costs.

HART transaction costs, which consist of corporate transaction costs related to the separation and spin-off of HART, were $0 for the six months ended June 30, 2014 compared with $1.5 million for the six months ended June 30, 2013.

Other expense, net.

Other expense, net, was $0.8 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense was $0.5 million for the six months ended June 30, 2014, compared to interest expense of $0.4 million for the six months ended June 30, 2013. The increase in interest expense was primarily due to both higher average debt balances and interest rates during the six months ended June 30, 2014 compared to the prior year. In addition to interest expense, the increase in other expense, net was due to $0.2 million in business development related costs incurred during the six months ended June 30, 2014 compared to $19,000 for the six months ended June 30, 2013.

Income taxes.

Income tax expense from continuing operations was approximately $0.5 million and $0.6 for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rate from continuing operations was 23.9% for the six months ended June 30, 2014, compared with 37.7% for the same period in 2013. The difference between our effective tax rate year over year was primarily attributable to higher research and development tax credits in 2013 versus 2014 due, in part, to the expiration of the U.S. research credit at the end of 2013, offset by discrete expense items related to certain non-deductible costs in 2013.

Discontinued Operations.

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, to UBIO Acquisition Company. During 2013, the Company received earn-out payments, including interest, from UBIO Acquisition Company, of $1.8 million related to the 2008 acquisition. The Company received its final payment under the earn-out obligation from UBIO Acquisition Company in October 2013.  Included in the loss from discontinued operations, net of taxes, is a gain on disposal related to the Union Biometrica earn-out of $0.3 million for the six months ended June 30, 2013.

On November 1, 2013, the spin-off of HART and our RMD business was completed. Through the spin-off date the historical operations of RMD were reported as continuing operations in our consolidated statements of income. Following the spin-off, the historical operations of RMD were restated and presented as discontinued operations in our consolidated statements of income. Discontinued operations include the results of the RMD business except for certain corporate overhead costs and other allocations, which remain in continuing operations.  The costs we incurred to separate and spin-off the RMD business are included in our continuing operations and have been classified and reported as transaction costs, within operating expenses, on our consolidated statements of income. Loss from discontinued operations, net of taxes, related to RMD was $1.4 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and bank borrowings. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.

As of June 30, 2014 we held cash and cash equivalents of $26.4 million, compared with $25.8 million at December 31, 2013. As of June 30, 2014 and December 31, 2013, we had $22.3 million and $24.8 million, respectively, of borrowings outstanding under our credit facility. Total cash and cash equivalents, net of debt was $4.2 million and $1.0 million at June 30, 2014 and December 31, 2013, respectively. In addition, we had an underfunded pension liability of approximately $5.6 million and $4.9 million at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, cash and cash equivalents held by our foreign subsidiaries was $24.6 million and $23.6 million, respectively.  These funds are not available for domestic operations unless the funds are repatriated.  If we planned to or did repatriate these funds, then U.S. federal and state income taxes would have to be recorded on such amounts.  We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments, pension obligations and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

Condensed Cash Flow Statements
(in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operations:
Net income	$1,741	$(92)
Changes in assets and liabilities	(2,024)	(212)
Other adjustments to operating cash flows	2,769	1,684
Net cash provided by operating activities	2,486	1,380

Investing activities:
Additions to property, plant and equipment	(744)	(585)
Other investing activities	78	(54)
Net cash used in investing activities	(666)	(639)

Financing activities:
Net (repayments of) proceeds from issuance of debt	(2,500)	11,299
Other financing activities	1,001	1,999
Net cash (used in) provided by financing activities	(1,499)	13,298

Effect of exchange rate changes on cash	342	(622)

Increase in cash and cash equivalents	$663	$13,417

Our operating activities generated cash of $2.5 million for the six months ended June 30, 2014 compared to $1.4 million for the six months ended June 30, 2013. The increase in cash flows from operations was primarily due to higher net income for the six months ended June 30, 2014 compared to the same period in 2013.

Our investing activities used cash of $0.7 million during the six months ended June 30, 2014, compared to $0.6 million during the six months ended June 30, 2013. Investing activities during the six months ended June 30, 2014 included purchases of property, plant and equipment and proceeds from the sale of property, plant and equipment.  Investing activities during the six months ended June 30, 2013 included purchases of property, plant and equipment, proceeds from the sale of property, plant and equipment and incurred catalog costs.  We spent $0.7 million and $0.6 million on capital expenditures during the six months ended June 30, 2014 and 2013, respectively.  We currently expect to make approximately $0.9 million of capital expenditures during the remainder of 2014.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs, the issuance of common stock and, unique to 2013, the transfer of cash as part of the separation and spin-off of HART. During the six months ended June 30, 2014, financing activities used cash of $1.5 million, compared with $13.3 million of cash provided by financing activities for the six months ended June 30, 2013.  During the six months ended June 30, 2014, we repaid $2.5 million of debt under our credit facility and term loans, and ended the quarter with $22.3 million of borrowings. Net proceeds from the issuance of common stock for the six months ended June 30, 2014 was $1.0 million, which related to the exercise of stock options. During the six months ended June 30, 2013, we borrowed $12.0 million under our credit facility, repaid $0.8 million of debt under our credit facility and ended the quarter with $24.3 million of borrowings. Net proceeds from the issuance of common stock for the six months ended June 30, 2013 was $2.0 million, which related to the exercise of stock options.

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

At June 30, 2014, the weighted effective interest rates on the Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.54% and 3.15%, respectively. The Credit Agreement includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of June 30, 2014, we were in compliance with all financial covenants contained in the Credit Agreement; we were subject to a working capital borrowing restriction, and had available borrowing capacity under the Credit Agreement of $21.6 million.  The practical borrowing capacity, however, is less due to our cash generation from operating activities within the U.S.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for the next 12 months and beyond. This may involve incurring additional debt or raising equity capital for our business. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot assure you that we will be successful in raising additional capital on favorable terms or at all.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 14, 2014.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the British pound sterling, the Euro and the Swedish krona.

Changes in foreign currency exchange rates resulted in increases in revenues of $1.2 million and expenses of $1.0 million during the six months ended June 30, 2014.  Changes in foreign currency exchange rates resulted in decreases in revenues of $0.1 million and expenses of $0.1 million during the six months ended June 30, 2013.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income, was approximately $0.4 million and $0.6 million during the three and six months ended June 30, 2014, respectively, compared to a gain of $0.2 million and a loss of $1.8 million during the three and six months ended June 30, 2013, respectively.  In addition, currency exchange rate fluctuations included as a component of net income resulted in approximately $67,000 and $148,000 in foreign currency losses during the three and six months ended June 30, 2014, respectively, compared to $25,000 in foreign currency losses and $9,000 in foreign currency gains during the three and six months ended June 30, 2013, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of our 2017 fiscal year. We are assessing the new standard and have not yet determined the impact to our consolidated financial statements.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2014, we had $22.3 million outstanding under our Credit Agreement.  The purpose of the Credit Agreement was to convert our existing outstanding revolving advances into a Term Loan in the principal amount of $15.0 million, provide a Revolving Line facility in the maximum principal amount of $25.0 million, and provide a DDTL of up to $10.0 million, reduced from $15.0 million as discussed below, to fund capital contributions to our subsidiary, HART. The Revolving Line has a maturity date of March 29, 2016, while the Term Loan and DDTL have a maturity date of March 29, 2018.  On October 31, 2013, we amended the Credit Agreement to reduce the DDTL from up to $15.0 million to up to $10.0 million and allow for an additional $5.0 million to be available for drawing as advances under the Revolving Line.

Borrowings under the Term Loan and the DDTL shall bear interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. The Revolving Line shall bear interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%.  We were required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of an interest rate swap. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments are due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings. Effective June 5, 2013, we entered into an interest rate swap contract with a notional amount of $15 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed LIBOR associated with the Term Loan at 0.96% plus a bank margin of 3.0%. Effective November 29, 2013, we entered into a second interest rate swap contract with a notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in LIBOR associated with a portion of our DDTL. The swap contract converted specific variable-rate debt into fixed rate debt and fixed LIBOR associated with half of the DDTL amount at 0.93% plus a bank margin of 3.0%. These swap contracts were associated with reducing or eliminating interest rate risk and were designated as cash flow hedge instruments in accordance with ASC 815.  We use interest-rate-related derivative instruments to manage our exposure related to changes in interest rates on our variable-rate debt instruments. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not speculate using derivative instruments.

As of June 30, 2014, the weighted effective interest rates on the Company’s Term Loan , DDTL and Revolving Line borrowings were 3.96%, 3.54% and 3.15%, respectively. Assuming no other changes which would affect the margin of the interest rate under our Term Loan, DDTL and Revolving Line, the effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of June 30, 2014 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of June 30, 2014	Interest expense increase
(in thousands)
Interest rates increase by 1%	$68
Interest rates increase by 2%	$135

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

To our knowledge, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there has been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 14, 2014, as amended by the risk factors described in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2014, which was filed with the SEC on May 8, 2014.

Item 6.	Exhibits

Exhibit Index

10.1+	Amendment No. 3 and Confirmation of Lease by and between Seven October Hill LLC and Harvard Bioscience, Inc., dated as of May 30, 2014.

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.
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

Date: August 7, 2014

HARVARD BIOSCIENCE, INC.

By:	/S/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

By:	/S/ ROBERT E. GAGNON
Robert E. Gagnon
Chief Financial Officer

INDEX TO EXHIBITS

10.1+	Amendment No. 3 and Confirmation of Lease by and between Seven October Hill LLC and Harvard Bioscience, Inc., dated as of May 30, 2014.

31.1+	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.
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