Form 10-Q
period 2014-09-30
HARVARD BIOSCIENCE INC
filed 2014-11-06
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 32,419,655 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q
For the Quarter Ended September 30, 2014

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$26,734	$25,771
Accounts receivable, net of allowance for doubtful accounts of $312 and $358, respectively	14,281	13,884
Inventories	18,063	15,777
Deferred income tax assets - current	1,546	1,547
Other receivables and other assets	4,062	3,771
Assets held-for-sale, net	315	-
Total current assets	65,001	60,750

Property, plant and equipment, net	4,109	4,375
Deferred income tax assets - non-current	12,765	13,116
Amortizable intangible assets, net	16,691	19,009
Goodwill	35,938	36,605
Other indefinite lived intangible assets	1,265	1,289
Other assets	359	316
Total assets	$136,128	$135,460

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$5,000	$5,000
Accounts payable	5,052	4,682
Deferred revenue	592	640
Accrued income taxes	29	99
Accrued expenses	4,132	5,078
Other liabilities - current	823	586
Total current liabilities	15,628	16,085

Long-term debt, less current installments	18,200	19,750
Deferred income tax liabilities - non-current	119	160
Other long term liabilities	5,405	4,980
Total liabilities	39,352	40,975

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 40,122,271 and 39,384,974 shares issued and 32,376,764 and 31,639,467 shares outstanding, respectively	395	390
Additional paid-in-capital	205,388	202,446
Accumulated deficit	(92,670)	(95,039)
Accumulated other comprehensive loss	(5,669)	(2,644)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	96,776	94,485
Total liabilities and stockholders' equity	$136,128	$135,460

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$25,448	$25,137	$78,299	$77,317
Cost of product revenues (exclusive of items shown separately below)	14,006	13,838	42,818	41,669
Gross profit	11,442	11,299	35,481	35,648

Sales and marketing expenses	4,113	4,174	13,102	13,106
General and administrative expenses	4,130	4,646	12,378	13,227
Research and development expenses	1,059	1,101	3,316	3,036
Restructuring charges	97	96	349	51
Amortization of intangible assets	618	600	1,839	1,955
HART transaction costs	-	268	-	1,788
Total operating expenses	10,017	10,885	30,984	33,163

Operating income	1,425	414	4,497	2,485

Other (expense) income:
Foreign exchange	-	(84)	(148)	(74)
Interest expense	(239)	(276)	(752)	(650)
Interest income	19	10	45	28
Other expense, net	(249)	(7)	(397)	(87)
Other expense, net	(469)	(357)	(1,252)	(783)

Income from continuing operations before income taxes	956	57	3,245	1,702
Income tax expense	323	105	871	725
Income (loss) from continuing operations	633	(48)	2,374	977
Discontinued operations:
Loss from discontinued operations, net of tax	-	(935)	-	(2,051)
Net income (loss)	$633	$(983)	$2,374	$(1,074)

Earnings (loss) per share:
Basic earnings per common share from continuing operations	$0.02	$-	$0.07	$0.03
Discontinued operations	-	(0.03)	-	(0.07)
Basic earnings (loss) per common share	$0.02	$(0.03)	$0.07	$(0.04)

Diluted earnings per common share from continuing operations	$0.02	$-	$0.07	$0.03
Discontinued operations	-	(0.03)	-	(0.06)
Diluted earnings (loss) per common share	$0.02	$(0.03)	$0.07	$(0.03)

Weighted average common shares:
Basic	32,342	30,575	32,080	30,155
Diluted	33,415	30,575	33,097	31,762

Comprehensive (loss) income:
Net income (loss)	$633	$(983)	$2,374	$(1,074)
Foreign currency translation adjustments	(3,168)	2,381	(2,584)	540
Derivatives qualifying as hedges, net of tax:
Gain (loss) on derivative instruments designated and qualifying as cash flow hedges	23	(23)	(57)	(69)
Amounts reclassified from accumulated other comprehensive loss to net income	31	29	100	26
Unrealized losses on pension benefit obligation, net of tax	-	-	(484)	-
Total comprehensive (loss) income	$(2,481)	$1,404	$(651)	$(577)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,374	$(1,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	1,534	2,000
Depreciation	913	990
Earn-out related to discontinued operations	-	(440)
Loss on disposal of fixed assets	8	1
Non-cash restructuring (credit) charges	(120)	51
Amortization of catalog costs	37	84
(Recovery) provision for allowance for doubtful accounts	(34)	69
Amortization of intangible assets	1,839	1,955
Amortization of deferred financing costs	46	29
Deferred income taxes	259	(1,712)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(557)	948
Increase in inventories	(2,649)	(227)
Increase in other receivables and other assets	(466)	(1,015)
Increase (decrease) in trade accounts payable	446	(15)
(Decrease) increase in accrued income taxes	(107)	406
(Decrease) increase in accrued expenses	(486)	615
(Decrease) increase in deferred revenue	(38)	143
Increase in other liabilities	89	3
Net cash provided by operating activities	3,088	2,811

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(1,224)	(1,089)
Additions to catalog costs	-	(57)
Proceeds from sale of discontinued operations	-	1,709
Proceeds from sales of property, plant and equipment	76	66
Net cash (used in) provided by investing activities	(1,148)	629

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	2,200	12,049
Repayments of debt	(3,750)	(1,500)
Payments of debt issuance costs	-	(292)
Net proceeds from issuance of common stock	1,415	2,290
Net cash (used in) provided by financing activities	(135)	12,547

Effect of exchange rate changes on cash	(842)	263
Increase in cash and cash equivalents	963	16,250
Cash and cash equivalents at the beginning of period	25,771	20,681
Cash and cash equivalents at the end of period	$26,734	$36,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$757	$534
Cash paid for income taxes, net of refunds	$451	$1,244

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience” or the “Company”) as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 14, 2014.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2014, results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

3.   Accumulated Other Comprehensive (Loss) Income

Changes in each component of accumulated other comprehensive (loss) income, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2013	$1,283	$(49)	$(3,878)	$(2,644)

Other comprehensive (loss) income before reclassifications	(2,584)	(57)	(484)	(3,125)
Amounts reclassified from AOCI	-	100	-	100

Net other comprehensive (loss) income	(2,584)	43	(484)	(3,025)

Balance at September 30, 2014	$(1,301)	$(6)	$(4,362)	$(5,669)

4.   Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	September 30, 2014		December 31, 2013		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$13,136	$(11,244)	$13,464	$(11,091)	3.7	Years
Trade names	6,065	(2,451)	6,178	(2,185)	10.2	Years
Distribution agreements/customer relationships	21,348	(10,392)	21,827	(9,447)	10.0	Years
Patents	267	(38)	271	(8)	4.4	Years
Total amortizable intangible assets	40,816	$(24,125)	41,740	$(22,731)

Indefinite-lived intangible assets:
Goodwill	35,938		36,605
Other indefinite-lived intangible assets	1,265		1,289
Total goodwill and other indefinite-lived intangible assets	37,203		37,894

Total intangible assets	$78,019		$79,634

(a) Weighted average life as of September 30, 2014.

The change in the carrying amount of goodwill for the nine months ended September 30, 2014 is as follows:

(in thousands)
Balance at December 31, 2013	$36,605
Effect of change in currency translation	(667)
Balance at September 30, 2014	$35,938

Intangible asset amortization expense was $0.6 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively. Intangible asset amortization expense was $1.8 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.4 million for the year ending December 31, 2014, $2.2 million for the year ending December 31, 2015, $2.0 million for the year ending December 31, 2016, $1.8 million for the year ending December 31, 2017 and $1.6 million for the year ending December 31, 2018.

5.   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Finished goods	$9,140	$7,039
Work in process	512	752
Raw materials	8,411	7,986
Total	$18,063	$15,777

6.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Land, buildings and leasehold improvements	$2,276	$3,082
Machinery and equipment	9,597	9,471
Computer equipment and software	5,351	4,927
Furniture and fixtures	1,125	1,281
Automobiles	57	59
	18,406	18,820
Less: accumulated depreciation	(14,297)	(14,445)
Property, plant and equipment, net	$4,109	$4,375

7.   Restructuring and Other Exit Costs

2013 Restructuring Plans

During the fourth quarter of 2013, the management of Harvard Bioscience initiated a plan to realign global operations to improve organizational efficiencies and reduce operating expenses throughout the Company. The plan included an approximately 13% reduction in the workforce, as well as the elimination of the position of Chief Operating Officer. During 2013, the Company recorded restructuring charges of approximately $2.1 million representing severance payments. Additional charges related to this plan are expected to be incurred through the fourth quarter of 2014, and include, but are not limited to, contract termination costs, as well as moving and employee relocation costs. For the three and nine months ended September 30, 2014, the Company recorded net restructuring charges of approximately $0.1 million and $0.3 million, respectively, representing severance and other payments.  Payments related to this plan are expected to be made through the end of 2014. Activity and liability balances related to these charges were as follows:

	Severance and	Fixed Asset
	Related Costs	Write Offs	Other	Total
	(in thousands)
Restructuring charges - 2013	$2,100	$-	$-	$2,100
Cash payments	(666)	-	-	(666)
Restructuring balance at December 31, 2013	1,434	-	-	1,434
Restructuring charges	199	13	257	469
Non-cash reversal of restructuring charges	(117)	(13)	-	(130)
Cash payments	(1,447)	-	(234)	(1,681)
Restructuring balance at September 30, 2014	$69	$-	$23	$92

As part of the 2013 Restructuring Plan, the Company decided to close one of its facilities in the United Kingdom. As of September 30, 2014, the facility met the criteria to be classified as an asset held-for-sale under Accounting Standards Codification (ASC 360), Property, Plant, and Equipment. The facility has been included as a current asset, at its net book value at the time it was classified as held-for-sale, in the consolidated balance sheet as it is anticipated the facility will be sold within one year of the balance sheet date.

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

2012 Restructuring Plan

During 2012, the management of Harvard Bioscience initiated a plan to reduce operating expenses at one of its foreign subsidiaries. The Company recorded restructuring charges of approximately $0.3 million representing severance payments. No further charges are expected to be incurred on this matter. As of September 30, 2014, the Company had no remaining liability related to this plan on its balance sheet. Activity and liability balances related to these charges were as follows:

	Severance
	and Related Costs	Other	Total
	(in thousands)
Restructuring charges	$312	$11	$323
Cash payments	(179)	-	(179)
Restructuring balance at December 31, 2012	133	11	144
Cash payments	(84)	(11)	(95)
Non-cash reversal of restructuring charges	(46)	-	(46)
Restructuring balance at December 31, 2013	3	-	3
Non-cash reversal of restructuring charges	(3)	-	(3)
Restructuring balance at September 30, 2014	$-	$-	$-

Aggregate net restructuring charges relating to the 2013 Restructuring Plans and the 2012 Restructuring Plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Restructuring charges	$97	$96	$349	$51

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

HART

On November 1, 2013, the spin-off of Harvard Apparatus Regenerative Technology, Inc. (“HART”) from the Company was completed. Through the spin-off date, the historical operations of HART were reported as continuing operations in the consolidated statements of operations of the Company. Following the spin-off, the historical operations of HART have been reclassified and reported as discontinued operations for all periods presented. As a result of the spin-off and related separation, HART became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution to Harvard Bioscience’s stockholders of record all of the shares of common stock of HART (the “Distribution”).  In the Distribution, the Company distributed to its stockholders one share of HART common stock for every four shares of Harvard Bioscience common stock outstanding as of the close of business on October 21, 2013, the record date for the Distribution. Fractional shares of HART common stock were not included in the distribution. Instead, Registrar & Transfer Company aggregated fractional shares into whole shares, sold the whole shares in the open market and distributed the aggregate net cash proceeds of the sales pro rata to each holder who otherwise would have been entitled to receive a fractional share in the Distribution.

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

The following table sets forth the impact of discontinued operations on the Company’s consolidated statements of income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Gain on disposal of discontinued operations, UBI	$-	$101	$-	$440
(Loss) from discontinued operations, HART	-	(1,467)	-	(4,467)
Income tax (benefit)	-	(431)	-	(1,976)
(Loss) from discontinued operations, net of tax	$-	$(935)	$-	$(2,051)

9.   Related Party Transactions

In connection with the HART spin-off, the Company entered into various commercial agreements with HART.  These agreements include: (i) a Separation and Distribution Agreement to effect the separation and spin-off distribution and provide other agreements to govern the Company’s relationship with HART after the spin-off; (ii) an Intellectual Property Matters Agreement, which governs various intellectual property  related arrangements between the Company and HART, including the separation of intellectual property rights between the Company and HART, as well as certain related cross-licenses between the two companies; (iii) a Product Distribution Agreement, which provides that each company will become the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other; (iv) a Tax Sharing Agreement, which governs the Company’s and HART’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for periods before, during and after the spin-off; and (v) a Transition Services Agreement, which provides for certain services to be performed on a transitional basis by the Company to facilitate HART’s transition into a separate public reporting company. As part of the Transition Services Agreement, and for one year following the spin-off date, the Company will provide certain support services to HART, including, among others, accounting, payroll, human resources and information technology services, with the charges for the transition services generally intended to allow the Company to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses. The Transition Services Agreement expired on November 1, 2014.

The Company recorded revenues of approximately $45,000 and $154,000 for the three and nine months ended September 30, 2014, respectively, as a result of the exclusive distribution rights pursuant to the Product Distribution Agreement.  The Company’s operating expenses were reduced by $18,000 and $119,000 for the three and nine months ended September 30, 2014, respectively, as a result of the fees the Company charged to HART for services provided pursuant to the Transition Services Agreement.  In addition, the Company’s rent expense was reduced by $44,000 and $125,000 for the three and nine months ended September 30, 2014, respectively, as a result of sublease rent charged to HART pursuant to a sublease between the two companies.

David Green, who is currently a Director of the Company and was also formerly the Company’s President and interim CEO, is currently the Chairman and CEO of HART.

10.   Warranties

Warranties are estimated and accrued at the time revenues are recorded.  A rollforward of product warranties is as follows:

	Beginning			Ending
	Balance	Payments	Additions	Balance
	(in thousands)

Year ended December 31, 2013	$222	(179)	262	$305

Nine Months Ended September 30, 2014	$305	(56)	28	$277

11.   Employee Benefit Plans

Certain of the Company’s subsidiaries in the United Kingdom, or UK, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. As of September 30, 2014, the principal employer of the Harvard Apparatus Limited pension plan was changed from Harvard Apparatus Limited to Biochrom Limited. As of September 30, 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Components of net periodic benefit cost:
Service cost	$-	$84	$-	$235
Interest cost	200	209	649	583
Expected return on plan assets	(147)	(137)	(478)	(383)
Net amortization loss	40	65	131	181
Net periodic benefit cost	$93	$221	$302	$616

For the three and nine months ended September 30, 2014, the Company contributed $0.2 million and $0.6 million, respectively, to its defined benefit pension plans.  For the three and nine months ended September 30, 2013, the Company contributed $0.2 million and $0.5 million, respectively, to its defined benefit pension plans.  The Company expects to contribute approximately $0.2 million to its defined benefit pension plans during the remainder of 2014.

During the nine months ended September 30, 2014 the Company wrote down its Level 3 investment in a longevity fund by an additional $0.6 million, which reduced its value to $0. The impact on accumulated other comprehensive loss was $0.5 million, net of tax. The longevity fund invests in a portfolio of physical life insurance settlements that had been historically valued using the net asset values provided by the fund. Since June 2011, the fund has been closed to all activity. The write down during the nine months ended September 30, 2014 was due, in part, to communication from the longevity fund regarding its continued illiquidity and inactivity.

As of September 30, 2014 and December 31, 2013, the Company had an underfunded pension liability of approximately $5.4 million and $4.9 million, respectively, included in the other liabilities – non-current line item in the consolidated balance sheets.

12.   Leases

Rent expense was $0.3 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.  Rent expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively.

During the nine months ended September 30, 2014, the Company entered into Amendment No. 3 (the “Third Amendment”) amending the terms of the lease on the Company’s corporate headquarters in Holliston, MA.  The Third Amendment extended the term of the lease through August 31, 2024, while also expanding the Company’s rentable square feet in the building by approximately 22,000 square feet to a total of approximately 83,000 square feet.  The commencement date of the Third Amendment is October 1, 2014.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at September 30, 2014, are as follows:

Operating
Leases
(in thousands)
2015	$1,816
2016	1,351
2017	1,329
2018	1,299
2019	1,160
Thereafter	4,941
Net minimum lease payments	$11,896

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of September 30, 2014, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the “ESPP”)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. Under this plan, 750,000 shares of common stock are authorized for issuance of which 558,456 shares were issued as of September 30, 2014. During the nine months ended September 30, 2014 and 2013, the Company issued 31,116 and 27,305 shares, respectively, of the Company’s common stock under the ESPP.  There were no shares issued under the ESPP during the three months ended September 30, 2014 and 2013.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of ASC 718, Compensation – Stock Compensation, which requires that compensation expense is recognized for all stock-based payment awards made to employees and directors including stock options, restricted stock units and employee stock purchases related to the ESPP.

Stock option and restricted stock unit activity under the Company’s Third Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the “2000 Plan”) for the nine months ended September 30, 2014 was as follows:

	Stock Options		Restricted Stock Units
		Weighted
	Stock	Average	Restricted
	Options	Exercise	Stock Units	Grant Date
	Outstanding	Price	Outstanding	Fair Value

Balance at December 31, 2013	6,690,845	$3.42	463,973	$4.32
Granted	993,000	4.14	116,400	4.12
Exercised	(535,413)	3.00	-	-
Vested (RSUs)	-	-	(233,098)	-
Cancelled / forfeited	(832,263)	4.69	(40,878)	4.36
Balance at September 30, 2014	6,316,169	$3.40	306,397	$4.30

The weighted average fair value of the options granted under the 2000 Plan during the three months ended September 30, 2014 was $2.64, using the Black Scholes option-pricing model.  There were no stock options granted during the three months ended September 30, 2013.  The weighted average fair value of the options granted under the 2000 Plan during the nine months ended September 30, 2014 and 2013 was $2.20 and $2.64, respectively.  The following assumptions were used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Volatility	56.96%	-%	56.83%	57.20%
Risk-free interest rate	1.90%	-%	1.79%	1.18%
Expected holding period (in years)	5.93	-	5.75	5.64
Dividend Yield	-%	-%	-%	-%

The Company used historical volatility to calculate the expected volatility as of September 30, 2014. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options. The expected holding period of stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years.

Stock-based compensation expense related to stock options, restricted stock units and the ESPP for the three and nine months ended September 30, 2014 and 2013 was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)

Cost of product revenues	$36	$39	$94	$91
Sales and marketing	100	47	244	130
General and administrative	463	632	1,160	1,685
Research and development	16	16	36	33
Discontinued operations	-	29	-	61
Total stock-based compensation	$615	$763	$1,534	$2,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Basic	32,341,586	30,574,815	32,079,744	30,154,788
Effect of assumed conversion of employee and director stock options and restricted stock units	1,073,271	-	1,017,268	1,607,678
Diluted	33,414,857	30,574,815	33,097,012	31,762,466

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,449,873 and 6,316,169 shares of common stock for the three months ended September 30, 2014 and 2013, respectively, as the impact of these shares would be anti-dilutive.  Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 2,535,314 and 2,541,300 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, as the impact of these shares would be anti-dilutive.

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

On March 29, 2013, the Company entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders, that amended and restated the 2009 Credit Agreement. The Credit Agreement converted the Company’s existing outstanding revolving advances into a term loan in the principal amount of $15.0 million (the “Term Loan”), provides a revolving credit facility in the maximum principal amount of $25.0 million (“Revolving Line”) and provides a delayed draw term loan of up to $15.0 million (the “DDTL”) to fund capital contributions to the Company’s former subsidiary, HART.  The maximum amount available under the Credit Agreement is $50.0 million as borrowings against the DDTL in excess of $10.0 million results in a dollar for dollar reduction in the Revolving Line capacity. The Revolving Line has a maturity date of March 29, 2016, while the Term Loan and DDTL have a maturity date of March 29, 2018.

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

As of September 30, 2014 and December 31, 2013, the Company had borrowings of $23.2 million and $24.8 million, respectively, outstanding under its Credit Agreement. As of September 30, 2014, the Company was in compliance with all financial covenants contained in the Credit Agreement, was subject to a working capital borrowing restriction and had an unused Revolving Line balance under its Credit Agreement of $20.3 million.

As of September 30, 2014, the weighted effective interest rates on the Company’s Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.54% and 2.65%, respectively.

As of September 30, 2014 and December 31, 2013, the Company’s borrowings were comprised of:

	September 30,	December 31,
	2014	2013
	(in thousands)
Long-term debt:
Term loan	$10,500	$12,750
DDTL	8,000	9,500
Revolving line	4,700	2,500
Total debt	23,200	24,750
Less: current installments	(5,000)	(5,000)
Long-term debt	$18,200	$19,750

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

The Company uses variable-rate London Interbank Offered Rate (LIBOR) debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows.  Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged.  In accordance with its Credit Agreement, the Company was required to fix the rate of interest on at least 50% of its Term Loan and the DDTL through the purchase of interest rate swaps. On June 5, 2013, the Company entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. On November 29, 2013, the Company entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the DDTL. The notional amount of the Company’s derivative instruments as of September 30, 2014 was $14.5 million. The Term Loan swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.96% plus a bank margin of 3.0%. The DDTL swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.93% plus a bank margin of 3.0%.The interest rate swaps were designated as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of September 30, 2014 and December 31, 2013.

		September 30, 2014	September 30, 2014
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swap	Other liabilities-non current	$14,500	$(6)

		December 31, 2013	December 31, 2013
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swap	Other liabilities-non current	$17,500	$(49)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive income for the three and nine months ended September 30, 2014 and 2013:

Derivatives in Hedging Relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Interest rate swap	$23	$(23)	$(57)	$(69)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

Details about AOCI Components	Amount of gain or (loss) reclassified from AOCI into income (effective portion)				Location of gain or (loss)
	Three months ended		Nine months ended		reclassified from AOCI
	September 30,		September 30,		into income (effective portion)
	2014	2013	2014	2013
	(in thousands)
Interest rate swap	$(31)	$(29)	$(100)	$(26)	Interest expense

As of September 30, 2014, $0.1 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2014 or 2013.

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
Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$6	$-	$6

	Fair Value as of December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$49	$-	$49

The Company uses the market approach technique to value its financial liabilities.  The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.   Income Tax

The effective income tax rate for continuing operations was 33.8% and 184.2% for the three months ended September 30, 2014 and 2013, respectively.  The difference between the effective tax rate quarter over quarter was primarily attributable to discrete expense items related to certain non-deductible costs, UK tax rate changes and stock options, offset by a beneficial mix of earnings between taxing jurisdictions and higher research and development tax credits in 2013 versus 2014 due, in part, to the expiration of the U.S. research credit at the end of 2013.  The rate for 2014 included discrete expense items related to certain non-deductible acquisition costs.

The effective income tax rate for continuing operations was 26.8% and 42.6% for the nine months ended September 30, 2014 and 2013, respectively.  The difference between the effective tax rate year over year was primarily attributable to discrete expense items related to certain non-deductible costs, UK tax rate changes and stock options, offset by a beneficial mix of earnings between taxing jurisdictions and higher research and development tax credits in 2013 versus 2014 due, in part, to the expiration of the U.S. research credit at the end of 2013.  The rate for 2014 included discrete expense items related to certain non-deductible acquisition costs.

18.   Subsequent Events

Multi Channel Systems MCS GmbH

On October 1, 2014, the Company, through its wholly-owned Biochrom Limited subsidiary, acquired all of the issued and outstanding shares of Multi Channel Systems MCS GmbH (“MCS”), which has its principal offices in Germany, for approximately $9.5 million. The Company funded the acquisition from its existing cash balances.

MCS is a developer, manufacturer and marketer of in vitro and in vivo electrophysiology instrumentation for extracellular recording and stimulation. This acquisition is complementary to the in vitro electrophysiology line currently offered by the Company’s wholly-owned Warner Instruments subsidiary.

The Company is in the process of determining the fair value of the various tangible and intangible assets acquired as a result of this acquisition.

The Company considers this acquisition immaterial for the purposes of proforma financial statement disclosures.

 Triangle BioSystems, Inc.

On October 1, 2014, the Company acquired all of the issued and outstanding shares of Triangle BioSystems, Inc. (“TBSI”), which has its principal offices in North Carolina, for approximately $1.6 million, net of cash acquired. The Company funded the acquisition from borrowings under its credit facility. See Note 14 for a further description of such credit facility.

TBSI is a developer, manufacturer and marketer of wireless neural interface equipment to aid in vivo neuroscience research, especially in the fields of electrophysiology, psychology, neurology and pharmacology. This acquisition is complementary to the behavioral neuroscience lines currently offered by the Company’s wholly-owned Panlab and Coulbourn subsidiaries.

The Company is in the process of determining the fair value of the various tangible and intangible assets acquired as a result of this acquisition.

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

Subsequent Events

On October 1, 2014, we acquired all of the issued and outstanding shares of two life science companies for approximately $11.1 million: Multi Channel Systems MCS GmbH, or MCS, which has its principal offices in Germany, and Triangle BioSystems, Inc., or TBSI, which has its principal offices in North Carolina. We funded the acquisitions of MCS and TBSI from our existing cash balances and borrowings under our credit facility, respectively.

MCS is a developer, manufacturer and marketer of in vitro and in vivo electrophysiology instrumentation for extracellular recording and stimulation. This acquisition is complementary to the in vitro electrophysiology line currently offered by our wholly-owned Warner Instruments subsidiary.

TBSI is a developer, manufacturer and marketer of wireless neural interface equipment to aid in vivo neuroscience research, especially in the fields of electrophysiology, psychology, neurology and pharmacology. This acquisition is complementary to the behavioral neuroscience lines currently offered by our wholly-owned Panlab and Coulbourn subsidiaries.

Together, we expect these acquisitions to add approximately $7.5 million to $8.5 million in revenues in 2015 and be accretive to 2015 earnings.

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our websites. Our websites and catalogs serve as the primary sales tools for our Physiology and Fluidics related product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France and Spain. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 64% and 60% of our revenues for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, revenues from direct sales to end users represented approximately 59% of our revenues for each period.

Products in our Molecular and Cell analysis product lines are generally sold by distributors, and are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended September 30, 2014 and 2013, approximately 36% and 40% of our revenues, respectively, were derived from sales to distributors.  For the nine months ended September 30, 2014 and 2013, approximately 41% and 41% of our revenues, respectively, were derived from sales to distributors.

For the three and nine months ended September 30, 2014, approximately 63% and 64% of our revenues, respectively, were derived from products we manufacture, approximately 9% and 10%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 28% and 26%, respectively, were derived from distributed products sold under our brand names. For the three and nine months ended September 30, 2013, approximately 60% and 63% of our revenues, respectively, were derived from products we manufacture, approximately 12% and 10%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 28% and 27%, respectively, were derived from distributed products sold under our brand names.

For the three months ended September 30, 2014 and 2013, approximately 39% and 37% of our revenues, respectively, were derived from sales made by our non-U.S. operations.  For the nine months ended September 30, 2014 and 2013, approximately 40% and 38% of our revenues, respectively, were derived from sales made by our non-U.S. operations.

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $0.6 million and $0.8 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $1.5 million and $2.0 million, respectively. Stock-based compensation expense related to stock options, restricted stock units, and the ESPP and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Bookings and Backlog.     We monitor bookings and backlog as these are indicators of future revenues and business activity levels. Bookings were $25.7 million for the three months ended September 30, 2014 and 2013. Excluding the effects of currency translation, our bookings decreased $0.4 million, or 1.5% from the previous year.

Bookings were $79.4 million and $77.2 million for the nine months ended September 30, 2014 and 2013, respectively. Excluding the effects of currency translation, our bookings increased $1.0 million, or 1.0% from the previous year.

Our order backlog was approximately $6.2 million and $4.4 million as of September 30, 2014 and 2013, respectively. Excluding the effects of currency translation, our backlog increased $1.7 million, or 40.0% from the previous year. The increase in backlog was primarily the result of the timing of customer orders and shipments. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period.

Selected Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

	Three Months Ended
	September 30,
	2014	2013	Dollar Change	% Change
	(dollars in thousands)
Revenues	$25,448	$25,137	$311	1.2%
Cost of product revenues	14,006	13,838	168	1.2%
Gross margin percentage	45.0%	44.9%	N/A	0.0%
Sales and marketing expenses	4,113	4,174	(61)	-1.5%
General and administrative expenses	4,130	4,646	(516)	-11.1%
Research and development expenses	1,059	1,101	(42)	-3.8%
Restructuring charges	97	96	1	1.0%
Amortization of intangible assets	618	600	18	3.0%
HART transaction costs	-	268	(268)	-100.0%

Revenues

Revenues increased $0.3 million, or 1.2%, to $25.4 million for the three months ended September 30, 2014 compared to $25.1 million for the same period in 2013.  Currency translation had a positive 1.2% effect on revenues and was due primarily to the U.S. dollar’s weakening in relation to the British pound sterling. Excluding the effects of currency translation, our revenues were flat quarter over quarter.

Cost of product revenues

Cost of product revenues increased $0.2 million, or 1.2%, to $14.0 million for the three months ended September 30, 2014 compared with $13.8 million for the three months ended September 30, 2013.  Gross profit margin as a percentage of revenues increased to 45.0% for the three months ended September 30, 2014 compared with 44.9% for the same period in 2013. The slight increase in gross profit margin was due primarily to currency translation.

Sales and marketing expenses

Sales and marketing expenses decreased $0.1 million, or 1.5%, to $4.1 million for the three months ended September 30, 2014 compared with $4.2 million for the three months ended September 30, 2013. The decrease was primarily due to lower payroll related costs, partially offset by unfavorable currency translation.

General and administrative expenses

General and administrative expenses were $4.1 million for the three months ended September 30, 2014, a decrease of $0.5 million, or 11.1%, compared with the three months ended September 30, 2013. The decrease was primarily due to lower payroll related costs and lower stock compensation expenses, partially offset by unpaid incentive bonus costs and unfavorable currency translation.

Research and development expenses

Research and development expenses were $1.1 million for the three months ended September 30, 2014, a decrease of $42,000, or 3.8%, compared with the three months ended September 30, 2013. The decrease was primarily due to lower payroll related costs, partially offset by unfavorable currency translation.

Restructuring

Restructuring charges were $97,000 for three months ended September 30, 2014 compared with $96,000 for the three months ended September 30, 2013. The slight increase was due to additional charges recorded during the three months ended September 30, 2014 related to the company-wide restructuring plan we implemented during the year ended December 31, 2013. The 2013 Restructuring Plan realigned global operations and included a reduction of our workforce of approximately 13%, as well as the elimination of the position of Chief Operating Officer.

Amortization of intangible assets

Amortization of intangible asset expenses was $0.6 million for the three months ended September 30, 2014 and 2013.

HART transaction costs

HART transaction costs, which consist of corporate transaction costs related to the separation and spin-off of HART, were $0 for the three months ended September 30, 2014 compared with $0.3 million for the three months ended September 30, 2013.

Other expense, net

Other expense, net, was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. Interest expense was $0.2 million for the three months ended September 30, 2014 compared to $0.3 million for the three months ended September 30, 2013. The increase in other expense, net was primarily due to $0.3 million in acquisition related costs incurred during the three months ended September 30, 2014 compared to $4,000 for the three months ended September 30, 2013.

Income taxes

Income tax expense from continuing operations was approximately $0.3 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rate from continuing operations was 33.8% for the three months ended September 30, 2014, compared with 184.2% for the same period in 2013. The difference between our effective tax rate year over year was primarily attributable to discrete expense items related to certain non-deductible costs, UK tax rate changes and stock options, offset by a beneficial mix of earnings between taxing jurisdictions and higher research and development tax credits in 2013 versus 2014 due, in part, to the expiration of the U.S. research credit at the end of 2013.  The rate for 2014 included discrete expense items related to certain non-deductible acquisition costs.

Discontinued Operations

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, to UBIO Acquisition Company. During 2013, we received earn-out payments, including interest, from UBIO Acquisition Company, of $1.8 million related to the 2008 acquisition. We received our final payment under the earn-out obligation from UBIO Acquisition Company in October 2013.  Included in the loss from discontinued operations, net of taxes, is a loss on disposal related to the Union Biometrica earn-out of $5,000 for the three months ended September 30, 2013.

On November 1, 2013, the spin-off of HART and our RMD business was completed. Through the spin-off date the historical operations of RMD were reported as continuing operations in our consolidated statements of operations. Following the spin-off, the historical operations of RMD were restated and presented as discontinued operations in our consolidated statements of operations. Discontinued operations include the results of the RMD business except for certain corporate overhead costs and other allocations, which remain in continuing operations.  The costs we incurred to separate and spin-off the RMD business are included in our continuing operations and have been classified and reported as transaction costs, within operating expenses, on our consolidated statements of operations. Loss from discontinued operations, net of taxes, related to RMD was $0.9 million for the three months ended September 30, 2013.

Selected Results of Operations

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

	Nine Months Ended
	September 30,
	2014	2013	Dollar Change	% Change
	(dollars in thousands)
Revenues	$78,299	$77,317	$982	1.3%
Cost of product revenues	42,818	41,669	1,149	2.8%
Gross margin percentage	45.3%	46.1%	N/A	-1.7%
Sales and marketing expenses	13,102	13,106	(4)	0.0%
General and administrative expenses	12,378	13,227	(849)	-6.4%
Research and development expenses	3,316	3,036	280	9.2%
Restructuring charges	349	51	298	584.3%
Amortization of intangible assets	1,839	1,955	(116)	-5.9%
HART transaction costs	-	1,788	(1,788)	-100.0%

Revenues

Revenues increased $1.0 million, or 1.3%, to $78.3 million for the nine months ended September 30, 2014 compared to $77.3 million for the same period in 2013.  Currency translation had a positive 2.0% effect on revenues for the nine months ended September 30, 2014 compared to the same period in 2013. Excluding the effects of currency translation, our revenues decreased 0.7% from the previous year.

Cost of product revenues

Cost of product revenues increased $1.1 million, or 2.8%, to $42.8 million for the nine months ended September 30, 2014 compared with $41.7 million for the nine months ended September 30, 2013.  Gross profit margin as a percentage of revenues decreased to 45.3% for the nine months ended September 30, 2014 compared with 46.1% for the same period in 2013. The decline in gross profit margin was due primarily to unexpected third party and internal-related costs incurred during the nine months ended September 30, 2014 to analyze, test and remediate several product requirements, including rebuilding associated technical files.

Sales and marketing expenses

Sales and marketing expenses were $13.1 million for the nine months ended September 30, 2014 and 2013. Lower payroll related costs were almost entirely offset by unfavorable currency translation.

General and administrative expenses

General and administrative expenses were $12.4 million for the nine months ended September 30, 2014, a decrease of approximately $0.8 million, or 6.4%, compared with the nine months ended September 30, 2013. The decrease was primarily due to lower payroll related costs and lower stock compensation expenses, partially offset by unpaid incentive bonus costs and unfavorable currency translation.

Research and development expenses

Research and development expenses were $3.3 million for the nine months ended September 30, 2014, an increase of approximately $0.3 million, or 9.2%, compared with the nine months ended September 30, 2013. The increase was primarily due to higher payroll related costs and unfavorable currency translation.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.8 million for the nine months ended September 30, 2014 compared with $2.0 million for the nine months ended September 30, 2013.

Restructuring

Restructuring charges were $0.3 million for nine months ended September 30, 2014 compared with $0.1 for the nine months ended September 30, 2013. The increase was primarily due to additional charges recorded during the nine months ended September 30, 2014 related to the company-wide restructuring plan we implemented during the year ended December 31, 2013. The 2013 Restructuring Plan realigned global operations and included a reduction of our workforce of approximately 13%, as well as the elimination of the position of Chief Operating Officer.

HART transaction costs

HART transaction costs, which consist of corporate transaction costs related to the separation and spin-off of HART, were $0 for the nine months ended September 30, 2014 compared with $1.8 million for the nine months ended September 30, 2013.

Other expense, net

Other expense, net, was $1.3 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense was $0.8 million for the nine months ended September 30, 2014, compared to interest expense of $0.7 million for the nine months ended September 30, 2013. The increase in interest expense was primarily due to both higher average debt balances and interest rates during the nine months ended September 30, 2014 compared to the prior year. In addition to interest expense, the increase in other expense, net was due to $0.4 million in acquisition related costs incurred during the nine months ended September 30, 2014 compared to $12,000 for the nine months ended September 30, 2013.

Income taxes

Income tax expense from continuing operations was approximately $0.9 million and $0.7 for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate from continuing operations was 26.8% for the nine months ended September 30, 2014, compared with 42.6% for the same period in 2013. The difference between our effective tax rate year over year was primarily attributable to discrete expense items related to certain non-deductible costs, UK tax rate changes and stock options, offset by a beneficial mix of earnings between taxing jurisdictions and higher research and development tax credits in 2013 versus 2014 due, in part, to the expiration of the U.S. research credit at the end of 2013.  The rate for 2014 included discrete expense items related to certain non-deductible acquisition costs.

Discontinued Operations

In September 2008, we completed the sale of assets of our Union Biometrica Division including our German subsidiary, Union Biometrica GmbH, to UBIO Acquisition Company. During 2013, we received earn-out payments, including interest, from UBIO Acquisition Company, of $1.8 million related to the 2008 acquisition. We received our final payment under the earn-out obligation from UBIO Acquisition Company in October 2013.  Included in the loss from discontinued operations, net of taxes, is a gain on disposal related to the Union Biometrica earn-out of $0.3 million for the nine months ended September 30, 2013.

On November 1, 2013, the spin-off of HART and our RMD business was completed. Through the spin-off date the historical operations of RMD were reported as continuing operations in our consolidated statements of operations. Following the spin-off, the historical operations of RMD were restated and presented as discontinued operations in our consolidated statements of operations. Discontinued operations include the results of the RMD business except for certain corporate overhead costs and other allocations, which remain in continuing operations.  The costs we incurred to separate and spin-off the RMD business are included in our continuing operations and have been classified and reported as transaction costs, within operating expenses, on our consolidated statements of operations. Loss from discontinued operations, net of taxes, related to RMD was $2.3 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and bank borrowings. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.  As previously discussed, on October 1, 2014, we acquired all of the issued and outstanding shares of two life science companies for approximately $11.1 million: MCS and TBSI. We funded the acquisitions of MCS and TBSI from our existing cash balances and borrowings under our credit facility, respectively.

As of September 30, 2014, we held cash and cash equivalents of $26.7 million, compared with $25.8 million at December 31, 2013. As of September 30, 2014 and December 31, 2013, we had $23.2 million and $24.8 million, respectively, of borrowings outstanding under our credit facility. Total cash and cash equivalents, net of debt was $3.5 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively. In addition, we had an underfunded pension liability of approximately $5.4 million and $4.9 million at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, cash and cash equivalents held by our foreign subsidiaries was $23.2 million and $23.6 million, respectively.  These funds are not available for domestic operations unless the funds are repatriated.  If we planned to or did repatriate these funds, then U.S. federal and state income taxes would have to be recorded on such amounts.  We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments, pension obligations and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

Condensed Cash Flow Statements
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operations:
Net income (loss)	$2,374	$(1,074)
Changes in assets and liabilities	(3,768)	858
Other adjustments to operating cash flows	4,482	3,027
Net cash provided by operating activities	3,088	2,811

Investing activities:
Additions to property, plant and equipment	(1,224)	(1,089)
Other investing activities	76	1,718
Net cash (used in) provided by investing activities	(1,148)	629

Financing activities:
Net (repayments of) proceeds from issuance of debt	(1,550)	10,549
Other financing activities	1,415	1,998
Net cash (used in) provided by financing activities	(135)	12,547

Effect of exchange rate changes on cash	(842)	263

Increase in cash and cash equivalents	$963	$16,250

Our operating activities generated cash of $3.1 million for the nine months ended September 30, 2014 compared to $2.8 million for the nine months ended September 30, 2013. The increase in cash flows from operations was primarily due to higher net income for the nine months ended September 30, 2014 compared to the same period in 2013, partially offset by an increase in inventory for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was the result of higher levels at our Denville distribution business to improve customer service levels.

Our investing activities used cash of $1.1 million during the nine months ended September 30, 2014, compared $0.6 million of cash provided by investing activities during the nine months ended September 30, 2013. Investing activities during the nine months ended September 30, 2014 included purchases of property, plant and equipment and proceeds from the sale of property, plant and equipment.  Investing activities during the nine months ended September 30, 2013 included purchases of property, plant and equipment, proceeds from the sale of property, plant and equipment, proceeds from the sale of discontinued operations and incurred catalog costs.  We spent $1.2 million and $1.1 million on capital expenditures during the nine months ended September 30, 2014 and 2013, respectively. Over the next several quarters, we expect that the pace of capital expenditures will accelerate due primarily to the implementation of a new ERP platform across all of our locations. We expect that this project will result in additional capital of between $1.0 million and $1.5 million based on our current footprint and excluding the impact of potential future acquisitions.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs, the issuance of common stock and, unique to 2013, the transfer of cash as part of the separation and spin-off of HART. During the nine months ended September 30, 2014, financing activities used cash of $0.1 million, compared with $12.5 million of cash provided by financing activities for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, we borrowed $2.2 million under our credit facility to fund the acquisition of TBSI announced on October 1, 2014, repaid $3.8 million of debt under our credit facility and ended the quarter with $23.2 million of borrowings. Net proceeds from the issuance of common stock for the nine months ended September 30, 2014 was $1.4 million, which related to the exercise of stock options. During the nine months ended September 30, 2013, we borrowed $12.0 million under our credit facility, repaid $1.5 million of debt under our credit facility, paid $0.3 million in debt issuance costs and ended the quarter with $23.5 million of borrowings. Net proceeds from the issuance of common stock for the nine months ended September 30, 2013 was $2.3 million, which related to the exercise of stock options.

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

At September 30, 2014, the weighted effective interest rates on the Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.54% and 2.65%, respectively. The Credit Agreement includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of September 30, 2014, we were in compliance with all financial covenants contained in the Credit Agreement; we were subject to a working capital borrowing restriction, and had unused Revolving Line balance under the Credit Agreement of $20.3 million.  The practical borrowing capacity, however, is less due to our cash generation from operating activities within the U.S.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any potential future acquisitions and capital expenditures for the next 12 months and beyond. This may involve incurring additional debt or raising equity capital for our business. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot assure you that we will be successful in raising additional capital on favorable terms or at all.

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

Changes in foreign currency exchange rates resulted in increases in revenues of $1.5 million and expenses of $1.3 million during the nine months ended September 30, 2014.  Changes in foreign currency exchange rates resulted in decreases in revenues of $0.1 million and expenses of $0.1 million during the nine months ended September 30, 2013.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income, was approximately $3.2 million and $2.6 million during the three and nine months ended September 30, 2014, respectively, compared to a gain of $2.4 million and $0.5 million during the three and nine months ended September 30, 2013, respectively.  In addition, currency exchange rate fluctuations included as a component of net income resulted in approximately $0 and $148,000 in foreign currency losses during the three and nine months ended September 30, 2014, respectively, compared to $84,000 and $74,000 in foreign currency losses during the three and nine months ended September 30, 2013, respectively.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2014, we had $23.2 million outstanding under our Credit Agreement.  The purpose of the Credit Agreement was to convert our existing outstanding revolving advances into a Term Loan in the principal amount of $15.0 million, provide a Revolving Line facility in the maximum principal amount of $25.0 million, and provide a DDTL of up to $10.0 million, reduced from $15.0 million as discussed below, to fund capital contributions to our subsidiary, HART. The Revolving Line has a maturity date of March 29, 2016, while the Term Loan and DDTL have a maturity date of March 29, 2018.  On October 31, 2013, we amended the Credit Agreement to reduce the DDTL from up to $15.0 million to up to $10.0 million and allow for an additional $5.0 million to be available for drawing as advances under the Revolving Line.

Borrowings under the Term Loan and the DDTL shall bear interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. The Revolving Line shall bear interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%.  We were required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of an interest rate swap. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments are due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings. Effective June 5, 2013, we entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed LIBOR associated with the Term Loan at 0.96% plus a bank margin of 3.0%. Effective November 29, 2013, we entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in LIBOR associated with a portion of our DDTL. The swap contract converted specific variable-rate debt into fixed rate debt and fixed LIBOR associated with half of the DDTL amount at 0.93% plus a bank margin of 3.0%. The notional amount of our derivative instruments as of September 30, 2014 was $14.5 million. These swap contracts were associated with reducing or eliminating interest rate risk and were designated as cash flow hedge instruments in accordance with ASC 815.  We use interest-rate-related derivative instruments to manage our exposure related to changes in interest rates on our variable-rate debt instruments. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not speculate using derivative instruments.

As of September 30, 2014, the weighted effective interest rates on our Term Loan , DDTL and Revolving Line borrowings were 3.96%, 3.54% and 2.65%, respectively. Assuming no other changes which would affect the margin of the interest rate under our Term Loan, DDTL and Revolving Line, the effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of September 30, 2014 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of September 30, 2014	Interest expense increase
(in thousands)
Interest rates increase by 1%	$87
Interest rates increase by 2%	$174

Item  4.   Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2014

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