Form 10-K/A
period 2014-12-31
HARVARD BIOSCIENCE INC
filed 2015-03-27
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K/A, the Proxy Statement is not deemed to be filed as part hereof.

EXPLANATORY NOTE

Harvard Bioscience, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 12, 2015  (the “Original Filing Date”), solely to restate its Exhibit Index to remove the language regarding the XBRL (Extensive Business Reporting Language) information being furnished and not filed.  Such language was erroneously included and this Amendment is filed to ensure that such XBRL (Extensive Business Reporting Language) information on Exhibit 101 is deemed filed with the Form 10-K.

The restated Exhibit List below shall replace the Exhibit List included in the Form 10-K. No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and, other than the amendments described above and the exhibits attached hereto, does not modify or update in any way disclosures made in the Form 10-K.

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

# (19) 10.26	Employment Agreement, dated August 26, 2013, between Harvard Bioscience, Inc. and Jeffrey A. Duchemin.

# (20) 10.27	Offer letter dated September 30, 2013 between Harvard Bioscience, Inc. and Yoav Sibony.

# (20) 10.28	Offer letter dated September 30, 2013 between Harvard Bioscience, Inc. and Yong Sun.

# (21) 10.29	Employment Agreement, dated October 2, 2013, between Harvard Bioscience, Inc. and Robert E. Gagnon.

(24) 10.30	Second Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of October 31, 2013, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.

(22) 10.31	Intellectual Property Matters Agreement between Harvard Bioscience, Inc. and Harvard Apparatus Regenerative Technology, Inc. dated as of October 31, 2013.

(22) 10.32	Product Distribution Agreement between Harvard Bioscience, Inc. and Harvard Apparatus Regenerative Technology, Inc. dated as of October 31, 2013.

(22) 10.33	Tax Sharing Agreement between Harvard Bioscience, Inc. and Harvard Apparatus Regenerative Technology, Inc. dated as of October 31, 2013.

(22) 10.34	Transition Services Agreement between Harvard Bioscience, Inc. and Harvard Apparatus Regenerative Technology, Inc. dated as of October 31, 2013.

(22) 10.35	Waiver Relating to the Employment Agreement between Harvard Bioscience, Inc. and David Green dated as of October, 31, 2013 between Harvard Bioscience, Inc. and David Green.

(22) 10.36	Waiver Relating to the Employment Agreement between Harvard Bioscience, Inc. and Thomas McNaughton dated as of October, 31, 2013 between Harvard Bioscience, Inc. and Thomas McNaughton.

# (25) 10.37	Amendment to Employment Agreement between Harvard Bioscience, Inc. and Jeffrey A. Duchemin, effective July 30, 2014.

# (25) 10.38	Amendment to Employment Agreement between Harvard Bioscience, Inc. and Robert E. Gagnon, effective July 30, 2014.

(26) 10.39	Amendment No. 3, dated as of May 30, 2014, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1a)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.

(1b)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 18, 2008) and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A, as amended (filed February 19, 2009) and incorporated by reference thereto.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on October 6, 2008) and incorporated by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 8, 2008) and incorporated by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 15, 2004) and incorporated by reference thereto.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed September 9, 2009) and incorporated by reference thereto.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 13, 2009) and incorporated by reference thereto.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2009) and incorporated by reference thereto.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 3, 2010) and incorporated by reference thereto.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto.

(17)	Previously disclosed in the Company’s Proxy Statement on Schedule 14A (filed April 15, 2011) and incorporated by reference thereto.

(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 3, 2013) and incorporated by reference thereto.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 29, 2013) and incorporated by reference thereto.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 19, 2014) and incorporated by reference thereto.

(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 16, 2013) and incorporated by reference thereto.

(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto.

(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto.

(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 31, 2014) and incorporated by reference thereto.

(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 7, 2014) and incorporated by reference thereto.

(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 1, 2014) and incorporated by reference thereto.

(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 9, 2015) and incorporated by reference thereto.

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the “Commission”).

*	Filed with this Form 10-K.

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

The Company will furnish to stockholders a copy of any exhibit without charge upon written request.

AMENDMENT EXHIBITS

 The following are Exhibits to this Amendment:

31.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Amendment.

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

HARVARD BIOSCIENCE, INC.

Date: March 27, 2015	By:	/s/ Robert E. Gagnon
Robert E. Gagnon
Chief Financial Officer