Form 10-Q
period 2015-03-31
HARVARD BIOSCIENCE INC
filed 2015-05-07
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q
______________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number 001-33957
______________________

HARVARD BIOSCIENCE, INC.
(Exact Name of Registrant as Specified in Its Charter)

______________________

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

As of May 1, 2015, there were 33,452,456 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.
FORM 10-Q
For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,031	$14,134
Accounts receivable, net of allowance for doubtful accounts of $308 and $328, respectively	16,023	16,141
Inventories	22,092	20,531
Deferred income tax assets - current	1,855	1,515
Other receivables and other assets	4,770	4,742
Total current assets	52,771	57,063

Property, plant and equipment, net	5,581	5,190
Deferred income tax assets - non-current	10,946	11,056
Amortizable intangible assets, net	22,911	21,153
Goodwill	40,339	39,822
Other indefinite lived intangible assets	1,222	1,252
Other assets	352	380
Total assets	$134,122	$135,916

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$5,000	$5,000
Accounts payable	7,180	6,294
Deferred revenue	980	655
Accrued income taxes	291	554
Accrued expenses	4,272	4,452
Deferred income tax liabilities - current	239	121
Other liabilities - current	1,800	1,023
Total current liabilities	19,762	18,099

Long-term debt, less current installments	16,900	16,450
Deferred income tax liabilities - non-current	2,172	1,325
Other long term liabilities	4,785	4,574
Total liabilities	43,619	40,448

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 41,081,052 and 40,308,763 shares issued and 33,335,545 and 32,563,256 shares outstanding, respectively	401	397
Additional paid-in-capital	207,618	206,656
Accumulated deficit	(94,085)	(92,684)
Accumulated other comprehensive loss	(12,763)	(8,233)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	90,503	95,468
Total liabilities and stockholders' equity	$134,122	$135,916

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$25,763	$25,893
Cost of revenues (exclusive of items shown separately below)	14,285	14,132
Gross profit	11,478	11,761

Sales and marketing expenses	5,199	4,432
General and administrative expenses	4,831	4,251
Research and development expenses	1,748	973
Restructuring charges	57	137
Amortization of intangible assets	793	634
Total operating expenses	12,628	10,427

Operating (loss) income	(1,150)	1,334

Other income (expense):
Foreign exchange	223	(81)
Interest expense	(222)	(265)
Interest income	1	14
Other (expense) income, net	(616)	17
Other expense, net	(614)	(315)

(Loss) income before income taxes	(1,764)	1,019
Income tax (benefit) expense	(363)	300
Net (loss) income	$(1,401)	$719

(Loss) earnings per share:
Basic (loss) earnings per common share	$(0.04)	$0.02
Diluted (loss) earnings per common share	$(0.04)	$0.02

Weighted average common shares:
Basic	32,908	31,847
Diluted	32,908	32,925

Comprehensive (loss) income:
Net (loss) income	$(1,401)	$719
Foreign currency translation adjustments	(4,497)	215
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(59)	(24)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	26	35
Total comprehensive (loss) income	$(5,931)	$945

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,401)	$719
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock compensation expense	580	447
Depreciation	364	300
Loss (gain) on disposal of fixed assets	19	(76)
Non-cash restructuring credits	-	(102)
Amortization of catalog costs	6	13
Provision for allowance for doubtful accounts	6	27
Amortization of intangible assets	793	634
Amortization of deferred financing costs	15	15
Deferred income taxes	(255)	35
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	115	(437)
(Increase) decrease in inventories	(758)	48
(Increase) decrease in other receivables and other assets	(149)	5
Increase (decrease) in trade accounts payable	790	(24)
(Decrease) increase in accrued income taxes	(301)	25
Decrease in accrued expenses	(648)	(489)
Increase (decreased) in deferred revenue	355	(29)
Decrease in other liabilities	(28)	(39)
Net cash (used in) provided by operating activities	(497)	1,072

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(1,044)	(282)
Proceeds from sales of property, plant and equipment	-	113
Acquisitions, net of cash acquired	(4,545)	-
Net cash used in investing activities	(5,589)	(169)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	3,300	-
Repayments of debt	(2,850)	(1,250)
Net proceeds from issuance of common stock	382	319
Net cash provided by (used in) financing activities	832	(931)

Effect of exchange rate changes on cash	(849)	94
Decrease (increase) in cash and cash equivalents	(6,103)	66
Cash and cash equivalents at the beginning of period	14,134	25,771
Cash and cash equivalents at the end of period	$8,031	$25,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$175	$268
Cash paid for income taxes, net of refunds	$350	$433

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience” or the “Company”) as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 12, 2015.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2015, results of operations and comprehensive (loss) income for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 12, 2015.

2.   Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of the Company’s 2017 fiscal year. In April 2015 the FASB issued an exposure draft proposing a one-year delay of the effective date. Under the proposed amendments, the standard would take effect in 2018 for calendar year-end public entities. The proposal is open for comment through May 29, 2015. The Company is assessing the new standard and has not yet determined the impact to the consolidated financial statements.

3.   Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total
Balance at December 31, 2014	$(4,658)	$(18)	$(3,557)	$(8,233)

Other comprehensive loss before reclassifications	(4,497)	(59)	-	(4,556)
Amounts reclassified from AOCI	-	26	-	26

Other comprehensive loss	(4,497)	(33)	-	(4,530)

Balance at March 31, 2015	$(9,155)	$(51)	$(3,557)	$(12,763)

4.   Acquisitions

The Company completed one acquisition during the three months ended March 31, 2015.

HEKA Elektronik

On January 8, 2015, the Company, through its wholly-owned Ealing Scientific Limited and Multi Channel Systems MCS GmbH subsidiaries, acquired all of the issued and outstanding shares of HEKA Elektronik (“HEKA”) for approximately $5.9 million, or $4.5 million, net of cash acquired. Included in the acquisition of HEKA are: HEKA Electronik Dr. Schulze GmbH, based in Lambrecht, Germany; HEKA Electronics Incorporated, based in Chester, Nova Scotia, Canada; and HEKA Instruments Incorporated, based in Bellmore, New York. The Company funded the acquisition from its existing cash balances.

HEKA is a developer, manufacturer and marketer of sophisticated electrophysiology instrumentation and software for biomedical and industrial research applications. This acquisition is complementary to the electrophysiology line currently offered by the Company’s wholly-owned Warner Instruments and MCS subsidiaries.

The aggregate purchase price for this acquisition was preliminarily allocated to tangible and intangible assets acquired as follows:

(in thousands)
Tangible assets	$4,165
Liabilities assumed	(2,819)
Net assets	1,346

Goodwill and intangible assets:
Goodwill	2,061
Trade name	774
Customer relationships	1,627
Developed technology	1,338
Non-compete agreements	27
Deferred tax liabilities	(1,245)
Total goodwill and intangible assets, net of tax	4,582
Acquisition purchase price	$5,928

The estimated purchase price allocation is preliminary and subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.

Goodwill recorded as a result of the acquisition of HEKA is not deductible for tax purposes.

The results of operations for HEKA have been included in the Company’s consolidated financial statements from the date of acquisition and are not material.

The following consolidated pro forma information is based on the assumption that the acquisition of HEKA occurred on January 1, 2014. Accordingly, the historical results have been adjusted to reflect amortization expense that would have been recognized on such a pro forma basis. The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had we completed the acquisition during these periods or which might be reported in the future.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Pro Forma
Revenues	$25,860	$27,274
Net (loss) income	(1,390)	793

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

The following consolidated pro forma information is based on the assumption that the acquisition of MCS occurred on January 1, 2014. Accordingly, the historical results have been adjusted to reflect amortization expense that would have been recognized on such a pro forma basis. The unaudited pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had we completed the acquisition during these periods or which might be reported in the future.

Three Months Ended
March 31,
2014
(in thousands)
Pro Forma
Revenues	$27,713
Net income	801

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

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $0.6 million and $0 for the three months ended March 31, 2015 and 2014, respectively.

5.   Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	March 31, 2015		December 31, 2014		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$15,981	$(10,986)	$15,538	$(11,198)	7.7	Years
Trade names	7,628	(2,665)	7,114	(2,557)	9.7	Years
Distribution agreements/customer relationships	23,643	(10,876)	22,730	(10,681)	10.6	Years
Patents	245	(59)	256	(49)	3.9	Years
Total amortizable intangible assets	47,497	$(24,586)	45,638	$(24,485)

Indefinite-lived intangible assets:
Goodwill	40,339		39,822
Other indefinite-lived intangible assets	1,222		1,252
Total goodwill and other indefinite-lived intangible assets	41,561		41,074

Total intangible assets	$89,058		$86,712

(a) Weighted average life as of March 31, 2015.

The change in the carrying amount of goodwill for the three months ended March 31, 2015 is as follows:

(in thousands)
Balance at December 31, 2014	$39,822
Goodwill arising from business combinations	2,061
Effect of change in currency translation	(1,544)
Balance at March 31, 2015	$40,339

Intangible asset amortization expense was $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.8 million for the year ending December 31, 2015, $2.7 million for the year ending December 31, 2016, $2.5 million for the year ending December 31, 2017, $2.3 million for the year ending December 31, 2018 and $2.2 million for the year ending December 31, 2019.

6    .Inventories

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Finished goods	$10,269	$10,138
Work in process	1,355	946
Raw materials	10,468	9,447
Total	$22,092	$20,531

7.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Land, buildings and leasehold improvements	$2,626	$2,595
Machinery and equipment	9,747	10,102
Computer equipment and software	6,753	6,322
Furniture and fixtures	1,304	1,125
Automobiles	128	56
	20,558	20,200
Less: accumulated depreciation	(14,977)	(15,010)
Property, plant and equipment, net	$5,581	$5,190

8.   Restructuring and Other Exit Costs

2015 Restructuring Plan

During the first quarter of 2015, management of Harvard Bioscience initiated a plan to relocate certain manufacturing operations in order to create organizational efficiencies and reduce operating expenses. The 2015 restructuring plan included plans to consolidate the manufacturing operations of its Coulbourn subsidiary to its headquarters in Holliston, MA. The Company recorded restructuring charges of approximately $27,000 representing severance costs. Additional charges related to this plan are expected to be incurred through the third quarter of 2015, and include, but are not limited to, contract termination costs, as well as moving and employee relocation costs. Payments related to this plan are expected to be made through the end of 2015. Activity and liability balances related to these charges were as follows:

Severance Costs
(in thousands)
Restructuring charges	$27
Cash payments	-
Restructuring balance at March 31, 2015	$27

2014 Restructuring Plan

During the fourth quarter of 2014, management of Harvard Bioscience initiated a plan to relocate certain distribution and manufacturing operations in order to create organizational efficiencies and reduce operating expenses. The 2014 restructuring plan included plans to relocate the distribution operations of the Company’s Denville subsidiary from New Jersey to North Carolina, as well as consolidating the manufacturing operations of its Biochrom subsidiary to its headquarters in Holliston, MA. During the three months ended March 31, 2015, the Company recorded restructuring charges of approximately $30,000. Additional charges related to this plan are expected to be incurred through the third quarter of 2015, and include, but are not limited to, contract termination costs, as well as moving and employee relocation costs. Payments related to this plan are expected to be made through the end of 2015. Activity and liability balances related to these charges were as follows:

	Severance Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2014	$626	$-	$626
Restructuring charges	-	30	30
Cash payments	-	(30)	(30)
Effect of change in currency translation	(21)	-	(21)
Restructuring balance at March 31, 2015	$605	$-	$605

2013 Restructuring Plan

During the fourth quarter of 2013, the management of Harvard Bioscience initiated a plan to realign global operations to improve organizational efficiencies and reduce operating expenses throughout the Company. The plan included an approximately 13% reduction in the workforce, as well as the elimination of the position of Chief Operating Officer. No further charges are expected to be incurred on this matter. At December 31, 2014 and March 31, 2015, the Company had no remaining liability related to this plan on its balance sheet. Activity and liability balances related to these charges in 2014 were as follows:

	Severance and
	Related Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2013	$1,434	$-	$1,434
Restructuring charges	161	78	239
Non-cash reversal of restructuring charges	(99)	-	(99)
Cash payments	(777)	-	(777)
Restructuring balance at March 31, 2014	$719	$78	$797

2012 Restructuring Plan

During 2012, the management of Harvard Bioscience initiated a plan to reduce operating expenses at one of its foreign subsidiaries. No further charges are expected to be incurred on this matter. As of March 31, 2015, the Company had no remaining liability related to this plan on its balance sheet. Activity and liability balances related to these charges were as follows:

Severance
and Related Costs
(in thousands)
Restructuring balance at December 31, 2013	$3
Non-cash reversal of restructuring charges	(3)
Restructuring balance at March 31, 2014	$-

Aggregate net restructuring charges for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Restructuring charges	$57	$137

9.   Related Party Transactions

On November 1, 2013, the spin-off of Harvard Apparatus Regenerative Technology, Inc. (“HART”) from the Company was completed. Through the spin-off date, the historical operations of HART were reported as continuing operations in the consolidated statements of operations of the Company. Following the spin-off, the historical operations of HART were reclassified and reported as discontinued operations. As a result of the spin-off and related separation, HART became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution to Harvard Bioscience’s stockholders of record all of the shares of common stock of HART (the “Distribution”).  In the Distribution, the Company distributed to its stockholders one share of HART common stock for every four shares of Harvard Bioscience common stock outstanding as of the close of business on October 21, 2013, the record date for the Distribution. Fractional shares of HART common stock were not included in the distribution. Instead, Registrar & Transfer Company aggregated fractional shares into whole shares, sold the whole shares in the open market and distributed the aggregate net cash proceeds of the sales pro rata to each holder who otherwise would have been entitled to receive a fractional share in the Distribution.

In connection with the HART spin-off, the Company entered into various commercial agreements with HART.  These agreements include: (i) a Separation and Distribution Agreement to effect the separation and spin-off distribution and provide other agreements to govern the Company’s relationship with HART after the spin-off; (ii) an Intellectual Property Matters Agreement, which governs various intellectual property  related arrangements between the Company and HART, including the separation of intellectual property rights between the Company and HART, as well as certain related cross-licenses between the two companies; (iii) a Product Distribution Agreement, which provides that each company will become the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other; (iv) a Tax Sharing Agreement, which governs the Company’s and HART’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for periods before, during and after the spin-off; (v) a Transition Services Agreement, which provides for certain services to be performed on a transitional basis by the Company to facilitate HART’s transition into a separate public reporting company. As part of the Transition Services Agreement, the Company provided certain support services to HART, for up to one year following the spin-off date, including, among others, accounting, payroll, human resources and information technology services, with the charges for the transition services generally intended to allow the Company to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses; and (vi) a Sublease pursuant to which the Company has subleased certain premises in Holliston, MA to HART. The Transition Services Agreement expired on November 1, 2014.

The Company recorded revenues of approximately $48,000 and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, as a result of the exclusive distribution rights pursuant to the Product Distribution Agreement.  The Company’s operating expenses were reduced by $0.1 million for the three months ended March 31, 2014 as a result of the fees the Company charged to HART for services provided pursuant to the Transition Services Agreement.  In addition, the Company’s rent expense was reduced by $42,000 and $40,000 for the three months ended March 31, 2015 and 2014, respectively, as a result of sublease rent charged to HART pursuant to a sublease between the two companies.

David Green, who is currently a Director of the Company and was also formerly the Company’s President and interim CEO, was the Chairman and CEO of HART until his resignation on April 17, 2015.  Mr. Green remains a member of HART’s Board of Directors.

As part of the acquisitions of MCS, TBSI, and HEKA, the Company signed lease agreements with the former owners of the acquired companies.  The principals of such former owners were employees of the Company as of March 31, 2015.  Pursuant to the lease agreements, the Company incurred rent expense of approximately $55,000, $11,000 and $39,000 to the former owners of MCS, TBSI, and HEKA, respectively, for the three months ended March 31, 2015.

10.   Warranties

Warranties are estimated and accrued at the time revenues are recorded.  A rollforward of the Company’s product warranty accrual is as follows:

	Beginning		Additions/		Ending
	Balance	Payments	(Credits)	Other	Balance
	(in thousands)
Year ended December 31, 2014	$305	(102)	49	-	$252

Three months ended March 31, 2015	$252	(2)	(71)	(19)	$160

11.   Employee Benefit Plans

Certain of the Company’s subsidiaries in the United Kingdom, or UK, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. As of March 31, 2015, the principal employer of the Harvard Apparatus Limited pension plan was changed from Harvard Apparatus Limited to Biochrom Limited. As of March 31, 2015, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Components of net periodic benefit cost:
Service cost	$-	$8
Interest cost	177	221
Expected return on plan assets	(166)	(163)
Net amortization loss	75	45
Net periodic benefit cost	$86	$111

For the three months ended March 31, 2015 and 2014, the Company contributed $0.2 million for both periods to its defined benefit pension plans. The Company expects to contribute approximately $0.6 million to its defined benefit pension plans during the remainder of 2015.

As of March 31, 2015 and December 31, 2014, the Company had an underfunded pension liability of approximately $4.3 million and $4.4 million, respectively, included in the other liabilities – non-current line item in the consolidated balance sheets.

12.   Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2020 and thereafter. Rent expense, which is recorded on a straight-line basis, is estimated to be $2.2 million for the year ended December 31, 2015. Rent expense was approximately $0.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at March 31, 2015, are as follows:

Operating
Leases
(in thousands)
2016	$1,708
2017	1,531
2018	1,489
2019	1,302
2020	1,304
Thereafter	4,632
Net minimum lease payments	$11,966

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of March 31, 2015, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the “ESPP”)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. Under this plan, 750,000 shares of common stock are authorized for issuance of which 585,188 shares were issued as of March 31, 2015. During the three months ended March 31, 2015 and 2014,  no shares of the Company’s common stock were issued under the ESPP.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units and employee stock purchases related to the ESPP.

Stock option and restricted stock unit activity under the Company’s Third Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the “2000 Plan”) for three months ended March 31, 2015 was as follows:

	Stock Options		Restricted Stock Units
		Weighted
	Stock	Average	Restricted
	Options	Exercise	Stock Units	Grant Date
	Outstanding	Price	Outstanding	Fair Value
Balance at December 31, 2014	6,263,112	$3.42	306,397	$4.30
Granted	499,500	5.51	-	-
Exercised	(1,305,193)	2.95	-	-
Vested (RSUs)	-	-	(88,648)	-
Cancelled / forfeited	(125,598)	3.65	-	-
Balance at March 31, 2015	5,331,821	$3.73	217,749	$4.14

The weighted average fair value of the options granted under the 2000 Plan during the three months ended March 31, 2015 and 2014 was $2.30 and $1.69, respectively.  The following assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015		2014
Volatility	42.34%		44.21%
Risk-free interest rate	1.74%		1.22%
Expected holding period (in years)	5.70	years	4.19	years
Dividend yield	-%		-%

The Company used historical volatility to calculate the expected volatility as of March 31, 2015 and 2014. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options. The expected holding period of stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years.

Stock-based compensation expense related to stock options, restricted stock units and the ESPP for the three months ended March 31, 2015 and 2014 was allocated as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cost of revenues	$21	$28
Sales and marketing	87	70
General and administrative	449	341
Research and development	23	8
Total stock-based compensation	$580	$447

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

	Three Months Ended
	March 31,
	2015	2014
Basic	32,908,101	31,846,897
Effect of assumed conversion of employee and director stock options and restricted stock units	-	1,077,964
Diluted	32,908,101	32,924,861

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 5,331,821 and 2,680,723 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, as the impact of these shares would be anti-dilutive.

14.   Long Term Debt

On August 7, 2009, the Company entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders (as amended, the “2009 Credit Agreement”). On September 30, 2011, the Company entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “First Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The First Amendment extended the maturity date of the credit facility to August 7, 2013 and reduced the interest rate to the London Interbank Offered Rate plus 3.0%. On October 4, 2012, the Company entered into the Second Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Second Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Second Amendment extended the maturity date of the credit facility to August 7, 2014.

On March 29, 2013, the Company entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders, that amended and restated the 2009 Credit Agreement. The Credit Agreement converted the Company’s existing outstanding revolving advances into a term loan in the principal amount of $15.0 million (the “Term Loan”), provides a revolving credit facility in the maximum principal amount of $25.0 million (“Revolving Line”) and provides a delayed draw term loan of up to $15.0 million (the “DDTL”) to fund capital contributions to the Company’s former subsidiary, HART.  The maximum amount available under the Credit Agreement is $50.0 million as borrowings against the DDTL in excess of $10.0 million results in a dollar for dollar reduction in the Revolving Line capacity. The Revolving Line, Term Loan and DDTL each have a maturity date of March 29, 2018 (the maturity date of the Revolving Line was extended from March 29, 2016 in connection with an amendment to the Credit Agreement discussed in Note 18 below).

On October 31, 2013, the Company amended the Credit Agreement to reduce the DDTL from up to $15.0 million to up to $10.0 million and allow for an additional $5.0 million to be available for drawing as advances under the Revolving Line.

Prior to the amendment to the Credit Agreement discussed in Note 18, borrowings under the Term Loan and the DDTL accrued interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by the Company, or a daily floating rate based on the British Bankers’ Association (BBA) LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. Additionally, prior to the amendment as discussed in Note 18, the Revolving Line accrued interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. The Company was required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of interest rate swaps.  The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings.

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

As of March 31, 2015 and December 31, 2014, the Company had borrowings of $21.9 million and $21.5 million, respectively, outstanding under its Credit Agreement. As of March 31, 2015, the Company was in compliance with all financial covenants contained in the Credit Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Credit Agreement of $6.2 million.

As of March 31, 2015, the weighted effective interest rates on the Company’s Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.55% and 2.68%, respectively.

As of March 31, 2015 and December 31, 2014, the Company’s borrowings were comprised of:

	March 31,	December 31,
	2015	2014
	(in thousands)
Long-term debt:
Term loan	$9,000	$9,750
DDTL	7,000	7,500
Revolving line	5,900	4,200
Total debt	21,900	21,450
Less: current installments	(5,000)	(5,000)
Long-term debt	$16,900	$16,450

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

The Company uses variable-rate London Interbank Offered Rate (LIBOR) debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows.  Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged.  In accordance with its Credit Agreement, the Company was required to fix the rate of interest on at least 50% of its Term Loan and the DDTL through the purchase of interest rate swaps. On June 5, 2013, the Company entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. On November 29, 2013, the Company entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the DDTL. The notional amount of the Company’s derivative instruments as of March 31, 2015 was $12.5 million. The Term Loan swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.96% plus a bank margin of 3.0%. The DDTL swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.93% plus a bank margin of 3.0%.The interest rate swaps were designated as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of March 31, 2015 and December 31, 2014.

		March 31, 2015	March 31, 2015
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swap	Other liabilities-non current	$12,500	$(51)

		December 31, 2014	December 31, 2014
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swap	Other liabilities-non current	$13,500	$(18)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive income for the three months ended March 31, 2015 and 2014:

Derivatives in Hedging Relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest rate swaps	$(59)	$(24)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2015 and 2014:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)		Location of amount
	Three Months Ended March 31,		reclassified from AOCI
	2015	2014	into income (effective portion)
	(in thousands)
Interest rate swaps	$26	$35	Interest expense

As of March 31, 2015, $0.1 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2015 or 2014.

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
Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$51	$-	$51

	Fair Value as of December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$18	$-	$18

The Company uses the market approach technique to value its financial liabilities.  The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.   Income Tax

Income tax was approximately $0.4 million benefit and $0.3 million expense for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate was a benefit of 20.6% for the three months ended March 31, 2015, compared with expense of 29.4% for the same period in 2014. The difference between our effective tax rate quarter over quarter was primarily attributable to increased research and development tax credits and incentive stock option exercises partially offset by acquisition costs in 2015 versus 2014.

18.   Subsequent Events

Debt Amendment

On April 24, 2015, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Third Amendment extended the maturity date of the Revolving Line to March 29, 2018 and reduced the interest rate to the London Interbank Offered Rate plus 2.25%, 2.75% and 2.75% on the Revolving Line, Term Loan and DDTL, respectively.

Director Retirement

On April 28, 2015, the Company announced the appointment of James Green to its Board of Directors and the retirement of Robert Dishman from our Board of Directors.  As part of Dr. Dishman’s retirement, the Company (i) awarded an unrestricted stock award to Dr. Dishman on April 28, 2015, having an aggregate cash value of $80,000, (ii) accelerated the vesting of all outstanding stock options and restricted stock units that were unvested as of April 28, 2015, and (iii) extended the post-retirement option exercise period for each option to the earlier to occur of the respective scheduled expiration date or April 28, 2016.  Total compensation expense to be recognized in the second quarter of 2015, as part of these modifications, is approximately $0.1 million.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include sustained uncertainty concerning government spending; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; economic, political and other risks associated with international revenues and operations; the seasonal nature of purchasing in Europe; currency exchange rate fluctuations; failure of any banking institution in which we deposit our funds or its failure to provide services; our substantial debt and our ability to meet the financial covenants contained in our credit facility; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of our spin-off of Harvard Apparatus Regenerative Technology, Inc., or HART, to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes; the failure of HART to indemnify us for any liabilities associated with HART’s business; unanticipated costs relating to acquisitions, unanticipated costs arising in connection with our consolidation of business functions and any restructuring initiatives; our failure to expand in Asia and other emerging markets; our inability to manage our growth;  competition from our competitors; our failure to expand our product offerings, introduce new products or commercialize new technologies; technological changes resulting in our products becoming obsolete;  our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs;  our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

At the end of 2013 we began a multiple year restructuring program to reduce costs, align global functions, consolidate facilities, and reinvest in key areas such as sales and IT.  As part of the reinvestment, we initiated a plan in 2014 to invest in and implement a new global ERP platform.  During 2014, as part of the restructuring program, we initiated plans to relocate and consolidate the distribution, finance and marketing operations of our Denville Scientific facility and manufacturing operations of our Biochrom facility. Additionally, during the first quarter 2015, we initiated plans to relocate the operations of our Coulbourn subsidiary to our corporate headquarters. We believe the restructuring program positions the Company to stabilize, focus on, and grow the life science business.

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

On January 8, 2015, we acquired, through our wholly-owned Ealing Scientific Limited and Multi Channel Systems MCS GmbH subsidiaries, all of the issued and outstanding shares of HEKA for approximately $4.5 million, net of cash acquired. Included in the acquisition of HEKA are: HEKA Electronik Dr. Schulze GmbH, based in Lambrecht, Germany; HEKA Electronics Incorporated, based in Chester, Nova Scotia, Canada; and HEKA Instruments Incorporated, based in Bellmore, New York. We funded the acquisition from our existing cash balances.

Our Strategy

Our vision is to be a world leading life science company that excels in meeting the needs of our customers by providing a wide breath of innovative products and solutions, while providing exemplary customer service.

To achieve our vision, grow our top-line and bottom-line, and build shareholder value our business strategy is built on four pillars:

•	commercial excellence and organic growth;

•	new product development;

•	acquisitions; and

•	operational efficiencies.

Subsequent Event

On April 24, 2015, we entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Third Amendment amended our Second Amended and Restated Revolving Credit Agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders.  The Third Amendment extended the maturity date of the Revolving Line to March 29, 2018 from March 29, 2016, and reduced the interest rate to the London Interbank Offered Rate plus 2.25%, 2.75% and 2.75% on the Revolving Line, Term Loan and DDTL, respectively.

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our catalogs, our distributors, our direct sales force and our websites. Our websites and catalogs serve as the primary sales tools for our Physiology and Fluidics related product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 60% and 57% of our revenues for the three months ended March 31, 2015 and 2014, respectively.

Products in our Molecular and Cell analysis product lines are generally sold by distributors, and are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended March 31, 2015 and 2014, approximately 40% and 43% of our revenues, respectively, were derived from sales to distributors.

For the three months ended March 31, 2015 and 2014, approximately 66% and 65% of our revenues, respectively, were derived from products we manufacture, approximately 9% and 11%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 25%, for both periods, were derived from distributed products sold under our brand names.

For the three months ended March 31, 2015 and 2014, approximately 41% and 39% of our revenues, respectively, were derived from sales made by our non-U.S. operations.

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.4 million, respectively. The stock-based compensation expense related to stock options, restricted stock units, and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Currently, we intend to retain all of our earnings to finance the expansion and development of our business and do not anticipate paying any cash dividends to holders of our common stock in the near future. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the near future.

Bookings and Backlog

We monitor bookings and backlog as these are indicators of future revenues and business activity levels. Bookings were $26.7 million and $26.4 million for the three months ended March 31, 2015 and 2014, respectively. Excluding the effects of currency translation, our bookings increased $1.4 million, or 5.5% from the previous year.

Our order backlog was approximately $7.7 million and $5.6 million as of March 31, 2015 and 2014, respectively. Excluding the effects of currency translation, our backlog increased $2.7 million, or 48.3% from the previous year. The increase in backlog was primarily the result of our acquisitions of MCS, TBSI and HEKA and the timing of customer orders and shipments. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period.

Selected Results of Operations

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

	Three Months Ended
	March 31,		Dollar	%
	2015	2014	Change	Change
	(dollars in thousands)
Revenues	$25,763	$25,893	(130)	-0.5%
Cost of revenues	14,285	14,132	153	1.1%
Gross margin percentage	44.6%	45.4%	N/A	-1.9%
Sales and marketing expenses	5,199	4,432	767	17.3%
General and administrative expenses	4,831	4,251	580	13.6%
Research and development expenses	1,748	973	775	79.7%
Restructuring charges	57	137	(80)	-58.4%
Amortization of intangible assets	793	634	159	25.1%

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

Revenues

Revenues for the three months ended March 31, 2015 were $25.8 million, a decrease of approximately 0.5%, or $0.1 million compared to revenues of $25.9 million for the three months ended March 31, 2014. Revenues for the three months ended March 31, 2015 include the acquisitions of MCS, TBSI and HEKA.

Revenues from acquisitions were offset by a negative impact of currency translation.  The strengthening of the U.S. dollar resulted in negative currency translation of approximately 4.3%, and revenues from international customers were negatively impacted as a stronger U.S. dollar resulted in fewer international shipments.  In addition, we experienced softness in the academic and government end markets because of budget delays and weather conditions.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Three Months Ended
March 31, 2015

Growth	3.8%
Foreign exchange effect	-4.3%
Total revenue decline	-0.5%

Cost of product revenues

Cost of product revenues increased $0.2 million, or 1.1%, to $14.3 million for the three months ended March 31, 2015 compared with $14.1 million for the three months ended March 31, 2014.  Gross profit margin as a percentage of revenues decreased to 44.6% for the three months ended March 31, 2015 compared with 45.4% for the same period in 2014. The decrease in gross profit margin was due primarily to lower revenues and unfavorable currency translation, partially offset by the contributions from MCS, TBSI and HEKA.

Sales and marketing expenses

Sales and marketing expenses increased $0.8 million, or 17.3%, to $5.2 million for the three months ended March 31, 2015 compared with $4.4 million for the three months ended March 31, 2014. The increase was primarily due to our acquisitions, partially offset by favorable currency translation.

General and administrative expenses

General and administrative expenses were $4.8 million for the three months ended March 31, 2015, an increase of $0.6 million, or 13.6%, compared with $4.3 million for the three months ended March 31, 2014. The increase was primarily due to our acquisitions and higher stock compensation expense, partially offset by lower unpaid incentive bonus costs and favorable currency translation.

Research and development expenses

Research and development expenses were $1.7 million for the three months ended March 31, 2015, an increase of $0.8 million, or 79.7%, compared with $1.0 million for the three months ended March 31, 2014. The increase was primarily due to our acquisitions and the reversal of patent related costs during the three months ended March 31, 2014, partially offset by favorable currency translation.

Restructuring

Restructuring charges were $57,000 for three months ended March 31, 2015 compared with $137,000 for the three months ended March 31, 2014. The decrease was due to additional charges recorded during the three months ended March 31, 2014 related to the company-wide restructuring plan we implemented during the year ended December 31, 2013, partially offset by charges recorded during three months ended March 31, 2015 related to plans commenced during the year ended December 31, 2014 and the first quarter ended March 31, 2015. The 2013 restructuring plan realigned global operations and included a reduction of our workforce of approximately 13%, as well as the elimination of the position of Chief Operating Officer. The 2014 restructuring plan realigned global operations and included actions to move the Biochrom and Denville operations to Holliston, MA and Charlotte, NC, respectively. The 2015 restructuring plan included actions to move the Coulbourn operations to Holliston, MA.

Amortization of intangible assets

Amortization of intangible asset expenses was $0.8 million for the three months ended March 31, 2015 compared with $0.6 million for the three months ended March 31, 2014.

Other expense, net

Other expense, net, was $0.6 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense was $0.2 million for the three months ended March 31, 2015 compared to $0.3 million for the three months ended March 31, 2014. The increase in other expense, net was primarily due to $0.6 million in acquisition related costs incurred during the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014, partially offset by currency exchange rate fluctuations. Currency exchange rate fluctuations included as a component of net (loss) income resulted in approximately $0.2 million in currency gains during the three months ended March 31, 2015, compared to $0.1 million in foreign currency losses during the three months ended March 31, 2014.

Income taxes

Income tax was approximately $0.4 million benefit and $0.3 million expense for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate was a benefit of 20.6% for the three months ended March 31, 2015, compared with 29.4% for the same period in 2014. The difference between our effective tax rate quarter over quarter was primarily attributable to increased research and development tax credits and incentive stock option exercises partially offset by acquisition costs in 2015 versus 2014.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and bank borrowings. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.  As previously discussed, on October 1, 2014, we acquired all of the issued and outstanding shares of two life science companies, MCS and TBSI, for approximately $12.7 million, net of cash acquired. We funded the acquisitions of MCS and TBSI from our existing cash balances and borrowings under our credit facility, respectively. Additionally, on January 8, 2015, we acquired all of the issued and outstanding shares of HEKA for approximately $4.5 million, net of cash acquired. We funded the acquisition from our existing cash balances.

As of March 31, 2015, we held cash and cash equivalents of $8.0 million, compared with $14.1 million at December 31, 2014. As of March 31, 2015 and December 31, 2014, we had $21.9 million and $21.5 million, respectively, of borrowings outstanding under our credit facility. Total debt, net of cash and cash equivalents was $13.9 million at March 31, 2015, compared to $7.3 million at March 31, 2014. In addition, we had an underfunded U.K. pension liability of approximately $4.3 million and $4.4 million at March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, cash and cash equivalents held by our foreign subsidiaries was $6.4 million and $12.7 million, respectively.  These funds are not available for domestic operations unless the funds are repatriated.  If we planned to or did repatriate these funds, then U.S. federal and state income taxes would have to be recorded on such amounts.  We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments, pension obligations and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings. In January 2015, we acquired all the issued and outstanding shares of HEKA, and utilized approximately $5.9 million of our foreign cash on hand.

Condensed Cash Flow Statements
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash flows from operations:
Net (loss) income	$(1,401)	$719
Changes in assets and liabilities	(624)	(940)
Other adjustments to operating cash flows	1,528	1,293
Net cash (used in) provided by operating activities	(497)	1,072

Investing activities:
Additions to property, plant and equipment	(1,044)	(282)
Acquisitions, net of cash acquired	(4,545)	-
Other investing activities	-	113
Net cash used in investing activities	(5,589)	(169)

Financing activities:
Net proceeds from issuance of (repayments of) debt	450	(1,250)
Other financing activities	382	319
Net cash provided by (used in) financing activities	832	(931)

Effect of exchange rate changes on cash	(849)	94

(Decrease) increase in cash and cash equivalents	$(6,103)	$66

Our operating activities used cash of $0.5 million for the three months ended March 31, 2015, compared with cash provided by operating activities of $1.1 million for the three months ended March 31, 2014. The decrease in cash flows from operations was primarily due to lower net income quarter over quarter.

Our investing activities used cash of $5.6 million during the three months ended March 31, 2015, compared to $0.2 million for the three months ended March 31, 2014. Investing activities during the first quarter 2015 included cash used for acquisitions net of cash acquired and purchases of property, plant and equipment. Investing activities during the first quarter 2014 included purchases of property, plant and equipment and proceeds from the sale of property, plant and equipment. In January 2015, we acquired HEKA for approximately $4.5 million, net of cash acquired. We spent $1.0 million and $0.3 million on capital expenditures during the three months ended March 31, 2015 and 2014, respectively. The increase in capital expenditures quarter over quarter was due to the implementation of a new enterprise resource planning (“ERP”) platform across all of our locations, as well as capital spend to relocate our Denville distribution business and UK manufacturing operations to North Carolina and Holliston, MA, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the three months ended March 31, 2015, financing activities provided cash of $0.8 million, compared with $0.9 million of cash used by financing activities for the three months ended March 31, 2014.  During the three months ended March 31, 2015, we borrowed $3.3 million under our credit facility, repaid $2.9 million of debt under our credit facility and term loans and ended the quarter with $21.9 million of borrowings. Net proceeds from the issuance of common stock for the three months ended March 31, 2015 was $0.4 million, which related to the exercise of stock options. During the three months ended March 31, 2014, we repaid $1.3 million of debt under our credit facility and term loans, and ended the quarter with $23.5 million of borrowings. Net proceeds from the issuance of common stock for the three months ended March 31, 2014 was $0.3 million, which related to the exercise of stock options.

Borrowing Arrangements

On August 7, 2009, we entered into an amended and restated $20.0 million revolving credit loan agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders (as amended, the “2009 Credit Agreement”). On September 30, 2011, we entered into the First Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “First Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The First Amendment extended the maturity date of our credit facility to August 7, 2013 and reduced the interest rate to the London Interbank Offered Rate plus 3.0%. On October 4, 2012, we entered into the Second Amendment to the Amended and Restated Revolving Credit Loan Agreement (the “Second Amendment”) with Bank of America as agent, and Bank of America and Brown Brothers Harriman & Co as lenders. The Second Amendment extended the maturity date of our credit facility to August 7, 2014.

On March 29, 2013, we entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders, that amended and restated the 2009 Credit Agreement. The Credit Agreement converted our existing outstanding revolving advances into a term loan in the principal amount of $15.0 million (the “Term Loan”), provided a revolving credit facility in the maximum principal amount of $25.0 million (“Revolving Line”) and provided a delayed draw term loan of up to $15.0 million (the “DDTL”) to fund our capital contributions to HART.  The maximum amount available under the Credit Agreement is $50.0 million as borrowings against the DDTL in excess of $10.0 million result in a dollar for dollar reduction in the Revolving Line capacity. The Revolving Line, Term Loan and DDTL each have a maturity date of March 29, 2018 (the maturity date of the Revolving Line was extended from March 29, 2016 in connection with the Third Amendment.

On October 31, 2013, we amended the Credit Agreement to reduce the DDTL from up to $15.0 million to up to $10.0 million and allow for an additional $5.0 million to be available for drawing as advances under the Revolving Line.

Prior to the Third Amendment, borrowings under the Term Loan and the DDTL accrued interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the British Bankers’ Association (BBA) LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. Prior to the Third Amendment, the Revolving Line accrued interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. We were required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of interest rate swaps. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings.

At March 31, 2015, the weighted effective interest rates on the Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.55% and 2.68%, respectively. The Credit Agreement includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of March 31, 2015, we were in compliance with all financial covenants contained in the Credit Agreement; we were subject to covenant and working capital borrowing restrictions, and had available borrowing capacity under the Credit Agreement of $6.2 million.

On April 24, 2015, we entered into the Third Amendment which extended the maturity date of the Revolving Line to March 29, 2018 and reduced the interest rate to the London Interbank Offered Rate plus 2.25%, 2.75% and 2.75% on the Revolving Line, Term Loan and DDTL, respectively.

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

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 12, 2015.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the British pound sterling, the Euro, the Canadian dollar and the Swedish krona.

During three months ended March 31, 2015, the U.S dollar’s strengthening in relation to those currencies resulted in an unfavorable translation effect on our consolidated revenues and a slight favorable translation effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of $1.1 million and a favorable effect on expenses of $1.2 million. During three months ended March 31, 2014, changes in foreign currency exchange rates resulted in increases in revenues of $0.5 million and expenses of $0.4 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income, was approximately $4.5 million for the three months ended March 31, 2015, compared to a gain of $0.2 million for the three months ended March 31, 2014. In addition, currency exchange rate fluctuations included as a component of net (loss) income resulted in approximately $0.2 million in currency gains during the three months ended March 31, 2015, compared to $0.1 million in foreign currency losses during the three months ended March 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of our 2017 fiscal year. In April 2015 the FASB issued an exposure draft proposing a one-year delay of the effective date. Under the proposed amendments, the standard would take effect in 2018 for calendar year-end public entities. The proposal is open for comment through May 29, 2015. We are assessing the new standard and have not yet determined the impact to our consolidated financial statements.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2015, we had $21.9 million outstanding under our Credit Agreement.  The purpose of the Credit Agreement was to convert our existing outstanding revolving advances into a Term Loan in the principal amount of $15.0 million, provide a Revolving Line facility in the maximum principal amount of $25.0 million, and provide a DDTL of up to $10.0 million, reduced from $15.0 million as discussed below, to fund capital contributions to our subsidiary, HART. The Revolving Line has a maturity date of March 29, 2016, while the Term Loan and DDTL have a maturity date of March 29, 2018.  On October 31, 2013, we amended the Credit Agreement to reduce the DDTL from up to $15.0 million to up to $10.0 million and allow for an additional $5.0 million to be available for drawing as advances under the Revolving Line.

Prior to the Third Amendment, borrowings under the Term Loan and the DDTL accrued interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. Prior to the Third Amendment, the Revolving Line accrued interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%.  We were required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of an interest rate swap. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments are due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings. Effective June 5, 2013, we entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed LIBOR associated with the Term Loan at 0.96% plus a bank margin of 3.0%. Effective November 29, 2013, we entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in LIBOR associated with a portion of our DDTL. The swap contract converted specific variable-rate debt into fixed rate debt and fixed LIBOR associated with half of the DDTL amount at 0.93% plus a bank margin of 3.0%. The notional amount of our derivative instruments as of March 31, 2015 was $12.5 million. These swap contracts were associated with reducing or eliminating interest rate risk and were designated as cash flow hedge instruments in accordance with ASC 815.  We use interest-rate-related derivative instruments to manage our exposure related to changes in interest rates on our variable-rate debt instruments. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not speculate using derivative instruments.

On April 24, 2015, we entered the Third Amendment which extended the maturity date of the Revolving Line to March 29, 2018 and reduced the interest rate to the London Interbank Offered Rate plus 2.25%, 2.75% and 2.75% on the Revolving Line, Term Loan and DDTL, respectively.

As of March 31, 2015, the weighted effective interest rates on our Term Loan , DDTL and Revolving Line borrowings were 3.96%, 3.55% and 2.68%, respectively. Assuming no other changes which would affect the margin of the interest rate under our Term Loan, DDTL and Revolving Line, the effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of March 31, 2015 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of March 31, 2015	Interest expense increase
(in thousands)
Interest rates increase by 1%	$94
Interest rates increase by 2%	$188

Item  4.   Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts have led to various changes in our internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During three months ended March 31, 2015, we launched the first live phase of our Enterprise Resource Planning, or ERP, system implementation. In subsequent periods, the remaining phases of the ERP system implementation will be launched. While the implementation automated certain manual internal controls, it did not materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

To our knowledge, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there has been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 12, 2015.

Item 6.	Exhibits

Exhibit Index
10.1	Second Amendment to Employment Agreement between Harvard Bioscience, Inc. and Jeffrey A. Duchemin, dated March 1, 2015.
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 7, 2015

HARVARD BIOSCIENCE, INC.

By:	/S/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

By:	/S/ ROBERT E. GAGNON
Robert E. Gagnon
Chief Financial Officer

INDEX TO EXHIBITS

10.1	Second Amendment to Employment Agreement between Harvard Bioscience, Inc. and Jeffrey A. Duchemin, dated March 1, 2015.
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.