Form 10-Q
period 2016-03-31
HARVARD BIOSCIENCE INC
filed 2016-05-16
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 34,069,549 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$4,175	$6,744
Accounts receivable, net of allowance for doubtful accounts of $347 and $310, respectively	18,020	17,547
Inventories	22,216	22,343
Deferred income tax assets - current	-	42
Other receivables and other assets	4,331	3,873
Total current assets	48,742	50,549

Property, plant and equipment, net	5,733	5,902
Deferred income tax assets - non-current	1,039	995
Amortizable intangible assets, net	20,530	20,872
Goodwill	40,473	40,357
Other indefinite lived intangible assets	1,231	1,223
Other assets	132	152
Total assets	$117,880	$120,050

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$2,376	$2,364
Accounts payable	6,172	8,782
Deferred revenue	783	752
Accrued income taxes	231	290
Accrued expenses	5,626	4,021
Deferred income tax liabilities - current	-	2,246
Other liabilities - current	708	868
Total current liabilities	15,896	19,323

Long-term debt, less current installments	14,772	16,369
Deferred income tax liabilities - non-current	6,115	3,775
Other long term liabilities	2,902	2,985
Total liabilities	39,685	42,452

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 41,815,056 and 41,724,772 shares issued and 34,069,549 and 33,979,265 shares outstanding, respectively	416	416
Additional paid-in-capital	212,097	211,457
Accumulated deficit	(112,359)	(111,723)
Accumulated other comprehensive loss	(11,291)	(11,884)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	78,195	77,598
Total liabilities and stockholders' equity	$117,880	$120,050

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Revenues	$26,963	$25,763
Cost of revenues (exclusive of items shown separately below)	14,018	14,285
Gross profit	12,945	11,478

Sales and marketing expenses	5,102	5,199
General and administrative expenses	5,948	4,831
Research and development expenses	1,425	1,748
Restructuring charges	11	57
Amortization of intangible assets	680	793
Total operating expenses	13,166	12,628

Operating loss	(221)	(1,150)

Other (expense) income:
Foreign exchange	(9)	223
Interest expense	(164)	(222)
Interest income	1	1
Other expense	(50)	(616)
Other expense, net	(222)	(614)

Loss before income taxes	(443)	(1,764)
Income tax expense (benefit)	193	(363)
Net loss	$(636)	$(1,401)

Loss per share:
Basic loss per common share	$(0.02)	$(0.04)

Diluted loss per common share	$(0.02)	$(0.04)

Weighted average common shares:
Basic	34,013	32,908

Diluted	34,013	32,908

Comprehensive loss:
Net loss	$(636)	$(1,401)
Foreign currency translation adjustments	616	(4,497)
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(36)	(59)
Amounts reclassified from accumulated other comprehensive loss to net loss	13	26
Total comprehensive loss	$(43)	$(5,931)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(636)	$(1,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	754	580
Depreciation	385	364
Loss on disposal of fixed assets	-	19
Amortization of catalog costs	3	6
Provision for allowance for doubtful accounts	37	6
Amortization of intangible assets	680	793
Amortization of deferred financing costs	28	15
Deferred income taxes	4	(255)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(463)	115
Decrease (increase) in inventories	211	(758)
Decrease (increase) in other receivables and other assets	(463)	(149)
(Decrease) increase in trade accounts payable	(2,679)	790
Decrease in accrued income taxes	(77)	(301)
Increase (decrease) in accrued expenses	1,481	(648)
Increase in deferred revenue	32	355
Decrease in other liabilities	(23)	(28)
Net cash used in operating activities	(726)	(497)

Cash flows used in investing activities:
Additions to property, plant and equipment	(201)	(1,044)
Additions to catalog costs	(4)	-
Acquisitions, net of cash acquired	-	(4,545)
Net cash used in investing activities	(205)	(5,589)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	1,000	3,300
Repayments of debt	(2,613)	(2,850)
Net (taxes paid for) proceeds from issuance of common stock	(113)	382
Net cash (used in) provided by financing activities	(1,726)	832

Effect of exchange rate changes on cash	88	(849)
Decrease in cash and cash equivalents	(2,569)	(6,103)
Cash and cash equivalents at the beginning of period	6,744	14,134
Cash and cash equivalents at the end of period	$4,175	$8,031

Supplemental disclosures of cash flow information:
Cash paid for interest	$194	$175
Cash paid for income taxes, net of refunds	$171	$350

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience” or the “Company”) as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on April 29, 2016.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2016, results of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015, as applicable, have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 29, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company is evaluating the impact of ASU 2016-09 on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The Company adopted this guidance during the three months ended March 31, 2016. The consolidated balance sheet as of December 31, 2015, included in these consolidated financial statements, reflects a restatement to reclassify unamortized deferred financing costs of approximately $0.2 million from other long-term assets to long-term debt. For deferred financing costs paid to secure long-term debt, the Company made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires all deferred income taxes to be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The update is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted at the beginning of an interim or annual period. During the three months ended March 31, 2016, the Company early adopted the new guidance on a prospective basis and has presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at March 31, 2016. Prior periods presented in the consolidated financial statements were not retrospectively adjusted.

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

(in thousands)	Foreign currency translation adjustments	Derivatives qualifying as hedges	Defined benefit pension plans	Total

Balance at December 31, 2015	$(9,594)	$(10)	$(2,280)	$(11,884)

Other comprehensive income (loss) before reclassifications	616	(36)	-	580
Amounts reclassified from AOCI	-	13	-	13

Other comprehensive income (loss)	616	(23)	-	593

Balance at March 31, 2016	$(8,978)	$(33)	$(2,280)	$(11,291)

4.	Acquisitions

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

The following consolidated pro forma information is based on the assumption that the acquisition of HEKA occurred on January 1, 2015. Accordingly, the historical results have been adjusted to reflect amortization expense that would have been recognized on such a pro forma basis. The pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had the Company completed the acquisition during these periods or which might be reported in the future.

Three Months Ended March 31,
2015
(in thousands)
Pro Forma
Revenues	$25,860
Net loss	(1,390)

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $6,000 and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

5.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	March 31, 2016		December 31, 2015		Life (a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$16,120	$(11,906)	$16,022	$(11,686)	7.3	Years
Trade names	7,724	(3,221)	7,636	(3,076)	8.7	Years
Distribution agreements/customer relationships	23,917	(12,238)	23,676	(11,849)	9.7	Years
Patents	238	(104)	245	(96)	2.9	Years
Total amortizable intangible assets	47,999	$(27,469)	47,579	$(26,707)

Indefinite-lived intangible assets:
Goodwill	40,473		40,357
Other indefinite-lived intangible assets	1,231		1,223
Total goodwill and other indefinite-lived intangible assets	41,704		41,580

Total intangible assets	$89,703		$89,159

(a) Weighted average life as of March 31, 2016.

The change in the carrying amount of goodwill for the three months ended March 31, 2016 is as follows:

(in thousands)
Balance at December 31, 2015	40,357
Effect of change in currency translation	116
Balance at March 31, 2016	$40,473

Intangible asset amortization expense was $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.8 million for the year ending December 31, 2016, $2.5 million for the year ending December 31, 2017, $2.4 million for the year ending December 31, 2018, $2.2 million for the year ending December 31, 2019 and $2.2 million for the year ending December 31, 2020.

6.	Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Finished goods	$10,390	$10,957
Work in process	1,135	888
Raw materials	10,691	10,498
Total	$22,216	$22,343

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Land, buildings and leasehold improvements	$2,825	$2,825
Machinery and equipment	10,200	10,131
Computer equipment and software	7,655	7,503
Furniture and fixtures	1,366	1,358
Automobiles	105	103
	22,151	21,920
Less: accumulated depreciation	(16,418)	(16,018)
Property, plant and equipment, net	$5,733	$5,902

8.	Restructuring and Other Exit Costs

Q4 2015 Restructuring Plan

The Company committed to a restructuring plan on October 27, 2015, which included eliminating certain positions made redundant as a result of its site consolidations, as well as a realignment of its commercial sales team. Payments related to this plan are expected to be made through the second quarter of 2016. Activity and liability balances related to these charges were as follows:

Severance Costs
(in thousands)
Restructuring balance at December 31, 2015	$90
Cash payments	(56)
Restructuring balance at March 31, 2016	$34

Q1 2015 Restructuring Plan

During the first quarter of 2015, the Company’s management initiated a plan to relocate certain manufacturing operations in order to create organizational efficiencies and reduce operating expenses. The 2015 restructuring plan included plans to consolidate the manufacturing operations of its Coulbourn subsidiary to its headquarters in Holliston, MA. Payments related to this plan are expected to be made through the second quarter of 2016. For the three months ended March 31, 2016, activity and liability balances related to these charges were as follows:

	Severance Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2015	$11	$-	$11
Restructuring charges	-	3	3
Cash payments	-	(3)	(3)
Restructuring balance at March 31, 2016	$11	$-	$11

For the three months ended March 31, 2015, activity and liability balances related to these charges were as follows:

Severance Costs
(in thousands)
Restructuring charges	27
Cash payments	-
Restructuring balance at March 31, 2015	$27

2014 Restructuring Plan

During the fourth quarter of 2014, the Company’s management initiated a plan to relocate certain distribution and manufacturing operations in order to create organizational efficiencies and reduce operating expenses. The 2014 restructuring plan included plans to relocate the distribution operations of the Company’s Denville Scientific subsidiary from New Jersey to North Carolina, as well as consolidating the manufacturing operations of its Biochrom subsidiary to its headquarters in Holliston, MA. Payments related to this plan are expected to be made through the second quarter of 2016. For the three months ended March 31, 2016, activity and liability balances related to these charges were as follows:

	Severance Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2015	$31	$-	$31
Restructuring charges	-	8	8
Cash payments	-	(8)	(8)
Effect of change in currency translation	(1)	-	(1)
Restructuring balance at March 31, 2016	$30	$-	$30

For the three months ended March 31, 2015, activity and liability balances related to these charges were as follows:

	Severance Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2014	$626	$-	$626
Restructuring charges	-	30	30
Cash payments	-	(30)	(30)
Effect of change in currency translation	(21)	-	(21)
Restructuring balance at March 31, 2015	$605	$-	$605

Aggregate net restructuring charges for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Restructuring charges	$11	$57

9.	Related Party Transactions

As part of the acquisitions of MCS, TBSI and HEKA, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS, TBSI and HEKA were employees of the Company as of March 31, 2015,while the principals of such former owners of MCS and TBSI were employees of the Company as of March 31, 2016. Pursuant to a lease agreement, the Company incurred rent expense of approximately $58,000 and $11,000 to the former owners of MCS and TBSI, respectively, for the three months ended March 31, 2016. Pursuant to a lease agreement, the Company incurred rent expense of approximately $55,000, $11,000 and $39,000 to the former owners of MCS, TBSI and HEKA, respectively, for the three months ended March 31, 2015.

10.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning Balance	Payments	Additions/ (Credits)	Ending Balance
	(in thousands)

Year ended December 31, 2015	$252	(81)	(24)	$147

Three months ended March 31, 2016	$147	(20)	66	$193

11.	Employee Benefit Plans

Certain of the Company’s subsidiaries in the United Kingdom, or UK, Harvard Apparatus Limited and Biochrom Limited, maintain contributory, defined benefit or defined contribution pension plans for substantially all of their employees. These defined benefit pension plans are closed to new employees, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$168	$177
Expected return on plan assets	(181)	(166)
Net amortization loss	80	75
Net periodic benefit cost	$67	$86

For the three months ended March 31, 2016 and 2015, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. The Company expects to contribute approximately $0.6 million to its defined benefit pension plans during the remainder of 2016.

The Company had an underfunded pension liability of approximately $2.8 million, as of March 31, 2016 and December 31, 2015, included in the other long term liabilities line item in the consolidated balance sheets.

12.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2021 and thereafter. Rent expense, which is recorded on a straight-line basis, is estimated to be $1.9 million for the year ended December 31, 2016. Rent expense was approximately $0.5 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at March 31, 2016, are as follows:

Operating Leases
(in thousands)
2017	$1,727
2018	1,717
2019	1,612
2020	1,439
2021	1,219
Thereafter	3,755
Net minimum lease payments	$11,469

13.	Capital Stock

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of March 31, 2016, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the “ESPP”)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. Under this plan, 750,000 shares of common stock are authorized for issuance of which 644,011 shares were issued as of March 31, 2016. During the three months ended March 31, 2016 and 2015, no shares of the Company’s common stock were issued under the ESPP.

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

Restricted Stock Units with a Market Condition (the “Market Condition RSU’s”)

On August 3, 2015, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSU’s to members of the Company’s management team under the Third A&R Plan. The vesting of these Market Condition RSU’s is cliff-based and linked to the achievement of a relative total shareholder return of the Company’s common stock from August 3, 2015 to the earlier of (i) August 3, 2018 or (ii) upon a change of control (measured relative to the Russell 3000 index and based on the 20-day trading average price before each such date). As of March 31, 2016, the target number of these restricted stock units that may be earned is 196,785 shares; the maximum amount is 150% of the target number.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, Market Condition RSU’s and employee stock purchases related to the ESPP.

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the three months ended March 31, 2016 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value	Market Condition RSU's Outstanding	Grant Date Fair Value
Balance at December 31, 2015	5,022,186	$3.85	313,559	$5.29	185,538	$4.81
Granted	16,000	2.87	110,400	3.23	-	-
Vested (RSUs)	-	-	(122,920)	4.30	-	-
Cancelled / forfeited	(63,746)	4.24	-	-	-	-
Balance at March 31, 2016	4,974,440	$3.84	301,039	$4.94	185,538	$4.81

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended March 31, 2016 and 2015 was $1.11 and $2.30, respectively. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Volatility	40.26%		42.34%
Risk-free interest rate	1.48%		1.74%
Expected holding period (in years)	5.36	years	5.70	years
Dividend yield	-%		-%

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

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the three months ended March 31, 2016 and 2015 was allocated as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Cost of revenues	$11	$21
Sales and marketing	101	87
General and administrative	622	449
Research and development	20	23
Total stock-based compensation	$754	$580

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

	Three Months Ended March 31,
	2016	2015

Basic	34,013,352	32,908,101
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSU's	-	-
Diluted	34,013,352	32,908,101

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSU’s of approximately 5,461,017 and 5,331,821 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, as the impact of these shares would be anti-dilutive.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The Company adopted this guidance during the three months ended March 31, 2016. The consolidated balance sheet as of December 31, 2015, included in these consolidated financial statements, reflects a restatement to reclassify unamortized deferred financing costs of approximately $0.2 million from other long-term assets to long-term debt. For deferred financing costs paid to secure long-term debt, the Company made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

As of March 31, 2016 and December 31, 2015, the Company had net borrowings of $17.1 million and $18.7 million, respectively, outstanding under its Credit Agreement. As of March 31, 2016, the Company was in compliance with all financial covenants contained in the Credit Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Credit Agreement of $4.4 million.

As of March 31, 2016, the weighted effective interest rates, net of the impact of the Company’s interest rate swaps, on its Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.56% and 2.68%, respectively.

As of March 31, 2016 and December 31, 2015, the Company’s borrowings were comprised of:

	March 31, 2016	December 31, 2015
	(in thousands)
Long-term debt:
Term loan	$6,412	$6,750
DDTL	5,225	5,500
Revolving line	5,650	6,650
Total unamortized deferred financing costs	(139)	(167)
Total debt	17,148	18,733
Less: current installments	(2,450)	(2,450)
Current unamortized deferred financing costs	74	86
Long-term debt	$14,772	$16,369

15.	Derivatives

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

The Company uses variable-rate London Interbank Offered Rate (LIBOR) debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged. In accordance with its Credit Agreement, the Company was required to fix the rate of interest on at least 50% of its Term Loan and the DDTL through the purchase of interest rate swaps. On June 5, 2013, the Company entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. On November 29, 2013, the Company entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the DDTL. The notional amount of the Company’s derivative instruments as of March 31, 2016 was $8.5 million. The Term Loan swap contract effectively converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.96% plus a bank margin of 3.0%. The DDTL swap contract effectively converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.93% plus a bank margin of 3.0%.The interest rate swaps were designated as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of March 31, 2016 and December 31, 2015.

		March 31, 2016 Notional Amount	March 31, 2016 Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$8,500	$(33)

		December 31, 2015 Notional Amount	December 31, 2015 Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$9,500	$(10)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three months ended March 31, 2016 and 2015:

Derivatives in Hedging Relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest rate swaps	$(36)	$(59)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)		Location of amount
	Three Months Ended March 31,		reclassified from AOCI
	2016	2015	into income (effective portion)
	(in thousands)
Interest rate swaps	$13	$26	Interest expense

As of March 31, 2016, $28,000 of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2016 or 2015.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$33	$-	$33

	Fair Value as of December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$10	$-	$10

The Company uses the market approach technique to value its financial liabilities. The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Income Tax

Income tax was an approximately $0.2 million expense and $0.4 million benefit for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate was 15.0% for the three months ended March 31, 2016, compared with a benefit of 20.6% for the same period in 2015. The tax rate for the three months ended March 31, 2016 was based on actual results for the three-month period rather than an effective tax rate estimated for the entire year. The Company determined that using a year-to-date approach resulted in a better estimate of income tax expense based on its 2016 forecast of pre-tax income, the mix of income across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between the Company’s effective tax rate quarter over quarter was primarily attributable to higher pre-tax income in 2016 versus 2015, as well as the mix of earnings between its domestic and foreign businesses.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires all deferred income taxes to be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The update is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted at the beginning of an interim or annual period. During the three months ended March 31, 2016, the Company early adopted the new guidance on a prospective basis and has presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at March 31, 2016. Prior periods presented in the consolidated financial statements were not retrospectively adjusted.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include reductions in customers’ research budgets or government funding; domestic and global economic conditions; economic, political and other risks associated with international revenues and operations; currency exchange rate fluctuations; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; the seasonal nature of purchasing in Europe; our failure to expand into foreign countries and international markets; our failure to realize the expected benefits of facility consolidations; our inability to manage our growth; competition from our competitors; material weakness in our internal control over financial reporting; ineffective disclosure controls and procedures; failure or inadequacy of the our information technology structure; impact of difficulties implementing our enterprise resource planning systems; our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; unanticipated costs relating to acquisitions and known and unknown costs arising in connection with our consolidation of business functions and any restructuring initiatives; our inability to effectively sell spectrophotometer products following the retirement of the GE Healthcare brand; failure of any banking institution in which we deposit our funds or its failure to provide services; our substantial debt and our ability to meet the financial covenants contained in our credit facility; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of our spin-off of Biostage, Inc., f/k/a Harvard Apparatus Regenerative Technology, Inc., to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes; the failure of Biostage to indemnify us for any liabilities associated with Biostage’’s business; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs;  our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

At the end of 2013 we began a multiple year restructuring program to reduce costs, align global functions, consolidate facilities, and reinvest in key areas such as sales and IT. As part of the reinvestment, we initiated a multiple year plan in 2014 to invest in and implement a new global enterprise resource planning platform. Additionally, during 2014, as part of the restructuring program, we initiated plans to relocate and consolidate the distribution, finance and marketing operations of our Denville Scientific, Inc. subsidiary (“Denville Scientific”) to Charlotte, North Carolina and our Holliston, MA headquarters, and relocate the manufacturing operations of our Biochrom Ltd. subsidiary (“Biochrom”) to our Holliston, MA headquarters. During the first quarter of 2015, we initiated plans to relocate the operations of our subsidiary, Coulbourn Instruments, LLC (“Coulbourn”), to our Holliston, MA headquarters. During the second quarter of 2015, we initiated plans to relocate the operations of HEKA Electronics Incorporated, our HEKA Canada subsidiary (“HEKA Canada”), to HEKA Electronik Dr. Schulze GmbH, our HEKA Germany subsidiary (“HEKA Germany”). Also during the second quarter of 2015, and simultaneously with the HEKA Canada move, we initiated plans to relocate the operations of HEKA Instruments Incorporated, our United States HEKA subsidiary (“HEKA U.S.”, and together with HEKA Canada and HEKA Germany, “HEKA”), to our Holliston, MA headquarters. As of December 31, 2015, these relocation plans have been completed. Additionally, we committed to a restructuring plan on October 27, 2015, which included eliminating certain redundancies as a result of our site consolidations, as well as a realignment of our commercial sales team. We believe the overall restructuring program positions us to stabilize, focus on, and grow the life science business going forward.

During the third quarter of 2015, GE Healthcare informed us of its decision to discontinue the sale of its spectrophotometer products by the end of 2015. This line of products includes the GE brands NanoVue and SimpliNano, which we manufacture and distributed through GE. As of January 1, 2016, we are selling the NanoVue and SimpliNano spectrophotometers through our own direct sales force and through distribution partners, as well as servicing previously sold products in the field, yielding a new source of revenue and higher gross margins.

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

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our Cell and Animal Physiology product line. This product line includes both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 61% and 60% of our revenues for the three months ended March 31, 2016 and 2015, respectively.

Products in our Molecular Separation and Analysis product line are generally sold by distributors, and are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended March 31, 2016 and 2015, approximately 39% and 40% of our revenues, respectively, were derived from sales to distributors.

For the three months ended March 31, 2016 and 2015, approximately 61% and 66% of our revenues, respectively, were derived from products we manufacture, approximately 16% and 9%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 23% and 25%, respectively, were derived from distributed products sold under our brand names.

For the three months ended March 31, 2016 and 2015, approximately 38% and 41% of our revenues, respectively, were derived from sales made by our non-United States operations.

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $0.8 million and $0.6 million, respectively. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

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

Bookings were $26.1 million and $26.7 million for the three months ended March 31, 2016 and 2015, respectively. Excluding the effects of currency translation, our bookings decreased $0.3 million, or 1.1% from the three months ended March 31, 2015.

Our order backlog was approximately $8.0 million and $7.7 million as of March 31, 2016 and 2015, respectively. Excluding the effects of currency translation, our backlog increased $0.4 million, or 4.6% from December 31, 2015. The increase in backlog was primarily the result of the timing of customer orders and shipments. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period.

Selected Results of Operations

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

	Three Months Ended
	March 31,		Dollar	%
	2016	2015	Change	Change
	(dollars in thousands)
Revenues	$26,963	$25,763	$1,200	4.7%
Cost of revenues	14,018	14,285	(267)	-1.9%
Gross margin percentage	48.0%	44.6%	N/A	7.8%
Sales and marketing expenses	5,102	5,199	(97)	-1.9%
General and administrative expenses	5,948	4,831	1,117	23.1%
Research and development expenses	1,425	1,748	(323)	-18.5%
Restructuring charges	11	57	(46)	-80.7%
Amortization of intangible assets	680	793	(113)	-14.2%

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

Revenues

Revenues for the three months ended March 31, 2016 were $27.0 million, an increase of approximately 4.7%, or $1.2 million, compared to revenues of $25.8 million for the three months ended March 31, 2015.

The increase in revenues was primarily driven by our Cell and Animal Physiology product family, as well as geographic increase in the U.S. and Asia. The increase in revenues was partially offset by the negative impact of GE Healthcare discontinuing the sale of its spectrophotometer products and currency translation, which amounted to approximately $0.5 million and $0.3 million, respectively, in lower revenues during the three months ended March 31, 2016. Excluding the impact of currency translation, revenues increased approximately 6.0%.

Reconciliation of Changes In Revenues Compared to the

Same Period of the Prior Year

For the Three Months Ended
March 31, 2016

Growth	6.0%

Foreign exchange effect	-1.3%

Net revenue growth	4.7%

Cost of revenues

Cost of revenues were $14.0 million for the three months ended March 31, 2016, a decrease of $0.3 million, or 1.9%, compared with $14.3 million for the three months ended March 31, 2015. Gross profit margin as a percentage of revenues increased to 48.0% for the three months ended March 31, 2016 compared with 44.6% for 2015. The increase in gross profit margin was due primarily to higher revenues, the savings associated with the relocation and consolidation of certain facilities in 2015, as well as a decrease in purchase accounting fair value step-up charges recorded in 2015, partially offset by unfavorable currency translation.

Sales and marketing expenses

Sales and marketing expenses decreased $0.1 million, or 1.9%, to $5.1 million for the three months ended March 31, 2016 compared with $5.2 million for the three months ended March 31, 2015. The decrease was primarily due to the impact of our restructuring activities and favorable currency translation.

General and administrative expenses

General and administrative expenses were $5.9 million for the three months ended March 31, 2016, an increase of $1.1 million, or 23.1%, compared with $4.8 million for the three months ended March 31, 2015. The increase was primarily due to the forensic investigation costs incurred during the three months ended March 31, 2016 and higher stock compensation expense, partially offset by the impact of our restructuring activities and favorable currency translation.

Research and development expenses

Research and development expenses were $1.4 million for the three months ended March 31, 2016, a decrease of $0.3 million, or 18.5%, compared with $1.7 million for the three months ended March 31, 2015. The decrease was primarily due to the impact of our restructuring activities and favorable currency translation.

Restructuring

Restructuring charges were $11,000 for three months ended March 31, 2016 compared with $57,000 for the three months ended March 31, 2015. Restructuring charges during the three months ended March 31, 2015 included additional charges related to a 2014 restructuring plan as well as charges related to a restructuring plan we implemented during the three months ended March 31, 2015. The 2014 restructuring plan realigned global operations and included actions to move the Biochrom manufacturing and Denville Scientific distribution operations to Holliston, MA and Charlotte, NC, respectively. The 2015 restructuring plan included actions to move the Coulbourn Instruments’ operations to Holliston, MA. Restructuring charges recorded during the three months ended March 31, 2016 included additional charges related to the two restructuring plans described above.

Amortization of intangible assets

Amortization of intangible asset expenses was $0.7 million for the three months ended March 31, 2016 compared with $0.8 million for the three months ended March 31, 2015.

Other expense, net

Other expense, net, was $0.2 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Included in other expense, net for the three months ended March 31, 2016 was interest expense of $0.2 million. For the three months ended March 31, 2015 other expense, net included $0.2 million of interest expense. The decrease in other expense, net was primarily due to a decrease in acquisition related costs, including due diligence and deal investigative activities, partially offset by currency exchange rate fluctuations. Acquisition related costs for the three months ended March 31, 2016 were $6,000, compared to $0.6 million in during the three months ended March 31, 2015. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $9,000 in currency losses during the three months ended March 31, 2016, compared to $0.2 million in currency gains during the three months ended March 31, 2015.

Income taxes

Income tax was an approximately $0.2 million expense and $0.4 million benefit for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate was 15.0% for the three months ended March 31, 2016, compared with a benefit of 20.6% for the same period in 2015. The tax rate for the three months ended March 31, 2016 was based on actual results for the three-month period rather than an effective tax rate estimated for the entire year. We determined that using a year-to-date approach resulted in a better estimate of income tax expense based on our 2016 forecast of pre-tax income, the mix of income across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between our effective tax rate quarter over quarter was primarily attributable to higher pre-tax income in 2016 versus 2015, as well as the mix of earnings between our domestic and foreign businesses.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and bank borrowings. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures. As previously discussed, on January 8, 2015, we acquired all of the issued and outstanding shares of HEKA for approximately $4.5 million, net of cash acquired. We funded the acquisition from our existing cash balances.

As of March 31, 2016, we held cash and cash equivalents of $4.2 million, compared with $6.7 million at December 31, 2015. As of March 31, 2016 and December 31, 2015, we had $17.1 million and $18.7 million, respectively, of borrowings outstanding under our credit facility, net of deferred financing costs. Total debt, net of cash and cash equivalents was $13.0 million at March 31, 2016, compared to $12.0 million at December 31, 2015. In addition, we had an underfunded United Kingdom pension liability of approximately $2.8 million at March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, cash and cash equivalents held by our foreign subsidiaries was $3.0 million and $5.7 million, respectively. Funds held by our foreign subsidiaries are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds, then United States federal and state income taxes would have to be recorded on such amounts. Our reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of December 31, 2015, we determined that the assertion of permanent reinvestment at our foreign subsidiaries in Canada and France was no longer appropriate and we repatriated approximately $3.2 million during the three months ended March 31, 2016. The total tax liability associated with the repatriation of undistributed earnings in Canada and France was approximately $1.7 million, however the liability was entirely offset by the foreign tax credits generated from the repatriation. We currently have no plans and do not intend to repatriate any of our undistributed foreign earnings in any other countries outside of Canada and France. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments, pension obligations and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

In January 2015, we acquired all the issued and outstanding shares of HEKA, a manufacturer with operations in Germany and Canada, and utilized approximately $5.9 million of our foreign cash on hand.

Condensed Cash Flow Statements

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Cash flows from operations:
Net loss	$(636)	$(1,401)
Changes in assets and liabilities	(1,981)	(624)
Other adjustments to operating cash flows	1,891	1,528
Net cash used in operating activities	(726)	(497)

Investing activities:
Additions to property, plant and equipment	(201)	(1,044)
Acquisitions, net of cash acquired	-	(4,545)
Other investing activities	(4)	-
Net cash used in investing activities	(205)	(5,589)

Financing activities:
Net (repayments of) proceeds from issuance of debt	(1,613)	450
Other financing activities	(113)	382
Net cash (used in) provided by financing activities	(1,726)	832

Effect of exchange rate changes on cash	88	(849)

(Decrease) increase in cash and cash equivalents	$(2,569)	$(6,103)

Our operating activities used cash of $0.7 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash flows from operations was primarily due changes in working capital quarter over quarter.

Our investing activities used cash of $0.2 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively. Investing activities during the three months ended March 31, 2016 included cash used for purchases of property, plant and equipment. Investing activities during the three months ended March 31, 2015 included cash used for acquisitions net of cash acquired and purchases of property, plant and equipment. We spent $0.2 million and $1.0 million on capital expenditures during the three months ended March 31, 2016 and 2015, respectively. The decrease in capital expenditures quarter over quarter was due primarily to the capital expenditures for the three months ended March 31, 2015 related to the first phase implementation of a new enterprise resource planning (“ERP”) platform across all of our locations, as well as capital spend to relocate our Denville distribution business and UK manufacturing operations to North Carolina and Holliston, MA, respectively. Additionally, in January 2015, we acquired HEKA for approximately $4.5 million, net of cash acquired.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the three months ended March 31, 2016, financing activities used cash of $1.7 million, compared with $0.8 million of cash provided by financing activities for the three months ended March 31, 2015. During the three months ended March 31, 2016, we borrowed $1.0 million under our credit facility, repaid $2.6 million of debt under our credit facility and term loans and ended the quarter with $17.1 million of borrowings, net of deferred financing costs of $0.1 million. Net cash paid for tax withholdings from the issuance of common stock for the three months ended March 31, 2016 was $0.1 million, which related to the vesting of restricted stock units. During the three months ended March 31, 2015, we borrowed $3.3 million under our credit facility, repaid $2.9 million of debt under our credit facility and term loans and ended with $21.9 million of borrowings at March 31, 2015. Net proceeds from the issuance of common stock for the three months ended March 31, 2015 were $0.4 million, which related to the exercise of stock options and the vesting of restricted stock units.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. We adopted this guidance during the three months ended March 31, 2016. The consolidated balance sheet as of December 31, 2015, included in these consolidated financial statements, reflects a restatement to reclassify unamortized deferred financing costs of approximately $0.2 million from other long-term assets to long-term debt. For deferred financing costs paid to secure long-term debt, we have made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

At March 31, 2016, the weighted effective interest rates on the Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.56% and 2.68%, respectively. The Credit Agreement includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of March 31, 2016, we were in compliance with all financial covenants contained in the Credit Agreement; we were subject to covenant and working capital borrowing restrictions, and had available borrowing capacity under the Credit Agreement of $4.4 million.

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

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on April 29, 2016.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the British pound sterling, the Euro, the Canadian dollar and the Swedish krona.

During the three months ended March 31, 2016, the U.S dollar’s strengthening in relation to those currencies resulted in an unfavorable translation effect on our consolidated revenues and a neutral effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $0.3 million and a favorable effect on expenses of approximately $0.3 million. During the three months ended March 31, 2015, changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of $1.1 million and a favorable effect on expenses of $1.2 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss, was approximately $0.6 million, compared to a loss of $4.5 million for the three months ended March 31, 2015.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $9,000 in currency losses during the three months ended March 31, 2016, compared to approximately $0.2 million in currency gains during the three months ended March 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. We are evaluating the impact of ASU 2016-09 on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. We adopted this guidance during the three months ended March 31, 2016. The consolidated balance sheet as of December 31, 2015, included in these consolidated financial statements, reflects a restatement to reclassify unamortized deferred financing costs of approximately $0.2 million from other long-term assets to long-term debt. For deferred financing costs paid to secure long-term debt, we have made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires all deferred income taxes to be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The update is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted at the beginning of an interim or annual period. During the three months ended March 31, 2016, we early adopted the new guidance on prospective basis and have presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at March 31, 2016. Prior periods presented in the consolidated financial statements were not retrospectively adjusted.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2016, we had $17.1 million outstanding under our Credit Agreement, net of deferred financing costs.

Prior to the Third Amendment, borrowings under the Term Loan and the DDTL accrued interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. Prior to the Third Amendment, the Revolving Line accrued interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. We were required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of an interest rate swap. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments are due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings. Effective June 5, 2013, we entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed LIBOR associated with the Term Loan at 0.96% plus a bank margin of 3.0%. Effective November 29, 2013, we entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in LIBOR associated with a portion of our DDTL. The swap contract converted specific variable-rate debt into fixed rate debt and fixed LIBOR associated with half of the DDTL amount at 0.93% plus a bank margin of 3.0%. The notional amount of our derivative instruments as of March 31, 2016 was $8.5 million. These swap contracts were associated with reducing or eliminating interest rate risk and were designated as cash flow hedge instruments in accordance with ASC 815. We use interest-rate-related derivative instruments to manage our exposure related to changes in interest rates on our variable-rate debt instruments. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not speculate using derivative instruments.

On April 24, 2015, we entered the Third Amendment which extended the maturity date of the Revolving Line to March 29, 2018 and reduced the interest rate to the London Interbank Offered Rate plus 2.25%, 2.75% and 2.75% on the Revolving Line, Term Loan and DDTL, respectively.

As of March 31, 2016, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan , DDTL and Revolving Line borrowings were 3.96%, 3.56% and 2.68%, respectively. Assuming no other changes which would affect the margin of the interest rate under our Term Loan, DDTL and Revolving Line, the effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of March 31, 2016 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of March 31, 2016	Interest expense increase
(in thousands)
Interest rates increase by 1%	$83
Interest rates increase by 2%	$165

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were not effective, as of March 31, 2016, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 29, 2016 (the “2015 Form 10-K”). Management has concluded that the material weaknesses that were present at December 31, 2015 were also present at March 31, 2016.

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in the 2015 Form 10-K, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, fairly present our financial condition, results of operations and cash flows in all material respects.

As previously disclosed in the 2015 Form 10-K, to remediate the material weaknesses described under the subheading “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2015 Form 10-K, we plan to implement the remediation initiatives described under the subheading “Remediation Plan” in Item 9A of the 2015 Form 10-K and will continue to evaluate the remediation and may in the future implement additional measures.

We plan to take actions to remediate the material weaknesses related to our internal control over financial reporting, as described above and in our 2015 Form 10-K. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

To our knowledge, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there has been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 29, 2016.

Item 6. Exhibits

Exhibit Index
10.1	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of March 9, 2016, by and among Harvard Bioscience, Inc., Bank of America, N.A. and Brown Brothers Harriman & Co.
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: May 16, 2016

HARVARD BIOSCIENCE, INC.

By:	/S/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

By:	/S/ ROBERT E. GAGNON
Robert E. Gagnon
Chief Financial Officer

INDEX TO EXHIBITS

10.1	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of March 9, 2016, by and among Harvard Bioscience, Inc., Bank of America, N.A. and Brown Brothers Harriman & Co.
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.