Form 10-Q
period 2016-09-30
HARVARD BIOSCIENCE INC
filed 2016-11-03
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 34,374,345 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$5,345	$6,744
Accounts receivable, net of allowance for doubtful accounts of $386 and $310,
respectively	15,115	17,547
Inventories	21,231	22,343
Deferred income tax assets - current	-	42
Other receivables and other assets	4,463	3,873
Total current assets	46,154	50,549

Property, plant and equipment, net	5,267	5,902
Deferred income tax assets - non-current	931	995
Amortizable intangible assets, net	18,861	20,872
Goodwill	39,624	40,357
Other indefinite lived intangible assets	1,227	1,223
Other assets	112	152
Total assets	$112,176	$120,050

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$2,374	$2,364
Accounts payable	6,142	8,782
Deferred revenue	729	752
Accrued income taxes	218	290
Accrued expenses	4,501	4,021
Deferred income tax liabilities - current	-	2,246
Other liabilities - current	478	868
Total current liabilities	14,442	19,323

Long-term debt, less current installments	12,668	16,369
Deferred income tax liabilities - non-current	6,532	3,775
Other long term liabilities	2,643	2,985
Total liabilities	36,285	42,452

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 42,119,852 and
41,724,772 shares issued and 34,374,345 and 33,979,265 shares outstanding, respectively	417	416
Additional paid-in-capital	214,132	211,457
Accumulated deficit	(114,710)	(111,723)
Accumulated other comprehensive loss	(13,280)	(11,884)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	75,891	77,598
Total liabilities and stockholders' equity	$112,176	$120,050

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$25,007	$25,731	$78,106	$80,294
Cost of revenues (exclusive of items shown separately below)	13,317	14,005	41,796	44,495
Gross profit	11,690	11,726	36,310	35,799

Sales and marketing expenses	5,006	5,028	15,194	15,355
General and administrative expenses	4,800	5,005	15,984	14,758
Research and development expenses	1,309	1,426	4,236	4,888
Restructuring (credits) charges	(17)	376	(5)	487
Amortization of intangible assets	729	666	2,099	2,137
Impairment charges	676	-	676	-
Total operating expenses	12,503	12,501	38,184	37,625

Operating loss	(813)	(775)	(1,874)	(1,826)

Other income (expense):
Foreign exchange	138	70	411	159
Interest expense	(142)	(204)	(486)	(641)
Interest income	1	1	2	5
Other expense, net	(64)	(188)	(143)	(984)
Other expense, net	(67)	(321)	(216)	(1,461)

Loss before income taxes	(880)	(1,096)	(2,090)	(3,287)
Income tax expense (benefit)	758	(249)	897	(1,388)
Net loss	$(1,638)	$(847)	$(2,987)	$(1,899)

Loss per share:
Basic loss per common share	$(0.05)	$(0.02)	$(0.09)	$(0.06)

Diluted loss per common share	$(0.05)	$(0.02)	$(0.09)	$(0.06)

Weighted average common shares:
Basic	34,327	33,933	34,157	33,474

Diluted	34,327	33,933	34,157	33,474

Comprehensive (loss) income:
Net loss	$(1,638)	$(847)	$(2,987)	$(1,899)
Foreign currency translation adjustments	(2,006)	(526)	(1,390)	(3,263)
Derivatives qualifying as hedges, net of tax:
Gain (loss) on derivative instruments designated and qualifying as cash flow hedges	11	(39)	(37)	(110)
Amounts reclassified from accumulated other comprehensive loss to net loss	8	22	31	72
Total comprehensive loss	$(3,625)	$(1,390)	$(4,383)	$(5,200)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,987)	$(1,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	2,596	2,049
Depreciation	1,173	1,157
Impairment charges	676	-
Loss on disposal of fixed assets	-	25
Non-cash restructuring credits	(27)	(79)
Amortization of catalog costs	13	8
Provision for allowance for doubtful accounts	59	3
Amortization of intangible assets	2,099	2,137
Amortization of deferred financing costs	72	58
Deferred income taxes	455	(1,024)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,145	754
Decrease (increase) in inventories	735	(1,310)
Increase in other receivables and other assets	(742)	(407)
(Decrease) increase in trade accounts payable	(2,785)	35
Decrease in accrued income taxes	(158)	(362)
Increase (decrease) in accrued expenses	296	(2,046)
Increase in deferred revenue	29	158
Increase (decrease) in other liabilities	7	(316)
Net cash provided by (used in) operating activities	3,656	(1,059)

Cash flows used in investing activities:
Additions to property, plant and equipment	(920)	(2,298)
Additions to catalog costs	(34)	-
Proceeds from sales of property, plant and equipment	-	6
Acquisitions, net of cash acquired	-	(4,545)
Net cash used in investing activities	(954)	(6,837)

Cash flows (used in) provided by financing activities:
Proceeds from issuance of debt	3,000	4,800
Repayments of debt	(6,738)	(6,100)
Payments of debt issuance costs	-	(32)
Net proceeds from issuance of common stock	80	1,953
Net cash (used in) provided by financing activities	(3,658)	621

Effect of exchange rate changes on cash	(443)	(769)
Decrease in cash and cash equivalents	(1,399)	(8,044)
Cash and cash equivalents at the beginning of period	6,744	14,134
Cash and cash equivalents at the end of period	$5,345	$6,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$468	$625
Cash paid for income taxes, net of refunds	$725	$625

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience” or the “Company”) as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on April 29, 2016.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2016, results of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) which amends ASC 230, Statement of Cash Flows to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

The Company is evaluating the impact of each of ASU 2014-09, ASU 2015-11, ASU 2016-02, ASU 2016-09, ASU 2016-13 and ASU 2016-15 on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The Company adopted this guidance during the nine months ended September 30, 2016. The consolidated balance sheet as of December 31, 2015, included in these consolidated financial statements, reflects a restatement to reclassify unamortized deferred financing costs of approximately $0.2 million from other long-term assets to long-term debt. For deferred financing costs paid to secure long-term debt, the Company made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires all deferred income taxes to be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The update is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted at the beginning of an interim or annual period. During the nine months ended September 30, 2016, the Company early adopted the new guidance on a prospective basis and has presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at September 30, 2016. Prior periods presented in the consolidated financial statements were not retrospectively adjusted.

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2015	$(9,594)	$(10)	$(2,280)	$(11,884)

Other comprehensive loss before reclassifications	(1,390)	(37)	-	(1,427)
Amounts reclassified from AOCI	-	31	-	31

Other comprehensive loss	(1,390)	(6)	-	(1,396)

Balance at September 30, 2016	$(10,984)	$(16)	$(2,280)	$(13,280)

4.	Acquisitions

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

In the second quarter of 2016, an immaterial correction was made to the allocation of the aggregate purchase price to the tangible and intangible assets acquired to increase both accrued liabilities and goodwill by $50,000 as of June 30, 2016. This correction has been reflected in the table above.

The results of operations for HEKA have been included in the Company’s consolidated financial statements from the date of acquisition.

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were immaterial for both the three and nine months ended September 30, 2016, respectively. Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $0.2 million and $0.9 million for the three and nine months ended September 30, 2015, respectively.

5.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	September 30, 2016		December 31, 2015		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$15,687	$(11,962)	$16,022	$(11,686)	7.1	Years
Trade names	7,623	(3,440)	7,636	(3,076)	8.2	Years
Distribution agreements/customer relationships	23,653	(12,800)	23,676	(11,849)	9.1	Years
Patents	216	(116)	245	(96)	2.4	Years
Total amortizable intangible assets	47,179	$(28,318)	47,579	$(26,707)

Indefinite-lived intangible assets:
Goodwill	39,624		40,357
Other indefinite-lived intangible assets	1,227		1,223
Total goodwill and other indefinite-lived intangible assets	40,851		41,580

Total intangible assets, gross	$88,030		$89,159

(a) Weighted average life as of September 30, 2016.

The change in the carrying amount of goodwill for the nine months ended September 30, 2016 is as follows:

(in thousands)
Balance at December 31, 2015	$40,357
Adjustment to purchase price allocation of prior year acquisition	50
Effect of change in currency translation	(783)
Balance at September 30, 2016	$39,624

Impairment of intangible assets

During the third quarter of 2016, the Company initiated plans to sell the operations of its AHN Biotechnologie GmbH subsidiary (“AHN”), a manufacturer of liquid handling products, located in Nordhausen, Germany. The Company assessed the held for sale accounting guidance, pursuant to ASC 360-10, and concluded that it had not met all the criteria for AHN’s assets and liabilities to be classified as held for sale as of September 30, 2016. As such, AHN’s assets and liabilities continue to be presented as held and used, and the results of its operations included within continuing operations as of, and for the three and nine months ended September 30, 2016, respectively.

As a result of the Company initiating plans to sell the operations of AHN, the Company evaluated the long-lived assets for impairment, pursuant to ASC 360-10. Based on the impairment analysis, the carrying amount of the long-lived assets exceeded the fair value of the long-lived assets as determined using the probability weighted present value of future cash flows. As a result, the Company recognized an impairment charge of $0.7 million for the three and nine months ended September 30, 2016 as part of operating expenses within its statements of operations. Of the overall charge, approximately $0.1 million was allocated to its intangible assets (trade name and customer relationships), while the remainder of the charge was allocated to its property, plant and equipment (machinery and equipment).

As also noted in footnote 18, on October 26, 2016, the Company sold AHN for $1.7 million in cash proceeds.

Amortization of intangible assets

Intangible asset amortization expense was $0.7 million for both the three months ended September 30, 2016 and 2015. Intangible asset amortization expense was $2.1 million for both the nine months ended September 30, 2016 and 2015. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.6 million for the year ending December 31, 2016, $2.5 million for the year ending December 31, 2017, $2.3 million for the year ending December 31, 2018, $2.2 million for the year ending December 31, 2019 and $2.1 million for the year ending December 31, 2020.

6.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Finished goods	$9,465	$10,957
Work in process	935	888
Raw materials	10,831	10,498
Total	$21,231	$22,343

7.	Property, Plant and Equipment

As disclosed in footnote 5, as a result of its decision to initiate a plan to sell the operations of AHN, during the third quarter of 2016 the Company recorded an impairment charge to property, plant and equipment of $0.6 million.

As of September 30, 2016 and 2015, property, plant and equipment consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Land, buildings and leasehold improvements	$2,594	$2,825
Machinery and equipment	9,590	10,131
Computer equipment and software	7,989	7,503
Furniture and fixtures	1,590	1,358
Automobiles	221	103
	21,984	21,920
Less: accumulated depreciation	(16,717)	(16,018)
Property, plant and equipment, net	$5,267	$5,902

8.	Restructuring and Other Exit Costs

During 2014, and 2015, the Company entered into various restructuring plans, which included eliminating certain positions made redundant as a result of its site consolidations, as well as a realignment of its commercial sales team. The 2014 restructuring plan included plans to relocate the distribution operations of the Company’s Denville Scientific subsidiary from New Jersey to North Carolina, as well as consolidating the manufacturing operations of its Biochrom subsidiary to its headquarters in Holliston, MA. Activity and liability balances related to these charges during the current year were as follows:

	Severance Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2015	$132	$-	$132
Restructuring charges	-	32	32
Non-cash reversal of restructuring charges	(27)	-	(27)
Cash payments	(101)	(28)	(129)
Effect of change in currency translation	(4)	(4)	(8)
Restructuring balance at September 30, 2016	$-	$-	$-

For the nine months ended September 30, 2015, activity and liability balances related to these charges were as follows:

	Severance Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2014	$626	$-	$626
Restructuring charges	227	339	566
Non-cash reversal of restructuring charges	(79)	-	(79)
Cash payments	(650)	(295)	(945)
Effect of change in currency translation	(8)	-	(8)
Restructuring balance at September 30, 2015	$116	$44	$160

Aggregate net restructuring charges for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Restructuring charges	$(17)	$376	$(5)	$487

9.	Related Party Transactions

As part of the acquisitions of MCS and Triangle BioSystems, Inc. (“TBSI”) in 2014, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of September 30, 2016 and 2015. Pursuant to a lease agreement, the Company incurred rent expense of approximately $59,000 and $172,000 to the former owners of MCS for both the three and nine months ended September 30, 2016 and September 30, 2015, respectively. The Company incurred rent expense of approximately $11,000 and $32,000 to the former owners of TBSI for both the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

10.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning		Additions/	Ending
	Balance	Payments	(Credits)	Balance
	(in thousands)

Year ended December 31, 2015	$252	(81)	(24)	$147

Nine months ended September 30, 2016	$147	(56)	94	$185

11.	Employee Benefit Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$156	$175	$492	$542
Expected return on plan assets	(168)	(165)	(530)	(510)
Net amortization loss	74	75	233	231
Net periodic benefit cost	$62	$85	$195	$263

For the three months ended September 30, 2016 and 2015, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. For the nine months ended September 30, 2016 and 2015, the Company contributed $0.5 million and $0.6 million, respectively, to its defined benefit pension plans. The Company expects to contribute approximately $0.3 million to its defined benefit pension plans during the remainder of 2016.

The Company had an underfunded pension liability of approximately $2.5 million and $2.8 million, as of September 30, 2016 and December 31, 2015, respectively, included in the other long term liabilities line item in the consolidated balance sheets.

12.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2021 and thereafter. Rent expense, which is recorded on a straight-line basis, is estimated to be $1.9 million for the year ended December 31, 2016. Rent expense was approximately $0.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. Rent expense was approximately $1.4 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at September 30, 2016, are as follows:

Operating
Leases
(in thousands)
2017	$1,754
2018	1,754
2019	1,647
2020	1,423
2021	1,216
Thereafter	3,372
Net minimum lease payments	$11,166

13.	Capital Stock

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of September 30, 2016, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the “ESPP”)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. Under this plan, 750,000 shares of common stock are authorized for issuance of which 683,364 shares were issued as of September 30, 2016. During the nine months ended September 30, 2016 and 2015, the Company issued 39,353 shares and 26,181 shares, respectively, of the Company’s common stock under the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2016 and 2015.

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

Restricted Stock Units with a Market Condition (the “Market Condition RSU’s”)

On August 3, 2015, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSU’s to certain members of the Company’s management team under the Third A&R Plan. The vesting of these Market Condition RSU’s is cliff-based and linked to the achievement of a relative total shareholder return of the Company’s common stock from August 3, 2015 to the earlier of (i) August 3, 2018 or (ii) upon a change of control (measured relative to the Russell 3000 index and based on the 20-day trading average price before each such date). As of September 30, 2016, the target number of these restricted stock units that may be earned is 182,150 shares; the maximum amount is 150% of the target number.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, Market Condition RSU’s and employee stock purchases related to the ESPP.

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the nine months ended September 30, 2016 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2015	5,022,186	$3.85	313,559	$5.29	185,538	$4.81
Granted	43,000	3.10	1,095,190	2.92	-	-
Exercised	(374,772)	2.80	-	-	-	-
Vested (RSUs)	-	-	(276,420)	-	-	-
Cancelled / forfeited	(672,166)	3.87	(31,782)	3.87	(3,388)	4.81
Balance at September 30, 2016	4,018,248	$3.97	1,100,547	$3.15	182,150	$4.81

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended September 30, 2016 and 2015 was $1.11 and $2.14, respectively. The weighted average fair value of the options granted under the Third A&R Plan during the nine months ended September 30, 2016 and 2015 was $1.21 and $2.21, respectively. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Volatility	43.05%		39.47%		41.97%		41.07%
Risk-free interest rate	1.01%		1.76%		1.29%		1.72%
Expected holding period (in years)	5.08	years	5.25	years	5.21	years	5.52	years
Dividend yield	-%		-%		-%		-%

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

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the three and nine months ended September 30, 2016 and 2015 was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)

Cost of revenues	$17	$18	$44	$54
Sales and marketing	159	149	401	343
General and administrative	736	583	2,071	1,580
Research and development	31	27	80	72
Total stock-based compensation	$943	$777	$2,596	$2,049

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Basic	34,327,459	33,933,327	34,156,606	33,473,958
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSU's	-	-	-	-
Diluted	34,327,459	33,933,327	34,156,606	33,473,958

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSU’s of approximately 5,300,945 and 5,640,536 shares of common stock for the three and nine months ended September 30, 2016 and 2015, respectively, as the impact of these shares would be anti-dilutive.

14.	Long Term Debt

On August 7, 2009, the Company entered into an Amended and Restated Revolving Credit Loan Agreement related to a $20.0 million revolving credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders (as amended, the “2009 Credit Agreement”). Between September 2011, and June 2016, the Company entered into six amendments that among other things extended the maturity date of the credit facility; reduced interest rates; converted existing loan advances into a term loan in the principal amount of $15.0 million (the “Term Loan”); provided a revolving credit facility in the maximum principal amount of $25.0 million (“Revolving Line”); provided a delayed draw term loan of up to $10.0 million (the “DDTL”); amended the principal payment amortization of the Term Loan and DDTL to five years, as well as amended the Company’s quarterly minimum fixed charge coverage financial covenant.

The maximum amount available under the Credit Agreement is $50.0 million as borrowings against the DDTL in excess of $10.0 million results in a dollar for dollar reduction in the Revolving Line capacity. The Revolving Line, Term Loan and DDTL each have a maturity date of March 29, 2018. Borrowings under the Term Loan and the DDTL accrue interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by the Company, or a daily floating rate based on the British Bankers’ Association (BBA) LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 2.75%. Additionally, the Revolving Line accrues interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.25%. The Company was required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of interest rate swaps.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The Company adopted this guidance during the nine months ended September 30, 2016. The consolidated balance sheet as of December 31, 2015, included in these consolidated financial statements, reflects a restatement to reclassify unamortized deferred financing costs of approximately $0.2 million from other long-term assets to long-term debt. For deferred financing costs paid to secure long-term debt, the Company made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

As of September 30, 2016 and December 31, 2015, the Company had net borrowings of $15.0 million and $18.7 million, respectively, outstanding under its Credit Agreement. As of September 30, 2016, the Company was in compliance with all financial covenants contained in the Credit Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Credit Agreement of $7.8 million.

As of September 30, 2016, the weighted effective interest rates, net of the impact of the Company’s interest rate swaps, on its Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.60% and 2.77%, respectively.

As of September 30, 2016 and December 31, 2015, the Company’s borrowings were comprised of:

	September 30,	December 31,
	2016	2015
	(in thousands)
Long-term debt:
Term loan	$5,737	$6,750
DDTL	4,675	5,500
Revolving line	4,750	6,650
Total unamortized deferred financing costs	(120)	(167)
Total debt	15,042	18,733
Less: current installments	(2,450)	(2,450)
Current unamortized deferred financing costs	76	86
Long-term debt	$12,668	$16,369

15.	Derivatives

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

The Company uses variable-rate London Interbank Offered Rate (LIBOR) debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged. In accordance with its Credit Agreement, the Company was required to fix the rate of interest on at least 50% of its Term Loan and the DDTL through the purchase of interest rate swaps. On June 5, 2013, the Company entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. On November 29, 2013, the Company entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the DDTL. The notional amount of the Company’s derivative instruments as of September 30, 2016 was $6.5 million. The Term Loan swap contract effectively converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.96% plus a bank margin of 2.75%. The DDTL swap contract effectively converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.93% plus a bank margin of 2.75%.The interest rate swaps were designated as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of September 30, 2016 and December 31, 2015.

		September 30, 2016	September 30, 2016
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$6,500	$(16)

		December 31, 2015	December 31, 2015
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$9,500	$(10)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest rate swaps	$11	$(39)	$(37)	$(110)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)				Location of amount
	Three Months Ended September 30,		Nine Months Ended September 30,		reclassified from AOCI
	2016	2015	2016	2015	into income (effective portion)
	(in thousands)
Interest rate swaps	$8	$22	$31	$72	Interest expense

As of September 30, 2016, $15,000 of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2016 or 2015.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$16	$-	$16

	Fair Value as of December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$10	$-	$10

The Company uses the market approach technique to value its financial liabilities. The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Income Tax

Income tax was an approximately $0.8 million expense and a $0.2 million benefit for the three months ended September 30, 2016 and 2015, respectively. The tax expense for the three months ended September 30, 2016 reflects the incremental expense recorded for the nine months ended September 30, 2016 associated with the actual results for the nine-month period, as described below.

As disclosed in footnote 5, during the three months ended September 30, 2016, the Company initiated a plan to sell its German subsidiary, AHN Biotechnologie GmbH. As a result, the Company determined that it was more likely than not that the deferred tax assets at AHN would not be realized and therefore recorded a valuation allowance of $0.6 million to offset deferred tax assets net of deferred tax liabilities. The decision was based on all available evidence, including but not limited to the determination that previous tax planning strategies would no longer be feasible.

Discrete items included in the tax expense for the three months ended September 30, 2016 included the recording of a full valuation allowance against the net deferred tax assets of AHN, as well as the impact of an enacted tax rate change on the net deferred tax assets of one of the Company’s UK subsidiaries. Tax benefit for the three months ended September 30, 2015 included non-deductible acquisition costs and a return to provision adjustment.

Income tax was an approximately $0.9 million expense and $1.4 million benefit for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rate was (42.9%) for the nine months ended September 30, 2016, compared with 42.3% for the same period in 2015. The tax rates for the nine months ended September 30, 2016 and 2015 were based on actual results for the nine-month period rather than an effective tax rate estimated for the entire year. The Company determined that using a year-to-date approach resulted in a better estimate of income tax expense based on its forecast of pre-tax income, the mix of income across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between the Company’s effective tax rate period over period was primarily attributable to the mix of earnings between its domestic and foreign businesses, the impact of the full valuation allowance against U.S deferred tax assets recorded as of December 31, 2015, and the impact of a full valuation allowance against the deferred tax assets of one of the Company’s German subsidiaries recorded during the nine months ended September 30, 2016.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires all deferred income taxes to be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The update is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted at the beginning of an interim or annual period. During the nine months ended September 30, 2016, the Company early adopted the new guidance on a prospective basis and has presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at September 30, 2016. Prior periods presented in the consolidated financial statements were not retrospectively adjusted.

18.	Subsequent Events

On October 26, 2016, the Company sold the operations of AHN, a manufacturer of liquid handling products, located in Nordhausen, Germany, for $1.7 million. The results of operations and financial position of AHN have been reported in the Company’s consolidated statements of operations and balance sheet as of and for the three and nine months ended September 30, 2016. In addition to the impairment loss recorded on the long-lived assets of AHN in the Company’s consolidated statement of operations for the nine months ended September 30, 2016, the Company expects to record a loss on sale in the range of approximately $0.8 million to $1.0 million within operating expenses in the fourth quarter of 2016, due to the allocation of goodwill and transaction costs associated with the sale. As of September 30, 2016, the major classes of assets and liabilities of AHN, which were reported in the Company’s consolidated balance sheet, were comprised of the following:

(in thousands)
Assets
Accounts receivable, net	$349
Inventory	439
Property, plant and equipment, net	954
Amortizable intangible assets, net	205

Liabilities
Accounts payable and accrued expenses	$198

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

At the end of 2013 we began a multiple year restructuring program to reduce costs, align global functions, consolidate facilities, and reinvest in key areas such as sales and IT. As part of the reinvestment, we initiated a multiple year plan in 2014 to invest in and implement a new global enterprise resource planning platform. Additionally, during 2014, as part of the restructuring program, we initiated plans to relocate and consolidate the distribution, finance and marketing operations of our Denville Scientific, Inc. subsidiary (“Denville Scientific”) to Charlotte, North Carolina and our Holliston, MA headquarters, and relocate the manufacturing operations of our Biochrom Ltd. subsidiary (“Biochrom”) to our Holliston, MA headquarters. During the first quarter of 2015, we initiated plans to relocate the operations of our subsidiary, Coulbourn Instruments, LLC (“Coulbourn”), to our Holliston, MA headquarters. During the second quarter of 2015, we initiated plans to relocate the operations of HEKA Electronics Incorporated, our HEKA Canada subsidiary (“HEKA Canada”), to HEKA Electronik Dr. Schulze GmbH, our HEKA Germany subsidiary (“HEKA Germany”). Also during the second quarter of 2015, and simultaneously with the HEKA Canada move, we initiated plans to relocate the operations of HEKA Instruments Incorporated, our United States HEKA subsidiary (“HEKA U.S.”, and together with HEKA Canada and HEKA Germany, “HEKA”), to our Holliston, MA headquarters. As of December 31, 2015, these relocation plans had been completed. Additionally, we committed to a restructuring plan on October 27, 2015, which included eliminating certain redundancies as a result of our site consolidations, as well as a realignment of our commercial sales team. We believe the overall restructuring program positions us to stabilize, focus on, and grow the life science business going forward.

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

During the third quarter of 2016, we initiated plans to sell the operations of our AHN Biotechnologie GmbH subsidiary (“AHN”), located in Nordhausen, Germany. AHN is a manufacturer of liquid handling products which had revenues of $2.5 million in 2015. We concluded the sale of AHN in the fourth quarter of 2016, for cash proceeds of $1.7 million.

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

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our Cell and Animal Physiology product line. This product line includes both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 64% and 67% of our revenues for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, revenues from direct sales to end users represented approximately 63% and 64% of our revenues, respectively.

Products in our Molecular Separation and Analysis product line are generally sold by distributors, and are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended September 30, 2016 and 2015, approximately 36% and 33% of our total revenues, respectively, were derived from sales to distributors. For the nine months ended September 30, 2016 and 2015, approximately 37% and 36% of our total revenues, respectively, were derived from sales to distributors.

For the three and nine months ended September 30, 2016, approximately 60% and 61% of our revenues, respectively, were derived from products we manufacture, approximately 14% for both periods, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 26% and 25%, respectively, were derived from distributed products sold under our brand names. For the three and nine months ended September 30, 2015, approximately 60% and 61% of our revenues, respectively, were derived from products we manufacture, approximately 12% and 13%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 28% and 26%, respectively, were derived from distributed products sold under our brand names.

For the three months ended September 30, 2016 and 2015, approximately 36% and 35% of our revenues, respectively, were derived from sales made by our non-United States operations. For the nine months ended September 30, 2016 and 2015, approximately 38% and 40% of our revenues, respectively, were derived from sales made by our non-United States operations.

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

Research and development expenses.     Research and development expense consists primarily of salaries and related expenses for personnel and spending to develop and enhance our products. Other research and development expense includes fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. Grants received from governmental entities related to research projects are accounted for as a reduction in research and development expense over the period of the project. We believe that investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire for existing markets.

Restructuring charges.     Restructuring charges consist of severance, other personnel-related charges and exit costs related to plans to create organizational efficiencies and reduce operating expenses.

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $0.9 million and $0.8 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $2.6 million and $2.0 million, respectively. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Bookings and Backlog

We monitor bookings and backlog as these are indicators of future revenues and business activity levels.

Bookings were $26.3 million and $27.3 million for the three months ended September 30, 2016 and 2015, respectively. Excluding the effects of currency translation, our bookings decreased $0.4 million, or 1.3% from the three months ended September 30, 2015. Bookings were $77.0 million and $81.6 million for the nine months ended September 30, 2016 and 2015, respectively. Excluding the effects of currency translation, our bookings decreased $3.5 million or 4.3%, from the nine months ended September 30, 2015.

Our order backlog was approximately $7.5 million and $8.2 million as of September 30, 2016 and 2015, respectively. Excluding the effects of currency translation, our backlog decreased $0.4 million, or 4.8% from September 30, 2015. We include in backlog only those orders for which we have received valid purchase orders. Purchase orders may be cancelled at any time prior to shipment. Our backlog as of any particular date may not be representative of actual sales for any succeeding period.

Selected Results of Operations

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

	Three Months Ended
	September 30,		Dollar	%
	2016	2015	Change	Change
	(dollars in thousands)
Revenues	$25,007	$25,731	$(724)	-2.8%
Cost of revenues	13,317	14,005	(688)	-4.9%
Gross margin percentage	46.7%	45.6%	N/A	2.6%
Sales and marketing expenses	5,006	5,028	(22)	-0.4%
General and administrative expenses	4,800	5,005	(205)	-4.1%
Research and development expenses	1,309	1,426	(117)	-8.2%
Restructuring charges	(17)	376	(393)	-104.5%
Amortization of intangible assets	729	666	63	9.5%
Impairment charges	676	-	676	100.0%

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

Revenues

Revenues for the three months ended September 30, 2016 were $25.0 million, a decrease of approximately 2.8%, or $0.7 million, compared to revenues of $25.7 million for the three months ended September 30, 2015.

The decrease in revenues was primarily driven by currency fluctuations. The impact of currency translation amounted to approximately $0.7 million, in lower revenues during the three months ended September 30, 2016.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Three Months Ended September 30, 2016

Decline	-0.1%

Foreign exchange effect	-2.7%

Net revenue decline	-2.8%

Cost of revenues

Cost of revenues were $13.3 million for the three months ended September 30, 2016, a decrease of $0.7 million, or 4.9%, compared with $14.0 million for the three months ended September 30, 2015. Gross profit margin as a percentage of revenues increased to 46.7% for the three months ended September 30, 2016 compared with 45.6% for 2015. The increase in gross profit margin was due to the savings associated with the relocation and consolidation of certain facilities in 2015.

Sales and marketing expenses

Sales and marketing expenses were $5.0 million for the three months ended September 30, 2016 which was flat compared to the same period in 2015.

General and administrative expenses

General and administrative expenses were $4.8 million for the three months ended September 30, 2016, a decrease of $0.2 million, or 4.1%, compared with $5.0 million for the three months ended September 30, 2015. The decrease was primarily due to the impact of our restructuring activities as well as currency translation, partially offset by higher stock compensation expense and audit costs.

Research and development expenses

Research and development expenses were $1.3 million for the three months ended September 30, 2016, a decrease of $0.1 million, or 8.2%, compared with $1.4 million for the three months ended September 30, 2015. The decrease in expense was primarily as a result of the impact of currency fluctuations as well as an increase in the amount of research grants earned, which are accounted for as a reduction in research and development expense, quarter over quarter.

Restructuring

Restructuring charges were immaterial for the three months ended September 30, 2016 compared with $0.4 million for the three months ended September 30, 2015. Restructuring charges during the three months ended September 30, 2015 related to plans commenced during the fourth quarter of 2014 and the nine months ended September 30, 2015. The 2014 restructuring plan realigned global operations and included actions to move the Biochrom manufacturing and Denville Scientific distribution operations to Holliston, MA and Charlotte, NC, respectively. The 2015 restructuring plans included actions to move the Coulbourn Instruments’ operations to Holliston, MA and the HEKA Canada operations to HEKA Germany.

Amortization of intangible assets

Amortization of intangible asset expenses was $0.7 million for both the three months ended September 30, 2016 and 2015.

Impairment charges

Impairment charges were $0.7 million for the three months ended September 30, 2016. During the third quarter of 2016, we initiated plans to sell the operations of AHN. As a result of initiating the plan to sell the operations of AHN, we evaluated the long-lived assets for impairment, pursuant to ASC 360-10. Based on the resulting impairment analysis, we recognized an impairment charge of $0.7 million for the three months ended September 30, 2016.

Other expense, net

Other expense, net, was $0.1 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. Included in other expense, net for three months ended September 30, 2016 and 2015 was interest expense of $0.1 million and $0.2 million, respectively. The decrease in other expense, net was primarily due to a decrease in interest expense and acquisition related costs, including due diligence. Acquisition related costs for the three months ended September 30, 2016 were immaterial, compared to $0.2 million during the three months ended September 30, 2015. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million in currency gains during both the three months ended September 30, 2016 and September 30, 2015.

Income taxes

Income tax was an approximately $0.8 million expense and a $0.2 million benefit for the three months ended September 30, 2016 and 2015, respectively. The tax expense for the three months ended September 30, 2016 reflects the incremental expense recorded for the nine months ended September 30, 2016 associated with the actual results for the nine-month period. Refer to the selected results of operations for the nine months ended September 30, 2016 for further details. Discrete items included in the tax expense for the three months ended September 30, 2016 included the recording of a full valuation allowance against the net deferred tax assets of one of our German subsidiaries, as well as the impact of an enacted tax rate change on the net deferred tax assets of one of our UK subsidiaries. Tax benefit for the three months ended September 30, 2015 included non-deductible acquisition costs and a return to provision adjustment.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

	Nine Months Ended
	September 30,
	2016	2015	Dollar Change	% Change
	(dollars in thousands)
Revenues	$78,106	$80,294	$(2,188)	-2.7%
Cost of product revenues	41,796	44,495	(2,699)	-6.1%
Gross margin percentage	46.5%	44.6%	N/A	4.3%
Sales and marketing expenses	15,194	15,355	(161)	-1.0%
General and administrative expenses	15,984	14,758	1,226	8.3%
Research and development expenses	4,236	4,888	(652)	-13.3%
Restructuring charges	(5)	487	(492)	-101.0%
Amortization of intangible assets	2,099	2,137	(38)	-1.8%
Impairment charges	676	-	676	100.0%

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

Revenues

Revenues decreased 2.7%, or $2.2 million to $78.1 million for the nine months ended September 30, 2016 compared to revenues of $80.3 million for the same period in 2015. Excluding the effects of currency translation, our revenues decreased 1.2% from the previous nine months. The decrease was primarily the result of softness in the European funding environment and slower than expected NIH budget funding.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Nine Months Ended
September 30, 2016

Decline	-1.2%

Foreign exchange effect	-1.5%

Net revenue decline	-2.7%

Cost of revenues

Cost of revenues decreased $2.7 million, or 6.1%, to $41.8 million for the nine months ended September 30, 2016 compared with $44.5 million for the nine months ended September 30, 2015. Gross profit margin as a percentage of revenues increased to 46.5% for the nine months ended September 30, 2016 compared with 44.6% for 2015. The increase in gross profit margin was due to a decrease in purchase accounting fair value step-up charges for inventory recorded in 2015, as well as the savings associated with the relocation and consolidation of certain facilities in 2015.

Sales and marketing expenses

Sales and marketing expenses decreased $0.2 million, or 1.0%, to $15.2 million for the nine months ended September 30, 2016 compared with $15.4 million for the nine months ended September 30, 2015. The decrease was primarily the result of currency translation.

General and administrative expenses

General and administrative expenses increased $1.2 million, or 8.3%, to $16.0 million for the nine months ended September 30, 2016 compared with $14.8 million for the nine months ended September 30, 2015. The increase was primarily due to the forensic investigation costs incurred during the nine months ended September 30, 2016 related to the previously disclosed embezzlement at one of our subsidiaries in 2015 and higher stock compensation expense, partially offset by the impact of our restructuring activities and currency translation.

Research and development expenses

Research and development expenses were $4.2 million for the nine months ended September 30, 2016, a decrease of $0.7 million, or 13.3%, compared with $4.9 million for the nine months ended September 30, 2015. The decrease was primarily due to the impact of our restructuring activities, currency translation, and an increase in the amount of research grants earned, which are accounted for as a reduction in research and development expense, period over period.

Restructuring

Restructuring charges were immaterial for the nine months ended September 30, 2016 compared with $0.5 million for the nine months ended September 30, 2015. Restructuring charges during the nine months ended September 30, 2015 included additional charges related to a 2014 restructuring plan as well as charges related to two restructuring plans we implemented during the nine months ended September 30, 2015. The 2014 restructuring plan realigned global operations and included actions to move the Biochrom manufacturing and Denville Scientific distribution operations to Holliston, MA and Charlotte, NC, respectively. The 2015 restructuring plans included actions to move the Coulbourn and operations to Holliston, MA and the HEKA Canada operations to HEKA Germany.

Amortization of intangible assets

Amortization of intangible asset expenses was $2.1 million for both the nine months ended September 30, 2016 and 2015.

Impairment charges

Impairment charges were $0.7 million for the nine months ended September 30, 2016. During the third quarter of 2016, we initiated plans to sell the operations of AHN. As a result of initiating the plan to sell the operations of AHN, we evaluated the long-lived assets for impairment, pursuant to ASC 360-10. Based on the resulting impairment analysis, we recognized an impairment charge of $0.7 million for the nine months ended September 30, 2016.

Other expense, net

Other expense, net, was $0.2 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in other expense, net was primarily due to a decrease in acquisition related costs, including due diligence and deal investigative activities, interest expense, and currency exchange rate fluctuations. Acquisition related costs for the nine months ended September 30, 2016 were immaterial compared to $0.9 million for the nine months ended September 30, 2015. Interest expense was $0.5 million for the nine months ended September 30, 2016, compared to $0.6 million in interest expense for the nine months ended September 30, 2015. The decrease in interest expense of $0.1 million was due to lower debt balances as a result of payment of principal. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.4 million and $0.2 million in currency gains during the nine months ended September 30, 2016 and 2015, respectively.

Income taxes

Income tax expense was approximately a $0.9 million expense and a $1.4 million benefit for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rate was (42.9%) for the nine months ended September 30, 2016, compared with 42.3% for the same period in 2015. The tax rates for the nine months ended September 30, 2016 and 2015, respectively, were based on actual results for the nine-month period rather than an effective tax rate estimated for the entire year. We determined that using a year-to-date approach resulted in a better estimate of income tax expense based on our updated forecasts of pre-tax income, mix of income across several jurisdictions with different statutory tax rates as well as the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between our effective tax rate period over period was attributable to the mix of earnings between our domestic and foreign businesses as well as the impact of the full valuation allowance against U.S. deferred tax assets recorded as of December 31, 2015, as well as the impact of a full valuation allowance against the deferred tax assets of one of our German subsidiaries recorded as of nine months ended September 30, 2016.

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

As of September 30, 2016, we held cash and cash equivalents of $5.3 million, compared with $6.7 million at December 31, 2015. As of September 30, 2016 and December 31, 2015, we had $15.0 million and $18.7 million, respectively, of borrowings outstanding under our credit facility, net of deferred financing costs. Total debt, net of cash and cash equivalents was $9.7 million at September 30, 2016, compared to $12.0 million at December 31, 2015. In addition, we had an underfunded United Kingdom pension liability of approximately $2.5 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, cash and cash equivalents held by our foreign subsidiaries was $3.1 million and $5.7 million, respectively. Funds held by our foreign subsidiaries are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds, then United States federal and state income taxes would have to be recorded on such amounts. Our reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of December 31, 2015, we determined that the assertion of permanent reinvestment at our foreign subsidiaries in Canada and France was no longer appropriate and we repatriated approximately $3.5 million during the nine months ended September 30, 2016. The total tax liability associated with the repatriation of undistributed earnings in Canada and France was approximately $1.2 million, however it is anticipated that any taxable income generated by the repatriation will be offset by the use of carried forward net operating losses. We currently have no plans to repatriate any of our undistributed foreign earnings in any other countries outside of Canada and France. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments, pension obligations and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

We currently intend to retain all of our earnings to finance the expansion and development of our business and do not anticipate paying any cash dividends to holders of our common stock in the near future. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the near future.

Condensed Cash Flow Statements
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)

Cash flows from operations:
Net loss	$(2,987)	$(1,899)
Changes in assets and liabilities	(473)	(3,494)
Other adjustments to operating cash flows	7,116	4,334
Net cash provided by (used in) operating activities	3,656	(1,059)

Investing activities:
Additions to property, plant and equipment	(920)	(2,298)
Acquisitions, net of cash acquired	-	(4,545)
Other investing activities	(34)	6
Net cash used in investing activities	(954)	(6,837)

Financing activities:
Net repayments of debt	(3,738)	(1,300)
Other financing activities	80	1,921
Net cash (used in) provided by financing activities	(3,658)	621

Effect of exchange rate changes on cash	(443)	(769)

Decrease in cash and cash equivalents	$(1,399)	$(8,044)

Our operating activities provided cash of $3.7 million and used $1.1 million of cash for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash flows from operations was primarily due to changes in working capital and other adjustments to operating cash flows partially offset by forensic investigation costs incurred during the nine months ended September 30, 2016 related to the previously disclosed embezzlement at one of our subsidiaries in 2015.

Our investing activities used cash of $1.0 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively. Investing activities during the nine months ended September 30, 2016 primarily included cash used for purchases of property, plant and equipment. Investing activities during the nine months ended September 30, 2015 included cash used for acquisitions net of cash acquired and purchases of property, plant and equipment. Additionally, in January 2015, we acquired HEKA for approximately $4.5 million, net of cash acquired. We spent $0.9 million and $2.3 million on capital expenditures during the nine months ended September 30, 2016 and 2015, respectively. The decrease in capital expenditures period over period was due primarily to the capital expenditures for the nine months ended September 30, 2015 related to the capital spend to relocate our Denville distribution business and UK manufacturing operations to North Carolina and Holliston, MA, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the nine months ended September 30, 2016, financing activities used cash of $3.7 million, compared with $0.6 million of cash provided by financing activities for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we borrowed $3.0 million under our credit facility, repaid $6.7 million of debt under our credit facility and term loans and ended the quarter with $15.0 million of borrowings, net of deferred financing costs of $0.1 million. Net proceeds from the issuance of common stock for the nine months ended September 30, 2016 were $0.1 million, which related to the exercise of stock options and vesting of restricted stock units. During the nine months ended September 30, 2015, we borrowed $4.8 million under our credit facility, repaid $6.1 million of debt under our credit facility and term loans and ended with $20.2 million of borrowings at September 30, 2015. Net proceeds from the issuance of common stock for the nine months ended September 30, 2015 were $2.0 million, which related to the exercise of stock options.

Borrowing Arrangements

On August 7, 2009, we entered into an Amended and Restated Revolving Credit Loan Agreement related to a $20.0 million revolving credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders (as amended, the “2009 Credit Agreement”). Between September 2011, and June 2016, we entered into six amendments that among other things extended the maturity date of the credit facility; reduced interest rates; converted existing loan advances into a term loan in the principal amount of $15.0 million (the “Term Loan”); provided a revolving credit facility in the maximum principal amount of $25.0 million (“Revolving Line”); provided a delayed draw term loan of up to $10.0 million (the “DDTL”); amended the principal payment amortization of the Term Loan and DDTL to five years, as well as amended our quarterly minimum fixed charge coverage financial covenant.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. We adopted this guidance during the nine months ended September 30, 2016. The consolidated balance sheet as of December 31, 2015, included in these consolidated financial statements, reflects a restatement to reclassify unamortized deferred financing costs of approximately $0.2 million from other long-term assets to long-term debt. For deferred financing costs paid to secure long-term debt, we have made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

At September 30, 2016, the weighted effective interest rates on the Term Loan, DDTL and Revolving Line borrowings were 3.96%, 3.60% and 2.77%, respectively. The Credit Agreement includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of September 30, 2016, we were in compliance with all financial covenants contained in the Credit Agreement; we were subject to covenant and working capital borrowing restrictions, and had available borrowing capacity under the Credit Agreement of $7.8 million.

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

During the nine months ended September 30, 2016, the U.S dollar’s strengthening in relation to the British pound sterling resulted in an unfavorable translation effect on our consolidated revenues and our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $1.2 million and a favorable effect on expenses of approximately $1.1 million. During the nine months ended September 30, 2015, changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of $3.1 million and a favorable effect on expenses of $2.8 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended September 30, 2016, was approximately $2.0 million, compared to a loss of $0.5 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss, was approximately $1.4 million, compared to a loss of $3.3 million during the same period in 2015.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million in currency gains during both the three months ended September 30, 2016 and 2015. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.4 million and $0.2 million in currency gains during the nine months ended September 30, 2016, and 2015, respectively.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) which amends ASC 230, Statement of Cash Flows to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

We are evaluating the impact of each of ASU 2014-09, ASU 2015-11, ASU 2016-02, ASU 2016-09, ASU 2016-13 and ASU 2016-15 on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. We adopted this guidance during the nine months ended September 30, 2016. The consolidated balance sheet as of December 31, 2015, included in these consolidated financial statements, reflects a restatement to reclassify unamortized deferred financing costs of approximately $0.2 million from other long-term assets to long-term debt. For deferred financing costs paid to secure long-term debt, we have made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update eliminates the requirement to retrospectively adjust financial statements for measurement-period adjustments that occur in periods after a business combination. Under the update, measurement-period adjustments are to be calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period earnings. ASU 2015-16 requires prospective application to adjustments of provisional amounts that occur after the effective date. The update was effective for fiscal years beginning after December 15, 2015.  We adopted this guidance during the nine months ended September 30, 2016. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires all deferred income taxes to be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The update is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted at the beginning of an interim or annual period. During the nine months ended September 30, 2016, we early adopted the new guidance on prospective basis and have presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at September 30, 2016. Prior periods presented in the consolidated financial statements were not retrospectively adjusted.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2016, we had $15.0 million outstanding under our Credit Agreement, net of deferred financing costs.

Prior to the Third Amendment, borrowings under the Term Loan and the DDTL accrued interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. Prior to the Third Amendment, the Revolving Line accrued interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. We were required to fix the rate of interest on at least 50% of the Term Loan and the DDTL through the purchase of an interest rate swap. The Term Loan and DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments are due quarterly. The Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings. Effective June 5, 2013, we entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed LIBOR associated with the Term Loan at 0.96% plus a bank margin of 3.0%. Effective November 29, 2013, we entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in LIBOR associated with a portion of our DDTL. The swap contract converted specific variable-rate debt into fixed rate debt and fixed LIBOR associated with half of the DDTL amount at 0.93% plus a bank margin of 3.0%. The notional amount of our derivative instruments as of September 30, 2016 was $6.5 million. These swap contracts were associated with reducing or eliminating interest rate risk and were designated as cash flow hedge instruments in accordance with ASC 815. We use interest-rate-related derivative instruments to manage our exposure related to changes in interest rates on our variable-rate debt instruments. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not speculate using derivative instruments.

On April 24, 2015, we entered the Third Amendment which extended the maturity date of the Revolving Line to March 29, 2018 and reduced the interest rate to the London Interbank Offered Rate plus 2.25%, 2.75% and 2.75% on the Revolving Line, Term Loan and DDTL, respectively.

As of September 30, 2016, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan , DDTL and Revolving Line borrowings were 3.96%, 3.60% and 2.77%, respectively. Assuming no other changes which would affect the margin of the interest rate under our Term Loan, DDTL and Revolving Line, the effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of September 30, 2016 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of September 30, 2016	Interest expense increase
(in thousands)
Interest rates increase by 1%	$71
Interest rates increase by 2%	$142

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were not effective, as of September 30, 2016, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 29, 2016 (the “2015 Form 10-K”). Management has concluded that the material weaknesses that were present at December 31, 2015 were also present at September 30, 2016.

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in the 2015 Form 10-K, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, fairly present our financial condition, results of operations and cash flows in all material respects.

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

We continue to take actions and make progress towards remediating the material weaknesses related to our internal control over financial reporting, as described above and in our 2015 Form 10-K. We have allocated additional resources, both internal and external, as part of our remediation plans and have taken substantial steps in designing and implementing controls to remediate the material weaknesses in our internal controls over financial reporting. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

To our knowledge, except as set forth below, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there has been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 29, 2016, as amended by the risk factors described in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2016, which was filed with the SEC on August 4, 2016.

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

Date: November 3, 2016

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

