Form 10-Q
period 2017-03-31
HARVARD BIOSCIENCE INC
filed 2017-05-08
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES     ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2017, there were 34,618,897 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,599	$5,596
Accounts receivable, net of allowance for doubtful accounts of $559 and $611,
respectively	15,479	15,746
Inventories	20,282	19,955
Other receivables and other assets	4,761	4,175
Total current assets	45,121	45,472

Property, plant and equipment, net	4,268	4,296
Deferred income tax assets	1,179	1,157
Amortizable intangible assets, net	17,070	17,471
Goodwill	38,398	38,032
Other indefinite lived intangible assets	1,216	1,209
Other assets	144	128
Total assets	$107,396	$107,765

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$2,722	$2,372
Accounts payable	5,835	6,196
Deferred revenue	598	500
Accrued income taxes	99	223
Accrued expenses	4,324	4,550
Other liabilities - current	478	760
Total current liabilities	14,056	14,601

Long-term debt, less current installments	10,931	11,374
Deferred income tax liabilities	6,460	6,417
Other long term liabilities	3,234	3,177
Total liabilities	34,681	35,569

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 42,364,404 and
42,186,827 shares issued and 34,618,897 and 34,441,320 shares outstanding, respectively	418	418
Additional paid-in-capital	215,842	215,134
Accumulated deficit	(117,168)	(116,030)
Accumulated other comprehensive loss	(15,709)	(16,658)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	72,715	72,196
Total liabilities and stockholders' equity	$107,396	$107,765

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$24,156	$26,963
Cost of revenues (exclusive of items shown separately below)	12,657	14,018
Gross profit	11,499	12,945

Sales and marketing expenses	5,048	5,102
General and administrative expenses	5,206	5,948
Research and development expenses	1,285	1,425
Restructuring charges	-	11
Amortization of intangible assets	599	680
Total operating expenses	12,138	13,166

Operating loss	(639)	(221)

Other (expense) income:
Foreign exchange	(143)	(9)
Interest expense	(162)	(164)
Interest income	-	1
Other expense, net	(99)	(50)
Other expense, net	(404)	(222)

Loss before income taxes	(1,043)	(443)
Income tax expense	23	193
Net loss	$(1,066)	$(636)

Loss per share:
Basic loss per common share	$(0.03)	$(0.02)

Diluted loss per common share	$(0.03)	$(0.02)

Weighted average common shares:
Basic	34,579	34,013

Diluted	34,579	34,013

Comprehensive loss:
Net loss	$(1,066)	$(636)
Foreign currency translation adjustments	942	616
Derivatives qualifying as hedges, net of tax:
Gain (loss) on derivative instruments designated and qualifying as cash flow hedges	4	(36)
Amounts reclassified from accumulated other comprehensive loss to net loss	3	13
Total comprehensive loss	$(117)	$(43)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,066)	$(636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	863	754
Depreciation	306	385
Amortization of catalog costs	9	3
(Recovery) provision for allowance for doubtful accounts	(15)	37
Amortization of intangible assets	599	680
Amortization of deferred financing costs	19	28
Deferred income taxes	-	4
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	410	(463)
(Increase) decrease in inventories	(300)	211
Increase in other receivables and other assets	(526)	(463)
Decrease in trade accounts payable	(320)	(2,679)
Decrease in accrued income taxes	(110)	(77)
(Decrease) increase in accrued expenses	(571)	1,481
Increase in deferred revenue	92	32
Decrease in other liabilities	-	(23)
Net cash used by operating activities	(610)	(726)

Cash flows used in investing activities:
Additions to property, plant and equipment	(198)	(201)
Additions to catalog costs	(30)	(4)
Net cash used in investing activities	(228)	(205)

Cash flows used in financing activities:
Proceeds from issuance of debt	1,000	1,000
Repayments of debt	(1,113)	(2,613)
Net taxes paid for issuance of common stock	(155)	(113)
Net cash used in financing activities	(268)	(1,726)

Effect of exchange rate changes on cash	109	88
Decrease in cash and cash equivalents	(997)	(2,569)
Cash and cash equivalents at the beginning of period	5,596	6,744
Cash and cash equivalents at the end of period	$4,599	$4,175

Supplemental disclosures of cash flow information:
Cash paid for interest	$164	$194
Cash paid for income taxes, net of refunds	$333	$171

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, “Harvard Bioscience” or the “Company”) as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 17, 2017.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2017, results of operations and comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016, as applicable, have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 17, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows, however, assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities. The Company’s future commitments under lease obligations are summarized in Note 10.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.

The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented.

The Company adopted ASU 2016-09 as of January 1, 2017. The Company recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in a net impact of $0. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the first quarter of 2017 have been recognized in the current period’s income statement.

ASU 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company elected as an accounting policy to account for forfeitures for service based awards as they occur, and as a result, the Company recorded a cumulative effect adjustment of $0.1 million to reduce retained earnings with a corresponding increase in additional paid in capital related to the prior years’ stock-based compensation expense as required under the modified retrospective approach. The tax effect of this adjustment, which included the impact of a valuation allowance was immaterial.

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2016	$(14,200)	$-	$(2,458)	$(16,658)

Other comprehensive income before reclassifications	942	4	-	946
Amounts reclassified from AOCI	-	3	-	3

Other comprehensive income	942	7	-	949

Balance at March 31, 2017	$(13,258)	$7	$(2,458)	$(15,709)

4.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	March 31, 2017		December 31, 2016		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$15,287	$(12,020)	$15,082	$(11,710)	6.8	Years
Trade names	7,436	(3,617)	7,379	(3,479)	7.8	Years
Distribution agreements/customer relationships	23,136	(13,228)	22,976	(12,862)	8.7	Years
Patents	207	(131)	204	(119)	1.9	Years
Total amortizable intangible assets	46,066	$(28,996)	45,641	$(28,170)

Indefinite-lived intangible assets:
Goodwill	38,398		38,032
Other indefinite-lived intangible assets	1,216		1,209
Total goodwill and other indefinite-lived intangible assets	39,614		39,241

Total intangible assets, gross	$85,680		$84,882

(a) Weighted average life as of March 31, 2017.

The change in the carrying amount of goodwill for the three months ended March 31, 2017 is as follows:

(in thousands)
Balance at December 31, 2016	$38,032
Effect of change in currency translation	366
Balance at March 31, 2017	$38,398

Amortization of intangible assets

Intangible asset amortization expense was $0.6 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.4 million for the year ending December 31, 2017, $2.3 million for the year ending December 31, 2018, $2.1 million for the year ending December 31, 2019, $2.1 million for the year ending December 31, 2020 and $2.1 million for the year ending December 31, 2021.

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Finished goods	$9,686	$9,340
Work in process	900	823
Raw materials	9,696	9,792
Total	$20,282	$19,955

6.	Property, Plant and Equipment

As of March 31, 2017 and December 31, 2016, property, plant and equipment consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Land, buildings and leasehold improvements	$2,117	$2,095
Machinery and equipment	7,395	7,224
Computer equipment and software	8,345	8,115
Furniture and fixtures	1,284	1,274
Automobiles	201	196
	19,342	18,904
Less: accumulated depreciation	(15,074)	(14,608)
Property, plant and equipment, net	$4,268	$4,296

7.	Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of March 31, 2017 and 2016. Pursuant to a lease agreement, the Company incurred rent expense of approximately $58 thousand to the former owners of MCS for both the three months ended March 31, 2017 and 2016, respectively. The Company incurred rent expense of approximately $11 thousand to the former owner of TBSI for both the three months ended March 31, 2017 and 2016, respectively.

8.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning		Additions/	Ending
	Balance	Payments	(Credits)	Balance
	(in thousands)

Year ended December 31, 2016	$147	(97)	143	$193

Three months ended March 31, 2017	$193	(3)	16	$206

9.	Employee Benefit Plans

One of the Company’s subsidiaries in the United Kingdom, or UK, Biochrom Limited, maintains contributory, defined benefit pension plans for substantially all of its employees. As of June 30, 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$125	$168
Expected return on plan assets	(159)	(181)
Net amortization loss	87	80
Net periodic benefit cost	$53	$67

For the three months ended March 31, 2017 and 2016, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. The Company expects to contribute approximately $0.5 million to its defined benefit pension plans during the remainder of 2017.

The Company had an underfunded pension liability of approximately $3.2 million and $3.0 million, as of March 31, 2017 and December 31, 2016, respectively, included in the other long term liabilities line item in the consolidated balance sheets.

10.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2022 and thereafter. Rent expense, which is recorded on a straight-line basis, is estimated to be $1.7 million for the year ended December 31, 2017. Rent expense was approximately $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at March 31, 2017, are as follows:

Operating
Leases
(in thousands)
2018	$1,610
2019	1,618
2020	1,421
2021	1,098
2022	1,098
Thereafter	1,836
Net minimum lease payments	$8,681

11.	Capital Stock

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of March 31, 2017, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the “ESPP”)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. Under this plan, 750,000 shares of common stock are authorized for issuance of which 725,239 shares were issued as of March 31, 2017. There were no shares issued under the ESPP during the three months ended March 31, 2017 and 2016.

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

Restricted Stock Units with a Market Condition (the “Market Condition RSU’s”)

On August 3, 2015, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSU’s to certain members of the Company’s management team under the Third A&R Plan. The vesting of these Market Condition RSU’s is cliff-based and linked to the achievement of a relative total shareholder return of the Company’s common stock from August 3, 2015 to the earlier of (i) August 3, 2018 or (ii) upon a change of control (measured relative to the Russell 3000 index and based on the 20-day trading average price before each such date). As of March 31, 2017, the target number of these restricted stock units that may be earned is 182,150 shares; the maximum amount is 150% of the target number.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, Market Condition RSU’s and employee stock purchases related to the ESPP.

The Company adopted ASU 2016-09 as of January 1, 2017. As disclosed in footnote 2, as a result of this adoption, the Company has elected as an accounting policy to account for forfeitures for service based awards as they occur, with no adjustment for estimated forfeitures. The Company recognized as of January 1, 2017, a cumulative effect adjustment of $0.1 million to reduce retained earnings as required under the modified retrospective approach.

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the three months ended March 31, 2017 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2016	4,096,818	$3.94	1,072,653	$3.15	182,150	$4.81
Granted	30,000	3.25	445,690	2.83	-	-
Exercised	(5,709)	2.56	-	-	-	-
Vested (RSUs)	-	-	(251,570)	3.28	-	-
Cancelled / forfeited	(152,212)	3.68	(4,190)	3.05	-	-
Balance at March 31, 2017	3,968,897	$3.94	1,262,583	$3.01	182,150	$4.81

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended March 31, 2017 and 2016 was $1.27 and $1.11, respectively. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017		2016
Volatility	41.07%		40.26%
Risk-free interest rate	1.89%		1.48%
Expected holding period (in years)	5.20	years	5.36	years
Dividend yield	-%		-%

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

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the three months ended March 31, 2017 and 2016 was allocated as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cost of revenues	$13	$11
Sales and marketing	133	101
General and administrative	688	622
Research and development	29	20
Total stock-based compensation	$863	$754

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

	Three Months Ended
	March 31,
	2017	2016

Basic	34,579,473	34,013,352
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSU's	-	-
Diluted	34,579,473	34,013,352

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSU’s of approximately 5,413,630 and 5,461,017 shares of common stock for the three months ended March 31, 2017 and 2016, respectively, as the impact of these shares would be anti-dilutive.

12.	Long Term Debt

On August 7, 2009, the Company entered into an Amended and Restated Revolving Credit Loan Agreement related to a $20.0 million revolving credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders (as amended, the “2009 Credit Agreement”). On March 29, 2013, the Company entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the “2013 Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co, as lenders that amended and restated the 2009 Credit Agreement. Between September 2011 and March 2016, the Company entered into a series of amendments that among other things did the following:

•	on September 30, 2011, reduced interest rates to the London Interbank Offered Rate plus 3.0%;
•	on March 29, 2013, converted existing loan advances into a term loan in the principal amount of $15.0 million (the “2013 Term Loan”), provided a revolving credit facility in the maximum principal amount of $25.0 million (the “2013 Revolving Line”) and a delayed draw term loan (the “2013 DDTL”) of up to $15.0 million (all with a maturity date of March 29, 2018);
•	on October 31, 2013, reduced the 2013 DDTL from up to $15.0 million to up to $10.0 million;
•	on April 24, 2015, extended the maturity date of the 2013 Revolving Line to March 29, 2018 and reduced the interest rates on the 2013 Revolving Line, 2013 Term Loan and 2013 DDTL;
•	on June 30, 2015, amended our quarterly minimum fixed charge coverage financial covenant; and
•	on March 9, 2016, amended the principal payment amortization of the 2013 Term Loan and 2013 DDTL to five years, as well as amended our quarterly minimum fixed charge coverage financial covenant.

The maximum amount available under the 2013 Credit Agreement is $50.0 million as borrowings against the 2013 DDTL in excess of $10.0 million results in a dollar for dollar reduction in the 2013 Revolving Line capacity. The 2013 Revolving Line, 2013 Term Loan and 2013 DDTL each have a maturity date of March 29, 2018. Borrowings under the 2013 Term Loan and the 2013 DDTL accrue interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by the Company, or a daily floating rate based on the British Bankers’ Association (BBA) LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 2.75%. Additionally, the 2013 Revolving Line accrues interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.25%. The Company was required to fix the rate of interest on at least 50% of the 2013 Term Loan and the 2013 DDTL through the purchase of interest rate swaps.

The loans evidenced by the 2013 Credit Agreement, or the 2013 Loans, are guaranteed by all of the Company’s direct and indirect domestic subsidiaries, and secured by substantially all of the assets of the Company and the guarantors. The 2013 Loans are subject to restrictive covenants under the 2013 Credit Agreement, and financial covenants that require the Company and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the 2013 Loans is allowed by the 2013 Credit Agreement at any time during the terms of the 2013 Loans. The 2013 Loans also contain limitations on the Company’s ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of March 31, 2017 and December 31, 2016, the Company had net borrowings of $13.7 million, respectively, outstanding under its 2013 Credit Agreement. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments. As of March 31, 2017, the Company was in compliance with all financial covenants contained in the 2013 Credit Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its 2013 Credit Agreement of $5.2 million.

As of March 31, 2017, the weighted effective interest rates, net of the impact of the Company’s interest rate swaps, on its 2013 Term Loan, 2013 DDTL and 2013 Revolving Line borrowings were 3.96%, 3.83% and 3.23%, respectively.

As of March 31, 2017 and December 31, 2016, the Company’s borrowings were comprised of:

	March 31,	December 31,
	2017	2016
	(in thousands)
Long-term debt:
Term loan	$5,062	$5,400
DDTL	4,125	4,400
Revolving line	4,550	4,050
Total unamortized deferred financing costs	(84)	(104)
Total debt	13,653	13,746
Less: current installments	(2,800)	(2,450)
Current unamortized deferred financing costs	78	78
Long-term debt	$10,931	$11,374

On May 2, 2017, the Company entered into a Third Amended and Restated Revolving Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co, as lenders that amended and restated the 2013 Credit Agreement. As a result of the Credit Agreement, the amounts outstanding under the 2013 Credit Agreement with maturities subsequent to March 31, 2018 are classified as long term. The Credit Agreement was entered into to, among other things, consolidate, combine and restate the outstanding indebtedness, on the date of the Credit Agreement, into a Term Loan in the principal amount of $14.0 million, and also provide for a $25.0 million revolving line of credit (the “Revolving Line”). The Term Loan and the Revolving Line each have a maturity date of May 1, 2022. Borrowings under the Term Loan accrue interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 2.75%. Additionally, the Revolving Line accrues interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.25%.

The Term Loan and loans under the Revolving Line evidenced by the Credit Agreement, or the Loans, are guaranteed by all of the Company’s direct and indirect domestic subsidiaries, and secured by substantially all of the assets of the Company and the guarantors. The Loans are subject to restrictive covenants under the Credit Agreement, and financial covenants that require the Company and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the Loans is allowed by the Credit Agreement at any time during the terms of the Loans. The Loans also contain limitations on the Company’s ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

13.	Derivatives

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

The Company uses variable-rate London Interbank Offered Rate (LIBOR) debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged. In accordance with its Credit Agreement, the Company was required to fix the rate of interest on at least 50% of its Term Loan and the DDTL through the purchase of interest rate swaps. On June 5, 2013, the Company entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. On November 29, 2013, the Company entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the DDTL. The notional amount of the Company’s derivative instruments as of March 31, 2017 was $4.5 million. The Term Loan swap contract effectively converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.96% plus a bank margin of 2.75%. The DDTL swap contract effectively converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 0.93% plus a bank margin of 2.75%.The interest rate swaps were designated as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

As disclosed in Note 12, on May 2, 2017, the Company entered into the Credit Agreement to amend its credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. Immediately after entering into this Credit Agreement, the Company entered into a new interest rate swap contract with Bank of America with a notional amount of $14.0 million and a maturity date of March 30, 2022 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 1.86%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”. As a result of entering into the new interest rate swap contract, the Company unwound the previous interest rate swap contracts, and received an immaterial amount in proceeds.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of March 31, 2017 and December 31, 2016.

		March 31, 2017	March 31, 2017
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$4,500	$7

		December 31, 2016	December 31, 2016
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$5,500	$-

(a) See Note 14 for the fair value measurements related to these financial instruments.

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three months ended March 31, 2017 and 2016:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest rate swaps	$4	$(36)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)
	Three Months Ended March 31,		Location of amount reclassified from AOCI
	2017	2016	into income (effective portion)
	(in thousands)
Interest rate swaps	$3	$13	Interest expense

As of March 31, 2017, $7 thousand of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2017 or 2016.

14.	Fair Value Measurements

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$7	$-	$7

Fair Value as of December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$-	$-	$-

The Company uses the market approach technique to value its financial liabilities. The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

15.	Income Tax

Income tax was an expense of approximately $23 thousand and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The tax expense for the three months ended March 31, 2017 reflects the expense recorded for the three months ended March 31, 2017 associated with the actual results for the three-month period, as described below.

Discrete items included in the tax expense for the three months ended March 31, 2017 included changes to reserves for uncertain tax positions and tax deficiencies related to stock-based compensation. Tax expense for the three months ended March 31, 2016 included foreign currency gains and losses and the tax impact of the amortization of certain indefinite-lived intangible assets which are amortized for tax purposes only, against which a valuation allowance is not established.

The effective income tax rate was (2.2%) for the three months ended March 31, 2017, compared with (43.6%) for the same period in 2016. The tax rates for the three months ended March 31, 2017 and 2016 were based on actual results for the three-month period rather than an effective tax rate estimated for the entire year. In 2017 and 2016 the Company determined that using a year-to-date approach resulted in a better estimate of income tax expense/benefit based on its forecast of pre-tax income/loss, the mix of taxable income/loss across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between the Company’s effective tax rate period over period was primarily attributable to higher pre-tax income at certain individual subsidiaries in 2016 versus 2017, despite an overall pre-tax loss in both periods. In addition, both periods included the tax impact of amortization of certain indefinite-lived intangibles which are amortized for tax purposes only, against which a valuation allowance is not established.

16.	Subsequent Events

On April 14, 2017, anticipated representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.), its subsidiary that was spun off in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including synthetic trachea scaffolds and bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in 2012 and 2013. The litigation is at an early stage and the Company intends to vigorously defend this case. While the Company believe that such claim is without merit, the Company is unable to predict the ultimate outcome of such litigation.

On May 2, 2017, the Company entered into the Credit Agreement which restated the 2013 Agreement. See Note 12 for a discussion of the Credit Agreement. Additionally, immediately after entering into the Credit Agreement, the Company entered into a new interest swap agreement with Bank of America. See Note 13 for a discussion of the interest swap agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include reductions in customers’ research budgets or government funding; domestic and global economic conditions; economic, political and other risks associated with international revenues and operations; currency exchange rate fluctuations; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; the seasonal nature of purchasing in Europe; our failure to expand into foreign countries and international markets; our failure to realize the expected benefits of facility consolidations; our inability to manage our growth; competition from our competitors; material weakness in our internal control over financial reporting; ineffective disclosure controls and procedures; failure or inadequacy of the our information technology structure; impact of difficulties implementing our enterprise resource planning systems; our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; unanticipated costs relating to acquisitions and known and unknown costs arising in connection with our consolidation of business functions and any restructuring initiatives; our inability to effectively sell spectrophotometer products following the retirement of the GE Healthcare brand; failure of any banking institution in which we deposit our funds or its failure to provide services; our substantial debt and our ability to meet the financial covenants contained in our credit facility; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of our spin-off of Biostage, Inc., f/k/a Harvard Apparatus Regenerative Technology, Inc., to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes; the failure of Biostage to indemnify us for any liabilities associated with Biostage’s business; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs;  our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; global stock market volatility, currency exchange rate fluctuations and regulatory changes caused by the United Kingdom’s likely exit from the European Union; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our Cell and Animal Physiology product line. This product line includes both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 67% and 61% of our revenues for the three months ended March 31, 2017 and 2016, respectively.

Products in our Molecular Separation and Analysis product line are generally sold by distributors, and are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended March 31, 2017 and 2016, approximately 33% and 39% of our total revenues, respectively, were derived from sales to distributors.

For the three months ended March 31, 2017 and 2016, approximately 61% of our revenues, for both periods, was derived from products we manufacture, approximately 14% and 16%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 25% and 23%, respectively, were derived from distributed products sold under our brand names.

For the three months ended March 31, 2017 and 2016, approximately 33% and 38% of our revenues, respectively, were derived from sales made by our non-United States operations. As discussed later under “Selected Results of Operations”, the decrease in revenues derived by our non-United States operations is primarily attributable to currency translation and the sale of our AHN Biotechnologie GmbH subsidiary (AHN).

Changes in the relative proportion of our revenue sources between direct sales and distribution sales are primarily the result of changes in geographic mix.

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $0.9 million and $0.8 million, respectively. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Selected Results of Operations

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

	Three Months Ended
	March 31,		Dollar	%
	2017	2016	Change	Change
	(dollars in thousands)
Revenues	$24,156	$26,963	$(2,807)	-10.4%
Cost of revenues	12,657	14,018	(1,361)	-9.7%
Gross margin percentage	47.6%	48.0%	N/A	-0.8%
Sales and marketing expenses	5,048	5,102	(54)	-1.1%
General and administrative expenses	5,206	5,948	(742)	-12.5%
Research and development expenses	1,285	1,425	(140)	-9.8%
Amortization of intangible assets	599	680	(81)	-11.9%

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the United States dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We believe that disclosing this non-GAAP financial information provides investors with an enhanced understanding of the underlying operations of the business. This non-GAAP financial information is used by our management to internally evaluate our operating results. The non-GAAP financial information provided below should be considered in addition to, not as a substitute for, the financial information provided and presented in accordance with accounting principles generally accepted in the United States, or GAAP and may be different than other companies’ non-GAAP financial information.

Revenues

Revenues for the three months ended March 31, 2017 were $24.2 million, a decrease of approximately 10.4%, or $2.8 million, compared to revenues of $27.0 million for the three months ended March 31, 2016.

Excluding the effects of currency translation, primarily from the weakening of the British Pound against the U.S. dollar, our revenues decreased 7.9% or $2.1 million, from the previous year. The remainder of the decline in revenues was primarily the result of softness in the European funding environment and slower than expected NIH budget funding, as well as the loss of approximately $0.7 million in revenues from our AHN subsidiary, following its sale in October 2016. AHN, located in Nordhausen, Germany, was a manufacturer of liquid handling products.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Three Months Ended
March 31, 2017

Change	-7.9%

Foreign exchange effect	-2.5%

Total revenue change	-10.4%

Cost of revenues

Cost of revenues were $12.7 million for the three months ended March 31, 2017, a decrease of $1.3 million, or 9.7%, compared with $14.0 million for the three months ended March 31, 2016. The decrease in cost of revenues was primarily due to the decrease in revenues and also included the effect on cost of revenues of the sale of AHN. Gross profit margin as a percentage of revenues decreased to 47.6% for the three months ended March 31, 2017 compared with 48.0% for 2016. The decrease in gross profit margin was a result of a higher proportion of fixed charges to sales in comparison to the prior period and also included the effect of foreign currency fluctuation.

Sales and marketing expenses

Sales and marketing expenses were relatively flat, decreasing $0.1 million or 1.1% to $5.0 million for the three months ended March 31, 2017 compared to $5.1 million during the same period in 2016.

General and administrative expenses

General and administrative expenses were $5.2 million for the three months ended March 31, 2017, a decrease of $0.7 million, or 12.5%, compared with $5.9 million for the three months ended March 31, 2016. The decrease was primarily due to forensic investigation costs incurred during the three months ended March 31, 2016, partially offset by increased audit remediation costs incurred during the three months ended March 31, 2017.

Research and development expenses

Research and development expenses were $1.3 million for the three months ended March 31, 2017, a decrease of $0.1 million, or 9.8%, compared with $1.4 million for the three months ended March 31, 2016. The decrease in expense was primarily all due to an increase in the amount of research grants earned. Research grants are accounted for as a reduction in research and development expense over the period of research performed.

Amortization of intangible assets

Amortization of intangible asset expenses was $0.6 million as compared to $0.7 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in amortization expense was primarily due to the effect of some long-lived intangible assets becoming fully amortized towards the end of fiscal year 2016.

Other expense, net

Other expense, net, was $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Included in other expense, net for three months ended March 31, 2017 and 2016 was interest expense of $0.2 million, for both periods. The increase in other expense, net was primarily due to an increase in foreign exchange losses. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million and $9 thousand in currency losses for the three months ended March 31, 2017 and 2016, respectively.

Income taxes

Income tax was an expense of approximately $23 thousand and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate was (2.2%) for the three months ended March 31, 2017 compared with (43.6%) for the same period in 2016. The tax expense for the three months ended March 31, 2017 reflects the expense recorded for the three months ended March 31, 2017 associated with the actual results for the three-month period. Discrete items included in the tax expense for the three months ended March 31, 2017 included changes to reserves for uncertain tax positions and tax deficiencies related to stock-based compensation. Tax expense for the three months ended March 31, 2016 included foreign currency gains and losses and the tax impact of amortization of certain indefinite-lived intangible assets which are amortized for tax purposes only, against which a valuation allowance is not established.

We have operations in the UK and several European countries where we historically had material current and deferred income tax balances related to those activities.  As such, the UK’s 2016 decision to withdraw from the European Union or the EU could have a material effect on our current and deferred income taxes. In March 2017, the UK initiated, through letter submission to the EU, a formal two-year process to officially withdraw its membership. During this two-year period, the UK and EU member states are expected to negotiate many provisions in the UK bilateral agreements and tax treaties with EU member states as well as EU rules governing the income tax treatment of deferred intercompany profits. The final outcome of these negotiations will not be known until both the EU and the UK approve them and the UK enacts the related changes in its tax laws. EU law will cease to apply in the UK at the end of the two-year process in March 2019, unless the negotiations are extended. The letter submission in March 2017 is an administrative step required to begin the formal withdrawal process and is not considered a tax law enactment under ASC 740. Consequently, we plan to adjust our current and deferred taxes when tax law changes related to UK’s withdrawal from the EU are actually enacted and/or when EU law ceases to apply in the UK.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and bank borrowings. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.

As of March 31, 2017, we held cash and cash equivalents of $4.6 million, compared with $5.6 million at December 31, 2016. As of March 31, 2017 and December 31, 2016, we had $13.7 million of borrowings outstanding under our credit facility, net of deferred financing costs. Total debt, net of cash and cash equivalents was $9.1 million at March 31, 2017, compared to $8.1 million at December 31, 2016. In addition, we had an underfunded United Kingdom pension liability of approximately $3.2 million and $3.0 million at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, cash and cash equivalents held by our foreign subsidiaries was $3.8 million and $4.5 million, respectively. Funds held by our foreign subsidiaries are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds, then United States federal and state income taxes would have to be recorded on such amounts. Our reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of December 31, 2015, we determined that the assertion of permanent reinvestment at our foreign subsidiaries in Canada and France was no longer appropriate and we repatriated approximately $3.2 million during the three months ended March 31, 2016. We did not repatriate any funds during the three months ended March 31, 2017. Cash balances did not exceed the level required for normal business operations at our subsidiaries in Canada and France as of March 31, 2017. With no funds available to repatriate, no deferred tax liability was recorded as of that date. The total tax liability associated with the repatriation of undistributed earnings in Canada and France during the three months ended March 31, 2016 was approximately $1.7 million, however the liability was entirely offset by the foreign tax credits generated from the repatriation. We currently have no plans to repatriate any of our undistributed foreign earnings in any other countries outside of Canada and France. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments, pension obligations and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

We currently intend to retain all of our earnings to finance the expansion and development of our business and do not anticipate paying any cash dividends to holders of our common stock in the near future. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the near future.

Condensed Cash Flow Statements
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Cash flows from operations:
Net loss	$(1,066)	$(636)
Other adjustments to operating cash flows	1,781	1,891
Changes in assets and liabilities	(1,325)	(1,981)
Net cash used in operating activities	(610)	(726)

Investing activities:
Additions to property, plant and equipment	(198)	(201)
Other investing activities	(30)	(4)
Net cash used in investing activities	(228)	(205)

Financing activities:
Net repayments of debt	(113)	(1,613)
Other financing activities	(155)	(113)
Net cash used in financing activities	(268)	(1,726)

Effect of exchange rate changes on cash	109	88

Decrease in cash and cash equivalents	$(997)	$(2,569)

Our operating activities used cash of $0.6 million and $0.7 million of cash for the three months ended March 31, 2017 and 2016, respectively. Net cash used in operations for both periods was primarily due to the effect of a net loss and changes in working capital quarter over quarter.

Our investing activities used cash of $0.2 million for both the three months ended March 31, 2017 and 2016. Investing activities during the three months ended March 31, 2017 and 2016 primarily included cash used for purchases of property, plant and equipment. We spent $0.2 million on capital expenditures during both the three months ended March 31, 2017 and 2016, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the three months ended March 31, 2017, financing activities used cash of $0.3 million, compared with $1.7 million of cash used by financing activities for the three months ended March 31, 2016. During the three months ended March 31, 2017, we borrowed $1.0 million under our credit facility, repaid $1.1 million of debt under our credit facility and term loans and ended the quarter with $13.7 million of borrowings, net of deferred financing costs of $0.1 million. Net cash paid for tax withholdings from the issuance of common stock for the three months ended March 31, 2017 were $0.2 million, which related to the vesting of restricted stock units. During the three months ended March 31, 2016, we borrowed $1.0 million under our credit facility, repaid $2.6 million of debt under our credit facility and term loans and ended with $17.1 million of borrowings at March 31, 2016, net of deferred financing costs of $0.1 million. Net cash paid for tax withholdings from the issuance of common stock for the three months ended March 31, 2016 were $0.1 million, which related to the vesting of restricted stock units.

Borrowing Arrangements

On August 7, 2009, we entered into an Amended and Restated Revolving Credit Loan Agreement related to a $20.0 million revolving credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders (as amended, the “2009 Credit Agreement”). On March 29, 2013, we entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the “2013 Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co, as lenders that amended and restated the 2009 Credit Agreement. Between September 2011 and March 2016, we entered into a series of amendments that among other things did the following:

•	on September 30, 2011, reduced interest rates to the London Interbank Offered Rate plus 3.0%;
•	on March 29, 2013, converted existing loan advances into a term loan in the principal amount of $15.0 million (the “2013 Term Loan”), provided a revolving credit facility in the maximum principal amount of $25.0 million (“2013 Revolving Line”) and a delayed draw term loan (“2013 DDTL”) of up to $15.0 million (all with a maturity date of March 29, 2018);
•	on October 31, 2013, reduced the 2013 DDTL from up to $15.0 million to up to $10.0 million;
•	on April 24, 2015, extended the maturity date of the 2013 Revolving Line to March 29, 2018 and reduced the interest rates on the 2013 Revolving Line, 2013 Term Loan and 2013 DDTL;
•	on June 30, 2015, amended our quarterly minimum fixed charge coverage financial covenant; and
•	on March 9, 2016, amended the principal payment amortization of the 2013 Term Loan and 2013 DDTL to five years, as well as amended our quarterly minimum fixed charge coverage financial covenant.

The maximum amount available under the 2013 Credit Agreement is $50.0 million as borrowings against the 2013 DDTL in excess of $10.0 million results in a dollar for dollar reduction in the 2013 Revolving Line capacity. The 2013 Revolving Line, 2013 Term Loan and 2013 DDTL each have a maturity date of March 29, 2018. Borrowings under the 2013 Term Loan and the 2013 DDTL accrue interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the British Bankers’ Association (BBA) LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 2.75%. Additionally, the 2013 Revolving Line accrues interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.25%. We were required to fix the rate of interest on at least 50% of the 2013 Term Loan and the 2013 DDTL through the purchase of interest rate swaps.

The loans evidenced by the 2013 Credit Agreement, or the 2013 Loans, are guaranteed by all of our direct and indirect domestic subsidiaries, and secured by substantially all of our assets and the guarantors. The 2013 Loans are subject to restrictive covenants under the 2013 Credit Agreement, and financial covenants that require us to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the 2013 Loans is allowed by the 2013 Credit Agreement at any time during the terms of the 2013 Loans. The 2013 Loans also contain limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

At March 31, 2017, the weighted effective interest rates on the 2013 Term Loan, 2013 DDTL and 2013 Revolving Line borrowings were 3.96%, 3.83% and 3.23%, respectively. The 2013 Credit Agreement includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The 2013 Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of March 31, 2017, we were in compliance with all financial covenants contained in the 2013 Credit Agreement; we were subject to covenant and working capital borrowing restrictions, and had available borrowing capacity under the 2013 Credit Agreement of $5.2 million.

On May 2, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co, as lenders that amended and restated the 2013 Credit Agreement. The Credit Agreement was entered into to, among other things, consolidate, combine and restate the outstanding indebtedness, on the date of the Credit Agreement, into a Term Loan in the principal amount of $14.0 million, and also provide for a $25.0 million revolving line of credit (the “Revolving Line”). The Term Loan and the Revolving Line each have a maturity date of May 1, 2022. Borrowings under the Term Loan accrue interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 2.75%. Additionally, the Revolving Line accrues interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.25%.

The Term Loan and loans under the Revolving Line as evidenced by the Credit Agreement, or the Loans, are guaranteed by all of our direct and indirect domestic subsidiaries, and secured by substantially all of our assets and the guarantors. The Loans are subject to restrictive covenants under the Credit Agreement, and financial covenants that require us and our subsidiaries to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the Loans is allowed by the Credit Agreement at any time during the terms of the Loans. The Loans also contain limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

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

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 17, 2017.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the British pound sterling, the Euro, the Canadian dollar and the Swedish krona.

During the three months ended March 31, 2017, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $0.7 million and a favorable effect on expenses of approximately $0.6 million. During the three months ended March 31, 2016, changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of $0.3 million and a favorable effect on expenses of $0.3 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended March 31, 2017, was approximately $0.9 million, compared to a gain of $0.6 million for the three months ended March 31, 2016.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million and $9 thousand in currency losses during the three months ended March 31, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance within generally accepted accounting principles in the United States. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We expect to adopt this standard as of January 1, 2018 using the modified retrospective approach. We intend to complete a comprehensive assessment of its contracts in 2017 concerning any unique customer contract terms or transactions that could have implications to the timing of revenue recognition under the new guidance. We expect this undertaking will be complete in the second half of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. We are evaluating the requirements of this guidance and have not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows, however, assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities. Our future commitments under lease obligations are summarized in Note 10.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.

The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented.

We adopted ASU 2016-09 as of January 1, 2017. We recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in a net impact of $0. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the first quarter of 2017 have been recognized in the current period’s income statement.

ASU 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. We elected as an accounting policy to account for forfeitures for service based awards as they occur, and as a result, we recorded a cumulative effect adjustment of $0.1 million to reduce retained earnings with a corresponding increase in additional paid in capital related to the prior years as required under the modified retrospective approach. The tax effect of this adjustment, which included the impact of a valuation allowance was immaterial.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2017, we had $13.7 million outstanding under our Credit Agreement, net of deferred financing costs.

On April 24, 2015, we entered an amendment to our 2013 Credit Agreement (Third Amendment), which extended the maturity date of the 2013 Revolving Line to March 29, 2018 and reduced the interest rate to the London Interbank Offered Rate plus 2.25%, 2.75% and 2.75% on the 2013 Revolving Line, 2013 Term Loan and 2013 DDTL, respectively.

Prior to the Third Amendment, borrowings under the 2013 Term Loan and the 2013 DDTL accrued interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 3.0%. Prior to the Third Amendment, the 2013 Revolving Line accrued interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.5%. We were required to fix the rate of interest on at least 50% of the 2013 Term Loan and the 2013 DDTL through the purchase of an interest rate swap. The 2013 Term Loan and 2013 DDTL each have interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings, and principal payments are due quarterly. The 2013 Revolving Line has interest payments due at the end of the applicable LIBOR period, or monthly with respect to BBA LIBOR borrowings. Effective June 5, 2013, we entered into an interest rate swap contract with an original notional amount of $15.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our 2013 Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed LIBOR associated with the 2013 Term Loan at 0.96% plus a bank margin of 3.0%. Effective November 29, 2013, we entered into a second interest rate swap contract with an original notional amount of $5.0 million and a maturity date of March 29, 2018 in order to hedge the risk of changes in LIBOR associated with a portion of our 2013 DDTL. The swap contract converted specific variable-rate debt into fixed rate debt and fixed LIBOR associated with half of the 2013 DDTL amount at 0.93% plus a bank margin of 3.0%. The notional amount of our derivative instruments as of March 31, 2017 was $4.5 million. These swap contracts were associated with reducing or eliminating interest rate risk and were designated as cash flow hedge instruments in accordance with ASC 815. We use interest-rate-related derivative instruments to manage our exposure related to changes in interest rates on our variable-rate debt instruments. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not speculate using derivative instruments.

As noted above under the heading “Borrowing Arrangements”, on May 2, 2017, we entered into the Credit Agreement to amend our credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. Immediately after entering into this Credit Agreement, we entered into a new interest rate swap contract with Bank of America with a notional amount of $14.0 million and a maturity date of March 30, 2022 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 1.86%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”. As a result of entering into the new interest rate swap contract, we unwound the previous interest rate swap contracts, and received an immaterial amount in proceeds.

As of March 31, 2017, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan , DDTL and Revolving Line borrowings were 3.96%, 3.83% and 3.23%, respectively. Assuming no other changes which would affect the margin of the interest rate under our 2013 Term Loan, 2013 DDTL and 2013 Revolving Line, the effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of March 31, 2017 over the next twelve months is quantified and summarized as follows:

If compared to the rate as of March 31, 2017	Interest expense increase
(in thousands)
Interest rates increase by 1%	$66
Interest rates increase by 2%	$132

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were not effective, as of March 31, 2017, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 17, 2017 (the “2016 Form 10-K”). Management has concluded that the material weaknesses that were present at December 31, 2016 were also present at March 31, 2017.

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in the 2016 Form 10-K, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, fairly present our financial condition, results of operations and cash flows in all material respects.

As previously disclosed in the 2016 Form 10-K, to remediate the material weaknesses described under the subheading “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2016 Form 10-K, we plan to implement the remediation initiatives described under the subheading “Remediation Plan” in Item 9A of the 2016 Form 10-K and will continue to evaluate the remediation and may in the future implement additional measures.

We continue to take actions and make progress towards remediating the material weaknesses related to our internal control over financial reporting, as described above and in our 2016 Form 10-K. We have taken substantial steps in designing and implementing controls to remediate the material weaknesses in our internal controls over financial reporting. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 14, 2017, anticipated representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.), our former subsidiary that was spun off in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including synthetic trachea scaffolds and bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in 2012 and 2013. The litigation is at an early stage and the Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. While we believe that such claim is without merit, we are unable to predict the ultimate outcome of such litigation.

Item 1A.	Risk Factors.

To our knowledge, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there has been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 17, 2017.

Item 5.	Other Information.

Amendment of Material Agreement; and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On May 2, 2017, the Company and certain of its subsidiaries entered into an amendment to the Company’s 2013 Credit Agreement with Bank of America, N.A., as agent, and Bank of America, N.A. and Brown Brothers Harriman & Co., as lenders, as evidenced by that certain Third Amended and Restated Credit Agreement (the “Restated Credit Agreement”) and related loan documents, which such Restated Credit Agreement amended certain terms and conditions of the 2013 Credit Agreement, including among other things, (a) the consolidation, combination and restatement of the existing term loans and revolving loan balance under the 2013 Credit Agreement into a single term loan in an amount of $14 million (the “Term Loan”), (b) provision of a revolving credit facility for working capital and acquisitions in an amount up to $25 million (the “Revolving Line”), (c) extension of the maturity date for the Term Loan and Revolving Line to May 1, 2022, and (d) reduction and modification of the interest rate and margins such that the Term Loan and Revolving Line accrue interest at a rate based on either the effective London Interbank Offered Rate (LIBOR) for certain interest periods selected by the Company, or a daily floating rate based on LIBOR, plus a margin of 2.75% as to the Term Loan and 2.25% as to the Revolving Line.

Under the Restated Credit Agreement and related loan documents, the Term Loan and loans under the Revolving Line, or the Loans, continued to be guaranteed by all of the Company’s direct and indirect domestic subsidiaries, and secured by substantially all of the assets of the Company and such guarantors. The Loans continue to also be subject to restrictive covenants under the Restated Credit Agreement, and financial covenants that require the Company and its subsidiaries to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the Loans continues to be allowed by the Credit Agreement at any time during the terms of the Loans. The Loans also continue to contain limitations on the Company’s ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

The preceding description of the Restated Credit Agreement is subject to, and qualified in its entirety by reference to, the Restated Credit Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index
10.1	Third Amended and Restated Credit Agreement dated as of May 1, 2017, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: May 5, 2017

HARVARD BIOSCIENCE, INC.

By:	/S/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

By:	/S/ ROBERT E. GAGNON
Robert E. Gagnon
Chief Financial Officer

INDEX TO EXHIBITS

10.1	Third Amended and Restated Credit Agreement dated as of May 1, 2017, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.