Form 10-Q
period 2017-06-30
HARVARD BIOSCIENCE INC
filed 2017-08-03
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 34,835,049 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,724	$5,596
Accounts receivable, net of allowance for doubtful accounts of $602 and $611,
respectively	15,981	15,746
Inventories	20,371	19,955
Other receivables and other assets	4,762	4,175
Total current assets	45,838	45,472

Property, plant and equipment, net	4,286	4,296
Deferred income tax assets	1,231	1,157
Amortizable intangible assets, net	16,883	17,471
Goodwill	39,259	38,032
Other indefinite lived intangible assets	1,231	1,209
Other assets	131	128
Total assets	$108,859	$107,765

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$2,779	$2,372
Accounts payable	5,583	6,196
Deferred revenue	546	500
Accrued income taxes	127	223
Accrued expenses	3,733	4,550
Other liabilities - current	471	760
Total current liabilities	13,239	14,601

Long-term debt, less current installments	10,417	11,374
Deferred income tax liabilities	6,558	6,417
Other long term liabilities	3,433	3,177
Total liabilities	33,647	35,569

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 42,580,556 and
42,186,827 shares issued and 34,835,049 and 34,441,320 shares outstanding, respectively	418	418
Additional paid-in-capital	216,728	215,134
Accumulated deficit	(117,549)	(116,030)
Accumulated other comprehensive loss	(13,717)	(16,658)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	75,212	72,196
Total liabilities and stockholders' equity	$108,859	$107,765

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$25,213	$26,136	$49,369	$53,099
Cost of revenues	13,926	14,461	26,583	28,479
Gross profit	11,287	11,675	22,786	24,620

Sales and marketing expenses	4,982	5,086	10,030	10,188
General and administrative expenses	4,404	5,236	9,610	11,184
Research and development expenses	1,296	1,502	2,581	2,927
Restructuring charges	-	1	-	12
Amortization of intangible assets	604	690	1,203	1,370
Total operating expenses	11,286	12,515	23,424	25,681

Operating income (loss)	1	(840)	(638)	(1,061)

Other (expense) income:
Foreign exchange	(272)	282	(415)	273
Interest expense	(183)	(180)	(345)	(344)
Interest income	3	-	3	1
Other expense, net	(11)	(29)	(110)	(79)
Other (expense) income, net	(463)	73	(867)	(149)

Loss before income taxes	(462)	(767)	(1,505)	(1,210)
Income tax (benefit) expense	(81)	(54)	(58)	139
Net loss	$(381)	$(713)	$(1,447)	$(1,349)

Loss per share:
Basic loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Diluted loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average common shares:
Basic	34,695	34,127	34,638	34,070

Diluted	34,695	34,127	34,638	34,070

Comprehensive income (loss):
Net loss	$(381)	$(713)	$(1,447)	$(1,349)
Foreign currency translation adjustments	2,066	(1,821)	3,008	(1,205)
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(93)	(12)	(89)	(48)
Amounts reclassified from accumulated other comprehensive loss to net loss	19	10	22	23
Total comprehensive income (loss)	$1,611	$(2,536)	$1,494	$(2,579)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,447)	$(1,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	1,671	1,653
Depreciation	659	809
Amortization of catalog costs	20	6
Provision for allowance for doubtful accounts	16	44
Amortization of intangible assets	1,203	1,370
Amortization of deferred financing costs	29	56
Deferred income taxes	-	4
Changes in operating assets and liabilities:
Decrease in accounts receivable	125	959
Decrease (increase) in inventories	31	(95)
Increase in other receivables and other assets	(430)	(865)
Decrease in trade accounts payable	(703)	(2,459)
Decrease in accrued income taxes	(56)	(114)
(Decrease) increase in accrued expenses	(1,282)	13
Increase in deferred revenue	28	188
Increase (decrease) in other liabilities	1	(4)
Net cash (used in) provided by operating activities	(135)	216

Cash flows used in investing activities:
Additions to property, plant and equipment	(437)	(402)
Additions to catalog costs	(39)	(10)
Net cash used in investing activities	(476)	(412)

Cash flows used in financing activities:
Proceeds from issuance of debt	2,000	2,000
Repayments of debt	(2,552)	(4,625)
Net taxes paid for issuance of common stock	(77)	(9)
Net cash used in financing activities	(629)	(2,634)

Effect of exchange rate changes on cash	368	(283)
Decrease in cash and cash equivalents	(872)	(3,113)
Cash and cash equivalents at the beginning of period	5,596	6,744
Cash and cash equivalents at the end of period	$4,724	$3,631

Supplemental disclosures of cash flow information:
Cash paid for interest	$347	$312
Cash (refunded) paid for income taxes	$(196)	$452

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of June 30, 2017 and for the six months ended June 30, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 17, 2017.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2017, results of operations and comprehensive loss and cash flows for the six months ended June 30, 2017 and 2016, as applicable, have been made. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

2.        Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance within generally accepted accounting principles in the United States. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company expects to adopt this standard as of January 1, 2018 using the modified retrospective approach. The Company is in the process of completing a comprehensive assessment of its contracts concerning any unique customer contract terms or transactions that could have implications to the timing of revenue recognition under the new guidance. The Company expects this undertaking will be complete in the second half of 2017.

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

In May 2017, the FASB issued ASU 2017-09, Stock compensation (Topic 718): Scope of modification accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows.

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

The Company adopted ASU 2016-09 as of January 1, 2017. The Company recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in no net impact to retained earnings and deferred tax assets. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the six months ended June 30, 2017 have been recognized in the current period’s income statement.

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

3.        Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2016	$(14,200)	$-	$(2,458)	$(16,658)

Other comprehensive income before reclassifications	3,008	(89)	-	2,919
Amounts reclassified from AOCI	-	22	-	22

Other comprehensive income	3,008	(67)	-	2,941

Balance at June 30, 2017	$(11,192)	$(67)	$(2,458)	$(13,717)

4.        Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	June 30, 2017		December 31, 2016		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$15,771	$(12,536)	$15,082	$(11,710)	6.7	Years
Trade names	7,552	(3,776)	7,379	(3,479)	7.5	Years
Distribution agreements/customer relationships	23,475	(13,672)	22,976	(12,862)	8.5	Years
Patents	215	(146)	204	(119)	1.7	Years
Total amortizable intangible assets	47,013	$(30,130)	45,641	$(28,170)

Indefinite-lived intangible assets:
Goodwill	39,259		38,032
Other indefinite-lived intangible assets	1,231		1,209
Total goodwill and other indefinite-lived intangible assets	40,490		39,241

Total intangible assets, gross	$87,503		$84,882

(a) Weighted average life as of June 30, 2017.

The change in the carrying amount of goodwill for the six months ended June 30, 2017 is as follows:

(in thousands)
Balance at December 31, 2016	$38,032
Effect of change in currency translation	1,227
Balance at June 30, 2017	$39,259

Amortization of intangible assets

Intangible asset amortization expense was $0.6 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively. Intangible asset amortization expense was $1.2 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.5 million for the year ending December 31, 2017, $2.3 million for the year ending December 31, 2018, $2.2 million for the year ending December 31, 2019, $2.1 million for the year ending December 31, 2020 and $2.1 million for the year ending December 31, 2021.

5.        Inventories

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Finished goods	$9,302	$9,340
Work in process	763	823
Raw materials	10,306	9,792
Total	$20,371	$19,955

6.        Property, Plant and Equipment

As of June 30, 2017 and December 31, 2016, property, plant and equipment consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Land, buildings and leasehold improvements	$2,164	$2,095
Machinery and equipment	7,677	7,224
Computer equipment and software	8,693	8,115
Furniture and fixtures	1,316	1,274
Automobiles	212	196
	20,062	18,904
Less: accumulated depreciation	(15,776)	(14,608)
Property, plant and equipment, net	$4,286	$4,296

7.        Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of June 30, 2017 and 2016. Pursuant to a lease agreement, the Company incurred rent expense of approximately $61 thousand and $58 thousand to the former owners of MCS for the three months ended June 30, 2017 and 2016, respectively. The Company incurred rent expense of approximately $10 thousand to the former owner of TBSI for both the three months ended June 30, 2017 and 2016. The Company incurred rent expense of approximately $116 thousand and $113 thousand to the former owners of MCS for the six months ended June 30, 2017 and 2016, respectively. The Company incurred rent expense of approximately $21 thousand to the former owner of TBSI for both the six months ended June 30, 2017 and 2016.

8.        Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning			Ending
	Balance	Payments	Additions	Balance
	(in thousands)

Year ended December 31, 2016	$147	(97)	143	$193

Six months ended June 30, 2017	$193	(30)	65	$228

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$133	$168	$258	$336
Expected return on plan assets	(167)	(181)	(326)	(362)
Net amortization loss	91	79	178	159
Net periodic benefit cost	$57	$66	$110	$133

For the three months ended June 30, 2017 and 2016, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. For the six months ended June 30, 2017 and 2016, the Company contributed $0.3 million and $0.4 million, respectively, to its defined benefit pension plans. The Company expects to contribute approximately $0.4 million to its defined benefit pension plans during the remainder of 2017.

The Company had an underfunded pension liability of approximately $3.3 million and $3.0 million, as of June 30, 2017 and December 31, 2016, respectively, included in the other long term liabilities line item in the consolidated balance sheets.

10.        Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2022 and thereafter. Rent expense, which is recorded on a straight-line basis, is estimated to be $1.8 million for the year ended December 31, 2017. Rent expense was approximately $0.5 million for both the three months ended June 30, 2017 and 2016. Rent expense was approximately $0.9 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2017, are as follows:

Operating
Leases
(in thousands)
2018	$1,666
2019	1,672
2020	1,471
2021	1,107
2022	1,109
Thereafter	1,853
Net minimum lease payments	$8,878

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of June 30, 2017, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the ESPP)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. On May 18, 2017, the stockholders of the Company approved an increase of 300,000 shares of common stock in the number of shares available for issuance under the ESPP. Following such amendment, 1,050,000 shares of common stock are authorized for issuance, of which 762,141 shares were issued, as of June 30, 2017. There were 36,902 and 39,353 shares issued under the ESPP during the six months ended June 30, 2017 and 2016, respectively.

Stock Option and Equity Incentive Plans

Third Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the Third A&R Plan)

The Second Amendment to the Third A&R Plan (the Amendment) was adopted by the Board of Directors on April 3, 2015. Such Amendment was approved by the stockholders at the Company’s 2015 Annual Meeting of Stockholders. Pursuant to the Amendment, the aggregate number of shares authorized for issuance under the Third A&R Plan was increased by 2,500,000 shares to 17,508,929.

Restricted Stock Units with a Market Condition (the Market Condition RSU’s)

On August 3, 2015, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSU’s to certain members of the Company’s management team under the Third A&R Plan. The vesting of these Market Condition RSU’s is cliff-based and linked to the achievement of a relative total shareholder return of the Company’s common stock from August 3, 2015 to the earlier of (i) August 3, 2018 or (ii) upon a change of control (measured relative to the Russell 3000 index and based on the 20-day trading average price before each such date). As of June 30, 2017, the target number of these restricted stock units that may be earned is 170,903 shares; the maximum amount is 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the six months ended June 30, 2017 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2016	4,096,818	$3.94	1,072,653	$3.15	182,150	$4.81
Granted	52,500	2.96	1,286,321	2.48	-	-
Exercised	(5,709)	2.56	-	-	-	-
Vested (RSUs)	-	-	(430,820)	3.28	-	-
Cancelled / forfeited	(292,800)	3.93	(60,365)	3.10	(11,247)	4.81
Balance at June 30, 2017	3,850,809	$3.93	1,867,789	$2.70	170,903	$4.81

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended June 30, 2017 and 2016 was $1.01 and $1.48, respectively. The weighted average fair value of the options granted under the Third A&R Plan during the six months ended June 30, 2017 and 2016 was $1.21 and $1.26, respectively. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
Volatility	41.30%		42.91%		43.15%		41.39%
Risk-free interest rate	1.92%		1.40%		1.99%		1.45%
Expected holding period (in years)	5.14	years	5.16	years	5.42	years	5.27	years
Dividend yield	-%		-%		-%		-%

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

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the three and six months ended June 30, 2017 and 2016 was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)

Cost of revenues	$17	$16	$30	$27
Sales and marketing	156	141	289	242
General and administrative	598	713	1,286	1,335
Research and development	37	29	66	49
Total stock-based compensation	$808	$899	$1,671	$1,653

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Basic	34,695,176	34,127,131	34,637,644	34,070,241
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSU's	-	-	-	-
Diluted	34,695,176	34,127,131	34,637,644	34,070,241

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSU’s of approximately 5,889,501 and 5,502,327 shares of common stock for both the three and six months ended June 30, 2017 and 2016, respectively, as the impact of these shares would be anti-dilutive.

12.        Long Term Debt

On August 7, 2009, the Company entered into an Amended and Restated Revolving Credit Loan Agreement related to a $20.0 million revolving credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders (as amended, the 2009 Credit Agreement). On March 29, 2013, the Company entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the 2013 Credit Agreement) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co, as lenders that amended and restated the 2009 Credit Agreement. Between September 2011 and May 2017, the Company entered into a series of amendments that among other things did the following:

•	on September 30, 2011, reduced interest rates to the London Interbank Offered Rate plus 3.0%;
•	on March 29, 2013, converted existing loan advances into a term loan in the principal amount of $15.0 million (the 2013 Term Loan), provided a revolving credit facility in the maximum principal amount of $25.0 million (the 2013 Revolving Line) and a delayed draw term loan (the 2013 DDTL) of up to $15.0 million;
•	on October 31, 2013, reduced the 2013 DDTL from up to $15.0 million to up to $10.0 million;
•	on April 24, 2015, extended the maturity date of the 2013 Revolving Line to March 29, 2018 and reduced the interest rates on the 2013 Revolving Line, 2013 Term Loan and 2013 DDTL;
•	on June 30, 2015, amended its quarterly minimum fixed charge coverage financial covenant;
•	on March 9, 2016, amended the principal payment amortization of the 2013 Term Loan and 2013 DDTL to five years, as well as amended its quarterly minimum fixed charge coverage financial covenant; and
•	on May 2, 2017, entered into a Third Amended and Restated Revolving Credit Agreement (as amended, the Credit Agreement) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co, as lenders that amended and restated the 2013 Credit Agreement.

The Credit Agreement was entered into to, among other things, consolidate, combine and restate the outstanding indebtedness, on the date of the Credit Agreement, into a term loan (the Term Loan) in the principal amount of $14.0 million, and also provide for a $25.0 million revolving line of credit (the Revolving Line). The Term Loan and the Revolving Line each have a maturity date of May 1, 2022. Borrowings under the Term Loan accrue interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 2.75%. Additionally, the Revolving Line accrues interest at a rate based on either the effective LIBOR for certain interest periods selected by the Company, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.25%.

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

As of June 30, 2017 and December 31, 2016, the Company had borrowings net of debt issuance costs of $13.2 million and $13.7 million respectively, outstanding under its Credit Agreement. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments. As of June 30, 2017, the Company was in compliance with all financial covenants contained in the Credit Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Credit Agreement of $5.3 million.

As of June 30, 2017, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its Term Loan was 4.61%.

As of June 30, 2017 and December 31, 2016, the Company’s borrowings were comprised of:

	June 30,	December 31,
	2017	2016
	(in thousands)
Long-term debt:
Term loan	$13,298	$5,400
DDTL	-	4,400
Revolving line	-	4,050
Total unamortized deferred financing costs	(102)	(104)
Total debt	13,196	13,746
Less: current installments	(2,800)	(2,450)
Current unamortized deferred financing costs	21	78
Long-term debt	$10,417	$11,374

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

As disclosed in Note 12, on May 2, 2017, the Company entered into the Credit Agreement to amend its credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. Immediately after entering into this Credit Agreement, the Company entered into an interest rate swap contract with Bank of America with a notional amount of $14.0 million and a termination date of March 30, 2022 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 1.86% plus a bank margin of 2.75%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”.

The notional amount of the Company’s derivative instruments as of June 30, 2017 was $13.3 million.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of June 30, 2017 and December 31, 2016.

		June 30, 2017	June 30, 2017
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$13,300	$(67)

		December 31, 2016	December 31, 2016
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$5,500	$-

(a) See Note 14 for the fair value measurements related to these financial instruments.

All of the Company’s derivative instruments are designated as hedging instruments.

The Company has structured its interest rate swap agreements to be 100% effective and as a result, there was no impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income (AOCI). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The Company’s interest rate swap agreement was deemed to be fully effective in accordance with ASC 815, and, as such, unrealized gains and losses related to these derivatives were recorded as AOCI.

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and six months ended June 30, 2017 and 2016:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest rate swaps	$(93)	$(12)	$(89)	$(48)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)				Location of amount
	Three Months Ended June 30,		Six Months Ended June 30,		reclassified from AOCI
	2017	2016	2017	2016	into income (effective portion)
	(in thousands)
Interest rate swaps	$19	$10	$22	$23	Interest expense

As of June 30, 2017, $62 thousand of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. As a result of entering into the May 2017 interest rate swap contract, the Company unwound its previous interest rate swap contracts, and received an immaterial amount in proceeds. There were no cash flow hedges discontinued during 2016.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$(67)	$-	$(67)

Fair Value as of December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$-	$-	$-

The Company uses the market approach technique to value its financial liabilities. The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

15.        Income Tax

Income tax was an approximately $81 thousand and $54 thousand benefit for the three months ended June 30, 2017 and 2016, respectively. The tax benefit for the three months ended June 30, 2017 reflects the incremental benefit recorded for the six months ended June 30, 2017 associated with the actual results for the six-month period, as described below.

Discrete items included in the tax benefit for the three months ended June 30, 2017 included the reversal of an uncertain tax position upon the settlement of a German audit, net of additional income tax liability per the settlement. Tax benefit for the three months ended June 30, 2016 included foreign currency gains and losses and a return to provision adjustment.

Income tax was an approximately $58 thousand benefit and a $139 thousand expense for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate was 3.9% for the six months ended June 30, 2017, compared with (11.5%) for the same period in 2016. The tax rates for the six months ended June 30, 2017 and 2016 were based on actual results for the six-month period rather than an effective tax rate estimated for the entire year. In 2017 and 2016 the Company determined that using a year-to-date approach resulted in a better estimate of income tax expense/benefit based on its forecast of pre-tax income/loss, the mix of taxable income/loss across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between the Company’s effective tax rate period over period was primarily attributable to higher pre-tax income at certain individual subsidiaries in 2017 versus 2016, despite an overall pre-tax loss in both periods, as well as the settlement of an uncertain tax position. In addition, both periods included the tax impact of amortization of certain indefinite-lived intangibles which are amortized for tax purposes only, against which a valuation allowance is not established.

As disclosed in footnote 2, the Company adopted ASU 2016-09 as of January 1, 2017. As a result, the Company recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in a net impact of $0. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the six months ended June 30, 2017 have been recognized in the current period’s income statement.

Item  2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include reductions in customers’ research budgets or government funding; domestic and global economic conditions; economic, political and other risks associated with international revenues and operations; currency exchange rate fluctuations; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; the seasonal nature of purchasing in Europe; our failure to expand into foreign countries and international markets; our failure to realize the expected benefits of facility consolidations; our inability to manage our growth; competition from our competitors; material weakness in our internal control over financial reporting; ineffective disclosure controls and procedures; failure or inadequacy of the our information technology structure; impact of difficulties implementing our enterprise resource planning systems; our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; unanticipated costs relating to acquisitions and known and unknown costs arising in connection with our consolidation of business functions and any restructuring initiatives; our inability to effectively sell spectrophotometer products following the retirement of the GE Healthcare brand; failure of any banking institution in which we deposit our funds or its failure to provide services; our substantial debt and our ability to meet the financial covenants contained in our credit facility; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of our spin-off of Biostage, Inc., f/k/a Harvard Apparatus Regenerative Technology, Inc., to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes; the failure of Biostage to indemnify us for any liabilities associated with Biostage’s business; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs;  our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; global stock market volatility, currency exchange rate fluctuations and regulatory changes caused by the United Kingdom’s likely exit from the European Union; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer and marketer of a broad range of scientific instruments, systems and lab consumables used to advance life science for basic research, drug discovery, clinical and environmental testing. Our products are sold to thousands of researchers around the world through our global sales organization, websites, catalogs, and through distributors including Thermo Fisher Scientific Inc., VWR, and other specialized distributors. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden, Spain, France, Canada, and China.

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

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our Cell and Animal Physiology product line. This product line includes both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 64% and 65% of our revenues for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, revenues from direct sales to end users represented approximately 65% and 63% of our revenues, respectively.

Products in our Molecular Separation and Analysis product line are generally sold by distributors, and are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended June 30, 2017 and 2016, approximately 36% and 35% of our total revenues, respectively, were derived from sales to distributors. For the six months ended June 30, 2017 and 2016, approximately 35% and 37% of our total revenues, respectively, were derived from sales to distributors.

For the three and six months ended June 30, 2017, approximately 62% and 61% of our revenues, respectively, were derived from products we manufacture, approximately 14%, for both periods, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 24% and 25%, respectively, were derived from distributed products sold under our brand names. For the three and six months ended June 30, 2016, approximately 63% and 62% of our revenues, respectively, were derived from products we manufacture, approximately 12% and 14%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 25% and 24%, respectively, were derived from distributed products sold under our brand names.

For the three months ended June 30, 2017 and 2016, approximately 32% and 38% of our revenues, respectively, were derived from sales made by our non-United States operations. For the six months ended June 30, 2017 and 2016, approximately 33% and 38% of our revenues, respectively, were derived from sales made by our non-United States operations. As discussed later under “Selected Results of Operations”, the decrease in revenues derived by our non-United States operations is primarily attributable to currency translation and the sale of our AHN Biotechnologie GmbH subsidiary (AHN).

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended June 30, 2017 and 2016 was $0.8 million and $0.9 million, respectively. Stock-based compensation expense for the six months ended June 30, 2017 and 2016 was $1.7 million, for both periods. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Selected Results of Operations

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

	Three Months Ended
	June 30,		Dollar	%
	2017	2016	Change	Change
	(dollars in thousands)
Revenues	$25,213	$26,136	$(923)	-3.5%
Cost of revenues	13,926	14,461	(535)	-3.7%
Gross margin percentage	44.8%	44.7%	N/A	0.2%
Sales and marketing expenses	4,982	5,086	(104)	-2.0%
General and administrative expenses	4,404	5,236	(832)	-15.9%
Research and development expenses	1,296	1,502	(206)	-13.7%
Amortization of intangible assets	604	690	(86)	-12.5%

Revenues

Revenues for the three months ended June 30, 2017 were $25.2 million, a decrease of approximately 3.5%, or $0.9 million, compared to revenues of $26.1 million for the three months ended June 30, 2016.

Excluding the effects of currency translation, primarily from the weakening of the British Pound against the U.S. dollar, our revenues decreased 1.4% or $0.4 million, from the previous year. The remainder of the decline in revenues was due to the loss of approximately $0.6 million in revenues from our AHN subsidiary, following its sale in October 2016. AHN, located in Nordhausen, Germany, was a manufacturer of liquid handling products. Excluding the unfavorable currency translation and the revenue impact of the AHN disposition, revenues grew approximately 1%. This increase was primarily due to solid revenue growth in the U.S. and China, partially offset by continued softness in Europe.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Three Months Ended
June 30, 2017

Organic and AHN change	-1.4%

Foreign exchange effect	-2.1%

Total revenue change	-3.5%

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the United States dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We believe that disclosing this non-GAAP financial information provides investors with an enhanced understanding of the underlying operations of the business. This non-GAAP financial information is used by our management to internally evaluate our operating results. The non-GAAP financial information provided in the table above should be considered in addition to, not as a substitute for, the financial information provided and presented in accordance with accounting principles generally accepted in the United States, or GAAP and may be different than other companies’ non-GAAP financial information.

Cost of revenues

Cost of revenues were $13.9 million for the three months ended June 30, 2017, a decrease of $0.6 million, or 3.7%, compared with $14.5 million for the three months ended June 30, 2016. The decrease in cost of revenues was primarily due to the effect on cost of revenues of the sale of AHN which was approximately $0.4 million and to a lesser extent, the decrease in revenues. Gross profit margin as a percentage of revenues increased slightly to 44.8% for the three months ended June 30, 2017 compared with 44.7% for 2016. The increase in gross profit margin was a result of a change in the mix of distributed or manufactured products sold as well as a lower proportion of fixed charges to sales in comparison to the prior period.

Sales and marketing expenses

Sales and marketing expenses were relatively flat, decreasing $0.1 million or 2.0% to $5.0 million for the three months ended June 30, 2017 compared to $5.1 million during the same period in 2016. The decrease was primarily due to currency fluctuation.

General and administrative expenses

General and administrative expenses were $4.4 million for the three months ended June 30, 2017, a decrease of $0.8 million, or 15.9%, compared with $5.2 million for the three months ended June 30, 2016. The decrease was primarily due to forensic investigation costs incurred during the three months ended June 30, 2016, a decrease in consulting fees, and lower stock based compensation expense compared to the same period in 2016.

Research and development expenses

Research and development expenses were $1.3 million for the three months ended June 30, 2017, a decrease of $0.2 million, or 13.7%, compared with $1.5 million for the three months ended June 30, 2016. The decrease in expense was primarily due to an increase in the amount of research grants earned. Research grants are accounted for as a reduction in research and development expense over the period of research performed.

Amortization of intangible assets

Amortization of intangible asset expenses was $0.6 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively. The decrease in amortization expense was primarily due to the effect of certain long-lived intangible assets becoming fully amortized towards the end of fiscal year 2016, as well as the sale of AHN during October 2016.

Other (expense) income, net

Other (expense) income, net, was expense of $0.5 million and income of $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Included in other (expense) income, net for three months ended June 30, 2017 and 2016 was interest expense of $0.2 million, for both periods. The increase in other expense, net was primarily due to an increase in foreign exchange losses. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.3 million in currency losses and $0.3 million in currency gains for the three months ended June 30, 2017 and 2016, respectively.

Income taxes

Income tax was an approximately $81 thousand and $54 thousand benefit for the three months ended June 30, 2017 and 2016, respectively. The tax benefit for the three months ended June 30, 2017 reflects the incremental benefit recorded for the six months ended June 30, 2017 associated with the actual results for the six-month period. Discrete items included in the tax benefit for the three months ended June 30, 2017 included the reversal of an uncertain tax position upon the settlement of a German audit, net of additional income tax liability per the settlement. Tax benefit for the three months ended June 30, 2016 included foreign currency gains and losses and a return to provision adjustment.

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

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

	Six Months Ended
	June 30,
	2017	2016	Dollar Change	% Change
	(dollars in thousands)
Revenues	$49,369	$53,099	$(3,730)	-7.0%
Cost of product revenues	26,583	28,479	(1,896)	-6.7%
Gross margin percentage	46.2%	46.4%	N/A	-0.5%
Sales and marketing expenses	10,030	10,188	(158)	-1.6%
General and administrative expenses	9,610	11,184	(1,574)	-14.1%
Research and development expenses	2,581	2,927	(346)	-11.8%
Amortization of intangible assets	1,203	1,370	(167)	-12.2%

Revenues

Revenues for the six months ended June 30, 2017 were $49.4 million, a decrease of 7.0%, or $3.7 million, compared to revenues of $53.1 million for the same period in 2016.

Excluding the effects of currency translation, primarily from the weakening of the British Pound against the U.S. dollar, our revenues decreased 4.7%, or $2.5 million from the same period in 2016. Also included in the revenue decline for the quarter is a decrease of $1.3 million, due to the AHN disposition in October 2016. Excluding the unfavorable currency translation and the revenue impact of the AHN disposition, revenues declined by approximately 2%. The decrease was primarily due to continued softness in Europe, partially offset with revenue growth in the U.S. and China for the six months ended June 30, 2017.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Six Months Ended
June 30, 2017

Organic and AHN change	-4.7%

Foreign exchange effect	-2.3%

Total revenue change	-7.0%

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the United States dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We believe that disclosing this non-GAAP financial information provides investors with an enhanced understanding of the underlying operations of the business. This non-GAAP financial information approximates information used by our management to internally evaluate our operating results. The non-GAAP financial information provided in the table above should be considered in addition to, not as a substitute for, the financial information provided and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

Cost of revenues

Cost of revenues decreased $1.9 million, or 6.7%, to $26.6 million for the six months ended June 30, 2017 compared with $28.5 million for the six months ended June 30, 2016. The decrease in cost of revenues was primarily due to the decrease in revenues, including the effect on cost of revenues of the sale of AHN which was approximately $0.9 million. Gross profit margin as a percentage of revenues was relatively flat at 46.2% for the six months ended June 30, 2017 compared with 46.4% for 2016.

Sales and marketing expenses

Sales and marketing expenses decreased $0.2 million, or 1.6%, to $10.0 million for the six months ended June 30, 2017 compared with $10.2 million for the six months ended June 30, 2016. The decrease was primarily due to currency fluctuation and also included the effect of a decrease in sales commissions. Sales commissions decreased due to lower revenues during the six months ended June 30, 2017 in comparison to the same period in 2016.

General and administrative expenses

General and administrative expenses decreased $1.6 million, or 14.1%, to $9.6 million for the six months ended June 30, 2017 compared with $11.2 million for the six months ended June 30, 2016. The decrease was primarily due to forensic investigation costs incurred during the six months ended June 30, 2016, a decrease in consulting fees, and lower travel costs compared to the same period in 2016.

Research and development expenses

Research and development expenses were $2.6 million for the six months ended June 30, 2017, a decrease of $0.3 million, or 11.8%, compared with $2.9 million for the six months ended June 30, 2016. The decrease was primarily due to a reduction in payroll related costs and an increase in the amount of research grants earned. Research grants are accounted for as a reduction in research and development expense over the period of research performed.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.2 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in amortization expense was primarily due to the effect of certain long-lived intangible assets becoming fully amortized towards the end of fiscal year 2016, as well as the sale of AHN during October 2016.

Other expense, net

Other expense, net, was $0.9 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The increase in other expense, net was primarily due to an increase in foreign currency losses as compared to foreign currency gains in the prior period. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.4 million in currency losses and $0.3 million in currency gains during the six months ended June 30, 2017 and 2016, respectively. Interest expense was $0.3 million for both the six months ended June 30, 2017 and 2016.

Income taxes

Income tax was an approximately a $58 thousand benefit and a $139 thousand expense for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate was 3.9% for the six months ended June 30, 2017, compared with (11.5%) for the same period in 2016. The tax rates for the six months ended June 30, 2017 and 2016, respectively, were based on actual results for the six-month period rather than an effective tax rate estimated for the entire year. We determined that using a year-to-date approach resulted in a better estimate of income tax expense based on our updated forecasts of pre-tax income, mix of income across several jurisdictions with different statutory tax rates as well as the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between our effective tax rate period over period was primarily attributable to higher pre-tax income at certain individual subsidiaries in 2017 versus 2016 despite an overall pre-tax loss in both periods, as well as the settlement of an uncertain tax position. In addition, both periods included the tax impact of amortization of certain indefinite-lived intangibles which are amortized for tax purposes only, against which a valuation allowance is not established.

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

As of June 30, 2017, we held cash and cash equivalents of $4.7 million, compared with $5.6 million at December 31, 2016. As of June 30, 2017 and December 31, 2016, we had $13.2 million and $13.7 million of borrowings outstanding under our credit facility, net of deferred financing costs. Total debt, net of cash and cash equivalents was $8.5 million at June 30, 2017, compared to $8.1 million at December 31, 2016. In addition, we had an underfunded United Kingdom pension liability of approximately $3.3 million and $3.0 million at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, cash and cash equivalents held by our foreign subsidiaries was $3.3 million and $4.5 million, respectively. Funds held by our foreign subsidiaries are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds, then United States federal and state income taxes would have to be recorded on such amounts. Our reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of December 31, 2015, we determined that the assertion of permanent reinvestment at our foreign subsidiaries in Canada and France was no longer appropriate and we repatriated approximately $3.2 million during the six months ended June 30, 2016. We did not repatriate any funds during the six months ended June 30, 2017. Cash balances did not exceed the level required for normal business operations at our subsidiaries in Canada and France as of June 30, 2017. With no funds available to repatriate, no deferred tax liability was recorded as of that date. The total tax liability associated with the repatriation of undistributed earnings in Canada and France during the six months ended June 30, 2016 was approximately $1.7 million, however the liability was entirely offset by the foreign tax credits generated from the repatriation. We currently have no plans to repatriate any of our undistributed foreign earnings in any other countries outside of Canada and France. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments, pension obligations and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

We currently intend to retain all of our earnings to finance the expansion and development of our business and do not anticipate paying any cash dividends to holders of our common stock in the near future. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the near future.

Condensed Cash Flow Statements

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)

Cash flows from operations:
Net loss	$(1,447)	$(1,349)
Other adjustments to operating cash flows	3,598	3,942
Changes in assets and liabilities	(2,286)	(2,377)
Net cash (used in) provided by operating activities	(135)	216

Investing activities:
Additions to property, plant and equipment	(437)	(402)
Other investing activities	(39)	(10)
Net cash used in investing activities	(476)	(412)

Financing activities:
Net repayments of debt	(552)	(2,625)
Other financing activities	(77)	(9)
Net cash used in financing activities	(629)	(2,634)

Effect of exchange rate changes on cash	368	(283)

Decrease in cash and cash equivalents	$(872)	$(3,113)

Our operating activities used cash of $0.1 million and provided $0.2 million of cash for the six months ended June 30, 2017 and 2016, respectively. The decrease in net cash flow from operations was primarily due to the effect of a slightly higher net loss and changes in working capital quarter over quarter.

Our investing activities used cash of $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. Investing activities during the six months ended June 30, 2017 and 2016 primarily included cash used for purchases of property, plant and equipment. We spent $0.4 million on capital expenditures during both the six months ended June 30, 2017 and 2016.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the six months ended June 30, 2017, financing activities used cash of $0.6 million, compared with $2.6 million of cash used by financing activities for the six months ended June 30, 2016. During the six months ended June 30, 2017, we borrowed $2.0 million under our credit facility, repaid $2.6 million of debt under our credit facility and term loans and ended the quarter with $13.2 million of borrowings, net of deferred financing costs of $0.1 million. Net cash paid for tax withholdings from the issuance of common stock for the six months ended June 30, 2017 was $0.1 million, which related to the vesting of restricted stock units. During the six months ended June 30, 2016, we borrowed $2.0 million under our credit facility, repaid $4.6 million of debt under our credit facility and term loans and ended with $16.2 million of borrowings at June 30, 2016, net of deferred financing costs of $0.1 million.

Borrowing Arrangements

On August 7, 2009, we entered into an Amended and Restated Revolving Credit Loan Agreement related to a $20.0 million revolving credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co as lenders (as amended, the 2009 Credit Agreement). On March 29, 2013, we entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the 2013 Credit Agreement) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co, as lenders that amended and restated the 2009 Credit Agreement. Between September 2011 and May 2017, we entered into a series of amendments that among other things did the following:

•	on September 30, 2011, reduced interest rates to the London Interbank Offered Rate plus 3.0%;
•	on March 29, 2013, converted existing loan advances into a term loan in the principal amount of $15.0 million (the 2013 Term Loan), provided a revolving credit facility in the maximum principal amount of $25.0 million (the 2013 Revolving Line) and a delayed draw term loan (the 2013 DDTL) of up to $15.0 million;
•	on October 31, 2013, reduced the 2013 DDTL from up to $15.0 million to up to $10.0 million;
•	on April 24, 2015, extended the maturity date of the 2013 Revolving Line to March 29, 2018 and reduced the interest rates on the 2013 Revolving Line, 2013 Term Loan and 2013 DDTL;
•	on June 30, 2015, amended its quarterly minimum fixed charge coverage financial covenant;
•	on March 9, 2016, amended the principal payment amortization of the 2013 Term Loan and 2013 DDTL to five years, as well as amended its quarterly minimum fixed charge coverage financial covenant; and
•	on May 2, 2017, entered into a Third Amended and Restated Revolving Credit Agreement (as amended, the Credit Agreement) with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co, as lenders that amended and restated the 2013 Credit Agreement.

The Credit Agreement was entered into to, among other things, consolidate, combine and restate the outstanding indebtedness, on the date of the Credit Agreement, into a term loan (the Term Loan) in the principal amount of $14.0 million, and also provide for a $25.0 million revolving line of credit (the Revolving Line). The Term Loan and the Revolving Line each have a maturity date of May 1, 2022. Borrowings under the Term Loan accrue interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR as published by Reuters (or other commercially available source providing quotations of BBA LIBOR), plus in either case, a margin of 2.75%. Additionally, the Revolving Line accrues interest at a rate based on either the effective LIBOR for certain interest periods selected by us, or a daily floating rate based on the BBA LIBOR, plus in either case, a margin of 2.25%.

At June 30, 2017, the weighted effective interest rate, net of the impact of our interest rate swap, on the Term Loan was 4.61%. The Credit Agreement includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of June 30, 2017, we were in compliance with all financial covenants contained in the Credit Agreement; we were subject to covenant and working capital borrowing restrictions, and had available borrowing capacity under the Credit Agreement of $5.3 million.

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

During the six months ended June 30, 2017, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and a neutral effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $1.2 million and a favorable effect on expenses of approximately $1.2 million. During the six months ended June 30, 2016, changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of $0.5 million and a favorable effect on expenses of $0.5 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended June 30, 2017, was approximately $2.1 million, compared to a loss of $1.8 million for the three months ended June 30, 2016. The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the six months ended June 30, 2017, was approximately $3.0 million, compared to a loss of $1.2 million for the six months ended June 30, 2016.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.3 million in currency losses and $0.3 million in currency gains during the three months ended June 30, 2017 and 2016, respectively. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.4 million in currency losses and $0.3 million in currency gains during the six months ended June 30, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance within generally accepted accounting principles in the United States. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We expect to adopt this standard as of January 1, 2018 using the modified retrospective approach. We are in the process of completing a comprehensive assessment of our contracts concerning any unique customer contract terms or transactions that could have implications to the timing of revenue recognition under the new guidance. We expect this undertaking will be complete in the second half of 2017.

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

In May 2017, the FASB issued ASU 2017-09, Stock compensation (Topic 718): Scope of modification accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are evaluating the requirements of this guidance and have not yet determined the impact of the adoption on our consolidated financial position, results of operations and cash flows.

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

We adopted ASU 2016-09 as of January 1, 2017. We recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in no net impact to retained earnings and deferred tax assets. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the first quarter of 2017 have been recognized in the current period’s income statement.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2017, we had $13.2 million outstanding under our Credit Agreement, net of deferred financing costs.

As noted above under the heading “Borrowing Arrangements”, on May 2, 2017, we entered into the Credit Agreement to amend our credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. Immediately after entering into this Credit Agreement, we entered into a new interest rate swap contract with Bank of America with a notional amount of $14.0 million and a termination date of March 30, 2022 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with our Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 1.86%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”. As a result of entering into the new interest rate swap contract, we unwound the previous interest rate swap contracts, and received an immaterial amount in proceeds.

As of June 30, 2017, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 4.61%. Assuming no other changes which would affect the margin of the interest rate under our Term Loan, due to interest rate on the Term Loan being fixed at a rate of 1.86% plus a bank margin of 2.75%, there would be no effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of June 30, 2017, over the next twelve months.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were not effective, as of June 30, 2017, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 17, 2017 (the 2016 Form 10-K). Management has concluded that the material weaknesses that were present at December 31, 2016 were also present at June 30, 2017.

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in the 2016 Form 10-K, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, fairly present our financial condition, results of operations and cash flows in all material respects.

As previously disclosed in the 2016 Form 10-K, to remediate the material weaknesses described under the subheading “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2016 Form 10-K, we have continued to implement the remediation initiatives described under the subheading “Remediation Plan” in Item 9A of the 2016 Form 10-K. Specifically, we have implemented a new ERP system at MCS, continue to review authority and reporting lines at MCS, and continue to design and implement additional income tax related controls. We will continue to evaluate the remediation and may in the future implement additional measures. While improvements have been made, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.        Exhibits

Exhibit Index

10.1(1)	Third Amended and Restated Credit Agreement dated as of May 1, 2017, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 9, 2017) and incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 3, 2017

HARVARD BIOSCIENCE, INC.

By:	/S/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

By:	/S/ ROBERT E. GAGNON
Robert E. Gagnon
Chief Financial Officer

INDEX TO EXHIBITS

10.1(1)	Third Amended and Restated Credit Agreement dated as of May 1, 2017, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 8, 2017) and incorporated by reference thereto.