Form 10-Q
period 2017-09-30
HARVARD BIOSCIENCE INC
filed 2017-11-02
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 _________________________

FORM 10-Q

 _________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number 001-33957

 _________________________

HARVARD BIOSCIENCE, INC.

(Exact Name of Registrant as Specified in Its Charter)

 _________________________

Delaware	04-3306140
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

84 October Hill Road, Holliston, MA	01746
(Address of Principal Executive Offices)	(Zip Code)

(508) 893-8999

(Registrant’s telephone number, including area code)

 _________________________

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

As of October 27, 2017, there were 34,880,512 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,836	$5,596
Accounts receivable, net of allowance for doubtful accounts of $600 and $611,
respectively	15,266	15,746
Inventories	21,380	19,955
Other receivables and other assets	4,917	4,175
Total current assets	47,399	45,472

Property, plant and equipment, net	4,265	4,296
Deferred income tax assets	1,273	1,157
Amortizable intangible assets, net	16,543	17,471
Goodwill	39,837	38,032
Other indefinite lived intangible assets	1,240	1,209
Other assets	121	128
Total assets	$110,678	$107,765

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$2,765	$2,372
Accounts payable	5,607	6,196
Deferred revenue	633	500
Accrued income taxes	207	223
Accrued expenses	4,483	4,550
Other liabilities - current	252	760
Total current liabilities	13,947	14,601

Long-term debt, less current installments	9,674	11,374
Deferred income tax liabilities	6,624	6,417
Other long term liabilities	3,528	3,177
Total liabilities	33,773	35,569

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 42,626,019 and
42,186,827 shares issued and 34,880,512 and 34,441,320 shares outstanding, respectively	418	418
Additional paid-in-capital	217,636	215,134
Accumulated deficit	(117,966)	(116,030)
Accumulated other comprehensive loss	(12,515)	(16,658)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	76,905	72,196
Total liabilities and stockholders' equity	$110,678	$107,765

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$25,050	$25,007	$74,419	$78,106
Cost of revenues	13,411	13,317	39,994	41,796
Gross profit	11,639	11,690	34,425	36,310

Sales and marketing expenses	5,081	5,006	15,111	15,194
General and administrative expenses	4,534	4,783	14,144	15,979
Research and development expenses	1,538	1,309	4,119	4,236
Amortization of intangible assets	622	729	1,825	2,099
Impairment charges	-	676	-	676
Total operating expenses	11,775	12,503	35,199	38,184

Operating loss	(136)	(813)	(774)	(1,874)

Other (expense) income:
Foreign exchange	(73)	138	(488)	411
Interest expense, net	(189)	(141)	(531)	(484)
Other expense, net	(12)	(64)	(122)	(143)
Other expense, net	(274)	(67)	(1,141)	(216)

Loss before income taxes	(410)	(880)	(1,915)	(2,090)
Income tax expense (benefit)	7	758	(51)	897
Net loss	$(417)	$(1,638)	$(1,864)	$(2,987)

Loss per share:
Basic loss per common share	$(0.01)	$(0.05)	$(0.05)	$(0.09)

Diluted loss per common share	$(0.01)	$(0.05)	$(0.05)	$(0.09)

Weighted average common shares:
Basic	34,840	34,327	34,706	34,157

Diluted	34,840	34,327	34,706	34,157

Comprehensive income (loss):
Net loss	$(417)	$(1,638)	$(1,864)	$(2,987)
Foreign currency translation adjustments	1,181	(2,006)	4,189	(1,390)
Derivatives qualifying as hedges, net of tax:
Gain (loss) on derivative instruments designated and qualifying as cash flow hedges	-	11	(89)	(37)
Amounts reclassified from accumulated other comprehensive loss to net loss	21	8	43	31
Total comprehensive income (loss)	$785	$(3,625)	$2,279	$(4,383)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,864)	$(2,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	2,604	2,596
Depreciation	1,009	1,173
Impairment charges	-	676
Non-cash restructuring credits	-	(27)
Amortization of catalog costs	31	13
Provision for allowance for doubtful accounts	1	59
Amortization of intangible assets	1,825	2,099
Amortization of deferred financing costs	36	72
Deferred income taxes	-	455
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,000	2,145
(Increase) decrease in inventories	(608)	735
Increase in other receivables and other assets	(563)	(742)
Decrease in trade accounts payable	(786)	(2,785)
Increase (decrease) in accrued income taxes	35	(158)
(Decrease) increase in accrued expenses	(830)	296
Increase in deferred revenue	99	29
Increase in other liabilities	7	7
Net cash provided by operating activities	1,996	3,656

Cash flows used in investing activities:
Additions to property, plant and equipment	(677)	(920)
Additions to catalog costs	(39)	(34)
Net cash used in investing activities	(716)	(954)

Cash flows used in financing activities:
Proceeds from issuance of debt	2,250	3,000
Repayments of debt	(3,502)	(6,738)
(Net taxes paid for) net proceeds from issuance of common stock	(101)	80
Net cash used in financing activities	(1,353)	(3,658)

Effect of exchange rate changes on cash	313	(443)
Increase (decrease) in cash and cash equivalents	240	(1,399)
Cash and cash equivalents at the beginning of period	5,596	6,744
Cash and cash equivalents at the end of period	$5,836	$5,345

Supplemental disclosures of cash flow information:
Cash paid for interest	$503	$468
Cash (refunded) paid for income taxes	$(96)	$725

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 17, 2017.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2017, results of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016, as applicable, have been made. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company is in the process of evaluating the impact of the new standard on its consolidated financial position, results of operations and cash flows. As part of this process, the Company has conducted a comprehensive assessment of its contracts concerning any unique customer contract terms or transactions that could have implications under the new guidance. The Company has identified its significant revenue streams, which currently consist primarily of product revenue transactions, and to a lesser extent, extended warranty transactions on certain product sales, and revenues from government contracts. The Company is in the process of updating its revenue recognition policy, systems, and internal controls in response to the new update. The Company does not expect material changes to the timing of revenue recognition, nor does it expect significant changes to its systems or internal controls.

Finally, the Company is evaluating the disclosure requirements under the new standard, which are generally more expansive than current guidance. The Company expects these undertakings will be complete in the fourth quarter of 2017. Based on procedures to date, the Company does not anticipate material changes to its consolidated financial statements. The Company continues to work through the adoption process and it is possible that these preliminary conclusions could change.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. The Company has commenced the process of evaluating the requirements of the standard as well as collecting information on all its leases. The Company has not yet concluded on the impact of the adoption on its consolidated financial position, results of operations and cash flows, however, assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities. The Company’s future commitments under lease obligations are summarized in Note 10.

In May 2017, the FASB issued ASU 2017-09, Stock compensation (Topic 718): Scope of modification accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company has evaluated the requirements of this guidance and does not expect the adoption of the standard to have a material impact on its consolidated financial position, results of operations and cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) which amends the hedge accounting recognition and presentation requirements in ASC 815. The Board’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows.

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

The Company adopted ASU 2016-09 as of January 1, 2017. The Company recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in no net impact to retained earnings and deferred tax assets. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the nine months ended September 30, 2017 have been recognized in the current period’s income statement.

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

3.       Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2016	$(14,200)	$-	$(2,458)	$(16,658)

Other comprehensive income before reclassifications	4,189	(89)	-	4,100
Amounts reclassified from AOCI	-	43	-	43

Other comprehensive income	4,189	(46)	-	4,143

Balance at September 30, 2017	$(10,011)	$(46)	$(2,458)	$(12,515)

4.       Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	September 30, 2017		December 31, 2016		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$16,090	$(12,948)	$15,082	$(11,710)	6.6	Years
Trade names	7,639	(3,931)	7,379	(3,479)	7.3	Years
Distribution agreements/customer relationships	23,713	(14,081)	22,976	(12,862)	8.3	Years
Patents	223	(162)	204	(119)	1.4	Years
Total amortizable intangible assets	47,665	$(31,122)	45,641	$(28,170)

Indefinite-lived intangible assets:
Goodwill	39,837		38,032
Other indefinite-lived intangible assets	1,240		1,209
Total goodwill and other indefinite-lived intangible assets	41,077		39,241

Total intangible assets, gross	$88,742		$84,882

(a) Weighted average life as of September 30, 2017.

The change in the carrying amount of goodwill for the nine months ended September 30, 2017 is as follows:

(in thousands)
Balance at December 31, 2016	$38,032
Effect of change in currency translation	1,805
Balance at September 30, 2017	$39,837

Impairment of intangible assets

During the third quarter of 2016, the Company initiated plans to sell the operations of its AHN Biotechnologie GmbH subsidiary (AHN), a manufacturer of liquid handling products, located in Nordhausen, Germany. The Company assessed the held for sale accounting guidance, pursuant to ASC 360-10, and concluded that it had not met all the criteria for AHN’s assets and liabilities to be classified as held for sale as of September 30, 2016. As such, AHN’s assets and liabilities were presented as held and used, and the results of its operations included within continuing operations as of, and for the three and nine months ended September 30, 2016, respectively.

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

Amortization of intangible assets

Intangible asset amortization expense was $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. Intangible asset amortization expense was $1.8 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.5 million for the year ending December 31, 2017, $2.4 million for the year ending December 31, 2018, $2.2 million for the year ending December 31, 2019, $2.2 million for the year ending December 31, 2020 and $2.2 million for the year ending December 31, 2021.

5.        Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Finished goods	$9,737	$9,340
Work in process	875	823
Raw materials	10,768	9,792
Total	$21,380	$19,955

6.        Property, Plant and Equipment

As of September 30, 2017 and December 31, 2016, property, plant and equipment consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Land, buildings and leasehold improvements	$2,201	$2,095
Machinery and equipment	7,844	7,224
Computer equipment and software	9,057	8,115
Furniture and fixtures	1,335	1,274
Automobiles	219	196
	20,656	18,904
Less: accumulated depreciation	(16,391)	(14,608)
Property, plant and equipment, net	$4,265	$4,296

7.        Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of September 30, 2017 and 2016. Pursuant to a lease agreement, the Company incurred rent expense of approximately $64 thousand and $59 thousand to the former owners of MCS for the three months ended September 30, 2017 and 2016, respectively. The Company incurred rent expense of approximately $11 thousand to the former owner of TBSI for both the three months ended September 30, 2017 and 2016. The Company incurred rent expense of approximately $0.2 million to the former owners of MCS for both the nine months ended September 30, 2017 and 2016. The Company incurred rent expense of approximately $32 thousand to the former owner of TBSI for both the nine months ended September 30, 2017 and 2016.

8.        Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning			Ending
	Balance	Payments	Additions	Balance
	(in thousands)

Year ended December 31, 2016	$147	(97)	143	$193

Nine months ended September 30, 2017	$193	(21)	76	$248

9.        Employee Benefit Plans

One of the Company’s subsidiaries in the United Kingdom, UK, Biochrom Limited, maintains contributory, defined benefit pension plans for substantially all of its employees. As of June 30, 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$141	$156	$399	$492
Expected return on plan assets	(179)	(168)	(505)	(530)
Net amortization loss	98	74	276	233
Net periodic benefit cost	$60	$62	$170	$195

For the three months ended September 30, 2017 and 2016, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. For the nine months ended September 30, 2017 and 2016, the Company contributed $0.5 million, for both periods, to its defined benefit pension plans. The Company expects to contribute approximately $0.1 million to its defined benefit pension plans during the remainder of 2017.

The Company had an underfunded pension liability of approximately $3.4 million and $3.0 million, as of September 30, 2017 and December 31, 2016, respectively, included in the other long term liabilities line item in the consolidated balance sheets.

10.        Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2022 and thereafter. Rent expense, which is recorded on a straight-line basis, is estimated to be $1.9 million for the year ended December 31, 2017. Rent expense was approximately $0.5 million for both the three months ended September 30, 2017 and 2016. Rent expense was approximately $1.4 million for both the nine months ended September 30, 2017 and 2016, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at September 30, 2017, are as follows:

Operating
Leases
(in thousands)
2018	$1,739
2019	1,740
2020	1,537
2021	1,151
2022	1,133
Thereafter	1,879
Net minimum lease payments	$9,179

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of September 30, 2017, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the ESPP)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. On May 18, 2017, the stockholders of the Company approved an increase of 300,000 shares of common stock in the number of shares available for issuance under the ESPP. Following such amendment, 1,050,000 shares of common stock are authorized for issuance, of which 762,141 shares were issued, as of September 30, 2017. There were 36,902 and 39,353 shares issued under the ESPP during the nine months ended September 30, 2017 and 2016, respectively.

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

Restricted Stock Units with a Market Condition (the Market Condition RSU’s)

On August 3, 2015, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSU’s to certain members of the Company’s management team under the Third A&R Plan. The vesting of these Market Condition RSU’s is cliff-based and linked to the achievement of a relative total shareholder return of the Company’s common stock from August 3, 2015 to the earlier of (i) August 3, 2018 or (ii) upon a change of control (measured relative to the Russell 3000 index and based on the 20-day trading average price before each such date). As of September 30, 2017, the target number of these restricted stock units that may be earned is 170,903 shares; the maximum amount is 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the nine months ended September 30, 2017 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2016	4,096,818	$3.94	1,072,653	$3.15	182,150	$4.81
Granted	62,500	2.99	1,293,771	2.48	-	-
Exercised	(75,913)	2.49	-	-	-	-
Vested (RSUs)	-	-	(457,395)	3.09	-	-
Cancelled / forfeited	(303,013)	3.93	(70,486)	3.08	(11,247)	4.81
Balance at September 30, 2017	3,780,392	$3.95	1,838,543	$2.70	170,903	$4.81

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended September 30, 2017 and 2016 was $1.24 and $1.11, respectively. The weighted average fair value of the options granted under the Third A&R Plan during the nine months ended September 30, 2017 and 2016 was $1.17 and $1.21, respectively. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Volatility	41.99%		43.05%		41.30%		41.97%
Risk-free interest rate	1.74%		1.01%		1.88%		1.29%
Expected holding period (in years)	5.10	years	5.08	years	5.16	years	5.21	years
Dividend yield	-%		-%		-%		-%

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

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the three and nine months ended September 30, 2017 and 2016 was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)

Cost of revenues	$16	$17	$46	$44
Sales and marketing	172	159	461	401
General and administrative	709	736	1,995	2,071
Research and development	36	31	102	80
Total stock-based compensation	$933	$943	$2,604	$2,596

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Basic	34,840,324	34,327,459	34,705,947	34,156,606
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSU's	-	-	-	-
Diluted	34,840,324	34,327,459	34,705,947	34,156,606

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSU’s of approximately 5,789,838 and 5,300,945 shares of common stock for both the three and nine months ended September 30, 2017 and 2016, respectively, as the impact of these shares would be anti-dilutive.

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

As of September 30, 2017 and December 31, 2016, the Company had borrowings net of debt issuance costs of $12.4 million and $13.7 million respectively, outstanding under its Credit Agreement. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments. As of September 30, 2017, the Company was in compliance with all financial covenants contained in the Credit Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Credit Agreement of $5.5 million.

As of September 30, 2017, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its Term Loan was 4.61%.

As of September 30, 2017 and December 31, 2016, the Company’s borrowings were comprised of:

	September 30,	December 31,
	2017	2016
	(in thousands)
Long-term debt:
Term loan	$12,598	$5,400
DDTL	-	4,400
Revolving line	-	4,050
Total unamortized deferred financing costs	(159)	(104)
Total debt	12,439	13,746
Less: current installments	(2,800)	(2,450)
Current unamortized deferred financing costs	35	78
Long-term debt	$9,674	$11,374

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

The notional amount of the Company’s derivative instruments as of September 30, 2017 was $12.6 million.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of September 30, 2017 and December 31, 2016.

		September 30, 2017	September 30, 2017
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$12,600	$(46)

		December 31, 2016	December 31, 2016
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other liabilities-non current	$5,500	$-

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and nine months ended September 30, 2017 and 2016:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest rate swaps	$-	$11	$(89)	$(37)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)				Location of amount
	Three Months Ended September 30,		Nine Months Ended September 30,		reclassified from AOCI
	2017	2016	2017	2016	into income (effective portion)
	(in thousands)
Interest rate swaps	$21	$8	$43	$31	Interest expense

As of September 30, 2017, $48 thousand of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. As a result of entering into the May 2017 interest rate swap contract, the Company unwound its previous interest rate swap contracts, and received an immaterial amount in proceeds. There were no cash flow hedges discontinued during 2016.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$(46)	$-	$(46)

Fair Value as of December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$-	$-	$-

The Company uses the market approach technique to value its financial liabilities. The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

15.        Income Tax

Income tax expense was approximately $7 thousand and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The tax expense for the three months ended September 30, 2017 reflects the incremental expense recorded for the nine months ended September 30, 2017 associated with the actual results for the nine-month period, as described below.

Discrete items included in the tax expense for the three months ended September 30, 2017 included foreign currency gains and losses. Tax benefit for the three months ended September 30, 2016 included the recording of a full valuation allowance against the net deferred tax assets of one of the Company’s German subsidiaries, as well as the impact of an enacted tax rate change on the net deferred tax assets of one of the Company’s UK subsidiaries.

Income tax was an approximately $0.1 million benefit and a $0.9 million expense for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate was 2.7% for the nine months ended September 30, 2017, compared with (42.9%) for the same period in 2016. The tax rates for the nine months ended September 30, 2017 and 2016 were based on actual results for the nine-month period rather than an effective tax rate estimated for the entire year. In 2017 and 2016, the Company determined that using a year-to-date approach resulted in a better estimate of income tax expense/benefit based on its forecast of pre-tax income/loss, the mix of taxable income/loss across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between the Company’s effective tax rate period over period was primarily attributable to higher pre-tax income at certain individual subsidiaries in 2017 versus 2016, despite an overall pre-tax loss in both periods, as well as the settlement of an uncertain tax position in 2017, and the recording of a valuation allowance at a German subsidiary in 2016. In addition, both periods included the tax impact of amortization of certain indefinite-lived intangibles which are amortized for tax purposes only, against which a valuation allowance is not established.

As disclosed in footnote 2, the Company adopted ASU 2016-09 as of January 1, 2017. As a result, the Company recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in a net impact of $0. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the nine months ended September 30, 2017 have been recognized in the current period’s income statement.

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

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our Cell and Animal Physiology product line. This product line includes both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 68% and 64% of our revenues for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, revenues from direct sales to end users represented approximately 66% and 63% of our revenues, respectively.

Products in our Molecular Separation and Analysis product line are generally sold by distributors, and are typically priced in the range of $5,000-$15,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended September 30, 2017 and 2016, approximately 32% and 36% of our total revenues, respectively, were derived from sales to distributors. For the nine months ended September 30, 2017 and 2016, approximately 34% and 37% of our total revenues, respectively, were derived from sales to distributors.

For the three and nine months ended September 30, 2017, approximately 62% of our revenues, for both periods, were derived from products we manufacture, approximately 13%, for both periods, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 25%, for both periods, were derived from distributed products sold under our brand names. For the three and nine months ended September 30, 2016, approximately 60% and 61% of our revenues, respectively, were derived from products we manufacture, approximately 14%, for both periods were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment, and approximately 26% and 25%, respectively, were derived from distributed products sold under our brand names.

For the three months ended September 30, 2017 and 2016, approximately 34% and 36% of our revenues, respectively, were derived from sales made by our non-United States operations. For the nine months ended September 30, 2017 and 2016, approximately 33% and 38% of our revenues, respectively, were derived from sales made by our non-United States operations. As discussed later under “Selected Results of Operations”, the decrease in revenues derived by our non-United States operations is primarily attributable to currency translation and the sale of our AHN Biotechnologie GmbH subsidiary (AHN).

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $0.9 million for both periods. Stock-based compensation expense for the nine months ended September 30, 2017 and 2016 was $2.6 million for both periods. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses.

Selected Results of Operations

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30,		Dollar	%
	2017	2016	Change	Change
	(dollars in thousands)
Revenues	$25,050	$25,007	$43	0.2%
Cost of revenues	13,411	13,317	94	0.7%
Gross margin percentage	46.5%	46.7%	N/A	-0.6%
Sales and marketing expenses	5,081	5,006	75	1.5%
General and administrative expenses	4,534	4,783	(249)	-5.2%
Research and development expenses	1,538	1,309	229	17.5%
Amortization of intangible assets	622	729	(107)	-14.7%
Impairment charges	-	676	(676)	-100.0%

Revenues

Revenues for the three months ended September 30, 2017 were $25.1 million, an increase of approximately 0.2%, or $43 thousand, compared to revenues of $25.0 million for the three months ended September 30, 2016.

The loss in revenues from the October 2016 AHN disposition negatively impacted revenues in the quarter by approximately $0.7 million, while the impact of currency translation positively impacted revenues in the quarter by approximately $0.2 million. The favorability in currency translation in the quarter was primarily from the strengthening of the Euro and British Pound against the U.S. dollar. Excluding the impact of the AHN disposition and currency translation, revenues grew approximately 2%, or $0.5 million in the third quarter. This result was primarily due to growth in the U.S. and China, partially offset by a decline in Europe.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Three Months Ended
September 30, 2017

Organic and AHN change	-0.7%

Foreign exchange effect	0.9%

Total revenue change	0.2%

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

Cost of revenues

Cost of revenues were $13.4 million for the three months ended September 30, 2017, an increase of $0.1 million, or 0.7%, compared with $13.3 million for the three months ended September 30, 2016. The increase in cost of revenues was primarily due to the effect of changes in volume and mix of distributed or manufactured products in comparison to the prior period. These increases were offset by the effect on cost of revenues of the sale of AHN which was approximately $0.5 million. Gross profit margin as a percentage of revenues decreased slightly to 46.5% for the three months ended September 30, 2017 compared with 46.7% for 2016.

Sales and marketing expenses

Sales and marketing expenses were relatively flat, increasing $0.1 million or 1.5% to $5.1 million for the three months ended September 30, 2017 compared to $5.0 million during the same period in 2016. The increase in sales and marketing expenses was due to increases in employee costs and stock compensation offset by decreases in consulting and purchased services as well as the impact of the sale of AHN.

General and administrative expenses

General and administrative expenses were $4.5 million for the three months ended September 30, 2017, a decrease of $0.3 million, or 5.2%, compared with $4.8 million for the three months ended September 30, 2016. The reduction in these expenses was primarily due to a decrease in employee, consulting and purchased services costs, offset by an increase in facilities costs.

Research and development expenses

Research and development expenses were $1.5 million for the three months ended September 30, 2017, an increase of $0.2 million, or 17.5%, compared with $1.3 million for the three months ended September 30, 2016. The increase in expense was primarily due to an increase in employee, consulting and other purchased services costs due to investments in new product development and compliance efforts.

Amortization of intangible assets

Amortization of intangible asset expenses was $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in amortization expense was primarily due to the effect of certain long-lived intangible assets becoming fully amortized towards the end of fiscal year 2016.

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

Other expense, net

Other expense, net, was $0.3 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. Included in other expense, net for three months ended September 30, 2017 and 2016 was interest expense of $0.2 million and $0.1 million, respectively. The increase in other expense, net was primarily due to an increase in foreign exchange losses. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million in currency losses and $0.1 million in currency gains for the three months ended September 30, 2017 and 2016, respectively.

Income taxes

Income tax expense was approximately $7 thousand and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The tax expense for the three months ended September 30, 2017 reflects the incremental expense recorded for the nine months ended September 30, 2017 associated with the actual results for the nine-month period. Discrete items included in the tax expense for the three months ended September 30, 2017 included foreign currency gains and losses. Discrete items for the three months ended September 30, 2016 included the recording of a full valuation allowance against the net deferred tax assets of one of the Company’s German subsidiaries, as well as the impact of an enacted tax rate change on the net deferred tax assets of one of the Company’s UK subsidiaries.

We have operations in the UK and several European countries where we historically had material current and deferred income tax balances related to those activities.  As such, the UK’s 2016 decision to withdraw from the European Union or the EU could have a material effect on our current and deferred income taxes. In March 2017, the UK initiated, through letter submission to the EU, a formal two-year process to officially withdraw its membership. During this two-year period, the UK and EU member states are expected to negotiate many provisions in the UK bilateral agreements and tax treaties with EU member states as well as EU rules governing the income tax treatment of deferred intercompany profits. The final outcome of these negotiations will not be known until both the EU and the UK approve them and the UK enacts the related changes in its tax laws. EU law will cease to apply in the UK at the end of the two-year process in March 2019, unless the negotiations are extended. The letter submission in March 2017 is an administrative step required to begin the formal withdrawal process and is not considered a tax law enactment under ASC 740. Additionally, in order to ensure that all EU laws remain in place until specifically repealed, the UK government has announced its intention to enact a ‘Repeal Bill’ which enshrines all EU law into domestic UK legislation. As of the filing date of this Form 10-Q, this Repeal Bill has not been enacted. Consequently, we plan to adjust our current and deferred taxes when tax law changes related to UK’s withdrawal from the EU are actually enacted and/or when EU law ceases to apply in the UK.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine Months Ended
	September 30,
	2017	2016	Dollar Change	% Change
	(dollars in thousands)
Revenues	$74,419	$78,106	$(3,687)	-4.7%
Cost of product revenues	39,994	41,796	(1,802)	-4.3%
Gross margin percentage	46.3%	46.5%	N/A	-0.5%
Sales and marketing expenses	15,111	15,194	(83)	-0.5%
General and administrative expenses	14,144	15,979	(1,835)	-11.5%
Research and development expenses	4,119	4,236	(117)	-2.8%
Amortization of intangible assets	1,825	2,099	(274)	-13.1%
Impairment charges	-	676	(676)	-100.0%

Revenues

Revenues for the nine months ended September 30, 2017 were $74.4 million, a decrease of 4.7%, or $3.7 million, compared to revenues of $78.1 million for the same period in 2016.

Excluding the effects of currency translation, primarily from the weakening of the British Pound against the U.S. dollar, our revenues decreased 3.4%, or $2.7 million from the same period in 2016. Also included in the revenue decline for the quarter is a decrease of $2.0 million, due to the AHN disposition in October 2016. Excluding the unfavorable currency translation and the revenue impact of the AHN disposition, revenues declined by approximately 1%. The decrease was primarily due to continued softness in Europe, partially offset with revenue growth in the U.S. and China for the nine months ended September 30, 2017.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Nine Months Ended
September 30, 2017

Organic and AHN change	-3.4%

Foreign exchange effect	-1.3%

Total revenue change	-4.7%

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

Cost of revenues

Cost of revenues decreased $1.8 million, or 4.3%, to $40 million for the nine months ended September 30, 2017 compared with $41.8 million for the nine months ended September 30, 2016. The decrease in cost of revenues was primarily due to the decrease in revenues, including the effect on cost of revenues of the sale of AHN which was approximately $1.4 million. Gross profit margin as a percentage of revenues was relatively flat at 46.3% for the nine months ended September 30, 2017 compared with 46.5% for 2016.

Sales and marketing expenses

Sales and marketing expenses decreased $0.1 million, or 0.5%, to $15.1 million for the nine months ended September 30, 2017 compared with $15.2 million for the nine months ended September 30, 2016. The decrease was primarily due to currency fluctuation and also included the effect of a decrease in sales commissions, and the impact of the sale of AHN. Sales commissions decreased due to lower revenues during the nine months ended September 30, 2017 in comparison to the same period in 2016. These decreases were offset by increases in freight and stock compensation costs.

General and administrative expenses

General and administrative expenses decreased $1.9 million, or 11.5%, to $14.1 million for the nine months ended September 30, 2017 compared with $16.0 million for the nine months ended September 30, 2016. The decrease was primarily due to forensic investigation costs incurred during the nine months ended September 30, 2016, as well as a decrease in consulting fees, and lower travel costs compared to the same period in 2016.

Research and development expenses

Research and development expenses were $4.1 million for the nine months ended September 30, 2017, a decrease of $0.1 million, or 2.8%, compared with $4.2 million for the nine months ended September 30, 2016. The decrease was primarily due to a reduction in payroll related costs.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.8 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in amortization expense was primarily due to the effect of certain long-lived intangible assets becoming fully amortized towards the end of fiscal year 2016, as well as the sale of AHN during October 2016.

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

Other expense, net

Other expense, net, was $1.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in other expense, net was primarily due to an increase in foreign currency losses as compared to foreign currency gains in the prior period. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.4 million in currency losses and $0.4 million in currency gains during the nine months ended September 30, 2017 and 2016, respectively. Interest expense was $0.5 million for both the nine months ended September 30, 2017 and 2016.

Income taxes

Income tax was an approximately a $0.1 million benefit and a $0.9 million expense for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate was 2.7% for the nine months ended September 30, 2017, compared with (42.9%) for the same period in 2016. The tax rates for the nine months ended September 30, 2017 and 2016, respectively, were based on actual results for the nine-month period rather than an effective tax rate estimated for the entire year. We determined that using a year-to-date approach resulted in a better estimate of income tax expense based on our updated forecasts of pre-tax income, mix of income across several jurisdictions with different statutory tax rates as well as the impact of the full valuation allowance against U.S. deferred tax assets.

The difference between our effective tax rate period over period was primarily attributable to higher pre-tax income at certain individual subsidiaries in 2017 versus 2016 despite an overall pre-tax loss in both periods, as well as the settlement of an uncertain tax position in 2017, and the recording of a valuation allowance at a German subsidiary in 2016. In addition, both periods included the tax impact of amortization of certain indefinite-lived intangibles which are amortized for tax purposes only, against which a valuation allowance is not established.

We have operations in the UK and several European countries where we historically had material current and deferred income tax balances related to those activities.  As such, the UK’s 2016 decision to withdraw from the European Union or the EU could have a material effect on our current and deferred income taxes. In March 2017, the UK initiated, through letter submission to the EU, a formal two-year process to officially withdraw its membership. During this two-year period, the UK and EU member states are expected to negotiate many provisions in the UK bilateral agreements and tax treaties with EU member states as well as EU rules governing the income tax treatment of deferred intercompany profits. The final outcome of these negotiations will not be known until both the EU and the UK approve them and the UK enacts the related changes in its tax laws. EU law will cease to apply in the UK at the end of the two-year process in March 2019, unless the negotiations are extended. The letter submission in March 2017 is an administrative step required to begin the formal withdrawal process and is not considered a tax law enactment under ASC 740. Additionally, in order to ensure that all EU laws remain in place until specifically repealed, the UK government has announced its intention to enact a ‘Repeal Bill’ which enshrines all EU law into domestic UK legislation. As of the filing date of this Form 10-Q, this Repeal Bill has not been enacted. Consequently, we plan to adjust our current and deferred taxes when tax law changes related to UK’s withdrawal from the EU are actually enacted and/or when EU law ceases to apply in the UK.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and bank borrowings. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.

As of September 30, 2017, we held cash and cash equivalents of $5.8 million, compared with $5.6 million at December 31, 2016. As of September 30, 2017 and December 31, 2016, we had $12.4 million and $13.7 million of borrowings outstanding under our credit facility, net of deferred financing costs. Total debt, net of cash and cash equivalents was $6.6 million at September 30, 2017, compared to $8.1 million at December 31, 2016, respectively. In addition, we had an underfunded United Kingdom pension liability of approximately $3.4 million and $3.0 million at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, cash and cash equivalents held by our foreign subsidiaries was $4.6 million and $4.5 million, respectively. Funds held by our foreign subsidiaries are not available for domestic operations unless the funds are repatriated. If we planned to or did repatriate these funds, then United States federal and state income taxes would have to be recorded on such amounts. Our reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of December 31, 2015, we determined that the assertion of permanent reinvestment at our foreign subsidiaries in Canada and France was no longer appropriate and we repatriated approximately $3.5 million during the nine months ended September 30, 2016. We did not repatriate any funds during the nine months ended September 30, 2017. Cash balances did not exceed the level required for normal business operations at our subsidiaries in Canada and France as of September 30, 2017. With no funds available to repatriate, no deferred tax liability was recorded as of that date. The total tax liability associated with the repatriation of undistributed earnings in Canada and France during the nine months ended September 30, 2016 was approximately $1.2 million, however it is anticipated that any taxable income generated by the repatriation will be offset by the use of carried forward net operating losses. We currently have no plans to repatriate any of our undistributed foreign earnings in any other countries outside of Canada and France. These balances are considered permanently reinvested and will be used for foreign items including foreign acquisitions, capital investments, pension obligations and operations. It is impracticable to estimate the total tax liability, if any, which would be created by the future distribution of these earnings.

We currently intend to retain all of our earnings to finance the expansion and development of our business and do not anticipate paying any cash dividends to holders of our common stock in the near future. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the near future.

Condensed Cash Flow Statements

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)

Cash flows from operations:
Net loss	$(1,864)	$(2,987)
Other adjustments to operating cash flows	5,506	7,116
Changes in assets and liabilities	(1,646)	(473)
Net cash provided by operating activities	1,996	3,656

Investing activities:
Additions to property, plant and equipment	(677)	(920)
Other investing activities	(39)	(34)
Net cash used in investing activities	(716)	(954)

Financing activities:
Net repayments of debt	(1,252)	(3,738)
Other financing activities	(101)	80
Net cash used in financing activities	(1,353)	(3,658)

Effect of exchange rate changes on cash	313	(443)

Increase (decrease) in cash and cash equivalents	$240	$(1,399)

Our operating activities provided cash of $2.0 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in net cash flow from operations was primarily due to the effect of changes in working capital quarter over quarter.

Our investing activities used cash of $0.7 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. Investing activities during the nine months ended September 30, 2017 and 2016 primarily included cash used for purchases of property, plant and equipment. We spent $0.7 million and $0.9 million on capital expenditures during the nine months ended September 30, 2017 and 2016, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the nine months ended September 30, 2017, financing activities used cash of $1.4 million, compared with $3.7 million of cash used by financing activities for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we borrowed $2.3 million under our credit facility, repaid $3.5 million of debt under our credit facility and term loans and ended the quarter with $12.4 million of borrowings, net of deferred financing costs of $0.2 million. Net cash paid for tax withholdings from the issuance of common stock for the nine months ended September 30, 2017 was $0.1 million, which related to the vesting of restricted stock units. During the nine months ended September 30, 2016, we borrowed $3.0 million under our credit facility, repaid $6.7 million of debt under our credit facility and term loans and ended with $15.0 million of borrowings at September 30, 2016, net of deferred financing costs of $0.1 million. Net proceeds from the issuance of common stock for the nine months ended September 30, 2016 were $0.1 million, which related to the exercise of stock options and vesting of restricted stock units.

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

At September 30, 2017, the weighted effective interest rate, net of the impact of our interest rate swap, on the Term Loan was 4.61%. The Credit Agreement includes covenants relating to income, debt coverage and cash flow, as well as minimum working capital requirements. The Credit Agreement also contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million. As of September 30, 2017, we were in compliance with all financial covenants contained in the Credit Agreement; we were subject to covenant and working capital borrowing restrictions, and had available borrowing capacity under the Credit Agreement of $5.5 million.

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

During the nine months ended September 30, 2017, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and a neutral effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $1.0 million and a favorable effect on expenses of approximately $1.0 million. During the nine months ended September 30, 2016, changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of $1.2 million and a favorable effect on expenses of $1.1 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended September 30, 2017, was approximately $1.2 million, compared to a loss of $2.0 million for the three months ended September 30, 2016. The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the nine months ended September 30, 2017, was approximately $4.2 million, compared to a loss of $1.4 million for the nine months ended September 30, 2016.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million in currency losses and $0.1 million in currency gains during the three months ended September 30, 2017 and 2016, respectively. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.5 million in currency losses and $0.4 million in currency gains during the nine months ended September 30, 2017 and 2016, respectively.

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

We are in the process of evaluating the impact of the new standard on our consolidated financial position, results of operations and cash flows. As part of this process, we have conducted a comprehensive assessment of our contracts concerning any unique customer contract terms or transactions that could have implications under the new guidance. We have identified our significant revenue streams, which currently consist primarily of product revenue transactions, and to a lesser extent, extended warranty transactions on certain product sales, and revenues from government contracts. We are in the process of updating our revenue recognition policy, systems, and internal controls in response to the new update. We do not expect material changes to the timing of revenue recognition, nor do we expect significant changes to our systems or internal controls.

Finally, we are evaluating the disclosure requirements under the new standard, which are generally more expansive than current guidance. We expect these undertakings will be complete in the fourth quarter of 2017. Based on procedures to date, we do not anticipate material changes to our consolidated financial statements. We continue to work through the adoption process and it is possible that these preliminary conclusions could change.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. We have commenced the process of evaluating the requirements of the standard as well as collecting information on all our leases. We have not yet concluded on the impact of the adoption on our consolidated financial position, results of operations and cash flows, however, assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities. Our future commitments under lease obligations are summarized in Note 10.

In May 2017, the FASB issued ASU 2017-09, Stock compensation (Topic 718): Scope of modification accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We have evaluated the requirements of this guidance and do not expect the adoption of the standard to have a material impact on our consolidated financial position, results of operations and cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) which amends the hedge accounting recognition and presentation requirements in ASC 815. The Board’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. We are evaluating the requirements of this guidance and have not yet determined the impact of the adoption on our consolidated financial position, results of operations and cash flows.

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

We adopted ASU 2016-09 as of January 1, 2017. We recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in no net impact to retained earnings and deferred tax assets. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the nine months ended September 30, 2017 have been recognized in the current period’s income statement.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2017, we had $12.4 million outstanding under our Credit Agreement, net of deferred financing costs.

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

As of September 30, 2017, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 4.61%. Assuming no other changes which would affect the margin of the interest rate under our Term Loan, due to interest rate on the Term Loan being fixed at a rate of 1.86% plus a bank margin of 2.75%, there would be no effect of interest rate fluctuations on outstanding borrowings under our Credit Agreement as of September 30, 2017, over the next twelve months.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were not effective, as of September 30, 2017, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 17, 2017 (the 2016 Form 10-K). Management has concluded that the material weaknesses that were present at December 31, 2016 were also present at September 30, 2017.

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in the 2016 Form 10-K, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, fairly present our financial condition, results of operations and cash flows in all material respects.

As previously disclosed in the 2016 Form 10-K, to remediate the material weaknesses described under the subheading “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2016 Form 10-K, we have continued to implement the remediation initiatives described under the subheading “Remediation Plan” in Item 9A of the 2016 Form 10-K. Specifically, we have implemented a new ERP system at MCS, continue to review authority and reporting lines at MCS, and continue to design and implement additional income tax related controls. We will continue to evaluate the remediation and may in the future implement additional measures. While improvements have been made, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 2, 2017

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