Form 10-K
period 2017-12-31
HARVARD BIOSCIENCE INC
filed 2018-03-16
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of 28,652,635 shares of voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $73,064,219 based on the closing sales price of the registrant’s common stock, par value $0.01 per share on that date. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

At March 9, 2018, there were 35,594,802 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer and marketer of a broad range of scientific instruments and systems used to advance life science for basic research, drug discovery, clinical and environmental testing. Our products are sold to thousands of researchers in over 100 countries through our global sales organization, websites, catalogs, and through distributors including Thermo Fisher Scientific Inc., VWR and other specialized distributors. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden, Spain, France, Canada, and China.

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

In March of 1996, a group of investors acquired a majority of the then existing business of our predecessor, Harvard Apparatus, Inc. Following this acquisition, our focus was redirected to acquiring complimentary companies with innovative technologies while continuing to grow the existing business through internal product development. Since 1996, we have completed more than 26 business or product line acquisitions related to our continuing operations. We have also developed many new product lines including: new generation Harvard Apparatus syringe pumps, PHD Ultra series of syringe pumps, advanced Inspira ventilators, GeneQuant DNA/RNA/protein calculators, UVM plate readers, BTX Gemini X2 multi-waveform electroporation system, BioDrop micro-volume spectrophotometer and cuvette, OxyletPro metabolic monitoring system, Multi-Channel Systems’ automated four channel PatchServer, DP-304A amplifiers, Allegro Peristaltic pump systems, Centrifan small-volume evaporators and advanced VentElite ventilators.

Led by President and CEO Jeffrey A. Duchemin, we have conducted a multi-year restructuring program to reduce costs, align global functions, consolidate facilities to optimize our global footprint, divest non-core businesses and to reinvest in key areas such as sales and common IT systems. As part of these efforts, we divested our AHN Biotechnologie GmbH subsidiary (AHN) in the fourth quarter of 2016 and, during the first quarter of 2018, we sold substantially all the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (Denville).

We are also pursuing a strategy to grow the business through strategic, accretive acquisitions, including four acquisitions since the fourth quarter of 2014.

Most recently, in January 2018, we acquired Data Sciences International, Inc. (DSI) for approximately $70.0 million. DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversifies our customer base into the biopharmaceutical and contract research organization markets and offers revenue and cost synergies.

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

Our Products

As of December 31, 2017, our broad core product range was organized into three commercial product families: Physiology, Cell, Molecular Instruments (PCMI), Electrophysiology (Ephys), and Laboratory Products and Supplies (LPS). As of December 31, 2017, we primarily sold our products under brand names, including Harvard Apparatus, Denville Scientific, KD Scientific, Hoefer, Biochrom, BTX, Warner Instruments, MCS, HEKA, Hugo Sachs Elektronik, Panlab, Coulbourn Instruments, TBSI, and CMA Microdialysis. Following the sale of Denville and the acquisition of DSI in 2018, our core broad product ranges will be organized into three commercial product families, consisting of PCMI, Ephys, and Data Sciences.

Our products consist of instruments, consumables, and systems that are made up of several individual products. Sales prices of these products are mostly priced in the range of $5,000 to $15,000, but range from under $100 to over $100,000. We manufacture our products at our locations in the United States, Germany, Sweden and Spain.

In addition to our proprietary manufactured products, we sell many products that are made by other manufacturers. These distributed products accounted for approximately 36% of our revenues for the year ended December 31, 2017. Distributed products enable us to provide our customers with a single source for their research needs, and consist of a large variety of devices, instruments and consumable items used in experiments involving fluid handling, molecular and cell biology, tissue, organ and animal research. Many of our proprietary manufactured products are leaders in their fields; however, researchers often need complementary products in order to conduct particular experiments. Following is a description of each product family.

Physiology, Cell and Molecular Instruments Product Family

Our PCMI product family includes our traditional syringe pump and peristaltic pump product lines, as well as a broad range of instruments and accessories for tissue, organ and animal based lab research, including surgical products, infusion systems, microdialysis instruments, behavior research systems, and isolated organ and tissue bath systems. Our product offerings are marketed through our Harvard Apparatus, CMA Microdialysis, Panlab, Coulbourn, Hugo Sachs brands and entities. We sell these products through our global sales force, technical service team and our global distribution channel.

The PCMI product family also includes spectrophotometers, microplate readers, amino acid analyzers, gel electrophoresis equipment, and electroporation instruments. We market them under the names Biochrom, Libra, WPA, BioDrop, Hoefer, Scie-plas, and BTX. We sell them primarily through our distribution arrangements with various distributors.

Our PCMI product family made up approximately 56% of our global revenues for the year ended December 31, 2017.

Electrophysiology Family

The Electrophysiology product family includes the brands Multi-Channel Systems, HEKA, TBSI and Warner Instruments.

Multi-Channel Systems focuses on the development and manufacture of precision scientific measuring instrumentation and equipment in the field of electrophysiology including:

•	Data acquisition systems, for use with custom amplifier configurations.

•	Complete in vivo-systems, the solution for in vivo recordings with microelectrode arrays.

•	Complete in vitro-systems for extracellular recordings from microelectrode arrays in vitro.

HEKA also develops, designs and manufactures precision electrophysiology equipment specializing in Patch Clamp Amplifiers and both manual and automated Patch Clamp Systems along with the associated software. The brand also specializes in instrumentation and equipment for Electrochemistry.

Warner Instruments manufactures specialized tools for Electrophysiology and Cell Biology research including cell chambers, perfusion controllers, temperature controllers, microincubation systems and bio-sensing systems.

TBSI designs and develops in vivo neural interface systems research to aid neuroscience research, especially in the fields of electrophysiology, psychology, neurology and pharmacology. This includes both wireless and tethered systems for both stimulation and recording.

Our Electrophysiology product family made up approximately 20% of our global revenues for the year ended December 31, 2017.

Laboratory Products and Supplies Family

The LPS family consisted of the Denville Scientific brands.

Denville sold laboratory products such as syringe pipettes and tips, reagents, gloves, and other equipment. As discussed above, during the first quarter of 2018, we sold substantially all the assets of Denville, and we shortly thereafter acquired Data Sciences International. As such during 2018, the Laboratory Products and Supplies Family was replaced with the Data Sciences product family.

Our LPS family made up approximately 24% of our global revenues for the year ended December 31, 2017.

Our Customers

Our end-user customers are primarily research scientists at universities, hospitals, government laboratories, including the United States National Institute of Health (NIH), and pharmaceutical and biotechnology companies. We also have global and regional distribution partners, and original equipment manufacturer (OEM) customers who incorporate our products into their products under their brands. Our academic customers, which account for approximately 70% of our revenues historically, include major colleges and universities such as Baylor College of Medicine, Cambridge University, Harvard University, Johns Hopkins University, Massachusetts Institute of Technology, University of California system, University of Texas - MD Anderson Center and Yale University. Our pharmaceutical and biotechnology customers have included pharmaceutical companies and research laboratories such as Amgen, Inc., AstraZeneca plc, Genentech, Inc. and Johnson & Johnson. We have tens of thousands of customers worldwide and no customer accounted for more than 10% of our revenues in 2017.

With the sale of Denville and the acquisition of DSI, both in January 2018, the percentage of our revenues that is derived from academic customers will decline from approximately 70% to closer to 60% on a pro forma basis.

Sales and Marketing

We conduct direct sales in the United States, the United Kingdom, Germany, France, Spain, Sweden, Canada and China. We sell primarily through distributors in other countries. For the year ended December 31, 2017, revenues from direct sales to end-users represented approximately 65% of our revenues; and revenues from sales of our products through distributors represented approximately 35% of our revenues.

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

Research and Development

Our principal research and development mission is to develop products that address growth opportunities within the life science research process, as well as to maintain and optimize our existing product portfolios. We maintain development staff in many of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation. Our research and development expenses were approximately $5.6 million, $5.4 million and $6.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. From time to time, we receive grants from governmental entities in relation to research projects. Such grants received are accounted for as a reduction in research and development expenses over the period of the project. We anticipate that we will continue to make investments in research and development activities as we deem appropriate. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and acquiring products through business and technology acquisitions.

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

Not included in the table above are the physiological monitoring products and systems that DSI manufactures at its leased facility in New Brighton, Minnesota.

Going forward we will continue to evaluate our manufacturing facilities and operations to further our goal of having an optimal manufacturing footprint.

Competition

The markets into which we sell some of our products are highly competitive, and we expect the intensity of competition to continue or increase. We compete with many companies engaged in developing and selling tools for life science research. Many of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development and commercialization than we have. Moreover, our competitors may have greater name recognition than we do, and many offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products, which could render our products obsolete. We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging technologies. We believe that we offer one of the broadest selections of products to organizations engaged in life science research. We have numerous competitors on a product line basis. We believe that we compete favorably with our competitors on the basis of product performance, including quality, reliability and speed, technical support, price and delivery time.

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

Employees

As of December 31, 2017, we employed 434 employees, of which 413 are full-time and 21 are part-time. As of December 31, 2016, we employed 435 employees, of which 411 were full-time and 24 were part-time.

Geographical residence information for these employees is summarized in the table below:

As of December 31, 2017

United States	245
Germany	93
United Kingdom	46
Spain	27
Canada	7
Sweden	6
China	8
France	2
Total	434

Included in the table above are 55 Denville employees. All Denville employees were U.S. based as of December 31, 2017. Not included in the table above are employees of DSI and its subsidiaries, which had approximately 180 employees at the end of 2017.

Geographic Area

Financial information regarding geographic areas in which we operate is provided in Note 21 of the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Annual Report.

Executive Officers of the Registrant

The following table shows information about our executive officers as of December 31, 2017.

Name	Age	Position
Jeffrey Duchemin	52	Chief Executive Officer, President and Director
Robert Gagnon	43	Chief Financial Officer
Yong Sun	54	Vice President, Commercial Operations

Jeffrey A. Duchemin was appointed Chief Executive Officer on August 26, 2013.  He assumed the additional roles of President on November 1, 2013 and Director on October 29, 2013. Prior to joining Harvard Bioscience, Mr. Duchemin spent 16 years with Becton Dickinson (BD) in progressive sales, marketing and executive leadership positions across BD’s three business segments; BD Medical Systems, BD Diagnostic Systems, and BD Biosciences. In October 2012, BD Biosciences Discovery Labware was acquired by Corning Life Sciences. Mr. Duchemin was a Global Business Director for Corning Life Sciences until his departure to Harvard Bioscience. Mr. Duchemin is a transformational leader with demonstrated business results. The depth of his experience spans across a broad range of life science research and medical device products resulting in growth on a global basis. Mr. Duchemin earned an M.B.A. from Southern New Hampshire University and a B.S. in accounting from the University of Massachusetts Dartmouth.

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

Our business strategy includes the acquisition of businesses, technologies, services or products that we believe are a strategic fit with our business. Most recently, in January 2018, we completed the acquisition of all the outstanding stock of Data Sciences International, Inc., (DSI) a privately held physiologic monitoring business with headquarters in St. Paul, Minnesota. With respect to these recent acquisitions or if we undertake any future acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Such transactions are inherently risky, and any such recent or future acquisitions could reduce stockholders’ ownership, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives, which may adversely impact our ability to undertake future acquisitions on substantially similar terms. We may also incur significant expenditures in anticipation of an acquisition that is never realized.

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

We have substantial debt and other financial obligations and significant unused borrowing capacity. On January 31, 2018, we entered into a Financing Agreement with Cerberus Business Finance, LLC, as agent and lender (the Credit Agreement). As of March 16, 2018, we had borrowings of $67.0 million under the Credit Agreement. The Credit Agreement includes financial covenants relating to leverage and fixed charges, as well as other customary affirmative and negative covenants, including limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $1.0 million and for acquisitions in excess of $0.5 million. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts outstanding under the Credit Agreement may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

The obligations under the Credit Agreement and related guarantees are secured on a first-priority basis (subject to certain liens permitted under the Credit Agreement) by a lien on substantially all the tangible and intangible assets of our company and the subsidiary guarantors, including all of the capital stock held by such obligors, subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and certain other exceptions. Our Credit Agreement and related obligations:

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

Further, based upon our actual performance levels, our covenants relating to leverage and fixed charges could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy.

Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to may such payments, comply with the financial covenants, or any other non-financial or restrictive covenant, would create a default under our Credit Agreement. The maturity date with respect to the loans under the Credit Agreement is currently January 31, 2023. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which such case prior thereto we would have to extend such maturity date, or otherwise repay, refinance and or restructure the obligations under the Credit Agreement, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance or restructure prior to maturity, or any other default existed under the Credit Agreement, our lenders could accelerate the indebtedness under the Credit Agreement, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

A portion of our revenues are derived from customers from the pharmaceutical and biotechnology industries and are subject to risks faced by those industries. Such risks may adversely affect our financial results.

We derive a significant portion of our revenues from pharmaceutical and biotechnology companies. We expect that pharmaceutical and biotechnology companies will continue to be a significant source of our revenues for the foreseeable future, including in our PCMI, Ephys and Data Sciences commercial product families. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as government regulation, ongoing consolidation, uncertainty of technological change, and reductions and delays in research and development expenditures by companies in these industries.

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

The customers of any company we acquire, including DSI and others in the future, may, in response to the consummation of the acquisition, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by customers could adversely affect our business. Similarly, employees of acquired companies may experience uncertainty about their future role until or after we execute our post-acquisition strategies. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel following an acquisition.

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

Newly enacted U.S. government tax reform could have a negative impact on the results of future operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “the Tax Act”, to be effective as of January 1, 2018. The Company is in the process of determining the impact to the financial statements of all aspects of the Tax Act and will reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated. The Tax Act contained certain substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on undistributed foreign earnings of foreign subsidiaries. Given the complexity of the Tax Act, anticipated guidance from the Internal Revenue Service about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, the intended and unintended consequences of the Tax Act on our business and on holders of our common shares is uncertain and could be adverse, which could result in further impact to our results of operations, financial condition and cash flow.

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

In June 2016, the United Kingdom (the U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as Brexit. On March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to the Treaty on European Union. The withdrawal of the U.K. from the E.U. will take effect either when agreed upon or, in the absence of such an agreement, two years after the U.K. provided its notice of withdrawal. It appears likely that this withdrawal will involve a process of lengthy negotiations between the U.K. and the E.U. member states to determine the terms of the withdrawal as well as the U.K.’s relationship with the E.U. going forward. The announcement of Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The announcement of Brexit and the likely withdrawal of the U.K. from the E.U. may also create global economic uncertainty, including an uncertain funding environment for U.K. customers receiving funding from the E.U, which may cause our customers to closely monitor their costs and reduce their spending budgets. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Since a significant proportion of the regulatory framework in the U.K. is derived from E.U. directives and regulations, the referendum could materially change the regulatory regime applicable to the approval of any product candidates in the U.K. In addition, since the EMA is located in the U.K., the implications for the regulatory review process in the E.U. has not been clarified and could result in relocation of the EMA or a disruption in the EMA review process.

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

An information security incident, including a cybersecurity breach, could have a negative impact to our business or reputation

To meet business objectives, we rely on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third party providers have required capabilities and controls, to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action.

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

We may be the subject of lawsuits from counterparties to acquisitions and divestitures, including an acquiring company or its stockholders, an acquired company’s previous stockholders, a divested company’s stockholders or our current stockholders.

We may be the subject of lawsuits from either an acquiring company or its stockholders, an acquired company’s previous stockholders, a divested company’s stockholders or our current stockholders. Such lawsuits could result from the actions of the acquisition or divestiture target prior to the date of the acquisition or divestiture, from the acquisition or divestiture transaction itself or from actions after the acquisition or divestiture. Defending potential lawsuits could cost us significant expense and detract management’s attention from the operation of the business. Additionally, these lawsuits could result in the cancellation of or the inability to renew certain insurance coverage that would be necessary to protect our assets.

Failure to raise additional capital or generate the significant capital necessary to implement our acquisition strategy, expand our operations and invest in new products could reduce our ability to compete and result in less revenues.

We anticipate that our financial resources, which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least the next twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. In addition, our Credit Agreement is not sufficient to fund our acquisition strategy. In such case, our inability to raise sufficient capital on favorable terms and in a timely manner (if at all) could seriously harm our business, product development, and acquisition efforts. In addition, our Credit Agreement contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $1.0 million and for acquisitions in excess of $0.5 million. If future financing is not available or is not available on acceptable terms, we may have to alter our operations or change our business strategy. We cannot assure you that the capital required to fund operations or our acquisition strategy will be available in the future.

If we raise additional funds through the sale of equity or convertible debt or equity-linked securities, existing percentages of ownership in our common stock will be reduced and these transactions may dilute the value of our outstanding common stock.

We may raise additional funds through the sale of equity or convertible debt or equity-linked securities to repay our existing indebtedness, implement our acquisition strategy, expand our operations and/or invest in new products. If we so raise additional funds through such sales, existing percentages of ownership in our common stock will be reduced and these transactions may dilute the value of our outstanding common stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable.

Our stock price has fluctuated in the past and could experience substantial declines in the future.

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including, but not limited to:

•	Significant sales of our common stock, whether by us or our shareholders;

•	volatility of the financial markets;

•	uncertainty regarding the prospects of the domestic and foreign economies;

•	technological innovations by competitors or in competing technologies;

•	revenues and operating results fluctuating or failing to meet the expectations of management, securities analysts, or investors in any quarter;

•	comments of securities analysts and mistakes by or misinterpretation of comments from analysts, downward revisions in securities analysts’ estimates or management guidance;

•	investment banks and securities analysts becoming subject to lawsuits that may adversely affect the perception of the market;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	announcements of significant acquisitions or financings or strategic partnerships;

•	failure to realize the anticipated benefits of the DSI acquisition;

•	non-compliance with the internal control standards pursuant to the Sarbanes-Oxley Act of 2002; and

•	a decrease in the demand for our common stock.

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

Third parties may seek to hold us responsible for Biostage’s liabilities, including any of the liabilities that Biostage agreed to retain or assume in connection with the separation of the Biostage business from our businesses, and related spin-off distribution. On April 14, 2017, anticipated representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against us and other defendants, including Biostage, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including synthetic trachea scaffolds and bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in 2012 and 2013. The litigation is at an early stage and we continue to vigorously defend this case through our liability insurance carrier from whom we have requested defense and indemnification of any losses incurred in connection with this lawsuit. Any such product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from this claim. If claims against us substantially exceed our coverage, then our business could be adversely impacted. While we believe that such claim is without merit, we are unable to predict the ultimate outcome of such litigation. Pursuant to our agreements with Biostage, Biostage has agreed to indemnify us for claims and losses relating to certain liabilities that it has assumed from us, including liabilities in connection with the sale of Biostage’s products, intellectually property infringement and other liabilities related to the operation of Biostage’s business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that Biostage will have the ability to satisfy its obligations to us, in particular due to Biostage having limited revenues, products in early stage development and a need for additional funds in the future. If Biostage is unable to satisfy its obligations under its indemnity to us, we may have to satisfy these obligations, which could have an adverse impact on our financial condition, results of operations or cash flows.

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

We assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, “Property, Plant and Equipment”. In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by FASB ASC 360 and FASB ASC 350, which could have an adverse effect on net income for the period in which the write-off occurs. At December 31, 2017, we had goodwill and intangible assets of $57.2 million, or 52%, of our total assets and we concluded that none of our goodwill or other intangible assets was impaired.

If our accounting estimates are not correct, our financial results could be adversely affected.

Management judgment and estimates are required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled critical accounting policies beginning on page 34 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, Jeffrey A. Duchemin; the Chief Financial Officer, Robert E. Gagnon; the Vice President, Commercial Operations, Yong Sun; or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, including the Boston, Massachusetts metropolitan area, England, and Germany where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

Provisions of Delaware law, of our charter and bylaws may make a takeover more difficult, which could cause our stock price to decline.

Provisions in our certificate of incorporation and bylaws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt, which is opposed by management and the board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. We have a staggered board of directors that makes it difficult for stockholders to change the composition of the board of directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to change our management and board of directors. Such provisions may also limit the price that investors might be willing to pay for shares of our common stock in the future.

An active trading market for our common stock may not be sustained.

Although our common stock is quoted on the NASDAQ Global Market, an active trading market for the shares may not be sustained. This could negatively affect the price for our common stock, including investors’ ability to buy or sell our common stock and the listing thereof.

Your percentage ownership will be diluted in the future because of equity award issuances.

Your percentage ownership will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as shares of common stock, or securities convertible into common stock, we issue in connection with future capital raising or strategic transactions. Our Third Amended and Restated 2000 Stock Option and Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants. The issuance of any shares of our stock would dilute the proportionate ownership and voting power of existing security holders.

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

Changes in the European regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.

The E.U. has recently adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (GDPR), which comes into effect in May 2018. GDPR extends the scope of the existing E.U. data protection law to foreign companies processing personal data of E.U. residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR will apply across the E.U., as has been the case under the current data protection regime, E.U. Member States have some national derogations and local data protection authorities (DPAs) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of, and compliance with the GDPR could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation.

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

• a leased 29,020 square foot facility in Richmond, California,

• a leased 22,449 square foot facility in Reutlingen, Germany,

• a leased 20,853 square foot facility in Barcelona, Spain,

• a leased 12,031 square foot facility in March-Hugstetten, Germany,

Excluded from the listing of facilities above, is the 115,667 square foot facility leased by DSI in New Brighton, Minnesota, and the 36,144 square foot facility in Charlotte, North Carolina that was leased by Denville.

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

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$3.25	$2.55
Second Quarter	$2.75	$2.30
Third Quarter	$3.75	$2.35
Fourth Quarter	$3.80	$3.08

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$3.25	$2.48
Second Quarter	$3.83	$2.72
Third Quarter	$3.19	$2.53
Fourth Quarter	$3.05	$2.30

On March 9, 2018, the closing sale price of our common stock on the NASDAQ Global Market was $4.60 per share. There were 116 holders of record of our common stock as of March 9, 2018. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

The following graph provides a comparison of the cumulative total stockholder return on the Company’s common stock from December 31, 2012 to December 31, 2017 with the cumulative return of the Russell 2000 Index and the Nasdaq Biotechnology Index over the same period. The five-year cumulative return assumes an initial investment of $100 in the Company’s common stock and in each index on December 31, 2012. The total return for the Company’s common stock and the indices used assumes the reinvestment of all dividends. The table below reflects the stock prices as adjusted for the spin-off of HART which was effected on November 1, 2013, for all periods presented.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Harvard Bioscience, Inc.
Russell 2000
NASDAQ Biotechnology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Russell Investment Group. All rights reserved.

	12/12	12/13	12/14	12/15	12/16	12/17

Harvard Bioscience, Inc.	100.00	141.63	170.86	104.56	91.91	99.44
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
NASDAQ Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

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

	For The Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$101,882	$104,521	$108,664	$108,663	$105,171
Cost of revenues	54,285	56,106	59,941	59,319	57,475
Gross profit	47,597	48,415	48,723	49,344	47,696
Operating expenses	47,698	51,412	50,436	42,726	46,159
Operating (loss) income	(101)	(2,997)	(1,713)	6,618	1,537
Other expense, net	(1,987)	(81)	(1,895)	(2,201)	(1,102)
(Loss) income from continuing operations before income taxes (1)	(2,088)	(3,078)	(3,608)	4,417	435
Income tax expense (benefit) (2)	(1,223)	1,229	15,431	2,062	(288)
(Loss) income from continuing operations	(865)	(4,307)	(19,039)	2,355	723
Discontinued operations (3):
Loss from discontinued operations, net of tax	-	-	-	-	(2,553)
Net (loss) income	$(865)	$(4,307)	$(19,039)	$2,355	$(1,830)
(Loss) earnings per share:
Basic (loss) earnings per common share from continuing operations	$(0.02)	$(0.13)	$(0.57)	$0.07	$0.02
Discontinued operations	-	-	-	-	(0.08)
Basic (loss) earnings per common share	$(0.02)	$(0.13)	$(0.57)	$0.07	$(0.06)

Diluted (loss) earnings per common share from continuing operations	$(0.02)	$(0.13)	$(0.57)	$0.07	$0.02
Discontinued operations	-	-	-	-	(0.08)
Diluted (loss) earnings per common share	$(0.02)	$(0.13)	$(0.57)	$0.07	$(0.06)

Weighted average common shares:
Basic	34,753	34,212	33,593	32,171	30,384
Diluted	34,753	34,212	33,593	33,237	31,914

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,733	$5,596	$6,744	$14,134	$25,771
Working capital	33,494	30,871	31,226	38,964	44,665
Total assets	109,354	107,765	120,050	135,916	135,460
Long-term debt, net of current portion	8,983	11,374	16,369	16,450	19,750
Stockholders’ equity	80,900	72,196	77,598	95,468	94,485

(1)	Included in the net operating loss for the year ended December 31, 2016 was $1.7 million of forensic investigation costs from the first half, a $0.7 million AHN impairment charge from the third quarter, and a $1.2 million loss on sale of AHN from the fourth quarter. The total impact of these three charges, on a pre-tax basis, was $3.6 million for the year ended December 31, 2016.

(2)	Income tax expense for the year ended December 31, 2015 is primarily the result of the recognition of a valuation allowance on U.S. deferred tax assets.

(3)	On September 30, 2008, we completed the sale of assets of our Union Biometrica Division including its German subsidiary, Union Biometrica GmbH, representing at that time the remaining portion of our Capital Equipment Business Segment, to UBIO Acquisition Company. The purchase price paid by UBIO Acquisition Company included an earn-out based on the revenue generated by the acquired business over a five-year post-transaction period. Discontinued operations include a gain on disposal related to the earn-out, net of tax, of $0.3 million in 2013.

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

Led by President and CEO Jeffrey A. Duchemin, we have conducted a multi-year restructuring program to reduce costs, align global functions, consolidate facilities to optimize our global footprint, divest non-core businesses and to reinvest in key areas such as sales and common IT systems. As part of these efforts, we divested our AHN Biotechnologie GmbH subsidiary (AHN) in the fourth quarter of 2016 and, during the first quarter of 2018, we sold substantially all the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (Denville).

We are also pursuing a strategy to grow the business through strategic, accretive acquisitions, including four acquisitions since the fourth quarter of 2014.

Most recently, in January 2018, we acquired Data Sciences International, Inc. (DSI) for approximately $70.0 million. DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversifies our customer base into the biopharmaceutical and contract research organization markets and offers revenue and cost synergies.

Our Strategy

Our vision is to be a world leading life science company that excels in meeting the needs of our customers by providing a wide breath of innovative products and solutions, while providing exemplary customer service. Our business strategy is to grow our top-line and bottom-line, and build shareholder value through a commitment to:

•	commercial excellence;

•	new product development;

•	strategic acquisitions; and

•	operational efficiencies.

In the table below, we provide an overview of selected operating metrics.

		% of		% of		% of
	2017	Revenues	2016	Revenues	2015	Revenues
	(dollars in thousands)
Revenues	$101,882		$104,521		$108,664
Cost of revenues	54,285	53.3%	56,106	53.7%	59,941	55.2%
Sales and marketing expenses	21,036	20.6%	20,486	19.6%	20,577	18.9%
General and administrative expenses	18,575	18.2%	20,950	20.0%	19,832	18.3%
Research and development expenses	5,645	5.5%	5,392	5.2%	6,420	5.9%
Restructuring (credits) charges	-	0.0%	(4)	0.0%	788	0.7%
Amortization of intangible assets	2,442	2.4%	2,722	2.6%	2,819	2.6%
Impairment charges	-	0.0%	676	0.6%	-	0.0%
Loss on sale of AHN	-	0.0%	1,190	1.1%	-	0.0%

Components of Operating Income

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our various product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users represented approximately 65%, 64% and 63% of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Our products consist of instruments, consumables, and systems that are made up of several individual products. Sales prices of these products are mostly priced in the range of $5,000 to $15,000, but range from under $100 to over $100,000. They are mainly scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. We also use distributors for both our catalog products and our higher priced products, for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the years ended December 31, 2017, 2016 and 2015, approximately 35%, 36% and 37% of our revenues, respectively, were derived from sales to distributors.

For the years ended December 31, 2017, 2016 and 2015, approximately 62% of our revenues, for all periods, were derived from products we manufacture, approximately 14%, 14% and 13%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. Approximately 24%, 24% and 25% of our revenues, respectively, for the years ended December 31, 2017, 2016, 2015 were derived from distributed products sold under our brand names.

For the years ended December 31, 2017, 2016 and 2015, approximately 35%, 38% and 40% of our revenues, respectively, were derived from sales made by our non-United States operations. The decrease in international revenues was primarily due to the impact of the loss of revenue following the AHN disposition, the effects of currency fluctuation, and the impact of softness in the European funding environment.

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

Amortization of intangibles.   Amortization of intangibles expense consists of the expensing of the costs of the finite lived intangible assets over the useful life of the assets.

Stock-based compensation expenses.     Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $3.5 million, $3.5 million and $2.8 million, respectively. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations.

Currently, we intend to retain all of our earnings to pay down debt, finance the expansion and development of our business and do not anticipate paying any cash dividends to holders of our common stock in the near future. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the near future.

Selected Results of Operations

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Revenues

Revenues decreased 2.6%, or $2.6 million, to $101.9 million for the year ended December 31, 2017, compared to revenues of $104.5 million for the year ended December 31, 2016.

The loss in revenues from the October 2016 AHN disposition negatively impacted 2017 revenues by approximately $2.1 million, while the impact of currency translation negatively impacted 2017 revenues by approximately $0.3 million. Excluding the impact of the AHN disposition and currency translation, organic revenues declined approximately $0.3 million, or 0.2%.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Year Ended
December 31, 2017

Organic and AHN change	-2.3%

Foreign exchange effect	-0.3%

Total revenue change	-2.6%

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

Cost of revenues

Cost of revenues were $54.3 million for the year ended December 31, 2017, a decrease of $1.8 million, or 3.2%, compared with $56.1 million for the year ended December 31, 2016. The decrease in cost of revenues was primarily due to the decrease in sales, including the effect of cost of revenues from the sale of AHN of approximately $1.6 million. Gross profit margin as a percentage of revenues increased slightly to 46.7% for the year ended December 31, 2017 compared with 46.3% for 2016.

Sales and marketing expenses

Sales and marketing expenses increased $0.5 million, or 2.7%, to $21.0 million for the year ended December 31, 2017 compared with $20.5 million for the year ended December 31, 2016. This increase was due to increases in employee costs and stock compensation offset by decreases in consulting and purchased services as well as the impact of the sale of AHN.

General and administrative expenses

General and administrative expenses were $18.6 million for the year ended December 31, 2017, a decrease of $2.4 million, or 11.3%, compared with $21.0 million for the year ended December 31, 2016. The decrease was primarily due to a decrease in audit costs, consulting and purchased services costs, as well as the impact of the sale of AHN.

Research and development expenses

Research and development expenses were $5.6 million for the year ended December 31, 2017, an increase of $0.2 million, or 4.7%, compared with $5.4 million for the year ended December 31, 2016. The increase was primarily due to an increase in employee, consulting and other purchased services due to investments in product development and compliance efforts.

Amortization of intangible assets

Amortization of intangible asset expenses was $2.4 million for the year ended December 31, 2017 compared with $2.7 million for the year ended December 31, 2016. The decrease in amortization expense was due to some long-lived intangibles having become fully amortized in 2016, as well as the impact of the disposal of AHN.

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

Other expense, net

Other expense, net, was $2.0 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. Included in other expense, net for the year ended December 31, 2017 was $0.7 million of interest expense and $0.7 million of transaction related costs, including due diligence and deal investigative activities. For the year ended December 31, 2016, other expense, net included $0.6 million of interest expense. The increase in other expense, net was primarily due to the increase in transaction related costs and currency exchange rate fluctuations. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.5 million in currency losses during the year ended December 31, 2017, compared to $0.7 million in currency gains during the year ended December 31, 2016.

Income taxes

Income tax was a benefit of approximately $1.2 million and an expense of $1.2 million for the years ended December 31, 2017 and 2016, respectively. The decrease in income tax expense year over year was primarily attributable to a reduction in the valuation allowance recorded against US net deferred tax assets in 2017, partially offset by tax expense associated with the remeasurement of net federal deferred tax assets. These events result directly from recent U.S. tax reform legislation which is discussed below.

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act makes broad and complex changes to the U.S. Internal Revenue Code, including the reduction of the corporate income tax rate from 35% to 21% and the implementation of a modified territorial tax system; the latter includes a one-time transition tax on previously unremitted earnings of foreign subsidiaries. The Company has recorded provisional estimates related to repatriation tax impact and changes in the revaluation of net deferred tax assets in the consolidated financial statements. Other provisions of the Tax Act will not impact the Company until the tax year ended December 31, 2018.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

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

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Year Ended
December 31, 2016

Organic and AHN change	-1.8%

Foreign exchange effect	-2.0%

Total revenue change	-3.8%

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

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, the issuance of common stock, and bank borrowings. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures. On October 26, 2016, we sold the operations of AHN and received approximately $1.4 million, net of cash on hand. Subsequent to December 31, 2017, we sold the operations of Denville Scientific, Inc. and received approximately $17.0 million. Simultaneously, we retired our existing debt balances of approximately $11.9 million. On January 31, 2018, we entered into a financing agreement which comprised of a $64.0 million term loan and up to a $25.0 million line of credit. Finally, on January 31, 2018, we acquired Data Sciences International, Inc. for $70.0 million.

As of December 31, 2017, we held cash and cash equivalents of $5.7 million, compared with $5.6 million at December 31, 2016. As of December 31, 2017 and December 31, 2016, we had $11.7 million and $13.7 million, respectively, of borrowings outstanding under our credit facility. Total debt, net of cash and cash equivalents was $6.0 million at December 31, 2017, compared to $8.1 million at December 31, 2016. In addition, we had an underfunded United Kingdom pension liability of approximately $1.2 million and $3.0 million at December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and December 31, 2016, cash and cash equivalents held by our foreign subsidiaries was $4.8 million and $4.5 million, respectively. Funds held by our foreign subsidiaries are not available for domestic operations unless the funds are repatriated. At December 31, 2017, we changed our indefinite reinvestment assertion to provide that all foreign earnings above the level required for local operating expenses would be repatriated to the U.S. in tax years after 2017. At December 31, 2017, as we were considering a potential U.S. acquisition, we changed our assertion and it was anticipated that U.S. needs would require repatriation of all foreign subsidiaries’ earnings rather than just France and Canada. As a result of the Tax Act, all prior unremitted earnings are deemed paid and included in the current provision under the one-time repatriation tax calculation. Prior to 2017, this modified assertion only applied to our subsidiaries in France and Canada. Therefore, no tax liability other than withholding tax has been accrued at December 31, 2017 for these anticipated repatriations.

Condensed Cash Flow Statements

(unaudited)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Cash flows from operations:
Net loss	$(865)	$(4,307)	$(19,039)
Changes in assets and liabilities	(3,811)	(41)	(2,719)
Other adjustments to operating cash flows	5,733	9,731	22,463
Net cash provided by operating activities	1,057	5,383	705

Investing activities:
Additions to property, plant and equipment	(890)	(1,445)	(2,960)
Acquisitions, net of cash acquired	-	-	(4,545)
Dispositions, net of cash on hand	-	1,417	-
Other investing activities	(27)	(34)	(12)
Net cash used by investing activities	(917)	(62)	(7,517)

Financing activities:
Net repayments of debt	(1,952)	(5,050)	(2,550)
Other financing activities	160	182	2,010
Net cash used by financing activities	(1,792)	(4,868)	(540)

Effect of exchange rate changes on cash	1,789	(1,601)	(38)

Increase (decrease) in cash and cash equivalents	$137	$(1,148)	$(7,390)

Our operating activities provided cash of $1.1 million, $5.4 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in cash flows from operations in 2017 compared to 2016 was primarily due to larger outflows due to working capital changes in 2017 as well as larger noncash charges in 2016. The increase in cash flows from operations in 2016 compared to 2015 was primarily due to a lower net loss with higher noncash charges in 2016, and a decrease in inventory and receivables as compared to 2015.

Our investing activities used cash of $0.9 million during the year ended December 31, 2017, $0.1 million for the year ended December 31, 2016, and $7.5 million for the year ended December 31, 2015. Investing activities during 2017, 2016 and 2015 included purchases of property, plant and equipment, proceeds from the sale of property, plant and equipment and expenditures for our catalogs. In addition, investing activities in 2016 included proceeds from the disposition of AHN, net of cash on hand, of $1.4 million. In January 2015, we acquired HEKA for approximately $4.5 million, net of cash acquired. During 2017, 2016 and 2015, capital expenditures were $0.9 million, $1.4 million and $3.0 million, respectively. The increases in capital expenditures in 2016 over 2015 was due to the investment in implementing a new Enterprise Resource Planning (ERP) platform. Capital expenditure decreased in 2017, as a significant amount of the upfront ERP costs had already been incurred.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs, and the issuance of common stock. During the years ended December 31, 2017, 2016 and 2015, financing activities used cash of $1.8 million, $4.9 million and $0.5 million , respectively. During the year ended December 31, 2017, we borrowed $2.8 million under our credit facility, repaid $4.7 million of debt under our credit facility and term loans and ended the year with $11.7 million of borrowings. Net proceeds from the issuance of common stock for the year ended December 31, 2017 were $0.2 million, which related to the exercise of stock options and the employee stock purchase plan. During the year ended December 31, 2016, we borrowed $4.0 million under our credit facility, repaid $9.0 million of debt under our credit facility and term loans and ended the year with $13.7 million of borrowings. Net proceeds from the issuance of common stock for 2016 were $0.2 million, which related to the exercise of stock options and the employee stock purchase plan. During the year ended December 31, 2015, we borrowed $5.8 million under our credit facility, repaid $8.4 million of debt under our credit facility and term loans and ended the year with $18.9 million of borrowings. Net proceeds from the issuance of common stock for 2015 were $2.0 million, which related to the exercise of stock options and the employee stock purchase plan.

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

The Term Loan and loans under the Revolving Line evidenced by the Credit Agreement, or the Loans, are guaranteed by all of our direct and indirect domestic subsidiaries, and secured by substantially all of the assets of the Company and the guarantors. The Loans are subject to restrictive covenants under the Credit Agreement, and financial covenants that require us and our subsidiaries to maintain certain financial ratios on a consolidated basis, including a maximum leverage, minimum fixed charge coverage and minimum working capital. Prepayment of the Loans is allowed by the Credit Agreement at any time during the terms of the Loans. The Loans also contain limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $6.0 million and for acquisitions funded solely with equity in excess of $10.0 million.

As of December 31, 2017 and December 31, 2016, we had borrowings of $11.7 million and $13.7 million, net of deferred financing costs, respectively, outstanding under our Credit Agreement. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to us for similar instruments.

As of December 31, 2017, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan, was 4.61%.

On January 22, 2018, in connection with the sale of Denville, we terminated the Credit Agreement. All outstanding amounts under the agreement were repaid in full using a portion of the proceeds of the Denville sale. At the time of repayment, there was approximately $11.9 million outstanding.

On January 31, 2018, we acquired all of the issued and outstanding shares of Data Sciences International, Inc. (DSI), a Delaware corporation for approximately $70.0 million. We funded the acquisition from our existing cash balances, the proceeds of the Denville transaction and the proceeds of the Financing Agreement discussed below.

Additionally, on January 31, 2018, we entered into a financing agreement by and among us and certain of our subsidiaries, as borrowers (collectively, the Borrower), certain of our subsidiaries, as guarantors, various lenders from time to time party thereto (the Lenders), and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the Lenders (the Financing Agreement).

The Financing Agreement provides for senior secured credit facilities (the Senior Secured Credit Facilities) comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. The proceeds of the term loan and $4.8 million of advances under the revolving line of credit were used to fund a portion of the DSI acquisition, and to pay fees and expenses related thereto and the closing of the Senior Secured Credit Facilities. In addition, the revolving facility is available for use by us and our subsidiaries for general corporate and working capital needs, and other purposes to the extent permitted by the Financing Agreement. The Senior Secured Credit Facilities have a maturity of five years. At the closing date of the Financing Agreement, we had approximately $14.5 million of available borrowing capacity under the revolving line of credit.

Commencing on March 31, 2018, the outstanding term loans will amortize in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter, $0.6 million per quarter during the next four quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity.

The obligations of the Borrower under the Senior Secured Credit Facilities are unconditionally guaranteed by us and certain of our existing and subsequently acquired or organized subsidiaries. The Senior Secured Credit Facilities and related guarantees are secured on a first-priority basis (subject to certain liens permitted under the Financing Agreement) by a lien on substantially all the tangible and intangible assets of the Borrower and the subsidiary guarantors, including all of the capital stock held by such obligors (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries), subject to certain exceptions.

Interest on all loans under the Senior Secured Credit Facilities is paid monthly. Borrowings under the Financing Agreement accrue interest at a per annum rate equal to, at our option, a base rate plus 4.75% or a LIBOR rate plus 6.25%. The loans are also subject to a 1.25% interest rate floor for LIBOR loans and a 4.25% interest rate floor for base rate loans.

As a result of terminating the Credit Agreement, we unwound our previously existing swap agreement and received an immaterial amount of proceeds. On February 16, 2018, we entered into a new interest rate swap contract with PNC bank with a notional amount of $36.0 million and a termination date of January 31, 2023 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Financing Agreement. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%.

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable us and our subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement also contains customary events of default.

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

Contractual Obligations

The following schedule represents our contractual obligations for our continuing operations, excluding interest, as of December 31, 2017.

							2023 and
	Total	2018	2019	2020	2021	2022	Beyond
	(in thousands)
Bank credit facility and notes payable	$11,899	$11,899	$-	$-	$-	$-	$-
Operating leases	8,974	1,744	1,657	1,501	1,110	1,089	1,873
Total	$20,873	$13,643	$1,657	$1,501	$1,110	$1,089	$1,873

As previously noted, we sold Denville in January 2018, and accordingly the table above excludes its future payments under operating leases. Additionally, we acquired DSI in January 2018, and as such the table above, which is as of December 31, 2017, excludes its future operating payments under its operating lease.

We have a liability at December 31, 2017 and 2016 of $0.3 million and $0.4 million, respectively for uncertain tax positions taken in an income tax return. We do not know the ultimate resolution of these uncertain tax positions and as such, do not know the ultimate timing of payments, if any, related to this liability. Accordingly, this amount is not included in the above table.

We have an underfunded United Kingdom pension liability of $1.2 million and $3.0 million as of December 31, 2017 and 2016, respectively, which is recognized as part of the "Other long term liabilities" line item in our consolidated balance sheets. Since we do not know the ultimate timing of payments related to this liability, this amount has not been included in the above table.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration. Due to our three year cumulative loss position, we concluded that a full valuation allowance was required to offset most U.S. deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets. At December 31, 2017, we have a valuation allowance of $11.4 million, of which $10.6 million relates to our U.S. deferred tax assets. The remainder relates to deferred tax assets in certain foreign jurisdictions.

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

Valuation of identifiable intangible assets acquired in business combinations.    The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in our acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or not amortizable and, if the former, the period and the method by which the intangibles asset will be amortized. We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisitions. At December 31, 2017, amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 7 to 15 years, 10 to 15 years, 4 to 5 years, 5 to 15 years and 5 to 15 years, respectively.

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

For the purpose of our goodwill analysis, we have one reporting unit. We conducted our annual impairment analysis in the fourth quarter of fiscal year 2017. The determination of the fair value of the reporting unit requires us to make a significant estimate on control premiums appropriate of industries in which we compete. We compared our carrying value to our overall market capitalization.

The results of our test for goodwill impairment showed that the estimated fair value of our business substantially exceeded its carrying value. We concluded that none of our goodwill was impaired.  We also concluded that the fair value of the unamortized intangible assets significantly exceeds the carrying amounts.

Stock-based compensation.     We account for stock-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires us to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock units with a market condition and employee stock purchases related to our Employee Stock Purchase Plan (as amended, ESPP). We issue new shares upon stock option exercises, upon the vesting of restricted stock units and restricted stock units with a market condition, and under our ESPP.

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the award that vests is recognized as expense over the requisite service periods in our consolidated statement of operations. We adopted ASU 2016-09 as of January 1, 2017. As a result of this adoption, we have elected as an accounting policy to account for forfeitures for service based awards as they occur, with no adjustment for estimated forfeitures.

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

For the year ended December 31, 2017, the U.S dollar’s strengthening in relation to those currencies resulted in an unfavorable translation effect on our consolidated revenues and a neutral effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $0.3 million and a favorable effect on expenses of approximately $0.3 million. During 2016, the U.S dollar’s strengthening in relation to those currencies resulted in an unfavorable translation effect on our consolidated revenues and our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $2.1 million and a favorable effect on expenses of approximately $1.9 million. Similarly, during 2015, the U.S dollar’s strengthening in relation to those currencies resulted in an unfavorable translation effect on our consolidated revenues and our net income. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of $4.0 million and a favorable effect on expenses of $3.6 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income (loss) for the year ended December 31, 2017, was approximately $4.4 million, compared to losses of $4.6 million and $4.9 million for the years ended December 31, 2016 and 2015, respectively.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in currency losses of approximately $0.5 million during the year ended December 31, 2017, compared to currency gains of approximately $0.7 million and $0.2 million during the years ended December 31, 2016 and 2015, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. We have commenced the process of evaluating the requirements of the standard as well as collecting information on all our leases. We have not yet concluded on the impact of the adoption on our consolidated financial position, results of operations and cash flows, however, assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities.  Our future commitments under lease obligations are summarized under the “Contractual Obligations” heading above.

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

Adopted in 2017

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

We adopted ASU 2016-09 as of January 1, 2017. We recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in no net impact to retained earnings and deferred tax assets. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the year ended December 31, 2017 have been recognized in the current period’s income statement.

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

Adopted in 2018

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

We have completed the process of evaluating the impact of the new standard on its consolidated financial position, results of operations and cash flows. We adopted this standard as of January 1, 2018 using the modified retrospective approach. As part of the implementation of the standard, we identified our significant revenue streams, which currently consist primarily of product revenue transactions, and to a lesser extent, extended warranty transactions on certain product sales, and revenues from government contracts. The timing of recognizing revenues for these revenue streams is not expected to materially change. Additionally, no material changes to business processes, systems and controls are expected. We are drafting enhanced revenue disclosures which will be presented prospectively starting in the first quarter of 2018.

In May 2017, the FASB issued ASU 2017-09, Stock compensation (Topic 718): Scope of modification accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. We adopted this guidance on January 1, 2018, and the new standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of December 31, 2017, we had $11.7 million outstanding under our Credit Agreement.

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

As further noted under the “Borrowing Arrangements” heading, on January 22, 2018, we terminated the Credit Agreement, and on January 31, 2018, entered into the Financing Agreement. As a result of terminating the Credit Agreement, we unwound our previously existing swap agreement and received an immaterial amount of proceeds. On February 16, 2018, we entered into a new interest rate swap contract with PNC bank with a notional amount of $36.0 million and a termination date of January 31, 2023 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Financing Agreement. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%.

As of December 31, 2017, the weighted effective interest rate, net of the impact of our interest rate swap, on our Term Loan was 4.61%. Following our entering into the Financing Agreement, our weighted effective interest rate on outstanding borrowings was approximately 8.42%.

Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement over the next twelve months from January 31, 2018 is quantified and summarized as follows:

Interest expense increase
(in thousands)
Interest rates increase by 1%	$328
Interest rates increase by 2%	$656

Item 8.	Financial Statements and Supplementary Data.

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

We carried out an evaluation, under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of December 31, 2017, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has also been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(e).

(c)                     Changes in Internal Controls Over Financial Reporting

The Company identified control deficiencies related to current and deferred income taxes and inventory costing and reserves for the year-ended December 31, 2016, which were assessed as material weaknesses. We developed a remediation plan at the time, and designed and implemented certain new internal controls in an effort to remediate the material weaknesses. During the fourth quarter of fiscal 2017, we successfully completed the testing necessary to conclude that the material weaknesses had been remediated.

Except as noted above, there has been no change in the Company's internal control over financial reporting as of December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(d)                    Inherent Limitations on Effectiveness of Controls

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

(e)           Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harvard Bioscience, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON, LLP

Boston, Massachusetts

March 16, 2018

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2018 Annual Meeting of Stockholders. Information concerning executive officers of our Company is included in Part I of this Annual Report on Form 10-K as Item 1. Business- Executive Officers of the Registrant and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated:

1	Financial Statements. The consolidated financial statements of Harvard Bioscience, Inc. and its subsidiaries filed under this Item 15:

Page

	Index to Consolidated Financial Statements	F-1

	Reports of Independent Registered Public Accounting Firms	F-2

	Consolidated Balance Sheets as of December 31, 2017 and 2016	F-4

	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F-5

	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015	F-6

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-8

	Notes to Consolidated Financial Statements	F-9

2	Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harvard Bioscience, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018, expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 16, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Bioscience, Inc.:

We have audited the accompanying consolidated balance sheet of Harvard Bioscience, Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harvard Bioscience, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Cambridge, Massachusetts

March 16, 2017

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,733	$5,596
Accounts receivable, net of allowance for doubtful accounts of $454 and $611, respectively	16,236	15,746
Inventories	21,353	19,955
Other receivables and other assets	4,213	4,175
Total current assets	47,535	45,472

Property, plant and equipment, net	4,140	4,296
Deferred income tax assets	182	1,157
Amortizable intangible assets, net	15,960	17,471
Goodwill	39,969	38,032
Indefinite lived intangible assets	1,244	1,209
Other assets	324	128
Total assets	$109,354	$107,765

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$2,765	$2,372
Accounts payable	5,404	6,196
Deferred revenue	633	500
Accrued income taxes	387	223
Accrued expenses	4,551	4,550
Other liabilities - current	301	760
Total current liabilities	14,041	14,601

Long-term debt, less current installments	8,983	11,374
Deferred income tax liabilities	3,964	6,417
Other long term liabilities	1,466	3,177
Total liabilities	28,454	35,569

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 42,763,985 and 42,186,827 shares issued and 35,018,478 and 34,441,320 shares outstanding, respectively	419	418
Additional paid-in-capital	218,792	215,134
Accumulated deficit	(116,967)	(116,030)
Accumulated other comprehensive loss	(10,676)	(16,658)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	80,900	72,196
Total liabilities and stockholders' equity	$109,354	$107,765

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Revenues	$101,882	$104,521	$108,664
Cost of revenues (exclusive of items shown separately below)	54,285	56,106	59,941
Gross profit	47,597	48,415	48,723

Sales and marketing expenses	21,036	20,486	20,577
General and administrative expenses	18,575	20,950	19,832
Research and development expenses	5,645	5,392	6,420
Restructuring (credits) charges	-	(4)	788
Amortization of intangible assets	2,442	2,722	2,819
Impairment charges	-	676	-
Loss on sale of AHN	-	1,190	-
Total operating expenses, net	47,698	51,412	50,436

Operating loss	(101)	(2,997)	(1,713)

Other income (expense):
Foreign exchange	(534)	737	210
Interest expense, net	(713)	(639)	(846)
Other expense, net	(740)	(179)	(1,259)
Other expense, net	(1,987)	(81)	(1,895)

Loss before income taxes	(2,088)	(3,078)	(3,608)
Income tax (benefit) expense	(1,223)	1,229	15,431
Net loss	(865)	(4,307)	(19,039)

Loss per share:
Basic loss per common share	$(0.02)	$(0.13)	$(0.57)

Diluted loss per common share	$(0.02)	$(0.13)	$(0.57)

Weighted average common shares:
Basic	34,753	34,212	33,593
Diluted	34,753	34,212	33,593

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net loss	$(865)	$(4,307)	$(19,039)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,445	(4,606)	(4,936)
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(24)	(29)	(85)
Amounts reclassified from accumulated other comprehensive income (loss) to net loss	61	39	93
Derivatives qualifying as hedges, net of tax	37	10	8
Defined benefit pension plans, net of tax:
Amortization of net losses included in net periodic pension costs, net of tax expense of $62, $52 and $58 in 2017, 2016 and 2015, respectively	300	252	248
Net gain (loss), net of tax (benefit) expense of ($246), $88 and $241 in 2017, 2016 and 2015, respectively	1,200	(430)	1,029
Defined benefit pension plans, net of tax	1,500	(178)	1,277
Other comprehensive income (loss)	5,982	(4,774)	(3,651)
Comprehensive income (loss)	$5,117	$(9,081)	$(22,690)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at December 31, 2014	40,309	$397	$206,656	$(92,684)	$(8,233)	$(10,668)	$95,468
Stock option exercises	1,772	25	2,605	-	-	-	2,630
Stock purchase plan	59	-	208	-	-	-	208
Vesting of restricted stock units	237	-	-	-	-	-	-
Shares withheld for taxes	(652)	(6)	(767)	-	-	-	(773)
Stock compensation expense	-	-	2,755	-	-	-	2,755
Net income	-	-	-	(19,039)	-	-	(19,039)
Other comprehensive loss	-	-	-	-	(3,651)	-	(3,651)
Balance at December 31, 2015	41,725	416	211,457	(111,723)	(11,884)	(10,668)	77,598
Stock option exercises	375	4	167	-	-	-	171
Stock purchase plan	81	-	196	-	-	-	196
Vesting of restricted stock units	302	-	-	-	-	-	-
Shares withheld for taxes	(296)	(2)	(183)	-	-	-	(185)
Stock compensation expense	-	-	3,497	-	-	-	3,497
Net loss	-	-	-	(4,307)	-	-	(4,307)
Other comprehensive loss	-	-	-	-	(4,774)	-	(4,774)
Balance at December 31, 2016	42,187	418	215,134	(116,030)	(16,658)	(10,668)	72,196
Share based payment change in accounting principle	-	-	72	(72)	-	-	-
Stock option exercises	143	2	188	-	-	-	190
Stock purchase plan, net	76	-	140	-	-	-	140
Vesting of restricted stock units	489	-	-	-	-	-	-
Shares withheld for taxes	(131)	(1)	(242)	-	-	-	(243)
Stock compensation expense	-	-	3,500	-	-	-	3,500
Net loss	-	-	-	(865)	-	-	(865)
Other comprehensive income	-	-	-	-	5,982	-	5,982
Balance at December 31, 2017	42,764	$419	$218,792	$(116,967)	$(10,676)	$(10,668)	$80,900

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(865)	$(4,307)	$(19,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	3,500	3,497	2,755
Depreciation	1,317	1,532	1,745
Impairment charges	-	676	-
Loss on sale of AHN	93	1,190	-
(Gain) loss on sale of assets, net	(12)	-	25
Non-cash restructuring (credit)	-	(27)	(85)
Amortization of catalog costs	42	20	9
(Recovery of) provision for allowance for doubtful accounts	(109)	309	(7)
Amortization of intangible assets	2,442	2,722	2,819
Amortization of deferred financing costs	44	91	86
Deferred income taxes	(1,584)	(279)	15,116
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	196	566	(1,340)
(Increase) decrease in inventories	(548)	1,248	(1,223)
(Increase) decrease in other receivables and other assets	(102)	(658)	755
(Decrease) increase in trade accounts payable	(918)	(2,413)	2,577
Decrease (increase) in accrued income taxes	212	(195)	(311)
(Decrease) increase in accrued expenses	(736)	871	(1,511)
Increase (decrease) in deferred revenue	95	(187)	120
(Decrease) increase in other liabilities	(2,010)	727	(1,786)
Net cash provided by operating activities	1,057	5,383	705

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(890)	(1,445)	(2,960)
Additions to catalog costs	(39)	(34)	(18)
Proceeds from disposition	-	1,417	-
Proceeds from sales of property, plant and equipment	12	-	6
Acquisitions, net of cash acquired	-	-	(4,545)
Net cash used in investing activities	(917)	(62)	(7,517)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	2,750	4,000	5,800
Repayments of debt	(4,702)	(9,050)	(8,350)
Payments of debt issuance costs	-	-	(32)
Net proceeds from issuance of common stock	160	182	2,042
Net cash used in financing activities	(1,792)	(4,868)	(540)

Effect of exchange rate changes on cash	1,789	(1,601)	(38)
Increase (decrease) in cash and cash equivalents	137	(1,148)	(7,390)
Cash and cash equivalents at the beginning of period	5,596	6,744	14,134
Cash and cash equivalents at the end of period	$5,733	$5,596	$6,744

Supplemental disclosures of cash flow information:
Cash paid for interest	$686	$620	$854
Cash paid for income taxes, net of refunds	$(13)	$928	$963

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc. ( “Harvard Bioscience” or “the Company”) is a global developer, manufacturer and marketer of a broad range of scientific instruments and systems used to advance life science for basic research, drug discovery, clinical and environmental testing. The Company’s products are sold to thousands of researchers in over 100 countries through its global sales organization, websites, catalogs, and through distributors including Thermo Fisher Scientific Inc., VWR and other specialized distributors. The Company has sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden, Spain, France, Canada and China.

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

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

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

(k)	Comprehensive Income (Loss)

The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220, “Comprehensive Income”. FASB ASC 220 requires companies to report all changes in equity during a period, resulting from net (loss) income and transactions from non-owner sources, in a financial statement in the period in which they are recognized. The Company has chosen to disclose comprehensive income (loss), which encompasses net loss, foreign currency translation adjustments, gains and losses on derivatives, the underfunded status of its pension plans, and pension minimum additional liability adjustments, net of tax, in the consolidated statements of comprehensive income (loss).

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

Sales taxes, value added taxes, and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis, and are therefore excluded from revenues.

(m)	Valuation of Identifiable Intangible Assets Acquired in Business Combinations

The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in the Company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or not amortizable and, if the former, the period and the method by which the intangibles asset will be amortized. The Company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisitions. At December 31, 2017, amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 7 to 15 years, 10 to 15 years, 4 to 5 years, 5 to 15 years and 5 to 15 years, respectively.

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

For the purpose of its goodwill analysis, the Company has one reporting unit. The Company conducted its annual impairment analysis in the fourth quarter of fiscal year 2017. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its carrying value to determine if there is any indication of impairment. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets if the carrying amount exceeds the fair value of the asset, the Company would write down the indefinite-lived intangible asset to fair value.

At December 31, 2017, the fair value of the Company significantly exceeded the carrying value. The Company concluded that none of its goodwill was impaired.

The Company evaluates indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount.  Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. At December 31, 2017, the Company concluded that none of its indefinite-lived intangible assets were impaired.

(o)	Impairment of Long-Lived Assets

The Company assesses recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with FASB ASC 360, “Property, Plant and Equipment” when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value. At December 31, 2017, the Company concluded that none of its long-lived assets were impaired.

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

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The value of the award is recognized as expense as it vests over the requisite service periods in its consolidated statements of operations. The Company values stock-based payment awards, except restricted stock units at grant date using the Black-Scholes option-pricing model (Black-Scholes model). The Company values restricted stock units with a market condition using a Monte-Carlo valuation simulation. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model or Monte-Carlo valuation simulation is affected by its stock price as well as assumptions regarding certain variables. These variables include, but are not limited to its expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors.

The fair value of restricted stock units are based on the market price of the Company’s stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which ranges from one to four years. Unvested restricted stock units are forfeited in the event of termination of employment with the Company.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2017, 2016 and 2015 consisted of stock-based compensation expense related to stock options, the employee stock purchase plan, and the restricted stock units and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations. Refer to footnote 19 for further details.

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

Adopted in 2017

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

The Company adopted ASU 2016-09 as of January 1, 2017. The Company recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in no net impact to retained earnings and deferred tax assets. In addition, tax deficiencies related to vested restricted stock units and canceled stock options during the year ended December 31, 2017 have been recognized in the current period’s income statement.

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

Adopted in 2018

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

The Company has completed the process of evaluating the impact of the new standard on its consolidated financial position, results of operations and cash flows. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. As part of the implementation of the standard, the Company identified its significant revenue streams, which currently consist primarily of product revenue transactions, and to a lesser extent, extended warranty transactions on certain product sales, and revenues from government contracts. The timing of recognizing revenues for these revenue streams is not expected to materially change. Additionally, no material changes to business processes, systems and controls are expected. The Company is drafting enhanced revenue disclosures which will be presented prospectively starting in the first quarter of 2018.

In May 2017, the FASB issued ASU 2017-09, Stock compensation (Topic 718): Scope of modification accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018, and the new standard did not have a material impact on its consolidated financial position, results of operations and cash flows..

3.	Concentrations

No customer accounted for more than 10% of revenues for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017 and 2016, no customer accounted for more than 10% of net accounts receivable.

4.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2015	$(9,594)	$(10)	$(2,280)	$(11,884)

Other comprehensive (loss) income before reclassifications	(4,606)	(29)	(430)	(5,065)
Amounts reclassified from AOCI	-	39	252	291

Net other comprehensive (loss) income	(4,606)	10	(178)	(4,774)

Balance at December 31, 2016	(14,200)	$-	(2,458)	(16,658)

Other comprehensive (loss) income before reclassifications	4,445	(24)	1,200	5,621
Amounts reclassified from AOCI	-	61	300	361

Other comprehensive (loss) income	4,445	37	1,500	5,982

Balance at December 31, 2017	$(9,755)	$37	$(958)	$(10,676)

The amounts reclassified out of accumulated other comprehensive (loss) income are as follows:

	Affected line item in the	Year Ended December 31,
(in thousands)	Statements of Operations	2017	2016	2015

Amounts Reclassified From AOCI
Derivatives qualifying as hedges
Realized loss on derivatives qualifying as hedges	Interest expense	$61	$39	$93
Income tax	Income tax (benefit) expense	-	-	-
		61	39	93
Defined benefit pension plans
Amortization of net losses included in net periodic pension costs	General and administrative expenses	362	304	306
Income tax	Income tax (benefit) expense	(62)	(52)	(58)
		300	252	248

Total reclassifications		$361	$291	$341

5.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
Finished goods	$10,284	$9,340
Work in process	1,042	823
Raw materials	10,027	9,792
Total	$21,353	$19,955

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
Land, buildings and leasehold improvements	$2,220	$2,095
Machinery and equipment	7,758	7,224
Computer equipment and software	9,149	8,115
Furniture and fixtures	1,243	1,274
Automobiles	120	196
	20,490	18,904
Less: accumulated depreciation	(16,350)	(14,608)
Property, plant and equipment, net	$4,140	$4,296

7.	Acquisitions

As further discussed in Note 25 (Subsequent Events) on January 31, 2018, the Company completed the acquisition of Data Sciences International, Inc.

HEKA Elektronik

On January 8, 2015, the Company, through its wholly-owned Ealing Scientific Limited and Multi-Channel Systems MCS GmbH (MCS) subsidiaries, acquired all of the issued and outstanding shares of HEKA Elektronik (HEKA) for approximately $5.9 million, or $4.5 million, net of cash acquired. Included in the acquisition of HEKA were: HEKA Electronik Dr. Schulze GmbH, based in Lambrecht, Germany (HEKA Germany); HEKA Electronics Incorporated, based in Chester, Nova Scotia, Canada (HEKA Canada); and HEKA Instruments Incorporated, based in Bellmore, New York. The Company funded the acquisition from its existing cash balances.

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

Year Ended December 31,
2015
(in thousands)
Pro Forma
Revenues	$108,761
Net (loss) income	(19,027)

Direct transaction costs recorded in other expense, net, in relation to all current or prospective acquisitions in the Company’s consolidated statements of operations were $0.5 million, $0.1 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.	Dispositions

As further discussed in Note 25 (Subsequent Events) on January 22, 2018, the Company sold substantially all the assets of its wholly owned subsidiary, Denville Scientific, Inc.

AHN Biotechnologie GmbH

On October 26, 2016, the Company sold the operations of its AHN Biotechnologie GmbH subsidiary (AHN), a manufacturer of liquid handling products, located in Nordhausen, Germany for gross cash proceeds of approximately $1.7 million. Proceeds received at closing, net of cash on hand, were approximately $1.4 million. The results of operations of AHN, through the date of sale, were reported in the Company’s consolidated statements of operations for the year ended December 31, 2016.

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

Upon the closing of the transaction, the Company recorded a loss on sale of $1.2 million for the year ended December 31, 2016 in operating expenses within the statements of operations. On October 26, 2016, the major classes of assets and liabilities of AHN disposed of, including an allocation of goodwill, were comprised of the following:

(in thousands)
Assets
Accounts receivable, net	$279
Inventory	438
Property, plant and equipment, net	919
Amortizable intangibles, net	196
Allocation of goodwill	484

Liabilities
Accounts payable and accrued expenses	$245

9.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	December 31, 2017		December 31, 2016		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$16,173	$(13,179)	$15,082	$(11,710)	6.5	Years
Trade names	7,646	(4,060)	7,379	(3,479)	7.1	Years
Distribution agreements/customer relationships	23,744	(14,413)	22,976	(12,862)	8.1	Years
Patents	223	(174)	204	(119)	1.2	Years
Total amortizable intangible assets	47,786	$(31,826)	45,641	$(28,170)

Indefinite-lived intangible assets:
Goodwill	39,969		38,032
Other indefinite-lived intangible assets	1,244		1,209
Total goodwill and other indefinite-lived intangible assets	41,213		39,241

Total intangible assets	$88,999		$84,882

(a) Weighted average life as of December 31, 2017.

The change in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 is as follows:

(in thousands)
Balance at December 31, 2015	$40,357
Adjustment to purchase price allocation of prior year acquisition	50
Adjustment to goodwill for AHN disposition	(484)
Effect of change in currency translation	(1,891)
Balance at December 31, 2016	38,032
Effect of change in currency translation	1,937
Balance at December 31, 2017	$39,969

Intangible asset amortization expense was $2.4 million, $2.7 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $2.4 million for the year ending December 31, 2018, $2.2 million for the year ending December 31, 2019, $2.2 million for the year ending December 31, 2020, $2.2 million for the year ending December 31, 2021 and $2.1 million for the year ending December 31, 2022.

10.	Restructuring and Other Exit Costs

During 2014 and 2015, the Company entered into various restructuring plans, which included eliminating certain positions made redundant as a result of its site consolidations, as well as a realignment of its commercial sales team. These restructuring plans also included the relocation of the distribution operations of the Company’s Denville Scientific subsidiary from New Jersey to North Carolina, as well as the consolidation of the manufacturing operations of its Biochrom subsidiary to its headquarters in Holliston, MA. Activity and liability balances related to these charges for the year ended December 31, 2016, were as follows:

	Severance Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2015	$132	$-	$132
Restructuring charges	-	23	23
Non-cash reversal of restructuring charges	(27)	-	(27)
Cash payments	(104)	(28)	(132)
Effect of change in currency translation	(1)	5	4
Restructuring balance at December 31, 2016	$-	$-	$-

For the year ended December 31, 2015, the activity and liability balances related to these charges were as follows:

	Severance Costs	Other	Total
	(in thousands)
Restructuring balance at December 31, 2014	$626	$-	$626
Restructuring charges	434	439	873
Non-cash reversal of restructuring charges	(85)	-	(85)
Cash payments	(833)	(439)	(1,272)
Effect of change in currency translation	(10)	-	(10)
Restructuring balance at December 31, 2015	$132	$-	$132

Aggregate net restructuring charges for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Restructuring (credits) charges	$-	$(4)	$788

11.	Long Term Debt

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

As of December 31, 2017 and December 31, 2016, the Company had borrowings of $11.7 million and $13.7 million, net of deferred financing costs, respectively, outstanding under its Credit Agreement. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of December 31, 2017, the weighted effective interest rates, net of the impact of the Company’s interest rate swaps, on its Term Loan was 4.61%.

As of December 31, 2017 and December 31, 2016, the Company’s borrowings were comprised of:

	December 31,	December 31,
	2017	2016
	(in thousands)
Long-term debt:
Term loan	$11,899	$5,400
DDTL	-	4,400
Revolving line	-	4,050
Total unamortized deferred financing costs	(151)	(104)
Total debt	11,748	13,746
Less: current installments	(2,800)	(2,450)
Current unamortized deferred financing costs	35	78
Long-term debt	$8,983	$11,374

The aggregate amounts of debt maturing during the next five years are as follows:

(in thousands)

2018	$11,899
2019	-
2020	-
2021	-
2022	-
Total	$11,899

As further discussed in Note 25, on January 22, 2018, the Company terminated the Credit Agreement and all outstanding amounts under the agreement were repaid in full. At the time of repayment, there was approximately $11.9 million of debt balances outstanding. Accordingly, the table above reflects the repayment of the debt in 2018. Additionally, as further disclosed in Note 25, on January 31, 2018, the Company entered into a financing agreement with Cerberus Business Finance, LLC, which provided for a $64.0 million term loan and up to a $25.0 million revolving line of credit. The $64.0 million term loan has a maturity of five years. The payment schedule of this financing agreement is detailed in Note 25.

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

As disclosed in Note 11, on May 2, 2017, the Company entered into a Credit Agreement that amended its then existing credit facility with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. Immediately after entering into this Credit Agreement, the Company entered into an interest rate swap contract with Bank of America with a notional amount of $14.0 million and a termination date of March 30, 2022 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with the Term Loan at 1.86% plus a bank margin of 2.75%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”.

The notional amount of the Company’s derivative instruments as of December 31, 2017 was $11.9 million.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of December 31, 2017 and December 31, 2016.

		December 31, 2017	December 31, 2017
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets	$11,900	$37

		December 31, 2016	December 31, 2016
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets	$5,500	$-

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the years ended December 31, 2017, 2016 and 2015:

Derivatives in Hedging Relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)
	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest rate swaps	$(24)	$(29)	$(85)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)			Location of amount
	Year Ended December 31,			reclassified from AOCI
	2017	2016	2015	into income (effective portion)
	(in thousands)
Interest rate swaps	$61	$39	$93	Interest expense

As of December 31, 2017, the deferred gains or losses on derivative instruments accumulated in AOCI expected to be reclassified to earnings during the next twelve months were immaterial.

As disclosed in Note 25, on January 22, 2018, the Company terminated its Credit Agreement with Bank of America, as agent, and Bank of America and Brown Brothers Harriman & Co. as lenders. As a result of terminating this Credit Agreement, the Company unwound the interest rate swap contract and received an immaterial amount in proceeds. In addition, as further described in Note 25, in February 2018, the Company entered into a new interest rate swap agreement with PNC bank as a result of entering into the previously described financing agreement with Cerberus Financing LLC. ..

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those liabilities measured at fair value on a recurring basis:

	Fair Value as of December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$37	$-	$37

Fair Value as of December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$-	$-	$-

The Company uses the market approach technique to value its financial liabilities. The Company’s financial liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

14.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2022 and thereafter. Rent expense, which is recorded on a straight-line basis, was $1.9 million, $1.8 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2017, are as follows:

Operating
Leases
(in thousands)
2018	$1,744
2019	1,657
2020	1,501
2021	1,110
2022	1,089
Thereafter	1,873
Net minimum lease payments	$8,974

As further discussed in Note 25, on January 22, 2018, the Company sold substantially all the assets of Denville Scientific, an operating subsidiary. Additionally, as discussed in Note 25, the Company acquired DSI in January 2018, and as such the table above, which is as of December 31, 2017 excludes both DSI and Denville’s future payments under operating leases.

15.	Accrued Expenses

Accrued expenses consist of:

	December 31,
	2017	2016
	(in thousands)
Accrued compensation and payroll	$1,772	$1,468
Accrued professional fees	580	1,105
Warranty costs	246	193
Other	1,953	1,784
Total	$4,551	$4,550

16.	Income Tax

Income tax expense attributable to income from operations for the years ended December 31, 2017, 2016 and 2015 consisted of:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current income tax expense:
Federal and state	$262	$170	$(4)
Foreign	297	790	677
	559	960	673
Deferred income tax (benefit) expense:
Federal and state	(2,357)	166	15,598
Foreign	575	103	(840)
	(1,782)	269	14,758
Total income tax (benefit) expense	$(1,223)	$1,229	$15,431

Income tax expense for the years ended December 31, 2017, 2016 and 2015 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pre-tax operations income as a result of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Computed "expected" income tax (benefit) expense	$(710)	$(1,046)	$(1,227)
Increase (decrease) in income taxes resulting from:
Permanent differences, net	(108)	(128)	32
Foreign tax rate differential	23	165	(12)
State income taxes, net of federal income tax benefit	(71)	(93)	82
Non-deductible stock compensation expense	174	110	(161)
Impact of foreign rate change	-	30	89
Impact of U.S. rate change	2,521	-	-
Tax credits	(14)	(89)	(169)
Change in reserve for uncertain tax position	(58)	127	35
Impact of change to prior year tax accruals	72	291	370
Impact of adoption of ASU 2016-09, Improvements to Employee
Share-based Payment Accounting	(486)	-	-
U.S. tax on foreign dividends	3,149	497	-
Foreign withholding taxes	38	74	-
Conversion of U.S. foreign tax credits from credit to deduction	648	1,772	-
Non-deductible loss on subsidiary stock sale	-	501	-
Change in valuation allowance allocated to income
tax expense (benefit)	(6,393)	(983)	16,401
Other	(8)	1	(9)
Total income tax (benefit) expense	$(1,223)	$1,229	$15,431

Income tax (benefit) expense is based on the following pre-tax loss from operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$(3,129)	$(3,107)	$(3,331)
Foreign	1,041	29	(277)
Total	$(2,088)	$(3,078)	$(3,608)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities from operations at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accounts receivable	$93	$170
Inventory	891	1,336
Operating loss and credit carryforwards	8,287	12,586
Property, plant and equipment	3	5
Pension liabilities	151	631
Contingent consideration	2,273	3,262
Stock compensation expense	1,667	2,076
Other assets	119	23
Total gross deferred assets	13,484	20,089
Less: valuation allowance	(11,447)	(17,840)
Deferred tax assets	$2,037	$2,249

Deferred tax liabilities:
Indefinite-lived intangible assets	$3,166	$4,567
Definite-lived intangible assets	2,383	2,593
Other accrued liabilities	270	349
Total deferred tax liabilities	5,819	7,509
Net deferred tax liabilities	$(3,782)	$(5,260)

Certain prior year amounts in the above table have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the Company’s consolidated financial statements.

The Company adopted the provisions of ASU 2016-09, Improvements to Employee Share-based Payment Accounting, on January 1, 2017.  Upon adoption, the company recorded previously unrecognized excess tax benefits from the exercise of employee stock options as an increase in its deferred tax asset for net operating losses of approximately $0.5 million.  The tax benefit of this increased deferred tax asset is fully offset by an increase in the valuation allowance. Following adoption, excess tax benefits or tax deficit is reflected as income tax benefit or expense in the year the tax impact is generated. Approximately $96 thousand of tax deficit was recorded as income tax expense in 2017. Prior to the adoption of ASU 2016-09, these excess tax benefits could only be recognized when the related tax deduction reduces income taxes payable and the benefit would be reflected as a credit to additional paid-in capital if realized.

The amounts recorded as deferred tax assets as of December 31, 2017 and 2016 represent the amount of tax benefits of existing deductible temporary differences and carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. During the year ended December 31, 2015, the Company determined that it was more likely than not that its U.S. deferred tax assets would not be realized and therefore recorded a net increase to the valuation allowance of $16.4 million to offset U.S. deferred tax assets net of deferred tax liabilities except for deferred tax liabilities associated with certain indefinite-lived intangible assets. The Company’s judgment was based on consideration of all available evidence. At December 31, 2017 and 2016, the Company continues to maintain a valuation allowance against substantially all net U.S. deferred tax assets, exclusive of deferred tax liabilities associated with certain indefinite-lived intangible assets. During the year ended December 31, 2017, the Company determined that it was more likely than not that deferred tax assets of certain foreign subsidiaries would not be realized and therefore recorded a valuation allowance of $0.5 million on net deferred tax assets.

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act makes broad and complex changes to the U.S. Internal Revenue Code, including the reduction of the corporate income tax rate from 35% to 21% and the implementation of a modified territorial tax system; the latter includes a one-time transition tax on previously unremitted earnings of foreign subsidiaries. Recent SEC guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) provides for a measurement-period approach for the recording of income tax effects related to tax reform for which the accounting is incomplete. The accounting for the impact of the Tax Act is incomplete, however the Company has recorded provisional estimates for the impact of changes related to the revaluation of deferred taxes, the impact of the mandatory repatriation of foreign earnings after electing the utilization of existing tax attributes, and for the reduction in valuation allowance on net federal deferred tax assets. Since these provisions were based on estimates, the Company will continue to measure the impact of these areas and record any changes in subsequent quarters when information and guidance become available. Those areas include the analysis of various elections available including the transition tax, state-tax impact and adoption by the various states, completion of foreign earnings and profits calculations and additional guidance from the Treasury on various provisions under the new law.

Other law changes implemented by the Act such as changes to the calculation for Section 162(m) executive compensation deduction, interest deduction limitation and Global Intangible Low Taxed Income (GILTI), and others will not have any impact on the Company until the year ended December 31, 2018. The Company will continue to monitor guidance regarding these changes for how it will impact the financial statements in later periods.

At December 31, 2017, the Company had federal net operating loss carryforwards of $14.4 million, which begin to expire in 2021 and state net operating loss carryforwards of $8.6 million, which begin to expire in 2018. Approximately $8.0 million of federal net operating loss carryforwards are expected to be utilized during 2017 to offset the transition impact. The Company also had research and development tax credit carryforwards of $1.7 million which begin to expire in 2020. The Company had $0.4 million of alternative minimum tax credit carryforwards which are not subject to expiration and become refundable under the Tax Act beginning in 2018 subject to sequestration. In addition, the Company had a total of $1.1 million of state investment tax credit carryforwards, research and development tax credit carryforwards, and EZ credit carryforwards, which begin to expire in 2018. Approximately $3.3 million of net operating losses are subject to an annual limitation of $0.7 million imposed by change in ownership provisions of Section 382 of the Internal Revenue Code. As mentioned above, these net operating loss and credit carryforwards have full valuation allowances set up against them.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $49.2 million, $48.6 million, and $48.7 million at December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company changed its indefinite reinvestment assertion to provide that all foreign earnings above the level required for local operating expenses would be repatriated to the U.S. in tax years after 2017. Prior to 2017, this modified assertion only applied to the Company’s subsidiaries in France and Canada. At December 31, 2017, as the Company was considering a potential U.S. acquisition, the Company changed its assertion and it was anticipated that U.S. needs would require repatriation of all foreign subsidiaries’ earnings rather than just France and Canada. As a result of the Tax Act, all prior unremitted earnings are deemed paid and included in the current provision under the one-time repatriation tax calculation. Therefore, as a result of the change in this assertion, only $38 thousand of additional withholding has been accrued as of December 31, 2017.

In 2016, the Company recorded a tax reserve in the amount of $59 thousand related to the disposition of a foreign subsidiary. Additionally in 2016, the Company recorded a reserve for $62 thousand related to issues raised in an ongoing German income tax audit. In 2017, the Company recorded a $21 thousand adjustment to the reserve related to the disposition of a foreign subsidiary. Also in 2017, the German income tax audit was settled for $30 thousand and $32 thousand of the remaining reserve was reversed. A reconciliation of uncertain tax liabilities is as follows:

(in thousands)
Balance at December 31, 2015	$285
Additions based on current year tax positions	59
Additions based on tax positions of prior years	62
Balance at December 31, 2016	406
Decreases based on tax positions of prior years	(53)
Settlements	(30)
Balance at December 31, 2017	$323

At December 31, 2017 and 2016 the amount of unrecognized tax benefits that would affect the Company’s effective tax rate was $0.3 million and $0.4 million, respectively. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2017 and 2016, respectively, interest recognized in the consolidated statement of operations was immaterial, and there were no penalties recognized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in foreign jurisdictions for years before 2013. In the U.S., the Company's net operating loss and tax credit carryforward amounts remain subject to federal and state examination for tax years starting in 2000 as a result of tax losses incurred in prior years. There are currently no pending federal or state tax examinations. The Company is subject to audits by various taxing jurisdictions. Additional reserves are established when necessary. No ongoing audits are expected to have a material impact.

17.	Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the 401(k) Plans). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the profit sharing retirement plans are at the discretion of management. For the years ended December 31, 2017, 2016 and 2015, the Company contributed approximately $0.6 million, $0.6 million and $0.5 million, respectively, to the 401(k) Plans.

The Company’s subsidiary in the United Kingdom, Biochrom, maintains contributory, defined benefit or defined contribution pension plans for substantially all of its employees. These defined benefit pension plans have been closed to new employees since 2014, as well as closed to the future accrual of benefits for existing employees. The provisions of FASB ASC 715-20 require that the funded status of the Company’s pension plans be recognized in its balance sheet. FASB ASC 715-20 does not change the measurement or income statement recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. The Company has historically measured the plan assets and benefit obligations as of the balance sheet date.

The components of the Company’s defined benefit pension expense were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$524	$632	$711
Expected return on plan assets	(663)	(683)	(668)
Net amortization loss	362	304	306
Net periodic benefit cost	$223	$253	$349

The measurement date is December 31 for these plans. The funded status of the Company’s defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
	(in thousands)
Change in benefit obligation:
Balance at beginning of year	$19,214	$18,582
Interest cost	524	632
Actuarial loss	26	4,636
Benefits paid	(514)	(982)
Currency translation adjustment	1,876	(3,654)
Balance at end of year	$21,126	$19,214

	December 31,
	2017	2016
	(in thousands)
Change in fair value of plan assets:
Balance at beginning of year	$16,252	$15,767
Actual return on plan assets	1,871	3,868
Employer contributions	689	694
Benefits paid	(514)	(982)
Currency translation adjustment	1,674	(3,095)
Balance at end of year	$19,972	$16,252

	December 31,
	2017	2016
	(in thousands)
Change in benefit obligation:
Funded status	$(1,154)	$(2,962)
Unrecognized net loss	N/A	N/A
Net amount recognized	$(1,154)	$(2,962)

The accumulated benefit obligation for all defined benefit pension plans was $21.1 million and $19.2 million at December 31, 2017 and 2016, respectively.

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2017	2016
	(in thousands)
Deferred income tax assets	$196	$504
Other long term liabilities	(1,154)	(2,962)
Net amount recognized	$(958)	$(2,458)

The amounts recognized in accumulated other comprehensive loss, net of tax consist of:

	December 31,
	2017	2016
	(in thousands)
Underfunded status of pension plans	$(958)	$(2,458)
Net amount recognized	$(958)	$(2,458)

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Year Ended December 31,
	2017	2016	2015

Discount rate	2.43%	2.62%	3.57%
Expected return on assets	3.86%	4.68%	4.43%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of the Company’s defined benefit pension plan obligations. The Company uses the iBoxx AA 15yr+ index, which matches the average duration of its pension plan liability of approximately 15 years. With the current base of assets in the pension plans, a one percent increase/decrease in the discount rate assumption would decrease/increase annual pension expense by approximately $12,000.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2017, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately 15 years, of active plan participants. With the current base of assets, a one percent increase/decrease in the asset return assumption would decrease/increase annual pension expense by approximately $200,000.

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2017 and 2016 measurement dates were as follows:

	December 31,
	2017		2016
	(in thousands)
Asset category:
Equity securities	$10,774	54%	$8,577	53%
Debt securities	3,204	16%	7,447	46%
Liability driven investment funds	4,685	24%	-	0%
Cash and cash equivalents	856	4%	228	1%
Other	453	2%	-	0%
Total	$19,972	100%	$16,252	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
	(in thousands)
Quoted Prices in Active Markets for Identical Assets (Level 1)	$856	$228
Significant Other Observable Inputs (Level 2)	19,116	16,024
Significant Other Unobservable Inputs (Level 3)	-	-
Total	$19,972	$16,252

Level 1 assets consist of cash and cash equivalents held in the pension plans at December 31, 2017. The Level 2 assets primarily consist of investments in private investment funds that are valued using the net asset values provided by the trust or fund, including an insurance contract. Although these funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices.

The Company expects to contribute approximately $0.7 million to its pension plans during 2018.

The benefits expected to be paid from the pension plans are $0.5 million in 2018, $0.6 million in 2019, $0.6 million in 2020, $0.6 million in 2021 and $0.7 million in 2022. The expected benefits to be paid in the five years from 2023—2027 are $4.2 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2017.

18.	Commitments and Contingent Liabilities

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company is not currently a party to any such material claims or proceedings.

19.	Capital Stock

Common Stock

On February 5, 2008, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on February 6, 2008. Initially, these rights would not be exercisable and would trade with the shares of the Company’s common stock. Under the Shareholder Rights Plan, the rights generally would become exercisable if a person became an “acquiring person” by acquiring 20% or more of the common stock of the Company or if a person commences a tender offer that could result in that person owning 20% or more of the common stock of the Company. If a person became an acquiring person, each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock which are equivalent to shares of the Company’s common stock having a value of twice the exercise price of the right. If the Company were acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right. The Shareholder Rights Plan expired in accordance with its terms on the close of business on February 6, 2018.

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2017, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the “ESPP”)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. Under this plan, 1,050,000 shares of common stock are authorized for issuance of which 801,454 shares were issued as of December 31, 2017. During the years ended December 31, 2017, 2016 and 2015, the Company issued 76,215 shares, 81,228 shares and 58,823 shares, respectively, of the Company’s common stock under the ESPP.

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

Through December 31, 2017, 2016 and 2015, incentive stock options to purchase 10,218,057 shares and non-qualified stock options to purchase 13,369,074, 13,131,374 and 13,088,374 shares, respectively, had been granted to employees and directors under the Stock Plans. Generally, both the incentive stock options and non-qualified stock options become fully vested over a range of one to four-year periods.

Restricted Stock Units with a Market Condition (the “Market Condition RSU’s”)

On August 3, 2015, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSU’s to members of the Company’s management team under the Third A&R Plan. The vesting of these Market Condition RSU’s is cliff-based and linked to the achievement of a relative total shareholder return of the Company’s common stock from August 3, 2015 to the earlier of (i) August 3, 2018 or (ii) upon a change of control (measured relative to the Russell 3000 index and based on the 20-day trading average price before each such date). As of December 31, 2017, the target number of these restricted stock units that may be earned is 164,127 shares; the maximum amount is 150% of the target number.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, Market Condition RSU’s and employee stock purchases related to the ESPP.

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards, except restricted stock units, on the date of grant using an option-pricing model. The value of the award is recognized as expense as it vests over the requisite service periods in the Company’s consolidated statements of operations.

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

	Year Ended December 31,
	2017	2016	2015

Basic	34,753,325	34,211,521	33,592,775
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSU's	-	-	-
Diluted	34,753,325	34,211,521	33,592,775

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSU’s of approximately 5,741,298, 5,351,261 and 5,521,283 shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, as the impact of these shares would be anti-dilutive.

General Option Information

The following is a summary of stock option and the restricted stock unit activity:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2014	6,263,112	$3.42	306,397	$4.30	-	$-
Granted	945,000	5.31	254,685	5.56	196,785	4.81
Exercised	(1,772,062)	3.04	-	-	-	-
Vested (RSUs)	-	-	(237,188)	5.65	-	-
Cancelled / forfeited	(413,864)	4.15	(10,335)	5.56	(11,247)	4.81
Balance at December 31, 2015	5,022,186	3.85	313,559	5.29	185,538	4.81
Granted	43,000	3.10	1,095,190	2.92	-	4.81
Exercised	(374,772)	2.80	-	-	-	-
Vested (RSUs)	-	-	(301,520)	4.45	-	-
Cancelled / forfeited	(593,596)	3.84	(34,576)	3.89	(3,388)	4.81
Balance at December 31, 2016	4,096,818	3.94	1,072,653	3.15	182,150	4.81
Granted	237,700	3.24	1,298,371	2.49	-	-
Exercised	(143,391)	2.48	-	-	-	-
Vested (RSUs)	-	-	(488,570)	3.08	-	-
Cancelled / forfeited	(410,883)	3.93	(85,527)	3.05	(18,023)	4.81
Balance at December 31, 2017	3,780,244	$3.95	1,796,927	$2.69	164,127	$4.81

The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2017 (Aggregate Intrinsic Value, in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of	Shares	Remaining	Average	Aggregate	Shares	Remaining	Average	Aggregate
Exercise	Outstanding at	Contractual Life	Exercise	Intrinsic	Exercisable at	Contractual Life	Exercise	Intrinsic
Price	Dec. 31, 2017	in Years	Price	Value	Dec. 31, 2017	in Years	Price	Value

$2.02-2.37	415,024	1.22	$2.20	$457	415,024	1.22	$2.20	$457
2.38-2.94	357,095	4.78	2.58	257	315,845	4.25	2.57	231
2.95-3.59	321,239	7.89	3.30	-	79,039	2.93	3.35	-
3.60-3.95	277,429	5.47	3.65	-	273,679	5.46	3.65	-
3.96-4.11	252,282	3.49	4.04	-	250,782	3.47	4.04	-
4.12-4.17	607,875	6.41	4.12	-	452,750	6.41	4.12	-
4.18-4.26	71,500	6.66	4.21	-	55,500	6.63	4.21	-
4.27-4.41	750,000	5.88	4.31	-	750,000	5.88	4.31	-
4.42-5.51	462,300	7.14	5.37	-	273,175	7.11	5.31	-
5.52-5.63	265,500	7.41	5.56	-	132,750	7.41	5.56	-
$2.02-5.63	3,780,244	5.61	$3.95	$714	2,998,544	5.02	$3.84	$688

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.30 as of December 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2017 and 2016 was approximately $0.1 million, respectively. The aggregate intrinsic value of options exercised for the year ended December 31, 2015 was $0.8 million. The total number of in-the-money options that were exercisable as of December 31, 2017 was 824,869.

For the year ended December 31, 2017, the total compensation costs related to unvested awards not yet recognized is $4.0 million and the weighted average period over which it is expected to be recognized is 2.18 years.

Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the employee stock purchase plan for the years ended December 31, 2017, 2016 and 2015 was allocated as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Cost of revenues	$63	$60	$70
Sales and marketing	595	546	418
General and administrative	2,703	2,780	2,170
Research and development	139	111	97
Total stock-based compensation	$3,500	$3,497	$2,755

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

The weighted-average estimated fair value per share of stock options granted during 2017, 2016 and 2015 was $1.32, $1.21 and $2.12, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Volatility	41.63%	41.97%	40.97%
Risk-free interest rate	2.03%	1.29%	1.72%
Expected holding period (in years)	5.41 years	5.21 years	5.50 years
Dividend yield	-%	-%	-%

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

The Company used historical volatility to calculate the expected volatility as of December 31, 2017. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options. The expected holding period of stock options represents the period of time options are expected to be outstanding and were based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years.

Stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 is recognized on awards as they vest and was reduced for annualized estimated forfeitures of 0.00%, 8.41% and 8.06%, respectively. As previously noted, the Company adopted ASU 2016-09 as of January 1, 2017, and accordingly recorded a cumulative effect adjustment for this adoption. As of that date onward, the Company has accounted for forfeitures as they occur. Prior to the adoption of ASU 2016-09, stock-based-payment accounting required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

20.	Related Party Transactions

As part of the acquisitions of MCS and Triangle BioSystems, Inc. (TBSI), the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners were employees of the Company as of December 31, 2017. Pursuant to a lease agreement, the Company incurred rent expense of approximately $0.2 million to the former owners of MCS for each of the years ended December 31, 2017 and 2016 and 2015, respectively. Pursuant to a lease agreement, the Company incurred rent expense of approximately $42,000 to the former owner of TBSI for each of the years ended December 31, 2017 and 2016 and 2015, respectively.

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

The following tables summarize selected financial information of the Company’s continuing operations by geographic location:

Revenues originating from the following geographic areas consist of:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$66,198	$65,179	$64,766
Germany	11,162	13,477	15,755
United Kingdom	15,042	16,421	18,051
Rest of the world	9,480	9,444	10,092
Total revenues	$101,882	$104,521	$108,664

Long-lived assets by geographic area consist of the following:

	December 31,
	2017	2016
	(in thousands)
United States	$10,127	$12,004
Germany	5,793	5,504
United Kingdom	966	918
Rest of the world	3,214	3,341
Total long-lived assets (1)	$20,100	$21,767

(1) Total long-lived assets includes property, plant and equipment, net and amortizable intangible assets, net.

Net assets by geographic area consist of the following:

	December 31,
	2017	2016
	(in thousands)
United States	$30,698	$22,312
Germany	18,354	18,512
United Kingdom	14,376	17,908
Rest of the world	17,472	18,866
Total net assets	$80,900	$77,598

22.	Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	Charged (credited) to
	Beginning	Bad Debt	Charged to		Ending
	Balance	Expense (Recoveries)	Allowance (1)	Other (2)	Balance
	(in thousands)

Year ended December 31, 2015	$328	(4)	4	(18)	$310
Year ended December 31, 2016	$310	309	11	(19)	$611
Year ended December 31, 2017	$611	(109)	(68)	20	$454

(1) Consists of accounts written off, net of recoveries.

(2) Consists of the effect of currency translation.

23.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning		Additions/	Ending
	Balance	Payments	(Credits)	Balance
	(in thousands)

Year ended December 31, 2015	$252	(81)	(24)	$147

Year ended December 31, 2016	$147	(97)	143	$193

Year ended December 31, 2017	$193	(7)	60	$246

24.	Quarterly Financial Information (unaudited)

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2017	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Revenues	$24,156	$25,213	$25,050	$27,463	$101,882
Cost of revenues	12,657	13,926	13,411	14,291	54,285
Gross profit	11,499	11,287	11,639	13,172	47,597
Total operating expenses	12,138	11,286	11,775	12,499	47,698
Operating (loss) income	(639)	1	(136)	673	(101)
Other (expense)	(404)	(463)	(274)	(846)	(1,987)
Loss before income taxes	(1,043)	(462)	(410)	(173)	(2,088)
Income tax expense (benefit)	23	(81)	7	(1,172)	(1,223)
Net (loss) income	$(1,066)	$(381)	$(417)	$999	$(865)

Loss per share:

Basic (loss) earnings per common share	$(0.03)	$(0.01)	$(0.01)	$0.03	$(0.02)

Diluted (loss) earnings per common share	$(0.03)	$(0.01)	$(0.01)	$0.03	$(0.02)

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2016	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Revenues	$26,963	$26,136	$25,007	$26,415	$104,521
Cost of revenues	14,018	14,461	13,317	14,310	56,106
Gross profit	12,945	11,675	11,690	12,105	48,415
Total operating expenses	13,166	12,515	12,503	13,228	51,412
Operating loss	(221)	(840)	(813)	(1,123)	(2,997)
Other (expense) income, net	(222)	73	(67)	135	(81)
Loss before income taxes	(443)	(767)	(880)	(988)	(3,078)
Income tax expense (benefit)	193	(54)	758	332	1,229
Net loss	$(636)	$(713)	$(1,638)	$(1,320)	$(4,307)

Loss per share:

Basic loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.04)	$(0.13)

Diluted loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.04)	$(0.13)

25.	Subsequent Events

Denville Transaction

On January 22, 2018, the Company sold substantially all the assets of its wholly owned subsidiary, Denville Scientific, Inc. (Denville), for approximately $20.0 million, which includes a $3.0 million earn-out provision (the Denville Transaction). Upon the closing of the transaction, the Company received $17.0 million. The remaining $3.0 million represents consideration that is contingent on Denville achieving certain performance metrics over a period of two years. Denville is a Charlotte, North Carolina-based life science research consumables distributor. The results of operations and financial position of Denville have been reported in the Company’s consolidated statements of operations and balance sheet for all periods presented.

As a result of the Company’s initiation of plans to sell the operations of Denville during the fourth quarter of 2017, management conducted an evaluation of Denville’s assets for impairment. Based on this evaluation, which consisted of comparing the probable cash flows to the net book value of the assets, management concluded that the assets were not impaired.

As of December 31, 2017, the major classes of assets and liabilities of Denville, which were reported in the Company’s consolidated balance sheet, were comprised of the following:

(in thousands)
Assets
Accounts receivable, net	$2,854
Inventory	4,457
Property, plant and equipment, net	396
Amortizable intangible assets, net	5,930

Liabilities
Accounts payable and accrued expenses	$1,720

Termination of Third Amended and Restated Credit Agreement

On January 22, 2018, in connection with the closing of the Denville Transaction, the Company terminated the Third Amended and Restated Credit Agreement, dated as of May 1, 2017, among the Company, Brown Brothers Harriman & Co. and each of the other lenders party thereto, and Bank of America, as administrative agent. All outstanding amounts under the agreement were repaid in full using a portion of the proceeds of the Denville Transaction. At the time of repayment, there was approximately $11.9 million outstanding.

Interest Rate Swap

As a result of terminating the Third Amended and Restated Credit Agreement, the Company unwound its existing swap agreement and received an immaterial amount of proceeds. On February 16, 2018, the Company entered into a new interest rate swap contract with PNC bank with a notional amount of $36.0 million and a termination date of January 31, 2023 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Financing Agreement (defined below). The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%.

Data Sciences International Transaction

On January 31, 2018, the Company acquired all of the issued and outstanding shares of Data Sciences International, Inc. (DSI), a Delaware corporation for approximately $70.0 million. The Company funded the acquisition from its existing cash balances, the remaining proceeds of the Denville Transaction and the proceeds of the Financing Agreement discussed below.

DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversifies the Company’s customer base into the biopharmaceutical and contract research organization markets.

The Company is in the process of determining the fair value of the various tangible and intangible assets acquired as a result of this acquisition.

Financing Agreement

On January 31, 2018, the Company entered into a financing agreement by and among the Company and certain subsidiaries of the Company parties thereto, as borrowers (collectively, the Borrower), certain subsidiaries of the Company parties thereto, as guarantors, various lenders from time to time party thereto (the Lenders), and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the Lenders (the Financing Agreement).

The Financing Agreement provides for senior secured credit facilities (the Senior Secured Credit Facilities) comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. The proceeds of the term loan and $4.8 million of advances under the revolving line of credit were used to fund a portion of the DSI acquisition, and to pay fees and expenses related thereto and the closing of the Senior Secured Credit Facilities. In addition, the revolving facility is available for use by the Company and its subsidiaries for general corporate and working capital needs, and other purposes to the extent permitted by the Financing Agreement. The Senior Secured Credit Facilities have a maturity of five years. At the closing date of the Financing Agreement, the Company had approximately $14.5 million of available borrowing capacity under the revolving line of credit.

Commencing on March 31, 2018, the outstanding term loans will amortize in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter, $0.6 million per quarter during the next four quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity.

The obligations of the Borrower under the Senior Secured Credit Facilities are unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized subsidiaries. The Senior Secured Credit Facilities and related guarantees are secured on a first-priority basis (subject to certain liens permitted under the Financing Agreement) by a lien on substantially all the tangible and intangible assets of the Borrower and the subsidiary guarantors, including all of the capital stock held by such obligors (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries), subject to certain exceptions.

Interest on all loans under the Senior Secured Credit Facilities is paid monthly. Borrowings under the Financing Agreement accrue interest at a per annum rate equal to, at the Borrower’s option, a base rate plus 4.75% or a LIBOR rate plus 6.25%. The loans are also subject to a 1.25% interest rate floor for LIBOR loans and a 4.25% interest rate floor for base rate loans.

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable to the Company and its subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement also contains customary events of default.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 16, 2018	By:	/s/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY A. DUCHEMIN Jeffrey A. Duchemin	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018

/s/ ROBERT E. GAGNON Robert E. Gagnon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018

/s/ JAMES GREEN James Green	Director	March 16, 2018

/s/ JOHN F. KENNEDY John F. Kennedy	Director	March 16, 2018

/s/ EARL R. LEWIS Earl R. Lewis	Director	March 16, 2018

/s/ BERTRAND LOY Bertrand Loy	Director	March 16, 2018

/s/ GEORGE UVEGES George Uveges	Director	March 16, 2018

/s/ THOMAS W. LOEWALD Thomas W. Loewald	Director	March 16, 2018

/s/ KATHERINE A. EADE Katherine A. Eade	Director	March 16, 2018

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description	Method of Filing
2.1§	Separation and Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto

2.2§	Share Purchase Agreement between Biochrom Limited, as Buyer, and Multi-Channel Systems Holding GmbH, as Seller, dated as of October 1, 2014	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 1, 2014) and incorporated by reference thereto

2.3§	Stock Purchase Agreement by and among Harvard Bioscience, Inc., as Buyer, Triangle BioSystems, Inc., and the sellers party thereto dated as of October 1, 2014	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 1, 2014) and incorporated by reference thereto

2.4§	Agreement for the Sale and Purchase of All Shares in HEKA GmbH by and among Multi Channel Systems MCS GmbH, as Purchaser, Dr. Peter Schulze GmbH & Co. KG, as Seller, and Dr. Peter Schulze, as Guarantor, dated as of January 8, 2015	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 9, 2015) and incorporated by reference thereto

2.5§	Agreement for the Sale and Purchase of All Shares in HEKA Canada between Ealing Scientific Limited, as Purchaser, and Dr. Peter Schulze, as Seller, dated as of January 8, 2015	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 9, 2015) and incorporated by reference thereto

2.6§	Merger Agreement, dated as of January 22, 2018, between Harvard Bioscience, Inc., Plymouth Sub, Inc. and Data Sciences International, Inc.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 26, 2018) and incorporated by reference thereto

2.7§	Purchase Agreement, dated as of January 22, 2018, between Harvard Bioscience, Inc., Denville Scientific, Inc. and Thomas Scientific, LLC	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 26, 2018) and incorporated by reference thereto

3(i)	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto

3(ii)	Amended and Restated By-laws of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto

3.1	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto

3.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Harvard Bioscience, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock, dated as of February 27, 2018	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A (filed March 2, 2018) and incorporated by reference thereto

4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto

4.2	Amended and Restated Securityholders’ Agreement dated as of March 2, 1999 by and among Harvard Apparatus, Inc., Pioneer Partnership II, Pioneer Capital Corp., First New England Capital, L.P. and Citizens Capital, Inc. and Chane Graziano and David Green	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto

4.3	Shareholders Rights Agreement, dated as of February 5, 2008 between Harvard Bioscience, Inc., and Registrar and Transfer Company, as Rights Agent	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto

10.1	Harvard Apparatus, Inc. 1996 Stock Option and Grant Plan	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto

10.2	Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option and Incentive Plan	Previously disclosed in the Company’s Proxy Statement on Schedule 14A (filed April 15, 2011) and incorporated by reference thereto

10.3	Harvard Bioscience, Inc. Employee Stock Purchase Plan	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto

10.4	Form of Director Indemnification Agreement	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto

10.5	Lease of Unit 22 Phase I Cambridge Science Park, Milton Road, Cambridge dated May 8, 2008 between The Master Fellows and Scholars of Trinity College Cambridge and Biochrom Limited.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2009) and incorporated by reference thereto

10.6	Lease, dated February 23, 2004, by and between William Cash Forman and Hoefer, Inc.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 15, 2004) and incorporated by reference thereto

10.7 +	Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto

10.8	Lease Agreement Between Seven October Hill, LLC and Harvard Bioscience, Inc. dated December 30, 2005.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto

10.9	Form of Incentive Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto

10.10	Form of Non-Qualified Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto

10.11	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto

10.12	Amended and Restated Revolving Credit Loan Agreement, dated as of August 7, 2009, by and among Harvard Bioscience, Inc. and the Lenders from time to time party thereto, including Bank of America, N.A. (both in its capacity as “Lender” and in its capacity as “Agent”), and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 13, 2009) and incorporated by reference thereto

10.13	Amendment No. 2, dated as of May 22, 2010, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 3, 2010) and incorporated by reference thereto

10.14	Form of Deferred Stock Award Agreement under the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option And Incentive Plan, as amended	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto

10.15	Director Compensation Arrangements	Filed with this report

10.16	Amendment No. 1 to the Harvard Bioscience, Inc. Employee Stock Purchase Plan, effective as of January 1, 2012	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto

10.17	First Amendment to Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option and Incentive Plan, effective as of March 9, 2013	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto

10.18	Second Amended and Restated Revolving Credit Agreement, dated as of March 29, 2013, by and among Harvard Bioscience, Inc. and the Lenders from time to time party thereto, including Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 3, 2013) and incorporated by reference thereto

10.19	Amendment No. 2 to the Harvard Bioscience, Inc. Employee Stock Purchase Plan, effective as of May 23, 2013	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto

10.20	First Amendment to Second Amended and Restated Credit Agreement dated as of May 30, 2013, with an effective date as of April 30, 2013, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto

10.21 #	Employment Agreement, dated August 26, 2013, between Harvard Bioscience, Inc. and Jeffrey A. Duchemin	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 29, 2013) and incorporated by reference thereto

10.22 #	Offer letter dated September 30, 2013 between Harvard Bioscience, Inc. and Yong Sun	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 19, 2014) and incorporated by reference thereto

10.23 #	Employment Agreement, dated October 2, 2013, between Harvard Bioscience, Inc. and Robert E. Gagnon	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 16, 2013) and incorporated by reference thereto

10.24	Second Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of October 31, 2013, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto

10.25	Intellectual Property Matters Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto

10.26	Product Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto

10.27	Tax Sharing Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto

10.28	Transition Services Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto

10.29 #	Amendment to Employment Agreement between Harvard Bioscience, Inc. and Jeffrey A. Duchemin, effective July 30, 2014.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 31, 2014) and incorporated by reference thereto

10.30 #	Amendment to Employment Agreement between Harvard Bioscience, Inc. and Robert E. Gagnon, effective July 30, 2014.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 31, 2014) and incorporated by reference thereto

10.31	Amendment No. 3, dated as of May 30, 2014, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 7, 2014) and incorporated by reference thereto

10.32 #	Second Amendment to Employment Agreement, dated as of March 1, 2015, between Harvard Bioscience, Inc. and Jeffrey A. Duchemin	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 7, 2015) and incorporated by reference thereto

10.33	Third Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of April 24, 2015, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 6, 2015) and incorporated by reference thereto

10.34	Fourth Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of June, 30, 2015, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 6, 2015) and incorporated by reference thereto

10.35	Form of Deferred Stock Award Agreement under the Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option And Incentive Plan, as amended	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed November 5, 2015) and incorporated by reference thereto

10.36	Fifth Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of November 5, 2015, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed April 29, 2016) and incorporated by reference thereto

10.37	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of March 9, 2016, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 16, 2016) and incorporated by reference thereto

10.38	Limited Consent and Waiver dated as of May 5, 2016 by and among Harvard Bioscience, Inc., Bank of America, N.A and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 4, 2016) and incorporated by reference thereto

10.39 #	Third Amendment to Employment Agreement, dated as of May 26, 2016, between Harvard Bioscience, Inc. and Jeffrey A. Duchemin	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 27, 2016) and incorporated by reference thereto

10.40 #	Second Amendment to Employment Agreement, dated as of May 26, 2016, between Harvard Bioscience, Inc. and Robert E. Gagnon	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 27, 2016) and incorporated by reference thereto

10.41 #	Employment Agreement, dated as of May 26, 2016, between Harvard Bioscience, Inc. and Yong Sun	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 27, 2016) and incorporated by reference thereto

10.42	Limited Consent and Waiver dated as of November 1, 2016, and effective as of October 26, 2016 by and among Harvard Bioscience, Inc., Bank of America, N.A and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 17, 2017) and incorporated by reference thereto

10.43	Lease Agreement, dated as of August 15, 2008, between AX US L.P. (as assigned to it by New Brighton 14th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Filed with this report

10.44	First Amendment to Lease Agreement, dated as of February 26, 2008, between AX US L.P. (as assigned to it by New Brighton 14th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Filed with this report

10.45	Second Amendment to Lease Agreement, dated as of August 4, 2008, between AX US L.P. (as assigned to it by New Brighton 14th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Filed with this report

10.46	Financing Agreement, dated as of January 31, 2018, between Harvard Bioscience, Inc., each of the borrowers named therein, the lenders from time to time party thereto, and Cerberus Business Finance, LLC	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 2, 2018) and incorporated by reference thereto

16.1	Letter from KPMG to the Securities and Exchange Commission, dated as of May 9, 2017	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 11, 2017) and incorporated by reference thereto

21.1	Subsidiaries of the Registrant	Filed with this report

23.1	Consent of Grant Thornton LLP	Filed with this report

23.2	Consent of KPMG LLP	Filed with this report

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

32.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	Filed with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the Commission).
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934
#	Management contract or compensatory plan or arrangement.
§

The schedules and exhibits to the Separation and Distribution Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request.

The Company will furnish to stockholders a copy of any exhibit without charge upon written request.