Form 10-Q
period 2018-06-30
HARVARD BIOSCIENCE INC
filed 2018-08-02
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 36,579,598 shares of common stock, par value $0.01 per share, outstanding.

1

HARVARD BIOSCIENCE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,624	$5,192
Accounts receivable, net of allowance for doubtful accounts of $521 and $193, respectively	19,593	13,382
Inventories	25,644	16,848
Other receivables and other assets	2,831	3,709
Current assets held for sale	-	8,404
Total current assets	53,692	47,535

Property, plant and equipment, net	5,493	3,743
Deferred income tax assets	177	182
Amortizable intangible assets, net	47,494	10,030
Goodwill	55,665	36,336
Other indefinite lived intangible assets	1,235	1,244
Other assets	1,294	324
Long term assets held for sale	-	9,960
Total assets	$165,050	$109,354

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$1,621	$2,765
Accounts payable	7,718	4,410
Deferred revenue	3,547	505
Accrued income taxes	19	395
Accrued expenses	7,770	3,816
Other liabilities - current	1,519	293
Current liabilities held for sale	-	1,857
Total current liabilities	22,194	14,041

Long-term debt, less current installments	59,828	8,983
Deferred income tax liabilities	1,956	2,653
Other long term liabilities	4,060	1,466
Long term liabilities held for sale	-	1,311
Total liabilities	88,038	28,454

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 44,101,888 and 42,763,985 shares issued and 36,356,381 and 35,018,478 shares outstanding, respectively	427	419
Additional paid-in-capital	221,910	218,792
Accumulated deficit	(122,495)	(116,967)
Accumulated other comprehensive loss	(12,162)	(10,676)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	77,012	80,900
Total liabilities and stockholders' equity	$165,050	$109,354

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$31,522	$18,958	$58,281	$37,044
Cost of revenues	16,167	9,885	29,657	18,394
Gross profit	15,355	9,073	28,624	18,650

Sales and marketing expenses	6,309	3,550	11,955	7,028
General and administrative expenses	5,258	4,114	10,642	8,902
Research and development expenses	2,758	1,296	5,160	2,581
Amortization of intangible assets	1,412	382	2,515	758
Total operating expenses	15,737	9,342	30,272	19,269

Operating loss	(382)	(269)	(1,648)	(619)

Other expense:
Foreign exchange	345	(272)	(2)	(415)
Interest expense, net	(1,483)	(180)	(2,377)	(343)
Other expense, net	(347)	(11)	(3,085)	(105)
Other expense, net	(1,485)	(463)	(5,464)	(863)

Loss from continuing operations before income taxes	(1,867)	(732)	(7,112)	(1,482)
Income tax expense (benefit)	(369)	(115)	236	(122)
Loss from continuing operations	(1,498)	(617)	$(7,348)	$(1,360)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	24	270	937	(23)
Income tax (benefit) expense	(10)	34	(883)	64
Income (loss) from discontinued operations	34	236	1,820	(87)
Net loss	$(1,464)	$(381)	(5,528)	(1,447)

Loss per share:
Basic loss per common share from continuing operations	$(0.04)	$(0.02)	$(0.21)	$(0.04)
Basic earnings (loss) per common share from discontinued operations	-	0.01	0.05	-
Basic loss per common share	$(0.04)	$(0.01)	$(0.15)	$(0.04)

Diluted loss per common share from continuing operations	$(0.04)	$(0.02)	$(0.21)	$(0.04)
Diluted earnings (loss) per common share from discontinued operations	-	0.01	0.05	-
Diluted loss per common share	$(0.04)	$(0.01)	$(0.15)	$(0.04)

Weighted average common shares:
Basic	36,082	34,695	35,774	34,638

Diluted	36,082	34,695	35,774	34,638

Comprehensive loss:
Net loss	$(1,464)	$(381)	$(5,528)	$(1,447)
Foreign currency translation adjustments	(2,938)	2,066	(1,432)	3,008
Derivatives qualifying as hedges, net of tax:
(Loss) gain on derivative instruments designated and qualifying as cash flow hedges	155	(93)	(99)	(89)
Amounts reclassified from accumulated other comprehensive loss to net loss	70	19	45	22
Total comprehensive loss	$(4,177)	$1,611	$(7,014)	$1,494

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,528)	$(1,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	1,746	1,671
Depreciation	1,051	659
Gain on sale of Denville	(1,251)	-
Loss on disposal of fixed assets	(3)	-
Amortization of catalog costs	14	20
Provision for allowance for doubtful accounts	149	16
Amortization of intangible assets	2,562	1,203
Amortization of deferred financing costs	458	29
Deferred income taxes	(96)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(993)	125
Decrease in inventories	2,139	31
Decrease (increase) in other receivables and other assets	673	(430)
Increase (decrease) in trade accounts payable	1,798	(703)
Decrease in accrued income taxes	(344)	(56)
Decrease in accrued expenses	(888)	(1,282)
Increase in deferred revenue	2,209	28
(Decrease) increase in other liabilities	(1,971)	1
Net cash provided by (used in) operating activities	1,725	(135)

Cash flows used in investing activities:
Additions to property, plant and equipment	(634)	(437)
Additions to catalog costs	(24)	(39)
Acquisition, net of cash acquired	(68,008)	-
Disposition, net of cash sold	15,754	-
Net cash used in investing activities	(52,912)	(476)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	68,500	2,000
Repayments of debt	(17,247)	(2,552)
Payments of debt issuance costs	(1,928)	-
Net proceeds from (net taxes paid for) issuance of common stock	1,380	(77)
Net cash provided by (used in) financing activities	50,705	(629)

Effect of exchange rate changes on cash	373	368
Increase (decrease) in cash and cash equivalents	(109)	(872)
Cash and cash equivalents at the beginning of period, including cash included in assets held for sale	5,733	5,596
Cash and cash equivalents at the end of period	$5,624	$4,724

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,448	$347
Cash refunded for income taxes	$(208)	$(196)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of June 30, 2018 and for the six months ended June 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 16, 2018.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2018, results of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017, as applicable, have been made. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassifications

As disclosed in Note 5, on January 22, 2018, the Company sold substantially all the assets of its operating subsidiary, Denville Scientific, Inc. (Denville). The sale of Denville represented a strategic shift that has and will have a major effect on the Company’s operations and financial results. As such and pursuant to Accounting Standards Codification (ASC) 205-20 – Presentation of Financial Statements - Discontinued Operations, the operating results of Denville for the three and six months ended June 30, 2018 and 2017 have been presented in discontinued operations in the consolidated statements of operations. Additionally, the assets and liabilities of Denville as of December 31, 2017 have been recast in the consolidated balance sheet and presented as held for sale. These reclassifications and adjustments had no effect on total amounts within the consolidated balance sheet, consolidated statements of operations and comprehensive loss, consolidated statements of cash flows for any of the periods presented.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 16, 2018. Except for the accounting for revenue arising from contracts with customers as noted below there have been no material changes in the company’s significant accounting policies during the six months ended June 30, 2018.

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

The Company’s equipment revenue also includes the sale of wireless implantable monitors that are used for life science research purposes. The Company sells these wireless implantable monitors to pharmaceutical companies, contract research organizations and academic laboratories. In addition to sales generated from new and existing customers, these implantable devices are also sold under a program called the “exchange program”. Under this program, customers may return an implantable monitor to the Company after use, and if the returned monitor can be reprocessed and resold, they may, in exchange, purchase a replacement implantable monitor of the same model at a lower price than a new monitor. The implantable monitors that are returned by customers are reprocessed and made available for future sale. The initial sale of implantable monitors and subsequent sale of replacement implantable monitors are independent transactions. The Company has no obligation in connection with the initial sale to sell replacement implantable monitors at any future date under any fixed terms and may refuse returned implantable monitors that cannot be recovered or are obsolete. The Company has concluded that the offer to its customers that they may purchase a discounted product in the future is not a material right based on the applicable guidance within ASC 606.

Service revenues consist of installation, training, data analysis, and surgeries performed on research animals. Maintenance revenue consists of post-contract support provided in relation to software that is embedded within the equipment that is sold to the customer. The Company provides standard warranties that promise the customer that the product will work as promised. These standard warranties are not a separate performance obligation. Extended warranties relate to warranties that are separately priced, and purchased in addition to a standard warranty, and are therefore a separate performance obligation. The Company has made the judgment that the customer benefits as the Company performs over the period of the contract, and therefore revenues from service, maintenance and warranty contracts are recognized over time. The Company uses the input method to recognize revenue over time, based on time elapsed, which is generally on a straight-line basis over the service period. The period over which maintenance and warranty contracts is recognized is typically one year. The period over which service revenues is recognized is generally less than one month.

For sales for which transfer of control occurs upon shipment, the Company accounts for shipping and handling costs as fulfilment costs. As such, the Company records the amounts billed to the customer for shipping costs as revenue and the costs within cost of revenues upon shipment. For sales, for which control transfers to customers after shipment, the Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the goods to the customer. The Company therefore accrues for the costs of shipping undelivered items in the period of shipment.

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

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2017	$(9,755)	$37	$(958)	$(10,676)

Other comprehensive income before reclassifications	(1,432)	(99)	-	(1,531)
Amounts reclassified from AOCI	-	45	-	45

Other comprehensive income	(1,432)	(54)	-	(1,486)

Balance at June 30, 2018	$(11,187)	$(17)	$(958)	$(12,162)

4.	Acquisition

On January 31, 2018, the Company acquired all of the issued and outstanding shares of Data Sciences International, Inc. (DSI), a Delaware corporation, for approximately $70.6 million. The Company funded the acquisition from its existing cash balances, excess proceeds from the Denville Transaction discussed in Note 5, and proceeds from the Financing Agreement discussed in Note 14.

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

The aggregate purchase price for this acquisition was preliminarily allocated to tangible and intangible net assets acquired as follows:

(in thousands)
Tangible assets	$32,525
Liabilities assumed	(11,587)
Net assets	20,938

Goodwill and intangible assets:
Goodwill	19,348
Amortizable intangible assets:
Trade name	3,524
Developed technology	25,570
Customer relationships	9,837
In-process research and development	1,387
Total amortizable intangible assets	40,318
Deferred tax liabilities, net	(10,020)
Total goodwill and intangible assets, net of tax	49,646
Acquisition purchase price	$70,584

Tangible assets and liabilities assumed, as referenced above, preliminarily consist of the following:

Cash acquired	$2,576
Accounts receivable, net	5,069
Inventories	11,512
Other current assets	809
Property, plant and equipment, net	2,090
Deferred income tax assets, net	10,469
Tangible assets	$32,525

Accounts payable and accrued liabilities	$5,639
Deferred revenue including customer advances	2,976
Other long term liabilities	2,972
Liabilities assumed	$11,587

The preliminary allocation of the purchase price for DSI was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the valuation of the acquired intangible assets and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions. During the three months ended June 30, 2018, the Company made adjustments to the preliminary allocation of the purchase price presented in the March 31, 2018 Form 10-Q. The adjustments included an increase of $1.4 million to deferred tax liabilities, an increase of $0.6 million to the purchase price related to a net working capital adjustment, and an increase of $0.6 million to goodwill.

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

The results of operations for DSI have been included in the Company’s consolidated financial statements from the date of acquisition. The revenues of DSI included in the Company’s consolidated statement of operations from the date of acquisition were approximately $18.2 million for the five-month period ended June 30, 2018. Net loss of DSI included in the Company’s consolidated statement of operations for the same period was $1.7 million. Included in the net loss was a $3.7 million charge recognized in cost of revenues related to purchase accounting inventory fair value step up amortization. The total inventory fair value step up was preliminarily valued at $3.8 million and will be recognized into cost of revenues over one inventory turn, or approximately five and a half months. Also included in the net loss of DSI is $1.8 million of intangible asset amortization expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Pro Forma
Revenues	$31,600	$31,359	$61,671	$60,550
Income (loss) from continuing operations	239	(3,669)	(392)	(7,874)

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $2.6 million and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

The following table is a reconciliation of the major line items of income (loss) from discontinued operations presented within the Company’s consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues	$-	$6,255	$893	$12,325
Cost of revenues	-	(4,041)	(534)	(8,189)
Operating and other expenses	-	(1,944)	(673)	(4,159)
Gain on disposal of discontinued operations	24	-	1,251	-
Income (loss) from discontinued operations before income taxes	$24	$270	$937	$(23)
Income tax (benefit) expense	(10)	34	(883)	64
Income (loss) from discontinued operations	34	236	1,820	(87)

Included within the adjustments to reconcile net loss to net cash provided by (used in) operating activities in the Company’s consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, was amortization of intangible assets for Denville of $47 thousand and $0.4 million, respectively. Depreciation and capital expenditures for Denville were immaterial for both periods presented.

6.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	June 30, 2018		December 31, 2017		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$41,456	$(14,549)	$16,173	$(13,179)	7.6	Years
Trade names	7,849	(2,538)	4,443	(2,280)	8.2	Years
Distribution agreements/customer relationships	22,717	(8,856)	13,197	(8,373)	11.1	Years
In-process research and development	1,387	-	-	-	7.4	Years
Patents	217	(189)	223	(174)	0.7	Years
Total amortizable intangible assets	73,626	$(26,132)	34,036	$(24,006)

Indefinite-lived intangible assets:
Goodwill	55,665		36,336
Other indefinite-lived intangible assets	1,235		1,244
Total goodwill and other indefinite-lived intangible assets	56,900		37,580

Total intangible assets, gross	$130,526		$71,616

(a) Weighted average life as of June 30, 2018.

The balances presented in the tables above and below exclude intangible assets and allocated goodwill of Denville as of December 31, 2017. Both balances are reported as long term assets held for sale as of December 31, 2017. Refer to Note 5 for further details.

The change in the carrying amount of goodwill for the six months ended June 30, 2018 is as follows:

(in thousands)
Balance at December 31, 2017	$36,336
Goodwill arising from business combination	19,348
Effect of change in currency translation	(19)
Balance at June 30, 2018	$55,665

Amortization of intangible assets

Intangible asset amortization expense from continuing operations was $1.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. Intangible asset amortization expense from continuing operations was $2.5 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $5.5 million for the year ending December 31, 2018, $5.6 million for the year ending December 31, 2019, $5.6 million for the year ending December 31, 2020, $5.5 million for the year ending December 31, 2021 and $5.5 million for the year ending December 31, 2022.

7.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Finished goods	$7,588	$5,779
Work in process	3,793	1,042
Raw materials	14,263	10,027
Total	$25,644	$16,848

8.	Property, Plant and Equipment

As of June 30, 2018 and December 31, 2017, property, plant and equipment consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Land, buildings and leasehold improvements	$2,462	$2,197
Machinery and equipment	8,574	7,022
Computer equipment and software	9,273	8,819
Furniture and fixtures	1,134	1,139
Automobiles	117	120
	21,560	19,297
Less: accumulated depreciation	(16,067)	(15,554)
Property, plant and equipment, net	$5,493	$3,743

9.	Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of June 30, 2018 and 2017. Pursuant to a lease agreement, the Company made rent payments of approximately $70 thousand and $61 thousand to the former owners of MCS for the three months ended June 30, 2018 and 2017, respectively. The Company made rent payments of approximately $11 thousand and $10 thousand to the former owner of TBSI for the three months ended June 30, 2018 and 2017, respectively.

The Company made rent payments of approximately $0.1 million to the former owners of MCS for both the six months ended June 30, 2018 and 2017, respectively. The Company made rent payments of approximately $22 thousand and $21 thousand to the former owner of TBSI for the six months ended June 30, 2018 and 2017.

10.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning	(Payments)\		Ending
	Balance	Credits	Additions	Balance
	(in thousands)

Year ended December 31, 2017	$193	(7)	60	$246

Six months ended June 30, 2018	$246	(14)	150	$382

11.	Employee Benefit Plans

The Company’s subsidiary in the United Kingdom, Biochrom Limited, maintains contributory, defined benefit pension plans for substantially all of its employees. These defined benefit pension plans have been closed to new employees since 2014, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$118	$133	$250	$258
Expected return on plan assets	(184)	(167)	(388)	(326)
Net amortization loss	52	91	110	178
Net periodic benefit (income) cost	$(14)	$57	$(28)	$110

For the three months ended June 30, 2018 and 2017, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. For the six months ended June 30, 2018 and 2017, the Company contributed $0.4 million and $0.3 million, respectively, to its defined benefit pension plans. The Company expects to contribute approximately $0.3 million to its defined benefit pension plans during the remainder of 2018.

The Company had an underfunded pension liability of approximately $1.2 million as of June 30, 2018 and December 31, 2017, respectively, included in the other long term liabilities line item in the consolidated balance sheets.

12.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2023 and thereafter. Rent payments are estimated to be $3.4 million for the year ended December 31, 2018. Rent payments for continuing operations were approximately $0.7 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. Rent payments for continuing operations were approximately $1.6 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2018, are as follows:

Operating
Leases
(in thousands)
2019	$3,220
2020	2,313
2021	1,123
2022	1,089
2023	1,091
Thereafter	769
Net minimum lease payments	$9,605

13.	Capital Stock

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of June 30, 2018, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the ESPP)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. On May 18, 2017, the stockholders of the Company approved an increase of 300,000 shares of common stock in the number of shares available for issuance under the ESPP. Following such amendment, 1,050,000 shares of common stock are authorized for issuance, of which 826,361 shares were issued as of June 30, 2018. There were 24,907 and 39,602 shares issued under the ESPP during the six months ended June 30, 2018 and 2017, respectively.

Stock Option and Equity Incentive Plans

Third Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the Third A&R Plan)

The Third Amendment to the Third A&R Plan (the Amendment) was adopted by the Board of Directors on April 2, 2018. Such Amendment was approved by the stockholders at the Company’s 2018 Annual Meeting of Stockholders. Pursuant to the Amendment, the aggregate number of shares authorized for issuance under the Third A&R Plan was increased by 3,400,000 shares to 20,908,929.

Restricted Stock Units with a Market Condition (the Market Condition RSU’s)

On August 3, 2015, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSU’s (the 2015 Market Condition RSU’s) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2015 Market Condition RSU’s is cliff-based and linked to the achievement of a relative total shareholder return of the Company’s common stock from August 3, 2015 to the earlier of (i) August 3, 2018 or (ii) upon a change of control (measured relative to the Russell 3000 index and based on the 20-day trading average price before each such date). As of June 30, 2018, the target number of these restricted stock units that may be earned is 142,718 shares; the maximum amount is 150% of the target number.

On May 24, 2018, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSU’s (the 2018 Market Condition RSU’s) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2018 Market Condition RSU’s is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from May 24, 2018 to the earlier of (i) May 24, 2019 or (ii) upon a change of control (measured relative to the NASDAQ Biotechnlogy index and based on the 20-day trading average price before each such date). As of June 30, 2018, the target number of these restricted stock units that may be earned is 156,944 shares; the maximum amount is 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the six months ended June 30, 2018 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2017	3,780,244	$3.95	1,796,927	$2.69	164,127	$4.81
Granted	35,000	4.45	576,257	4.25	156,944	4.19
Exercised	(719,219)	2.83	-	-	-	-
Vested (RSUs)	-	-	(804,359)	2.86	-	-
Cancelled / forfeited	(172,141)	4.86	(55,314)	3.00	(21,409)	4.81
Balance at June 30, 2018	2,923,884	$4.18	1,513,511	$3.18	299,662	$4.49

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended June 30, 2018 and 2017 was $1.81 and $1.01, respectively. The weighted average fair value of the options granted under the Third A&R Plan during the six months ended June 30, 2018 and 2017 was $1.81 and $1.21, respectively. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
Volatility	42.31%		41.30%		42.31%		43.15%
Risk-free interest rate	2.82%		1.92%		2.82%		1.99%
Expected holding period (in years)	4.95	years	5.14	years	4.95	years	5.42	years
Dividend yield	-%		-%		-%		-%

The weighted average fair value of the 2018 Market Condition RSUs which were granted under the Third A&R Plan during the three months ended June 30, 2018 was $4.19. There were no Market Condition RSUs granted during the three and six months ended June 30, 2017. The following assumptions were used to estimate the fair value, using a Monte-Carlo valuation simulation, of the Market Condition RSUs granted during the three months ended June 30, 2018:

Three Months Ended
June 30,
2018
Volatility	44.02%
Risk-free interest rate	2.27%
Correlation coefficient	0.07%
Dividend yield	-%

The Company used historical volatility to calculate the expected volatility for each grant as of the grant date. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options and Market Condition RSU’s. The expected holding period of stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years. The correlation coefficient, used to value the Market Condition RSU’s, represents the way in which entities move in relation to the NASDAQ Biotechnology index as a whole.

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the three and six months ended June 30, 2018 and 2017 was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)

Cost of revenues	$15	$17	$26	$29
Sales and marketing	102	133	226	245
General and administrative	576	596	1,273	1,283
Research and development	41	37	71	66
Discontinued operations	-	25	150	48
Total stock-based compensation	$734	$808	$1,746	$1,671

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Basic	36,082,258	34,695,176	35,774,334	34,637,644
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSU's	-	-	-	-
Diluted	36,082,258	34,695,176	35,774,334	34,637,644

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSU’s of approximately 4,737,057 and 5,889,501 shares of common stock for the three and six months ended June 30, 2018 and 2017, respectively, as the impact of these shares would be anti-dilutive.

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

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable to the Company and its subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement also contains customary events of default. As of June 30, 2018, the Company was in compliance with all financial covenants contained in the Financing Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Financing Agreement of $8.6 million.

As of June 30, 2018 and December 31, 2017, the Company had borrowings net of debt issuance costs of $61.4 million and $11.7 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of June 30, 2018, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its term loan was 8.69%.

As of June 30, 2018 and December 31, 2017, the Company’s borrowings were comprised of:

	June 30,	December 31,
	2018	2017
	(in thousands)
Long-term debt:
Term loan	$63,152	$11,899
Total unamortized deferred financing costs	(1,703)	(151)
Total debt	61,449	11,748
Less: current installments	(2,000)	(2,800)
Current unamortized deferred financing costs	379	35
Long-term debt	$59,828	$8,983

15.	Derivatives

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

The notional amount of the Company’s derivative instruments as of June 30, 2018 was $35.2 million.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of June 30, 2018 and December 31, 2017.

		June 30, 2018	June 30, 2018
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$35,236	$(17)

		December 31, 2017	December 31, 2017
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$11,900	$37

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and six months ended June 30, 2018 and 2017:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest rate swaps	$155	$(93)	$(99)	$(89)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Location of amount reclassified from AOCI
	2018	2017	2018	2017	into income (effective portion)
	(in thousands)
Interest rate swaps	$70	$19	$45	$22	Interest expense

As of June 30, 2018, $0.1 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. As a result of terminating the Credit Agreement, as discussed in Note 14, the Company unwound its previous May 2017 interest rate swap contract and received $0.1 million in proceeds.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(17)	$-	$(17)

	Fair Value as of December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$37	$-	$37

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue from continuing operations originating from the following geographic areas for the three and six months ended June 30, 2018 and 2017 consist of:

	Three Months Ended June 30, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$20,478	$4,058	$3,316	$2,156	$30,008
Service, maintenance and warranty contracts	1,204	168	129	13	1,514
Total revenues	$21,682	$4,226	$3,445	$2,169	$31,522

	Three Months Ended June 30, 2017
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$10,490	$3,658	$1,798	$2,251	$18,197
Service, maintenance and warranty contracts	471	212	45	33	761
Total revenues	$10,961	$3,870	$1,843	$2,284	$18,958

	Six Months Ended June 30, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$36,695	$7,587	$7,006	$4,400	$55,688
Service, maintenance and warranty contracts	2,030	334	198	31	2,593
Total revenues	$38,725	$7,921	$7,204	$4,431	$58,281

	Six Months Ended June 30, 2017
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$20,143	$6,826	$4,211	$4,402	$35,582
Service, maintenance and warranty contracts	820	416	179	47	1,462
Total revenues	$20,963	$7,242	$4,390	$4,449	$37,044

Refer to Note 1 for the Company’s revenue recognition policies.

Deferred revenue

As of June 30, 2018, the Company had approximately $3.5 million in deferred revenue comprised of revenue deferred from service contracts and revenue deferred from advance payments. Changes in deferred revenue from service contracts and advance payments from customers during the period were as follows:

	Six Months Ended June 30, 2018
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance, beginning of period	$505	$-	$505
Addition due to business combination	848	2,128	2,976
Deferral of revenue	2,283	244	2,527
Recognition of deferred revenue	(1,927)	(519)	(2,446)
Effect of foreign currency translation	(15)	-	(15)
Balance, end of period	$1,694	$1,853	$3,547

Allowance for doubtful accounts

Activity in the allowance for doubtful accounts was as follows:

Six Months Ended June 30, 2018
(in thousands)

Balance, beginning of period	$193
Addition due to business combination	102
Bad debt expense	149
Effect of foreign currency translation	77
Balance, end of period	$521

Acquisition of DSI

As discussed in Note 4, the Company acquired DSI, a previously privately held company on January 31, 2018. The Company has adopted ASC 606 with respect to DSI as of January 31, 2018. The tables, revenue recognition policies applied, and product descriptions noted above are thus inclusive of, and reflect revenues of DSI for the periods from the acquisition date.

18.	Income Tax

Income tax from continuing operations was a benefit of approximately $0.4 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate on continuing operations was 19.8% for the three months ended June 30, 2018 compared with 15.7% for the same period in 2017.

Tax expense for the three months ended June 30, 2018 reflects expense determined under the annualized effective tax method. The income tax benefit for the three months ended June 30, 2017 reflects the incremental expense associated with the actual results for the three-month period as described below.

Discrete items included in the tax expense for the three months ended June 30, 2018 included foreign currency gains and losses and withholding taxes. Discrete items included in the tax benefit for the three months ended June 30, 2017 are changes to reserves for uncertain tax positions and tax impact of stock-based compensation.

Income tax from continuing operations was an expense of approximately $0.2 million and a benefit of $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate on continuing operations was (3.3%) for the six months ended June 30, 2018 compared with 8.3% for the same period in 2017.

Tax expense for the six months ended June 30, 2018 reflects expense determined under the annualized effective tax method. The tax benefit for the three and six month periods ended June 30, 2017 were based on actual results for the three and six months period rather than an annual effective rate estimated for the entire year. In 2017 the Company determined that using a year-to-date approach resulted in a better estimate of income tax expense/benefit based on its forecast of pre-tax income/loss, the mix of taxable income/loss across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets. The impact of recent events including U.S. tax reform and a major acquisition in January 2018 have significantly contributed to a change in the Company’s determination regarding the use of the year-to-date method, which has been discontinued effective in the first quarter of 2018, the annualized effective tax rate method is used instead.

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

For the three months ended June 30, 2018, an income tax benefit of $10 thousand was recorded for discontinued operations. In the same period in 2017, income tax expense for discontinued operations was $34 thousand.

For the six months ended June 30, 2018, an income tax benefit of $0.9 million was recorded for discontinued operations. In the same period in 2017, income tax expense for discontinued operations was $64 thousand.

The Company adopted ASU 2016-09 as of January 1, 2017. As a result, the Company recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in a net impact of $0. In addition, vesting of restricted stock units during the six months ended June 30, 2018 has been recognized in the current period’s income statement.

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

Led by President and CEO Jeffrey A. Duchemin, we are pursuing a strategy to grow the business through strategic, accretive acquisitions, including five acquisitions since the fourth quarter of 2014. In January 2018, we acquired Data Sciences International, Inc. (DSI) for approximately $70.6 million. DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversifies our customer base into the biopharmaceutical and contract research organization markets and offers revenue and cost synergies.

We have also conducted a multi-year restructuring program to reduce costs, align global functions, consolidate facilities to optimize our global footprint, divest non-core businesses and to reinvest in key areas such as sales and common IT systems. As part of these efforts, we divested our AHN Biotechnologie GmbH subsidiary (AHN) in the fourth quarter of 2016 and, during the first quarter of 2018, we sold substantially all the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (Denville).

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

Components of Operating Income

As previously described above, on January 22, 2018, we sold substantially all the assets of our operating subsidiary, Denville. The sale of Denville represented a strategic shift that has and will have a major effect on our operations and financial results. As such and pursuant to the accounting standards, the operating results of Denville for the three and six months ended June 30, 2018 and 2017 have been presented in discontinued operations in the consolidated statements of operations. Therefore the amounts and percentages discussed below exclude the revenues and expenses of Denville unless otherwise described.

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our various product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users included in continuing operations represented approximately 58% and 55% of our revenues for the three months ended June 30, 2018 and 2017, respectively. Revenues from direct sales to end users included in continuing operations represented approximately 56% and 54% of our revenues for the six months ended June 30, 2018 and 2017, respectively.

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

We use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended June 30, 2018 and 2017, approximately 42% and 45% of our total revenues from continuing operations, respectively, were derived from sales to distributors. For the six months ended June 30, 2018 and 2017, approximately 44% and 46% of our total revenues from continuing operations, respectively, were derived from sales to distributors.

For the three months ended June 30, 2018 and 2017, approximately 88% and 82% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 12% and 18%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the six months ended June 30, 2018 and 2017, approximately 87% and 82% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 13% and 18%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the three months ended June 30, 2018 and 2017, approximately 31% and 45% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations. For the six months ended June 30, 2018 and 2017, approximately 34% and 43% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations. As discussed later under “Selected Results of Operations”, the increase in revenues is primarily attributable to currency translation and the acquisition of DSI.

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended June 30, 2018 and 2017 was $0.7 million and $0.8 million, respectively. These amounts include stock-based compensation related to discontinued operations of $0 and $25 thousand, respectively. Stock-based compensation expense for the six months ended June 30, 2018 and 2017 was $1.7 million for both periods. Included in stock-based compensation expense for the six months ended June 30, 2018 and 2017 was stock-based compensation related to discontinued operations of $0.2 million and $48 thousand, respectively. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses, research and development expenses, and income (loss) from discontinued operations.

Selected Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30,		Dollar	%
	2018	2017	Change	Change
	(dollars in thousands)
Revenues	$31,522	$18,958	$12,564	66.3%
Cost of revenues	16,167	9,885	6,282	63.6%
Gross margin percentage	48.7%	47.9%	N/A	1.8%
Sales and marketing expenses	6,309	3,550	2,759	77.7%
General and administrative expenses	5,258	4,114	1,144	27.8%
Research and development expenses	2,758	1,296	1,462	112.8%
Amortization of intangible assets	1,412	382	1,030	269.6%
Other expense, net	1,485	463	1,022	220.7%
Income from discontinued operations	34	236	(202)	-85.6%

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville.

Revenues

Revenues for the three months ended June 30, 2018 were $31.5 million, an increase of approximately 66.3%, or $12.6 million, compared to revenues of $19.0 million for the three months ended June 30, 2017.

The increase in revenues reflects the addition of revenues from DSI in the quarter of approximately $10.5 million, while the impact of currency translation positively impacted revenues in the quarter by approximately $0.6 million. The favorability in currency translation in the quarter was primarily from the strengthening of the euro and British pound against the U.S. dollar.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Three Months Ended
June 30, 2018

Organic and DSI change	63.3%

Foreign exchange effect	3.0%

Total revenue change	66.3%

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

Cost of revenues

Cost of revenues were $16.2 million for the three months ended June 30, 2018, an increase of $6.3 million, or 63.6%, compared with $9.9 million for the three months ended June 30, 2017. The increase in cost of revenues was primarily due to the increase in revenues in comparison to the prior period, as a result of the acquisition of DSI. Gross profit margin as a percentage of revenues increased to 48.7% for the three months ended June 30, 2018 compared with 47.9% for 2017. The increase in gross profit margin is primarily attributable to the effect of higher margin products following the acquisition of DSI. This increase was offset by a $2.2 million charge recognized in cost of revenues during the quarter related to a purchase accounting inventory fair value step up amortization. The total inventory fair value step up was preliminarily valued at $3.8 million and is being recognized into cost of revenues over one inventory turn, or approximately six months.

Sales and marketing expenses

Sales and marketing expenses increased $2.7 million or 77.7% to $6.3 million for the three months ended June 30, 2018 compared to $3.6 million during the same period in 2017. The increase in sales and marketing expenses was primarily due to the impact of the acquisition of DSI.

General and administrative expenses

General and administrative expenses were $5.3 million for the three months ended June 30, 2018, an increase of $1.2 million, or 27.8%, compared with $4.1 million for the three months ended June 30, 2017. The increase in these expenses was primarily due to the impact of the acquisition of DSI.

Research and development expenses

Research and development expenses were $2.8 million for the three months ended June 30, 2018, an increase of $1.5 million, or 112.8%, compared with $1.3 million for the three months ended June 30, 2017. The increase in expense was primarily due to the impact of the acquisition of DSI.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. The increase in amortization expense was primarily due to the addition of definite-lived intangible assets as a result of the DSI acquisition.

Other expense, net

Other expense, net, from continuing operations was $1.5 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. Included in other expense, net for three months ended June 30, 2018 and 2017 was interest expense of $1.5 million and $0.2 million, respectively. The increase in other interest expense, net was primarily due to a higher debt balance during the second quarter of 2018 as compared to the same period in 2017. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.3 million in currency gains and $0.3 million in currency losses for the three months ended June 30, 2018 and 2017, respectively.

Income taxes

Income tax from continuing operations was a benefit of approximately $0.4 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Tax benefit for the three months ended June 30, 2018 reflects a benefit determined under the annualized effective tax method. Tax benefit for the three months ended June 30, 2017 reflects the benefit associated with the actual results for the three-month period. Discrete items included in the tax expense for the three months ended June 30, 2018 included foreign currency gains and losses and withholding taxes. Discrete items for the three months ended June 30, 2017 included changes to reserves for uncertain tax positions and tax impact of stock-based compensation.

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

Income from discontinued operations

Discontinued operations resulted in income of $34 thousand for the three months ended June 30, 2018 and $0.2 million for the same period in the prior year. On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which includes a $3.0 million earn-out provision (the Denville Transaction). The results of Denville were presented in discontinued operations for both the three months ended June 30, 2018 and 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

	Six Months Ended
	June 30,
	2018	2017	Dollar Change	% Change
	(dollars in thousands)
Revenues	$58,281	$37,044	$21,237	57.3%
Cost of product revenues	29,657	18,394	11,263	61.2%
Gross margin percentage	49.1%	50.3%	N/A	-2.4%
Sales and marketing expenses	11,955	7,028	4,927	70.1%
General and administrative expenses	10,642	8,902	1,740	19.5%
Research and development expenses	5,160	2,581	2,579	99.9%
Amortization of intangible assets	2,515	758	1,757	231.8%
Other expense, net	5,464	863	4,601	533.1%
Income (loss) from discontinued operations	1,820	(87)	1,907	-2192.0%

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville.

Revenues

Revenues for the six months ended June 30, 2018 were $58.3 million, an increase of 57.3%, or $21.2 million, compared to revenues of $37.0 million for the same period in 2017.

The increase in revenues reflects the addition of revenues from DSI in the six months ended June 30, 2018 of approximately $18.2 million, while the impact of currency translation positively impacted revenues in the period by approximately $1.7 million. The favorability in currency translation in the six months period was primarily from the strengthening of the euro and British pound against the U.S. dollar.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Six Months Ended
June 30, 2018

Organic and DSI change	52.7%

Foreign exchange effect	4.6%

Total revenue change	57.3%

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

Cost of revenues

Cost of revenues increased $11.3 million, or 61.2%, to $29.7 million for the six months ended June 30, 2018 compared with $18.4 million for the six months ended June 30, 2017. The increase in cost of revenues was primarily due to the increase in revenues, including the effect on cost of revenues of the acquisition of DSI which was approximately $7.9 million. Gross profit margin as a percentage of revenues decreased to 49.1% for the six months ended June 30, 2018 compared with 50.3% for 2017. The decrease in gross profit margin is primarily attributable to the effect of a $3.7 million charge recognized in cost of revenues during the six-months period ended June 30, 2018 related to a purchase accounting inventory fair value step up amortization. The total inventory fair value step up was preliminarily valued at $3.8 million and is being recognized into cost of revenues over one inventory turn, or approximately six months.

Sales and marketing expenses

Sales and marketing expenses increased $5.0 million, or 70.1%, to $12.0 million for the six months ended June 30, 2018 compared with $7.0 million for the six months ended June 30, 2017. The increase in sales and marketing expenses was primarily due to the impact of the acquisition of DSI.

General and administrative expenses

General and administrative expenses increased $1.7 million, or 19.5%, to $10.6 million for the six months ended June 30, 2018 compared with $8.9 million for the six months ended June 30, 2017. The increase was primarily due to impact of the acquisition of DSI.

Research and development expenses

Research and development expenses were $5.2 million for the six months ended June 30, 2018, an increase of $2.6 million, or 99.9%, compared with $2.6 million for the six months ended June 30, 2017. The increase in expense was primarily due to the impact of the acquisition of DSI.

Amortization of intangible assets

Amortization of intangible asset expenses was $2.5 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. The increase in amortization expense was primarily due to the addition of definite-lived intangible assets as a result of the DSI acquisition.

Other expense, net

Other expense, net, was $5.5 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in other expense, net was primarily due to an increase in interest expense as a result of higher debt balances during the current period compared to the same period last year, transaction costs of approximately $2.8 million related to the acquisition of DSI and divestiture of Denville, and a decrease in foreign currency losses as compared to the prior period. Interest expense was $2.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $2 thousand and $0.4 million in currency losses during the six months ended June 30, 2018 and 2017, respectively.

Income taxes

Income tax from continuing operations was an expense of $0.2 million and a benefit of $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rate was (3.3%) for the six months ended June 30, 2018, compared with 8.3% for the same period in 2017.

Tax expense for the six months ended June 30, 2018 reflects expense determined under the annualized effective tax method. The tax benefit for the six-month period ended June 30, 2017 reflects actual results for the six-month period rather than an annual effective rate estimated for the entire year. In 2017 we determined that using a year-to-date approach resulted in a better estimate of income tax expense/benefit based on our forecast of pre-tax income/loss, the mix of taxable income/loss across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets. The impact of recent events including U.S. tax reform and a major acquisition in January 2018 have significantly contributed to a change in our determination regarding the use of the year-to-date method, which has been discontinued effective in the first quarter of 2018, the annualized effective tax rate method is used instead.

The difference between our effective tax rate period over period was primarily attributable to higher pre-tax income at certain individual subsidiaries in 2018 versus 2017 despite an overall pre-tax loss in both periods, as well as the impact of non-deductible acquisition costs and certain provisions of U.S. tax reform in 2018. An additional factor was the impact of changes in the valuation allowance position recorded in certain countries.

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

Income (loss) from discontinued operations

Discontinued operations resulted in income of $1.8 million for the six months ended June 30, 2018 and a loss of $87 thousand for the same period in the prior year. On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which includes a $3.0 million earn-out provision (the Denville Transaction). The results of Denville were presented in discontinued operations for both the six months ended June 30, 2018 and 2017. The income from discontinued operations for the six months ended June 30, 2018 included a gain on sale of Denville of $1.3 million and an income tax benefit of $0.9 million. The income tax benefit was mainly due to the reversal of deferred tax liabilities associated with indefinite lived intangibles following the Denville Transaction.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, bank borrowings, and the issuance of common stock. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.

On January 22, 2018, we sold the operations of Denville, and received approximately $15.8 million, net of cash on hand. Simultaneously, we retired the existing debt balances of approximately $11.9 million. On January 31, 2018, we entered into a financing agreement, which comprised of a $64.0 term loan and up to a $25.0 million line of credit. Finally, on January 31, 2018, we acquired DSI for approximately $68.0 million, net of cash acquired.

As of June 30, 2018, we held cash and cash equivalents from continuing operations of $5.6 million, compared with $5.2 million at December 31, 2017. As of June 30, 2018 and December 31, 2017, we had $61.4 million and $11.7 million of borrowings outstanding under our credit facility, net of deferred financing costs, respectively. Total debt, net of cash and cash equivalents was $55.8 million at June 30, 2018, compared to $6.6 million at December 31, 2017. In addition, we had an underfunded United Kingdom pension liability of approximately $1.2 million at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, cash and cash equivalents held by our foreign subsidiaries was $3.4 million and $4.8 million, respectively. At December 31, 2017, we changed our indefinite reinvestment assertion to provide that all foreign earnings above the level required for local operating expenses would be repatriated to the U.S. in tax years after 2017. At December 31, 2017, as we were considering a potential U.S. acquisition, we changed our assertion and it was anticipated that U.S. needs would require repatriation of all foreign subsidiaries’ earnings rather than just France and Canada. As a result of the Tax Act, all prior unremitted earnings are deemed paid and included in the fourth quarter 2017 provision under the required one-time repatriation tax calculation. Prior to 2017, this modified assertion only applied to our subsidiaries in France and Canada. Therefore, as a result of this change in assertion, only $38 thousand of additional withholding has been accrued as of December 31, 2017. At June 30, 2018, an additional $39 thousand of withholding has been accrued related to amounts determined to be available for repatriation.

Condensed Cash Flow Statements

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)

Cash flows from operations:
Net loss	$(5,528)	$(1,447)
Other adjustments to operating cash flows	4,630	3,598
Changes in assets and liabilities	2,623	(2,286)
Net cash provided by (used in) operating activities	1,725	(135)

Investing activities:
Additions to property, plant and equipment	(634)	(437)
Acquisition, net of cash acquired	(68,008)	-
Disposition, net of cash sold	15,754	-
Other investing activities	(24)	(39)
Net cash used in investing activities	(52,912)	(476)

Financing activities:
Net proceeds from issuance of debt	51,253	(552)
Other financing activities	(548)	(77)
Net cash provided by (used in) financing activities	50,705	(629)

Effect of exchange rate changes on cash	373	368

Decrease in cash and cash equivalents	$(109)	$(872)

Our operating activities provided cash of $1.7 million and used cash of $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash flow from operations was primarily due to the effect of changes in working capital period over period, partially offset by an increase in net loss.

Our investing activities used cash of $52.9 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. Investing activities during the six months ended June 30, 2018 primarily consisted of $68.0 million paid for the acquisition of DSI and $15.7 million received from the disposition of Denville. Investing activities during the six months ended June 30, 2017 primarily included cash used for purchases of property, plant and equipment. We spent $0.6 million and $0.4 million on capital expenditures during the six months ended June 30, 2018 and 2017, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the six months ended June 30, 2018, financing activities provided cash of $50.7 million, compared with $0.6 million of cash used by financing activities for the six months ended June 30, 2017. During the six months ended June 30, 2018, we borrowed $68.5 million, repaid $17.2 million of debt and ended the quarter with $61.4 million of borrowings, net of deferred financing costs of $1.7 million. Net cash proceeds from the issuance of common stock for the six months ended June 30, 2018 was $1.4 million.Net cash paid for tax withholdings from the issuance from common stock, related to the vesting of restricted stock units was $77 thousand for the six months ended June 30, 2017.

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

As of June 30, 2018 and December 31, 2017, we had borrowings net of debt issuance costs of $61.4 million and $11.7 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to us for similar instruments. As of June 30, 2018, we were in compliance with all financial covenants contained in the Financing Agreement, were subject to covenant and working capital borrowing restrictions and had available borrowing capacity under our Financing Agreement of $8.6 million.

As of June 30, 2018, the weighted effective interest rate, net of the impact of our interest rate swap, on our Term Loan was 8.69%.

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

During the three months ended June 30, 2018, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues and a favorable effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in a favorable effect on revenues of approximately $0.6 million and an unfavorable effect on expenses of approximately $0.5 million. During the six months ended June 30, 2018, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues and a neutral effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in a favorable effect on revenues of approximately $1.7 million and an unfavorable effect on expenses of approximately $1.7 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended June 30, 2018, was approximately $2.9 million, compared to a gain of $2.1 million for the three months ended June 30, 2017. The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the six months ended June 30, 2018, was approximately $1.4 million, compared to a gain of $3.0 million for the six months ended June 30, 2017.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.3 million in currency gains and $0.3 million in currency losses during the three months ended June 30, 2018 and 2017, respectively. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $2 thousand and $0.4 million in currency losses during the six months ended June 30, 2018 and 2017, respectively.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2018, we had $61.4 million outstanding under our Financing Agreement, net of deferred financing costs.

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

As of June 30, 2018, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 8.69%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement as of June 30, 2018 is quantified and summarized as follows:

If compared to the rate as of June 30, 2018	Interest expense increase
(in thousands)
Interest rates increase by 1%	$280
Interest rates increase by 2%	$559

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 2, 2018

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

