Form 10-Q
period 2018-09-30
HARVARD BIOSCIENCE INC
filed 2018-11-01
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  YES     ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  YES     ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES     ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 25, 2018, there were 37,293,918 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,661	$5,192
Accounts receivable, net of allowance for doubtful accounts of $301 and $193, respectively	17,880	13,382
Inventories	25,739	16,848
Other receivables and other assets	4,248	3,709
Current assets held for sale	-	8,404
Total current assets	54,528	47,535

Property, plant and equipment, net	5,392	3,743
Deferred income tax assets	179	182
Amortizable intangible assets, net	46,110	10,030
Goodwill	55,801	36,336
Other indefinite lived intangible assets	1,238	1,244
Other assets	1,792	324
Long term assets held for sale	-	9,960
Total assets	$165,040	$109,354

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$1,799	$2,765
Accounts payable	5,392	4,410
Deferred revenue	3,267	505
Accrued income taxes	576	395
Accrued expenses	6,301	3,816
Other liabilities - current	1,926	293
Current liabilities held for sale	-	1,857
Total current liabilities	19,261	14,041

Long-term debt, less current installments	59,247	8,983
Deferred income tax liabilities	2,122	2,653
Other long term liabilities	3,451	1,466
Long term liabilities held for sale	-	1,311
Total liabilities	84,081	28,454

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 45,032,925 and 42,763,985 shares issued and 37,287,418 and 35,018,478 shares outstanding, respectively	435	419
Additional paid-in-capital	225,530	218,792
Accumulated deficit	(122,751)	(116,967)
Accumulated other comprehensive loss	(11,587)	(10,676)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	80,959	80,900
Total liabilities and stockholders' equity	$165,040	$109,354

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$28,635	$18,717	$86,916	$55,761
Cost of revenues	12,818	9,217	42,475	27,611
Gross profit	15,817	9,500	44,441	28,150

Sales and marketing expenses	6,021	3,635	17,976	10,663
General and administrative expenses	4,655	4,317	15,297	13,219
Research and development expenses	2,783	1,538	7,943	4,119
Amortization of intangible assets	1,468	400	3,983	1,158
Total operating expenses	14,927	9,890	45,199	29,159

Operating income (loss)	890	(390)	(758)	(1,009)

Other expense:
Foreign exchange	(26)	(73)	(28)	(488)
Interest expense, net	(1,458)	(189)	(3,835)	(532)
Other expense, net	(314)	(12)	(3,399)	(117)
Other expense, net	(1,798)	(274)	(7,262)	(1,137)

Loss from continuing operations before income taxes	(908)	(664)	(8,020)	(2,146)
Income tax benefit	(652)	(19)	(416)	(141)
Loss from continuing operations	(256)	(645)	(7,604)	(2,005)
Discontinued operations:
Income from discontinued operations before income taxes	-	254	937	231
Income tax expense (benefit)	-	26	(883)	90
Income from discontinued operations	-	228	1,820	141
Net loss	$(256)	$(417)	$(5,784)	$(1,864)

Loss per share:
Basic loss per common share from continuing operations	$(0.01)	$(0.02)	$(0.21)	$(0.06)
Basic earnings per common share from discontinued operations	-	0.01	0.05	-
Basic loss per common share	$(0.01)	$(0.01)	$(0.16)	$(0.05)

Diluted loss per common share from continuing operations	$(0.01)	$(0.02)	$(0.21)	$(0.06)
Diluted earnings per common share from discontinued operations	-	0.01	0.05	-
Diluted loss per common share	$(0.01)	$(0.01)	$(0.16)	$(0.05)

Weighted average common shares:
Basic	36,947	34,840	36,170	34,706

Diluted	36,947	34,840	36,170	34,706

Comprehensive income (loss):
Net loss	$(256)	$(417)	$(5,784)	$(1,864)
Foreign currency translation adjustments	395	1,181	(1,037)	4,189
Derivatives qualifying as hedges, net of tax:
Gain (loss) on derivative instruments designated and qualifying as cash flow hedges	126	-	27	(89)
Amounts reclassified from accumulated other comprehensive loss to net loss	55	21	99	43
Total comprehensive income (loss)	$320	$785	$(6,695)	$2,279

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,784)	$(1,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	2,232	2,604
Depreciation	1,474	1,009
Gain on sale of Denville	(1,251)	-
Gain on disposal of fixed assets	(3)	-
Amortization of catalog costs	20	31
Provision for allowance for doubtful accounts	3	1
Amortization of intangible assets	4,030	1,825
Amortization of deferred financing costs	511	36
Deferred income taxes	49	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	918	1,000
Decrease (increase) in inventories	2,112	(608)
Increase in other receivables and other assets	(1,184)	(563)
Decrease in trade accounts payable	(442)	(786)
Increase in accrued income taxes	211	35
Decrease in accrued expenses	(1,968)	(830)
Increase in deferred revenue	1,929	99
(Decrease) increase in other liabilities	(2,566)	7
Net cash provided by operating activities	291	1,996

Cash flows used in investing activities:
Additions to property, plant and equipment	(891)	(677)
Additions to catalog costs	(24)	(39)
Acquisition, net of cash acquired	(68,008)	-
Disposition, net of cash sold	15,754	-
Net cash used in investing activities	(53,169)	(716)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	70,800	2,250
Repayments of debt	(19,947)	(3,502)
Payments of debt issuance costs	(1,967)	-
Net proceeds from (net taxes paid for) issuance of common stock	4,521	(101)
Net cash provided by (used in) financing activities	53,407	(1,353)

Effect of exchange rate changes on cash	399	313
Increase in cash and cash equivalents	928	240
Cash and cash equivalents at the beginning of period, including cash included in assets held for sale	5,733	5,596
Cash and cash equivalents at the end of period	$6,661	$5,836

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,509	$503
Cash refunded for income taxes	$(170)	$(96)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of September 30, 2018 and for the nine months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 16, 2018.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2018, results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassifications

As disclosed in Note 5, on January 22, 2018, the Company sold substantially all the assets of its operating subsidiary, Denville Scientific, Inc. (Denville). The sale of Denville represented a strategic shift that has and will have a major effect on the Company’s operations and financial results. As such and pursuant to Accounting Standards Codification (ASC) 205-20 – Presentation of Financial Statements - Discontinued Operations, the operating results of Denville for the three and nine months ended September 30, 2018 and 2017 have been presented in discontinued operations in the consolidated statements of operations. Additionally, the assets and liabilities of Denville as of December 31, 2017 have been recast in the consolidated balance sheet and presented as held for sale. These reclassifications and adjustments had no effect on total amounts within the consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows for any of the periods presented.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 16, 2018. Except for the accounting for revenue arising from contracts with customers as noted below there have been no material changes in the company’s significant accounting policies during the nine months ended September 30, 2018.

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

2.	Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects to utilize a practical expedient in its method of adoption of the standard.  Under this expedient, which is a “current-period adjustment method,” the Company would apply ASC 842 as of January 2019 and record a cumulative-effect adjustment to retained earnings as of that date.

The Company has collected information on its leases and is in the process of evaluating and applying the requirements of the standard to its leases. The Company has not yet concluded on the impact of the adoption on its consolidated financial position, results of operations and cash flows; however, the Company expects that the new standard will have a material effect on its consolidated balance sheet related to the recognition of new assets and lease liabilities.  The Company expects to finalize its classification of leases as well as the effective interest rate to be applied in determining the lease liabilities during the fourth quarter of 2018. The Company’s future commitments under lease obligations are summarized in Note 12.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) which amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging. The Board’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows.

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

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2017	$(9,755)	$37	$(958)	$(10,676)

Other comprehensive income before reclassifications	(1,037)	27	-	(1,010)
Amounts reclassified from AOCI	-	99	-	99

Other comprehensive income	(1,037)	126	-	(911)

Balance at September 30, 2018	$(10,792)	$163	$(958)	$(11,587)

4.	Acquisition

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

The preliminary allocation of the purchase price for DSI was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the valuation of the acquired intangible assets and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions. During the three months ended June 30, 2018, the Company made adjustments to the preliminary allocation of the purchase price presented in the March 31, 2018 Form 10-Q. The adjustments included a decrease of $1.6 million to other long term liabilities, an increase of $1.4 million to deferred tax liabilities, an increase of $0.6 million to the purchase price related to a net working capital adjustment, and an increase of $0.6 million to goodwill.

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

The results of operations for DSI have been included in the Company’s consolidated financial statements from the date of acquisition. The revenues of DSI included in the Company’s consolidated statement of operations from the date of acquisition were approximately $29.3 million for the eight-month period ended September 30, 2018. The net loss of DSI included in the Company’s consolidated statement of operations for the same period was approximately $31 thousand. Included in the net loss was a $3.8 million charge recognized in cost of revenues related to purchase accounting inventory fair value step up amortization. The total inventory fair value step up was preliminarily valued at $3.8 million and was recognized into cost of revenues over one inventory turn, or approximately five and a half months. Also included in the net loss of DSI is $2.9 million of intangible asset amortization expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Pro Forma
Revenues	$28,713	$27,997	$90,384	$88,547
Income (loss) from continuing operations	155	(1,845)	(236)	(9,719)

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $3.0 million and $0 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table is a reconciliation of the major line items of income from discontinued operations presented within the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues	$-	$6,333	$893	$18,658
Cost of revenues	-	(4,194)	(534)	(12,383)
Operating and other expenses	-	(1,885)	(673)	(6,044)
Gain on disposal of discontinued operations	-	-	1,251	-
Income from discontinued operations before income taxes	$-	$254	$937	$231
Income tax expense (benefit)	-	26	(883)	90
Income from discontinued operations	-	228	1,820	141

Included within the adjustments to reconcile net loss to net cash provided by operating activities in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, was amortization of intangible assets for Denville of $47 thousand and $0.7 million, respectively. Depreciation and capital expenditures for Denville were immaterial for both periods presented.

6.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	September 30, 2018		December 31, 2017		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$41,536	$(15,516)	$16,173	$(13,179)	7.3	Years
Trade names	7,882	(2,718)	4,443	(2,280)	7.9	Years
Distribution agreements/customer relationships	22,808	(9,240)	13,197	(8,373)	10.8	Years
In-process research and development	1,387	(47)	-	-	7.2	Years
Patents	218	(200)	223	(174)	0.4	Years
Total amortizable intangible assets	73,831	$(27,721)	34,036	$(24,006)

Indefinite-lived intangible assets:
Goodwill	55,801		36,336
Other indefinite-lived intangible assets	1,238		1,244
Total goodwill and other indefinite-lived intangible assets	57,039		37,580

Total intangible assets, gross	$130,870		$71,616

(a) Weighted average life as of September 30, 2018.

The balances presented in the tables above and below exclude intangible assets and allocated goodwill of Denville as of December 31, 2017. Both balances are reported as long term assets held for sale as of December 31, 2017. Refer to Note 5 for further details.

The change in the carrying amount of goodwill for the nine months ended September 30, 2018 is as follows:

(in thousands)
Balance at December 31, 2017	$36,336
Goodwill arising from business combination	19,348
Effect of change in currency translation	117
Balance at September 30, 2018	$55,801

Amortization of intangible assets

Intangible asset amortization expense from continuing operations was $1.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. Intangible asset amortization expense from continuing operations was $4.0 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $5.6 million for the year ending December 31, 2018, $5.8 million for the year ending December 31, 2019, $5.8 million for the year ending December 31, 2020, $5.7 million for the year ending December 31, 2021 and $5.7 million for the year ending December 31, 2022.

7.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Finished goods	$7,569	$5,779
Work in process	3,849	1,042
Raw materials	14,321	10,027
Total	$25,739	$16,848

8.	Property, Plant and Equipment

As of September 30, 2018 and December 31, 2017, property, plant and equipment consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Land, buildings and leasehold improvements	$2,478	$2,197
Machinery and equipment	8,711	7,022
Computer equipment and software	9,519	8,819
Furniture and fixtures	1,789	1,139
Automobiles	117	120
	22,614	19,297
Less: accumulated depreciation	(17,222)	(15,554)
Property, plant and equipment, net	$5,392	$3,743

9.	Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of September 30, 2018 and 2017. Pursuant to a lease agreement, the Company made rent payments of approximately $77 thousand and $64 thousand to the former owners of MCS for the three months ended September 30, 2018 and 2017, respectively. The Company made rent payments of approximately $10 thousand to the former owner of TBSI for both the three months ended September 30, 2018 and 2017.

The Company made rent payments of approximately $0.2 million to the former owners of MCS for both the nine months ended September 30, 2018 and 2017. The Company made rent payments of approximately $32 thousand to the former owner of TBSI for both the nine months ended September 30, 2018 and 2017.

10.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning	(Payments)\		Ending
	Balance	Credits	Additions	Balance
	(in thousands)

Year ended December 31, 2017	$193	(7)	60	$246

Nine months ended September 30, 2018	$246	5	140	$391

11.	Employee Benefit Plans

The Company’s subsidiary in the United Kingdom, Biochrom Limited, maintains contributory, defined benefit pension plans for substantially all of its employees. These defined benefit pension plans have been closed to new employees since 2014, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$121	$141	$371	$399
Expected return on plan assets	(187)	(179)	(575)	(505)
Net amortization loss	53	98	163	276
Curtailment gain	(41)	-	(41)	-
Net periodic benefit (income) cost	$(54)	$60	$(82)	$170

For the three months ended September 30, 2018 and 2017, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. For the nine months ended September 30, 2018 and 2017, the Company contributed $0.5 million for both periods, to its defined benefit pension plans. The Company expects to contribute approximately $0.2 million to its defined benefit pension plans during the remainder of 2018.

The Company had an underfunded pension liability of approximately $1.2 million as of September 30, 2018 and December 31, 2017, respectively, included in the other long term liabilities line item in the consolidated balance sheets.

12.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2023 and thereafter. Rent payments are estimated to be $3.4 million for the year ended December 31, 2018. Rent payments for continuing operations were approximately $0.9 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. Rent payments for continuing operations were approximately $2.6 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at September 30, 2018, are as follows:

Operating
Leases
(in thousands)
2019	$3,217
2020	2,317
2021	1,130
2022	1,091
2023	1,093
Thereafter	772
Net minimum lease payments	$9,620

13.	Capital Stock

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of September 30, 2018, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the ESPP)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. On May 18, 2017, the stockholders of the Company approved an increase of 300,000 shares of common stock in the number of shares available for issuance under the ESPP. Following such amendment, 1,050,000 shares of common stock are authorized for issuance, of which 826,361 shares were issued as of September 30, 2018. There were 24,907 and 36,902 shares issued under the ESPP during the nine months ended September 30, 2018 and 2017, respectively.

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

Restricted Stock Units with a Market Condition (the Market Condition RSUs)

On August 3, 2015, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2015 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of these 2015 Market Condition RSUs was cliff-based and linked to the achievement of a relative total shareholder return of the Company’s common stock from August 3, 2015 to the earlier of (i) August 3, 2018 or (ii) upon a change of control (measured relative to the Russell 3000 index and based on the 20-day trading average price before each such date). As of August 3, 2018, certain of the target total shareholder returns were achieved, and as a result, 69,667 of the 2015 Market Condition RSUs vested. The remaining 2015 Market Condition RSUs did not vest and were canceled.

On May 24, 2018, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2018 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2018 Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from May 24, 2018 to the earlier of (i) May 24, 2019 or (ii) upon a change of control (measured relative to the NASDAQ Biotechnology index and based on the 20-day trading average price before each such date). As of September 30, 2018, the target number of these restricted stock units that may be earned is 116,944 shares; the maximum amount is 150% of the target number.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, Market Condition RSUs and employee stock purchases related to the ESPP.

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

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the nine months ended September 30, 2018 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2017	3,780,244	$3.95	1,796,927	$2.69	164,127	$4.81
Granted	50,000	4.84	608,189	4.34	156,944	4.19
Exercised	(1,689,755)	3.50	-	-	-	-
Vested (RSUs)	-	-	(824,843)	2.87	(69,667)	4.81
Cancelled / forfeited	(204,391)	4.96	(346,462)	2.82	(134,460)	4.63
Balance at September 30, 2018	1,936,098	$4.26	1,233,811	$3.35	116,944	$4.19

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended September 30, 2018 and 2017 was $2.34 and $1.24, respectively. The weighted average fair value of the options granted under the Third A&R Plan during the nine months ended September 30, 2018 and 2017 was $1.97 and $1.17, respectively. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Volatility	43.38%		41.99%		42.63%		41.30%
Risk-free interest rate	2.78%		1.74%		2.81%		1.88%
Expected holding period (in years)	4.77	years	5.10	years	4.90	years	5.16	years
Dividend yield	-%		-%		-%		-%

The weighted average fair value of the 2018 Market Condition RSUs which were granted under the Third A&R Plan during the nine months ended September 30, 2018 was $4.19. There were no Market Condition RSUs granted during the three and nine months ended September 30, 2017. The following assumptions were used to estimate the fair value, using a Monte-Carlo valuation simulation, of the Market Condition RSUs granted during the nine months ended September 30, 2018:

Nine Months Ended
September 30,
2018
Volatility	44.02%
Risk-free interest rate	2.27%
Correlation coefficient	0.07%
Dividend yield	-%

The Company used historical volatility to calculate the expected volatility for each grant as of the grant date. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options and Market Condition RSUs. The expected holding period of stock options represents the period of time options are expected to be outstanding and is based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years. The correlation coefficient, used to value the Market Condition RSUs, represents the way in which entities move in relation to the NASDAQ Biotechnology index as a whole.

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSUs and the ESPP for the three and nine months ended September 30, 2018 and 2017 was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)

Cost of revenues	$19	$16	$45	$45
Sales and marketing	105	150	331	395
General and administrative	308	706	1,581	1,989
Research and development	54	36	125	102
Discontinued operations	-	25	150	73
Total stock-based compensation	$486	$933	$2,232	$2,604

The Company did not capitalize any stock-based compensation.

Earnings per share

Basic earnings per share is based upon net income divided by the number of weighted average common shares outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options, restricted stock units and Market Condition RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Basic	36,947,052	34,840,324	36,169,536	34,705,947
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSUs	-	-	-	-
Diluted	36,947,052	34,840,324	36,169,536	34,705,947

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSUs of approximately 3,286,853 and 5,789,838 shares of common stock for the three and nine months ended September 30, 2018 and 2017, respectively, as the impact of these shares would be anti-dilutive.

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

On January 31, 2018, the Company entered into a financing agreement by and among the Company and certain subsidiaries of the Company parties thereto, as borrowers (collectively, the Borrower), certain subsidiaries of the Company parties thereto, as guarantors, various lenders from time to time party thereto (the Lenders), and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the Lenders (the Financing Agreement). On August 16, 2018, the Company and Cerberus Business Finance, LLC entered into a First Amendment to the Financing Agreement, which such amendment modified certain provisions related to the borrowing base and reporting, among other things.

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

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable to the Company and its subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement also contains customary events of default. As of September 30, 2018, the Company was in compliance with all financial covenants contained in the Financing Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Financing Agreement of $8.5 million.

As of September 30, 2018 and December 31, 2017, the Company had borrowings net of debt issuance costs of $61.0 million and $11.7 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of September 30, 2018, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its term loan was 8.76%.

As of September 30, 2018 and December 31, 2017, the Company’s borrowings were comprised of:

	September 30,	December 31,
	2018	2017
	(in thousands)
Long-term debt:
Term loan	$62,752	$11,899
Total unamortized deferred financing costs	(1,706)	(151)
Total debt	61,046	11,748
Less: current installments	(2,200)	(2,800)
Current unamortized deferred financing costs	401	35
Long-term debt	$59,247	$8,983

15.	Derivatives

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

The notional amount of the Company’s derivative instruments as of September 30, 2018 was $34.7 million.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of September 30, 2018 and December 31, 2017.

		September 30, 2018	September 30, 2018
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$34,663	$163

		December 31, 2017	December 31, 2017
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$11,900	$37

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and nine months ended September 30, 2018 and 2017:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest rate swaps	$126	$-	$27	$(89)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Location of amount reclassified from AOCI
	2018	2017	2018	2017	into income (effective portion)
	(in thousands)
Interest rate swaps	$55	$21	$99	$43	Interest expense

As of September 30, 2018, $54 thousand of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. As a result of terminating the Credit Agreement, as discussed in Note 14, the Company unwound its previous May 2017 interest rate swap contract and received $0.1 million in proceeds.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$163	$-	$163

	Fair Value as of December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$37	$-	$37

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue from continuing operations originating from the following geographic areas for the three and nine months ended September 30, 2018 and 2017 consist of:

	Three Months Ended September 30, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$19,458	$3,098	$2,479	$2,124	$27,159
Service, maintenance and warranty contracts	1,077	297	79	23	1,476
Total revenues	$20,535	$3,395	$2,558	$2,147	$28,635

	Three Months Ended September 30, 2017
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$9,758	$3,299	$2,675	$2,242	$17,974
Service, maintenance and warranty contracts	380	232	114	17	743
Total revenues	$10,138	$3,531	$2,789	$2,259	$18,717

	Nine Months Ended September 30, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$56,153	$10,685	$9,485	$6,524	$82,847
Service, maintenance and warranty contracts	3,107	631	277	54	4,069
Total revenues	$59,260	$11,316	$9,762	$6,578	$86,916

	Nine Months Ended September 30, 2017
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$29,901	$10,125	$6,886	$6,644	$53,556
Service, maintenance and warranty contracts	1,200	648	293	64	2,205
Total revenues	$31,101	$10,773	$7,179	$6,708	$55,761

Refer to Note 1 for the Company’s revenue recognition policies.

Deferred revenue

As of September 30, 2018, the Company had approximately $3.3 million in deferred revenue comprised of revenue deferred from service contracts and revenue deferred from advance payments. Changes in deferred revenue from service contracts and advance payments from customers during the period were as follows:

	Nine Months Ended September 30, 2018
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance, beginning of period	$505	$-	$505
Addition due to business combination	848	2,128	2,976
Deferral of revenue	3,084	434	3,518
Recognition of deferred revenue	(2,933)	(793)	(3,726)
Effect of foreign currency translation	(6)	-	(6)
Balance, end of period	$1,498	$1,769	$3,267

Allowance for doubtful accounts

Activity in the allowance for doubtful accounts was as follows:

Nine Months Ended September 30, 2018
(in thousands)

Balance, beginning of period	$193
Addition due to business combination	102
Bad debt expense	3
Charged to allowance	(23)
Effect of foreign currency translation	26
Balance, end of period	$301

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

Income tax from continuing operations was a benefit of approximately $0.7 million and $19 thousand for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate on continuing operations was 71.8% for the three months ended September 30, 2018 compared with 2.9% for the same period in 2017.

Tax benefit for the three months ended September 30, 2018 reflects a benefit determined under the annualized effective tax method. The income tax benefit for the three months ended September 30, 2017 reflects the incremental expense associated with the actual results for the three-month period as described below.

Discrete items included in the tax benefit for the three months ended September 30, 2018 included foreign currency gains and losses and withholding taxes. Discrete items included in the tax benefit for the three months ended September 30, 2017 are changes to reserves for uncertain tax positions and tax impact of stock-based compensation.

Income tax from continuing operations was a benefit of approximately $0.4 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate on continuing operations was 5.2% for the nine months ended September 30, 2018 compared with 6.6% for the same period in 2017.

Tax benefit for the nine months ended September 30, 2018 reflects benefit determined under the annualized effective tax method. The tax benefit for the three and nine month periods ended September 30, 2017 was based on actual results for the three and nine months periods rather than an annual effective rate estimated for the entire year. In 2017 the Company determined that using a year-to-date approach resulted in a better estimate of income tax expense/benefit based on its forecast of pre-tax income/loss, the mix of taxable income/loss across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets. The impact of recent events including U.S. tax reform and a major acquisition in January 2018 have significantly contributed to a change in the Company’s determination regarding the use of the year-to-date method, which has been discontinued effective in the first quarter of 2018, the annualized effective tax rate method is used instead.

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

For the three months ended September 30, 2018, no income tax expense or benefit was recorded for discontinued operations. In the same period in 2017, income tax expense for discontinued operations was $26 thousand.

For the nine months ended September 30, 2018, an income tax benefit of $0.9 million was recorded for discontinued operations. In the same period in 2017, income tax expense for discontinued operations was $90 thousand.

The Company adopted ASU 2016-09 as of January 1, 2017. As a result, the Company recorded a cumulative increase in retained earnings of $0.5 million at the beginning of the first quarter of 2017 with a corresponding increase in deferred tax assets related to the prior years’ unrecognized excess tax benefits. An equal amount of valuation allowance was also recorded against these deferred tax assets with a corresponding decrease to retained earnings resulting in a net impact of $0. In addition, vesting of restricted stock units during the nine months ended September 30, 2018 has been recognized in the current period’s income statement.

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

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer and marketer of a broad range of scientific instruments and systems used to advance life science for basic research, drug discovery, clinical and environmental testing. Our products are sold to thousands of researchers around the world through our global sales organization, websites, catalogs, and through distributors including Thermo Fisher Scientific Inc., VWR, and other specialized distributors. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden, Spain, France, Italy Canada, and China.

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

Components of Operating Income

As previously described above, on January 22, 2018, we sold substantially all the assets of our operating subsidiary, Denville. The sale of Denville represented a strategic shift that has and will have a major effect on our operations and financial results. As such and pursuant to the accounting standards, the operating results of Denville for the three and nine months ended September 30, 2018 and 2017 have been presented in discontinued operations in the consolidated statements of operations. Therefore the amounts and percentages discussed below exclude the revenues and expenses of Denville unless otherwise described.

Revenues.     We generate revenues by selling apparatus, instruments, devices and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our various product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users included in continuing operations represented approximately 63% and 57% of our revenues for the three months ended September 30, 2018 and 2017, respectively. Revenues from direct sales to end users included in continuing operations represented approximately 58% and 55% of our revenues for the nine months ended September 30, 2018 and 2017, respectively.

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

We use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended September 30, 2018 and 2017, approximately 37% and 43% of our total revenues from continuing operations, respectively, were derived from sales to distributors. For the nine months ended September 30, 2018 and 2017, approximately 42% and 45% of our total revenues from continuing operations, respectively, were derived from sales to distributors.

For the three months ended September 30, 2018 and 2017, approximately 86% and 83% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 14% and 17%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the nine months ended September 30, 2018 and 2017, approximately 87% and 82% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 13% and 18%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the three months ended September 30, 2018 and 2017, approximately 28% and 46% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations. For the nine months ended September 30, 2018 and 2017, approximately 32% and 44% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations. As discussed later under “Selected Results of Operations”, the increase in revenues is primarily attributable to currency translation and the acquisition of DSI.

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended September 30, 2018 and 2017 was $0.5 million and $0.9 million, respectively. These amounts include stock-based compensation related to discontinued operations of $0 and $25 thousand, respectively. Stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was $2.2 million and $2.6 million, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was stock-based compensation related to discontinued operations of $0.2 million and $73 thousand, respectively. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses, research and development expenses, and income (loss) from discontinued operations.

Selected Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

	Three Months Ended
	September 30,		Dollar	%
	2018	2017	Change	Change
	(dollars in thousands)
Revenues	$28,635	$18,717	$9,918	53.0%
Cost of revenues	12,818	9,217	3,601	39.1%
Gross margin percentage	55.2%	50.8%	N/A	8.8%
Sales and marketing expenses	6,021	3,635	2,386	65.6%
General and administrative expenses	4,655	4,317	338	7.8%
Research and development expenses	2,783	1,538	1,245	80.9%
Amortization of intangible assets	1,468	400	1,068	267.0%
Other expense, net	1,798	274	1,524	556.2%
Income from discontinued operations	-	228	(228)	-100.0%

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville.

Revenues

Revenues for the three months ended September 30, 2018 were $28.6 million, an increase of approximately 53.0%, or $9.9 million, compared to revenues of $18.7 million for the three months ended September 30, 2017.

The increase in revenues reflects the addition of revenues from DSI in the quarter of approximately $11.1 million, while currency translation negatively impacted revenues in the quarter by approximately $0.1 million.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Three Months Ended
September 30, 2018

Organic and DSI change	53.6%

Foreign exchange effect	-0.6%

Total revenue change	53.0%

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

Cost of revenues

Cost of revenues were $12.8 million for the three months ended September 30, 2018, an increase of $3.6 million, or 39.1%, compared with $9.2 million for the three months ended September 30, 2017. The increase in cost of revenues was primarily due to the increase in revenues in comparison to the prior period, as a result of the acquisition of DSI. Gross profit margin as a percentage of revenues increased to 55.2% for the three months ended September 30, 2018 compared with 50.8% for 2017. The increase in gross profit margin is primarily attributable to the effect of higher margin products following the acquisition of DSI.

Sales and marketing expenses

Sales and marketing expenses increased $2.4 million or 65.6% to $6.0 million for the three months ended September 30, 2018 compared to $3.6 million during the same period in 2017. The increase in sales and marketing expenses was primarily due to the impact of the acquisition of DSI.

General and administrative expenses

General and administrative expenses were $4.7 million for the three months ended September 30, 2018, an increase of $0.4 million, or 7.8%, compared with $4.3 million for the three months ended September 30, 2017. The increase in these expenses was primarily attributable to the impact of the acquisition of DSI and largely offset by a decrease in stock-based compensation expense, employee costs and professional services fees.

Research and development expenses

Research and development expenses were $2.8 million for the three months ended September 30, 2018, an increase of $1.3 million, or 80.9%, compared with $1.5 million for the three months ended September 30, 2017. The increase in expense was primarily due to the impact of the acquisition of DSI.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. The increase in amortization expense was primarily due to the addition of definite-lived intangible assets as a result of the DSI acquisition.

Other expense, net

Other expense, net, from continuing operations was $1.8 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. Included in other expense, net for three months ended September 30, 2018 and 2017 was interest expense of $1.5 million and $0.2 million, respectively. The increase in interest expense was primarily due to a higher debt balance during the third quarter of 2018 as compared to the same period in 2017.

Income taxes

Income tax from continuing operations was a benefit of approximately $0.7 million and $19 thousand for the three months ended September 30, 2018 and 2017, respectively. Tax benefit for the three months ended September 30, 2018 reflects a benefit determined under the annualized effective tax method. Tax benefit for the three months ended September 30, 2017 reflects the benefit associated with the actual results for the three-month period. Discrete items included in the tax expense for the three months ended September 30, 2018 included foreign currency gains and losses, withholding taxes and the reversal of a reserve for uncertain tax positions due to lapse in the statute of limitations. Discrete items for the three months ended September 30, 2017 included changes to reserves for uncertain tax positions and tax impact of stock-based compensation.

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

Income from discontinued operations

Discontinued operations resulted in income of $0 for the three months ended September 30, 2018 and $0.2 million for the same period in the prior year. On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which includes a $3.0 million earn-out provision (the Denville Transaction). The results of Denville were presented in discontinued operations for both the three months ended September 30, 2018 and 2017.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	Nine Months Ended
	September 30,		Dollar	%
	2018	2017	Change	Change
	(dollars in thousands)
Revenues	$86,916	$55,761	$31,155	55.9%
Cost of product revenues	42,475	27,611	14,864	53.8%
Gross margin percentage	51.1%	50.5%	N/A	1.3%
Sales and marketing expenses	17,976	10,663	7,313	68.6%
General and administrative expenses	15,297	13,219	2,078	15.7%
Research and development expenses	7,943	4,119	3,824	92.8%
Amortization of intangible assets	3,983	1,158	2,825	244.0%
Other expense, net	7,262	1,137	6,125	538.7%
Income from discontinued operations	1,820	141	1,679	1190.8%

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville.

Revenues

Revenues for the nine months ended September 30, 2018 were $86.9 million, an increase of 55.9%, or $31.2 million, compared to revenues of $55.8 million for the same period in 2017.

The increase in revenues reflects the addition of revenues from DSI in the nine months ended September 30, 2018 of approximately $29.3 million, while the impact of currency translation positively impacted revenues in the period by approximately $1.5 million. The favorability in currency translation in the nine months period was primarily from the strengthening of the euro and British pound against the U.S. dollar.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Nine Months Ended
September 30, 2018

Organic and DSI change	53.2%

Foreign exchange effect	2.7%

Total revenue change	55.9%

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

Cost of revenues

Cost of revenues increased $14.9 million, or 53.8%, to $42.5 million for the nine months ended September 30, 2018 compared with $27.6 million for the nine months ended September 30, 2017. The increase in cost of revenues was primarily due to the increase in revenues, including the effect on cost of revenues of the acquisition of DSI which was approximately $10.5 million. Gross profit margin as a percentage of revenues increased to 51.1% for the nine months ended September 30, 2018 compared with 50.5% for 2017. The increase in gross profit margin is primarily attributable to the effect of higher margin products following the acquisition of DSI. The increase in gross profit margin was offset by the effect of a $3.8 million charge recognized in cost of revenues during the nine-months period ended September 30, 2018 related to a purchase accounting inventory fair value step up amortization. This inventory fair value step up was fully recognized into cost of revenues over one inventory turn, or approximately six months.

Sales and marketing expenses

Sales and marketing expenses increased $7.3 million, or 68.6%, to $18.0 million for the nine months ended September 30, 2018 compared with $10.7 million for the nine months ended September 30, 2017. The increase in sales and marketing expenses was primarily due to the impact of the acquisition of DSI, with the rest of the increase being attributable to increases in employee and consulting costs.

General and administrative expenses

General and administrative expenses increased $2.1 million, or 15.7%, to $15.3 million for the nine months ended September 30, 2018 compared with $13.2 million for the nine months ended September 30, 2017. The increase was primarily attributable to the impact of the acquisition of DSI. This increase was partially offset by a decrease in stock-based compensation expense and employee costs.

Research and development expenses

Research and development expenses were $7.9 million for the nine months ended September 30, 2018, an increase of $3.8 million, or 92.8%, compared with $4.1 million for the nine months ended September 30, 2017. The increase was primarily due to the impact of the acquisition of DSI.

Amortization of intangible assets

Amortization of intangible asset expenses was $4.0 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in amortization expense was primarily due to the addition of definite-lived intangible assets as a result of the DSI acquisition.

Other expense, net

Other expense, net, was $7.3 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in other expense, net was primarily due to an increase in interest expense as a result of higher debt balances during the current period compared to the same period last year as well as transaction costs incurred this year of approximately $3.2 million, related to the acquisition of DSI and divestiture of Denville. These increases were offset by a decrease in foreign currency losses as compared to the prior period. Interest expense was $3.8 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $28 thousand and $0.5 million in currency losses during the nine months ended September 30, 2018 and 2017, respectively.

Income taxes

Income tax from continuing operations was a benefit of $0.4 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate was 5.2% for the nine months ended September 30, 2018, compared with 6.6% for the same period in 2017.

Tax benefit for the nine months ended September 30, 2018 reflects a benefit determined under the annualized effective tax method. The tax benefit for the nine-month period ended September 30, 2017 reflects actual results for the nine-month period rather than an annual effective rate estimated for the entire year. In 2017 we determined that using a year-to-date approach resulted in a better estimate of income tax expense/benefit based on our forecast of pre-tax income/loss, the mix of taxable income/loss across several jurisdictions with different statutory tax rates, and the impact of the full valuation allowance against U.S. deferred tax assets. The impact of recent events including U.S. tax reform and a major acquisition in January 2018 have significantly contributed to a change in our determination regarding the use of the year-to-date method, which has been discontinued effective in the first quarter of 2018, the annualized effective tax rate method is used instead.

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

Income from discontinued operations

Discontinued operations resulted in income of $1.8 million for the nine months ended September 30, 2018 and $0.1 million for the same period in the prior year. On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which includes a $3.0 million earn-out provision (the Denville Transaction). The results of Denville were presented in discontinued operations for both the nine months ended September 30, 2018 and 2017. The income from discontinued operations for the nine months ended September 30, 2018 included a gain on sale of Denville of $1.3 million and an income tax benefit of $0.9 million. The income tax benefit was mainly due to the reversal of deferred tax liabilities associated with indefinite lived intangibles following the Denville Transaction.

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

As of September 30, 2018, we held cash and cash equivalents from continuing operations of $6.7 million, compared with $5.2 million at December 31, 2017. As of September 30, 2018 and December 31, 2017, we had $61.0 million and $11.7 million of borrowings outstanding under our credit facility, net of deferred financing costs, respectively. Total debt, net of cash and cash equivalents was $54.4 million at September 30, 2018, compared to $6.6 million at December 31, 2017. In addition, we had an underfunded United Kingdom pension liability of approximately $1.2 million at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, cash and cash equivalents held by our foreign subsidiaries was $3.2 million and $4.8 million, respectively. At December 31, 2017, we changed our indefinite reinvestment assertion to provide that all foreign earnings above the level required for local operating expenses would be repatriated to the U.S. in tax years after 2017. At December 31, 2017, as we were considering a potential U.S. acquisition, we changed our assertion and it was anticipated that U.S. needs would require repatriation of all foreign subsidiaries’ earnings rather than just France and Canada. As a result of the Tax Act, all prior unremitted earnings are deemed paid and included in the fourth quarter 2017 provision under the required one-time repatriation tax calculation. Prior to 2017, this modified assertion only applied to our subsidiaries in France and Canada. Therefore, as a result of this change in assertion, only $38 thousand of additional withholding has been accrued as of December 31, 2017. At September 30, 2018, the accrued withholding tax has been reduced to $29 thousand related to amounts determined to be available for repatriation.

Condensed Cash Flow Statements
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)

Cash flows from operations:
Net loss	$(5,784)	$(1,864)
Other adjustments to operating cash flows	7,065	5,506
Changes in assets and liabilities	(990)	(1,646)
Net cash provided by operating activities	291	1,996

Investing activities:
Additions to property, plant and equipment	(891)	(677)
Acquisition, net of cash acquired	(68,008)	-
Disposition, net of cash sold	15,754	-
Other investing activities	(24)	(39)
Net cash used in investing activities	(53,169)	(716)

Financing activities:
Net proceeds from issuance of debt	50,853	(1,252)
Other financing activities	2,554	(101)
Net cash provided by (used in) financing activities	53,407	(1,353)

Effect of exchange rate changes on cash	399	313

Increase in cash and cash equivalents	$928	$240

Our operating activities provided cash of $0.3 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net cash flow from operations was primarily due to the increase in net loss as well as the effect of changes in working capital period over period.

Our investing activities used cash of $53.2 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. Investing activities during the nine months ended September 30, 2018 primarily consisted of $68.0 million paid for the acquisition of DSI and $15.8 million received from the disposition of Denville. Investing activities during the nine months ended September 30, 2017 primarily included cash used for purchases of property, plant and equipment. We spent $0.9 million and $0.7 million on capital expenditures during the nine months ended September 30, 2018 and 2017, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the nine months ended September 30, 2018, financing activities provided cash of $53.4 million, compared with $1.4 million of cash used by financing activities for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we borrowed $70.8 million, repaid $19.9 million of debt and ended the quarter with $61.0 million of borrowings, net of deferred financing costs of $1.7 million. During the nine months ended September 30, 2017, we borrowed $2.3 million under our credit facility, repaid $3.5 million of debt under our credit facility and term loans and ended the quarter with $12.4 million of borrowings, net of deferred financing costs of $0.2 million. Net cash proceeds from the issuance of common stock for the nine months ended September 30, 2018 was $4.5 million. Net cash paid for tax withholdings from the issuance from common stock, related to the vesting of restricted stock units was $0.1 million for the nine months ended September 30, 2017.

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

On January 31, 2018, we entered into a financing agreement by and among us and certain of our subsidiaries, as borrowers (collectively, the Borrower), certain of our subsidiaries thereto, as guarantors, various lenders from time to time party thereto (the Lenders), and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the Lenders (the Financing Agreement). On August 16, 2018, we and Cerberus Business Finance, LLC entered into a First Amendment to the Financing Agreement, which such amendment modified certain provisions relating to the borrowing base and reporting, among other things.

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

As of September 30, 2018 and December 31, 2017, we had borrowings net of debt issuance costs of $61.0 million and $11.7 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to us for similar instruments. As of September 30, 2018, we were in compliance with all financial covenants contained in the Financing Agreement, were subject to covenant and working capital borrowing restrictions and had available borrowing capacity under our Financing Agreement of $8.5 million.

As of September 30, 2018, the weighted effective interest rate, net of the impact of our interest rate swap, on our Term Loan was 8.76%.

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

During the three months ended September 30, 2018, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and a neutral effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $0.1 million and a favorable effect on expenses of approximately $0.1 million. During the nine months ended September 30, 2018, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues and a favorable effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in a favorable effect on revenues of approximately $1.5 million and an unfavorable effect on expenses of approximately $1.4 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive gain (loss) during the three months ended September 30, 2018, was approximately $0.4 million, compared to a gain of $1.2 million for the three months ended September 30, 2017. The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive gain (loss) during the nine months ended September 30, 2018, was approximately $1.0 million, compared to a gain of $4.2 million for the nine months ended September 30, 2017.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $26 thousand and $0.1 million in currency losses during the three months ended September 30, 2018 and 2017, respectively. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $28 thousand and $0.5 million in currency losses during the nine months ended September 30, 2018 and 2017, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect to utilize a practical expedient in our method of adoption of the standard.  Under this expedient, which is a “current-period adjustment method,” we would apply ASC 842 as of January 2019 and record a cumulative-effect adjustment to retained earnings as of that date.

We have collected information on our leases and are in the process of evaluating and applying the requirements of the standard to our leases. We have not yet concluded on the impact of the adoption on our consolidated financial position, results of operations and cash flows; however, we expect that the new standard will have a material effect on our consolidated balance sheet related to the recognition of new assets and lease liabilities. We expect to finalize our classification of leases as well as the effective interest rate to be applied in determining the lease liabilities during the fourth quarter of 2018. Our future commitments under lease obligations are summarized in Note 12.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) which amends the hedge accounting recognition and presentation requirements in ASC 815 Derivatives and Hedging. The Board’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. We are evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2018, we had $61.0 million outstanding under our Financing Agreement, net of deferred financing costs.

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

As of September 30, 2018, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 8.76%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement as of September 30, 2018 is quantified and summarized as follows:

If compared to the rate as of September 30, 2018	Interest expense increase
(in thousands)
Interest rates increase by 1%	$280
Interest rates increase by 2%	$559

Item 4.	Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to review our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit Index
10.1	First Amendment to Financing Agreement, dated as of August 16, 2018, between Harvard Bioscience, Inc., each of the borrowers named therein, the lenders from time to time party thereto, and Cerberus Business Finance, LLC.

31.1	Certification of Vice President, Corporate Controller (Principal Financial Officer) of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Vice President, Corporate Controller (Principal Financial Officer) of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: November 1, 2018

HARVARD BIOSCIENCE, INC.

By:	/S/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

By:	/S/ COREY W. MANCHESTER
Corey W. Manchester
Vice President, Corporate Controller
(Principal Financial Officer)

INDEX TO EXHIBITS

10.1	First Amendment to Financing Agreement, dated as of August 16, 2018, between Harvard Bioscience, Inc., each of the borrowers named therein, the lenders from time to time party thereto, and Cerberus Business Finance, LLC.

31.1	Certification of Vice President, Corporate Controller (Principal Financial Officer) of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Vice President, Corporate Controller (Principal Financial Officer) of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.