Form 10-K
period 2018-12-31
HARVARD BIOSCIENCE INC
filed 2019-03-18
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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
YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
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

The aggregate market value of 28,753,642 shares of voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $153,831,985 based on the closing sales price of the registrant’s common stock, par value $0.01 per share on that date. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

At March 7, 2019, there were 37,667,783 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer, marketer and provider of a broad range of scientific instruments, systems, software and services used to advance life science for basic research, drug discovery, physiologic monitoring, clinical and environmental testing. Our products and services are sold to thousands of researchers in over 100 countries through our global sales organization, websites, catalogs, and through distributors including Thermo Fisher Scientific Inc., VWR and other specialized distributors. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden, Spain, France, Canada, Italy and China.

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

In March of 1996, a group of investors acquired a majority of the then existing business of our predecessor, Harvard Apparatus, Inc. Following this acquisition, our focus was redirected to acquiring complimentary companies with innovative technologies while continuing to grow the existing business through internal product development. Since 1996, we have completed multiple business or product line acquisitions related to our continuing operations.

We are pursuing a strategy to grow the business organically as well as through strategic, accretive acquisitions, including five acquisitions since the fourth quarter of 2014. In January 2018, we acquired Data Sciences International, Inc. (DSI) for approximately $71.1 million. DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversifies our customer base into the biopharmaceutical and contract research organization markets and offers revenue and cost synergies. The acquisition also helped to increase our gross profit margins.

We have also conducted a multi-year restructuring program to reduce costs, align global functions and consolidate facilities to optimize our global footprint, divest non-core businesses and to reinvest in key areas such as sales and marketing and new product development through research and development. As part of these efforts, during the first quarter of 2018, we sold substantially all the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (Denville) for approximately $20.0 million, which included a $3.0 million earn-out provision. Denville was a laboratory products supplier that was no longer core to our vision.

We have also developed many new product lines including: new generation Harvard Apparatus laboratory syringe pumps, Hoefer Gel Electrophoresis systems, Biochrom spectrophotometers and amino acid analysis products, Warner Instruments micro-incubation and perfusion products, CMA Microdialysis probes and guides, Panlab behavioral research products, Harvard Apparatus touch screen ventilators, HEKA PatchMaster data acquisition system, Harvard Apparatus physiological monitoring system, Warner valve control system, BTX electroporation generators, TBSI wireless in vivo telemetry implants and MCS beta screen for diabetic research. Additionally, in 2018, following the DSI acquisition, we introduced into the marketplace, the PhysioTel miniature telemetry devices and Buxco inhalation exposure systems.

Our Strategy

Our vision is to be a world leading life science company that excels in meeting the needs of our customers by providing a wide breath of innovative products and solutions, while providing exemplary customer service. Our business strategy is to grow our top-line and bottom-line, and build shareholder value through a commitment to:

•	commercial excellence;

•	organic growth;

•	operational efficiencies;

•	new product development; and

•	strategic acquisitions.

Our Products

Our broad core product range is currently organized into three commercial product families: Physiology, Cell, Molecular Instruments (PCMI), Data Sciences International (DSI), and Electrophysiology (Ephys). We primarily sell our products under brand names, including Harvard Apparatus, DSI, Ponemah, Buxco, KD Scientific, Hoefer, Biochrom, BTX, Warner Instruments, MCS, HEKA, Hugo Sachs Elektronik, Panlab, Coulbourn Instruments, TBSI, and CMA Microdialysis.

Our products consist of instruments, consumables, systems and software. Our products include scientific instruments like spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. Other products and services are wireless monitors, data acquisition and analysis products and software, and ancillary services including post-contract customer support, training and installation. Sales prices of these products and services range from under $100 to over $100,000. We manufacture our products at our locations in the United States, Germany, Sweden and Spain.

In addition to our proprietary manufactured products, we sell many products that are made by other manufacturers. These distributed products accounted for approximately 15% of our revenues for the year ended December 31, 2018. Distributed products enable us to provide our customers with a single source for their research needs, and consist of a large variety of devices, instruments and consumable items used in experiments involving fluid handling, molecular and cell biology, tissue, organ and animal research. Many of our proprietary manufactured products are leaders in their fields; however, researchers often need complementary products in order to conduct particular experiments. Following is a description of each product family.

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

The PCMI product family also includes spectrophotometers, microplate readers, amino acid analyzers, gel electrophoresis equipment, sample preparation plates and columns, electroporation and electrofusion instruments. We market them under the names Biochrom, BioDrop, Hoefer, Scie-plas, QuikPrep, and BTX. We sell them primarily through our distribution arrangements with various distributors.

Our PCMI product family made up approximately 47.3% of our global revenues for the year ended December 31, 2018.

Data Sciences International Family

Data Sciences International (DSI) provides a complete preclinical platform to assess physiological data for research ranging from basic research, to drug discovery, and drug development services. The Data Sciences International family consists of the DSI and Buxco brands.

DSI develops and manufactures products and provides services for monitoring physiological parameters of animal models used in biomedical research including:

•	The most comprehensive portfolio of implantable and externally-worn telemetry systems. These are commonly used in research to collect cardiovascular, central nervous system, respiratory, metabolic data.

•	Turn-key respiratory system solutions encompassing plethysmograph chambers, data acquisition hardware, physiological signal analysis software, and final report generation.

•	Inhalation and exposure systems providing precise, homogenous aerosol delivery for up to 42 subjects, while integrating respiratory parameters for the ultimate Delivered Dose system.

•	Powerful, GLP-capable data acquisition and analysis systems, capable of integrating third party sensors for a more comprehensive study design.

DSI’s direct sales force supports North America, Europe, and China, with distributors supporting the rest of the world. Our DSI family made up approximately 35.2% of our global revenues for the year ended December 31, 2018.

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

Our Electrophysiology product family made up approximately 17.5% of our global revenues for the year ended December 31, 2018.

Our Customers

Our end-user customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institute of Health (NIH), and contract research organizations (CROs). Our pharmaceutical and biotechnology customers have included pharmaceutical companies and research laboratories such as Pfizer, Amgen, Inc., AstraZeneca plc, Genentech, Inc. and Johnson & Johnson. Our academic customers include major colleges and universities such as Harvard University, Cambridge University, Johns Hopkins University, Massachusetts Institute of Technology, Yale University, the University of California system, Baylor College of Medicine, and the University of Texas - MD Anderson Center. Our CRO customers include Covance and Charles River Laboratories. We have tens of thousands of customers worldwide and no customer accounted for more than 10% of our revenues in 2018.

Sales and Marketing

We conduct direct sales in the United States, the United Kingdom, Germany, France, Italy, Spain, Sweden, Canada and China. We sell primarily through distributors in other countries. For the year ended December 31, 2018, revenues from direct sales to end-users represented approximately 59% of our revenues; and revenues from sales of our products through distributors represented approximately 41% of our revenues.

Direct Sales

We have a global sales organization managing both direct sales and distributors. Our websites and catalogs serve as the primary sales tool for our product lines, which includes both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer of many of our manufactured products creates traffic to our websites, enables cross-selling and facilitates the introduction of new products.

Distributors

We engage distributors for the sales of our own branded and private label products in certain areas of the world and for certain product lines.

Research and Development

Our principal research and development mission is to develop products that address growth opportunities within the life science research process, as well as to maintain and optimize our existing product portfolios. We maintain development staff in many of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation. Our research and development expenses from continuing operations were approximately $11.0 million, and $5.6 million for the years ended December 31, 2018 and 2017, respectively. We anticipate that we will continue to make investments in research and development activities as we deem appropriate. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and acquiring products through business and technology acquisitions.

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

Our manufacturing operations primarily involve assembly and testing activities along with some machine based processes.

Manufacturing Activity	Manufacturing Facility

syringe pumps, ventilators, cell injectors, molecular sample preparation products, electroporation products, electrophysiology products, spectrophotometers, amino acid analysis systems, low-volume, high-throughput liquid dispensers, plate readers, behavioral research products, electrophoresis products and microdialysis products	Holliston, Massachusetts
physiological monitoring products and systems	New Brighton, Minnesota
electrophysiology products	Hamden, Connecticut
electrophysiology products	Reutlingen, Germany
complete organ testing systems	March-Hugstetten, Germany
behavioral research products	Barcelona, Spain
behavioral research products	Durham, North Carolina
microdialysis products	Kista, Sweden

Going forward we will continue to evaluate our manufacturing facilities and operations in order to achieve an optimal manufacturing footprint.

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

We compete with several companies that provide instruments for life science research including, Lonza Group Ltd., Becton Dickinson, Eppendorf AG, Kent Scientific Corporation, Razel Scientific Instruments, Inc., Ugo Basile, Danaher Corporation, Bio-Rad Laboratories, Inc., PerkinElmer, Inc., Thermo Fisher Scientific, Inc. Notocord, Emka Technologies and TSE Systems.

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

Employees

As of December 31, 2018, we employed 547 employees, of which 519 are full-time and 28 are part-time. As of December 31, 2017, we employed 434 employees, of which 413 were full-time and 21 were part-time. The increase in the number of employees was primarily due to our acquisition of DSI in 2018, partially offset by the disposition of Denville during 2018.

Geographical residence information for these employees is summarized in the table below:

As of December 31, 2018

United States	346
Germany	97
United Kingdom	41
Spain	28
China	16
Canada	7
Sweden	6
France	5
Italy	1
Total	547

Geographic Area

Financial information regarding geographic areas in which we operate is provided in Note 22 of the “Notes to Consolidated Financial Statements,” which are included elsewhere in this report.

Executive Officers of the Registrant

The following table shows information about our executive officers as of December 31, 2018.

Name	Age	Position
Jeffrey Duchemin	53	Chief Executive Officer, President and Director
Kam Uninayar	51	Chief Financial Officer
Yong Sun*	55	Vice President and General Manager, PCMI

*Resigned effective as of January 4, 2019.

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

Kam Unninayar was appointed Chief Financial Officer on November 26, 2018.  Prior to joining the company she was recently Chief Financial Officer at Tetraphase, Inc. (NASDAQ:TTPH), a clinical stage biopharmaceutical company. Prior to this, she spent more than eleven years at Thermo Fisher Scientific, a global leader in serving science, across multiple roles leading financial operations, corporate financial planning and analysis, finance for business strategy, and acquisitions and integrations. During her tenure there, she was Vice President of Finance for the Customer Channels group, Laboratory Products and Services segment, and other businesses with revenues that ranged from $200 million to $4 billion. Earlier in her career, Ms. Unninayar held finance roles with increasing responsibilities at Fortune 500 consumer companies. Ms. Unninayar earned an M.B.A. from Wichita State University, as well as a Master of Finance and Control and Bachelor of Commerce from the University of Delhi, India.

Yong Sun resigned as Vice President and General Manager of our PCMI product family, effective as of January 4, 2019. Previously Mr. Sun held the positions of Vice President, Commercial Operations since October 28, 2015, Vice President, Strategic Marketing and Business Development since October 28, 2013 and Vice President, R&D since March 10, 2014. Prior to joining Harvard Bioscience, he served as Vice President of Global Marketing and Americas Sales at Beaver-Visitec International, a company combining former ophthalmic business units from BD and Medtronic; in this role he led global marketing to develop and implement strategic marketing plans in target surgical markets. Prior to this, he served in progressive positions at BD, including Director of Global Marketing & United States Sales. Earlier, he served as Marketing Manager, Global Life Sciences Market & Greater China Region at Eli Lilly & Company’s eLilly Unit (now InnoCentive, Inc.). Mr. Sun, holds an M.B.A. from the MIT Sloan School of Management, a M.S. in environmental science & engineering from Northeastern University and a B.S. in biochemistry from Peking University.

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

Our business strategy includes the acquisition of businesses, technologies, services or products that we believe are a strategic fit with our business. Most recently, in January 2018, we completed the acquisition of Data Sciences International, Inc., (DSI) a privately held physiologic monitoring business with headquarters in St. Paul, Minnesota. With respect to these recent acquisitions or if we undertake any future acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Such transactions are inherently risky, and any such recent or future acquisitions could reduce stockholders’ ownership, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives, which may adversely impact our ability to undertake future acquisitions on substantially similar terms. We may also incur significant expenditures in anticipation of an acquisition that is never realized.

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

We have substantial debt and other financial obligations and significant unused borrowing capacity. On January 31, 2018, we entered into a Financing Agreement with Cerberus Business Finance, LLC, as agent and lender (the Financing Agreement). As of December 31, 2018, we had borrowings of $62.4 million under the Financing Agreement. The Financing Agreement includes financial covenants relating to leverage and fixed charges, as well as other customary affirmative and negative covenants, including limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $1.0 million and for acquisitions in excess of $0.5 million. If we are not in compliance with certain of these covenants, in addition to other actions the creditor may require, the amounts outstanding under the Financing Agreement may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

The obligations under the Financing Agreement and related guarantees are secured on a first-priority basis (subject to certain liens permitted under the Financing Agreement) by a lien on substantially all the tangible and intangible assets of our company and the subsidiary guarantors, including all of the capital stock held by such obligors, subject to a 65% limitation on pledges of capital stock of certain foreign subsidiaries and certain other exceptions. Our Financing Agreement and related obligations:

•	Require us to dedicate significant cash flow to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes;

•	May limit our flexibility in planning for or reacting to changes in our business and market conditions or funding our strategic growth plan;

•	Impose on us additional financial and operational restrictions;

•	Expose us to interest rate risk since a portion of our debt obligations is at variable rates (which is mitigated to a certain extent, by interest rate hedging transactions we entered into in connection with our Financing Agreement); and

•	Restrict our ability to fund certain acquisitions.

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

Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to may such payments, comply with the financial covenants, or any other non-financial or restrictive covenant, would create a default under our Financing Agreement. The maturity date with respect to the loans under the Financing Agreement is currently January 31, 2023. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which such case prior thereto we would have to extend such maturity date, or otherwise repay, refinance and or restructure the obligations under the Financing Agreement, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance or restructure prior to maturity, or any other default existed under the Financing Agreement, our lenders could accelerate the indebtedness under the Financing Agreement, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

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

We manufacture and sell our products worldwide and as a result, our business is subject to risks associated with doing business internationally. A substantial amount of our revenues are derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. We anticipate that revenues from international operations will likely continue to increase as a result of our efforts to expand our business in markets abroad. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Our foreign operations subject us to certain risks, including: effects of fluctuations in foreign currency exchange rates (discussed below); the impact of local economic conditions; local product preferences and seasonality (discussed below) and product requirements; local difficulty to effectively establish and expand our business and operations in international markets; disruptions of capital and trading markets; restrictions and potentially negative tax implications of transfer of capital across borders; differing labor regulations; other factors beyond our control, including potential political instability, terrorism, acts of war, natural disasters and diseases; unexpected changes and increased enforcement of regulatory requirements and various state, federal and international, intellectual property, environmental, antitrust, anti-corruption, fraud and abuse (including anti-kickback and false claims laws) and employment laws; interruption to transportation flows for delivery of parts to us and finished goods to our customers; and laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and other agencies, including the Foreign Investment Risk Review Modernization Act, or FIRRMA, adopted in August 2018.

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

If we incur higher costs as a result of trade policies, treaties, government regulations or tariffs, we may become less profitable.

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current U.S. administration has called for substantial changes to U.S. foreign trade policy including greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Under the current status, we do not expect that this tariff will significantly impact any Harvard Bioscience products and thus the tariff should not have a material adverse effect on our business, financial condition or results of operations. We are unable to predict whether or when additional tariffs will be imposed or the impact of any such future tariff increases.

Recently enacted U.S. government tax reform could have a negative impact on the results of future operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “the Tax Act”, to be effective as of January 1, 2018. The Tax Act contained certain substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. Among other things, the Tax Act reduces the U.S. corporate tax rate from 35% to 21%, imposes significant additional limitations on the deductibility of interest, and allows the expensing of capital expenditures. The Tax Act is highly complex and subject to interpretation. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Reform Act. The Treasury Department and the Internal Revenue Service continue to release regulations relating to and interpretive guidance of the legislation contained in the Tax Act. Any significant variance of our current interpretation of such legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business.

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

We may experience difficulties implementing IT systems including enterprise resource planning systems.

We have been engaged in a project to upgrade and harmonize our enterprise resource planning (ERP) systems. Our ERP systems are critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of any IT systems, including ERP systems has required in the past, and may continue to require, the investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the ERP systems without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of any IT system, including ERP systems could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

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

We anticipate that our financial resources, which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least the next twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. In addition, our Financing Agreement is not sufficient to fund our acquisition strategy. In such case, our inability to raise sufficient capital on favorable terms and in a timely manner (if at all) could seriously harm our business, product development, and acquisition efforts. In addition, our Financing Agreement contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $1.0 million and for acquisitions in excess of $0.5 million. If future financing is not available or is not available on acceptable terms, we may have to alter our operations or change our business strategy. We cannot assure you that the capital required to fund operations or our acquisition strategy will be available in the future.

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

We assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, “Property, Plant and Equipment”. In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by FASB ASC 360 and FASB ASC 350, which could have an adverse effect on net income for the period in which the write-off occurs. At December 31, 2018, we had goodwill and intangible assets of $103.1 million, or 61%, of our total assets and we concluded that none of our goodwill or other intangible assets was impaired.

If our accounting estimates are not correct, our financial results could be adversely affected.

Management judgment and estimates are required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled critical accounting policies beginning on page 30 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, Jeffrey A. Duchemin; the Chief Financial Officer, Kam Unninayar; or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, including the Boston, Massachusetts metropolitan area, England, and Germany where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

We are subject to new U.S. foreign investment regulations which may impose additional burdens on or may limit certain investors' ability to purchase our common stock, potentially making our common stock less attractive to investors.

In October 2018, the U.S. Department of Treasury announced a pilot program to implement part of the Foreign Investment Risk Review Modernization Act, or FIRRMA, effective November 10, 2018.  The pilot program expands the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, to include certain direct or indirect foreign investments in a defined category of U.S. companies.  Among other things, FIRRMA empowers CFIUS to require certain foreign investors to make mandatory filings and permits CFIUS to charge filing fees related to such filings.  Such filings are subject to review by CFIUS.  Any such restrictions on the ability to purchase shares of our common stock that have the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our twelve principal facilities incorporate manufacturing, research and development, sales and marketing, and administration functions. Our facilities consist of:

• a leased 95,529 square foot facility in New Brighton, Minnesota;

• a leased 83,123 square foot facility in Holliston, Massachusetts, which includes our corporate headquarters;

• a leased 22,449 square foot facility in Reutlingen, Germany;

• a leased 20,853 square foot facility in Barcelona, Spain;

• a leased 12,031 square foot facility in March-Hugstetten, Germany.

We also lease additional facilities in Cambourne, England; Hamden, Connecticut; Kista, Sweden; Shanghai, China; Les Ulis, France; St. Augustin, Germany; and Montreal, Canada.

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

Fiscal Year Ended December 31, 2018	High	Low
First Quarter	$5.15	$3.30
Second Quarter	$5.95	$4.20
Third Quarter	$6.65	$5.00
Fourth Quarter	$5.00	$3.03

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$3.25	$2.55
Second Quarter	$2.75	$2.30
Third Quarter	$3.75	$2.35
Fourth Quarter	$3.80	$3.08

On March 7, 2019, the closing sale price of our common stock on the NASDAQ Global Market was $3.79 per share. There were 109 holders of record of our common stock as of March 7, 2019. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer, marketer and provider of a broad range of scientific instruments, systems, software and services used to advance life science for basic research, drug discovery, physiologic monitoring, clinical and environmental testing. Our products and services are sold to thousands of researchers in over 100 countries through our global sales organization, websites, catalogs, and through distributors including Thermo Fisher Scientific Inc., VWR and other specialized distributors. We have sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden, Spain, France, Canada, Italy and China.

We are pursuing a strategy to grow the business organically as well as through strategic, accretive acquisitions, including five acquisitions since the fourth quarter of 2014. In January 2018, we acquired Data Sciences International, Inc. (DSI) for approximately $71.1 million. DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversifies our customer base into the biopharmaceutical and contract research organization markets and offers revenue and cost synergies. The acquisition also helped to increase our gross profit margins.

We have also conducted a multi-year restructuring program to reduce costs, align global functions and consolidate facilities to optimize our global footprint, divest non-core businesses and to reinvest in key areas such as sales and marketing and new product development through R&D. As part of these efforts, during the first quarter of 2018, we sold substantially all the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (Denville) for approximately $20.0 million, which included a $3.0 million earn-out provision. Denville was a laboratory products supplier that was no longer core to our vision.

Our Strategy

Our vision is to be a world leading life science company that excels in meeting the needs of our customers by providing a wide breadth of innovative products and solutions, while providing exemplary customer service. Our business strategy is to grow our top-line and bottom-line, and build shareholder value through a commitment to:

•	commercial excellence;

•	organic growth;

•	operational efficiencies;

•	new product development; and

•	strategic acquisitions.

In the table below, we provide an overview of selected operating metrics.

	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Revenues	$120,774		$77,407
Cost of revenues	57,593	47.7%	38,237	49.4%
Sales and marketing expenses	24,443	20.2%	15,082	19.5%
General and administrative expenses	21,382	17.7%	17,525	22.6%
Research and development expenses	10,988	9.1%	5,645	7.3%
Amortization of intangible assets	5,384	4.5%	1,553	2.0%
Other expense, net	8,959	7.4%	1,986	2.6%
Income from discontinued operations	1,377	1.1%	1,151	1.5%

Components of Operating Income

As previously described above, on January 22, 2018, we sold substantially all the assets of our operating subsidiary, Denville. The sale of Denville represented a strategic shift that had a major effect on our operations and financial results. As such and pursuant to the accounting standards, the operating results of Denville for the years ended December 31, 2018 and 2017 have been presented in discontinued operations in the consolidated statements of operations. Therefore the amounts and percentages discussed below exclude the revenues and expenses of Denville unless otherwise described.

Revenues.     We generate revenues by selling apparatus, instruments, devices, systems, software and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our various product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users included in continuing operations represented approximately 59% and 55% of our revenues for the years ended December 31, 2018 and 2017, respectively.

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

We use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the years ended December 31, 2018 and 2017, approximately 41% and 45% of our total revenues from continuing operations, respectively, were derived from sales to distributors.

For the years ended December 31, 2018 and 2017, approximately 85% and 82% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 15% and 18%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the years ended December 31, 2018 and 2017, approximately 30% and 46% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations. As discussed later under “Selected Results of Operations”, the increase in revenues is primarily attributable to the acquisition of DSI and the effect of currency translation.

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

Sales and marketing expenses.     Sales and marketing expense consists primarily of salaries and related expenses for personnel in sales, marketing and customer support functions. We also incur costs for travel, trade shows, demonstration equipment, public relations and marketing materials, consisting primarily of the printing and distribution of catalogs, supplements and the maintenance of our websites. We may from time to time expand our marketing efforts by employing additional technical marketing specialists in an effort to increase sales of selected categories of products. We may also from time to time expand our direct sales organizations in an effort to concentrate on key accounts or promote certain product lines.

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

Stock-based compensation expenses.     Stock-based compensation expense for the years ended December 31, 2018 and 2017 was $3.0 million and $3.5 million, respectively. Included in stock-based compensation expense for the years ended December 31, 2018 and 2017 was stock-based compensation related to discontinued operations of $0.2 million and $0.1 million, respectively. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses, research and development expenses, and income from discontinued operations.

Selected Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville.

Revenues

Revenues for the year ended December 31, 2018 were $120.8 million, an increase of 56.0%, or $43.4 million, compared to revenues of $77.4 million for the same period in 2017.

The increase in revenues reflects the addition of revenues from DSI in the year ended December 31, 2018 of approximately $42.6 million, while the impact of currency translation positively impacted revenues in the period by approximately $1.3 million. The favorability in currency translation for the year was primarily from the strengthening of the euro and British pound against the U.S. dollar.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Year Ended December 31, 2018

Organic and DSI change	54.3%

Foreign exchange effect	1.7%

Total revenue change	56.0%

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

Cost of revenues

Cost of revenues increased $19.4 million, or 50.6%, to $57.6 million for the year ended December 31, 2018 compared with $38.2 million for the year ended December 31, 2017. The increase in cost of revenues was primarily due to the effect on cost of revenues of the acquisition of DSI which was approximately $18.5 million. Gross profit margin as a percentage of revenues increased to 52.3% for the year ended December 31, 2018 compared with 50.6% for 2017. The increase in gross profit margin is primarily attributable to the effect of higher margin products following the acquisition of DSI. The increase in gross profit margin was offset by the effect of a $3.8 million charge recognized in cost of revenues during the year ended December 31, 2018 related to a purchase accounting inventory fair value step up amortization. This inventory fair value step up was fully recognized into cost of revenues over approximately six months.

Sales and marketing expenses

Sales and marketing expenses increased $9.3 million, or 62.1%, to $24.4 million for the year ended December 31, 2018 compared with $15.1 million for the year ended December 31, 2017. The increase in sales and marketing expenses was primarily due to the impact of the acquisition of DSI, as well as to a lesser extent, increases in employee, consulting, and travel costs.

General and administrative expenses

General and administrative expenses increased $3.9 million, or 22.0%, to $21.4 million for the year ended December 31, 2018 compared with $17.5 million for the year ended December 31, 2017. The increase was primarily attributable to the impact of the acquisition of DSI, as well as an increase in accrued bonus compensation. This increase was partially offset by a decrease in stock-based compensation expense and employee costs.

Research and development expenses

Research and development expenses were $11.0 million for the year ended December 31, 2018, an increase of $5.4 million, or 94.7%, compared with $5.6 million for the year ended December 31, 2017. The increase was primarily due to the impact of the acquisition of DSI.

Amortization of intangible assets

Amortization of intangible asset expenses was $5.4 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. The increase in amortization expense was primarily due to the addition of definite-lived intangible assets as a result of the DSI acquisition.

Other expense, net

Other expense, net, was $9.0 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively. The increase in other expense, net was primarily due to an increase in interest expense, net as a result of higher debt balances during the current period compared to the same period last year as well as transaction costs incurred in 2018 of approximately $3.4 million, related to the acquisition of DSI and divestiture of Denville. These increases were offset by a decrease in foreign currency losses as compared to the prior period. Interest expense was $5.4 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million of currency gains and $0.5 million in currency losses during the years ended December 31, 2018 and 2017, respectively.

Income taxes

Income tax from continuing operations was a benefit of $3.7 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. The effective income tax rate was 46.1% for the year ended December 31, 2018, compared with 23.1% for the same period in 2017. The difference in our effective tax rate year over year was primarily attributable to lower pre-tax income at certain individual subsidiaries in 2018 versus the impact of certain provisions of U.S. tax reform in 2017.

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Act) was signed into law. A majority of the provisions of the Tax Act are effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. Internal Revenue Code which include, but are not limited to: (1) the reduction of the corporate income tax rate from 35% to 21%; (2) the implementation of a modified territorial tax system with a one-time transition tax on previously unremitted earnings of foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (GILTI); (4) the deduction for foreign-derived intangible income (FDII); (5) a new limitation on deductible interest expense; and (6) limitations on the deductibility of certain executive compensation. The impacts of the Tax Act have been recorded in expense from continuing operations and the details are discussed more fully in Note 20, Income Taxes, in the Notes to Consolidated Financial Statements.

Income from discontinued operations

Discontinued operations resulted in income of $1.4 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which included a $3.0 million earn-out provision. The results of Denville were presented in discontinued operations for both the years ended December 31, 2018 and 2017. Income from discontinued operations for the year ended December 31, 2018 included a gain on sale of Denville of $1.3 million and an income tax benefit of $0.4 million. The income tax benefit was mainly due to the reversal of deferred tax liabilities associated with indefinite lived intangibles following the Denville Transaction.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, bank borrowings, and the issuance of common stock. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.

On January 22, 2018, we sold the operations of Denville, and received approximately $15.8 million, net of cash on hand. Simultaneously, we retired the existing debt balances of approximately $11.9 million. On January 31, 2018, we entered into a financing agreement, which comprised of a $64.0 million term loan and up to a $25.0 million line of credit. Finally, on January 31, 2018, we acquired DSI for approximately $68.0 million, net of cash acquired.

As of December 31, 2018, we held cash and cash equivalents from continuing operations of $8.2 million, compared with $5.2 million at December 31, 2017. As of December 31, 2018 and December 31, 2017, we had $60.8 million and $11.7 million of borrowings outstanding under our credit facility, net of deferred financing costs, respectively. Total debt, net of cash and cash equivalents was $52.6 million at December 31, 2018, compared to $6.5 million at December 31, 2017. In addition, we had an underfunded United Kingdom pension liability of approximately $0.9 million and $1.2 million at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and December 31, 2017, cash and cash equivalents held by our foreign subsidiaries was $3.2 million and $4.8 million, respectively. As of December 31, 2017, we changed our indefinite reinvestment assertion to provide that all foreign cash balances above the level required for local operating expenses would be repatriated to the U.S. in tax years after 2017. We maintain this modified assertion at December 31, 2018. As a result of the 2017 Tax Act, post-2017 dividends from qualifying Controlled Foreign Corporations are no longer taxed in the U.S. However, any dividends to the U.S. must still be assessed for withholding tax liability as well as income state tax liability. As a result of our assertion, we determined the potential state income tax liability related to available cash balances at foreign subsidiaries would be immaterial in both 2018 and 2017, and we had an accrued withholding tax liability of $38 thousand as of both December 31, 2018 and December 31, 2017, related to amounts determined to be available for repatriation.

Condensed Cash Flow Statements
(unaudited)

	Year Ended December 31,
	2018	2017
	(in thousands)

Cash flows from operations:
Net loss	$(2,922)	$(865)
Other adjustments to operating cash flows	7,481	5,733
Changes in assets and liabilities	(1,675)	(3,811)
Net cash provided by operating activities	2,884	1,057

Investing activities:
Additions to property, plant and equipment	(986)	(890)
Acquisition, net of cash acquired	(68,548)	-
Disposition, net of cash sold	15,754	-
Other investing activities	(16)	(27)
Net cash used in investing activities	(53,796)	(917)

Financing activities:
Net proceeds from issuance of debt	50,502	(1,952)
Other financing activities	2,551	160
Net cash provided by (used in) financing activities	53,053	(1,792)

Effect of exchange rate changes on cash	299	1,789

Increase in cash and cash equivalents	$2,440	$137

Our operating activities provided cash of $2.9 million and $1.1 million for the year ended December 31, 2018 and 2017, respectively. The decrease in net cash flow from operations was primarily due to the increase in net loss as well as the effect of changes in working capital period over period.

Our investing activities used cash of $53.8 million and $0.9 million for the year ended December 31, 2018 and 2017, respectively. Investing activities during the year ended December 31, 2018 primarily consisted of $68.5 million paid for the acquisition of DSI and $15.8 million received from the disposition of Denville. Investing activities during the year ended December 31, 2017 primarily included cash used for purchases of property, plant and equipment. We spent $1.0 million and $0.9 million on capital expenditures during the year ended December 31, 2018 and 2017, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the year ended December 31, 2018, financing activities provided cash of $53.1 million, compared with $1.8 million of cash used by financing activities for the year ended December 31, 2017. During the year ended December 31, 2018, we borrowed $70.7 million, repaid $20.2 million of debt and ended the year with $60.8 million of borrowings, net of deferred financing costs of $1.6 million. During the year ended December 31, 2017, we borrowed $2.8 million under our credit facility, repaid $4.7 million of debt under our credit facility and term loans and ended the year with $11.7 million of borrowings, net of deferred financing costs of $0.2 million. Net cash proceeds from the issuance of common stock for the years ended December 31, 2018 and 2017 was $4.6 million and $0.2 million, respectively.

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

The obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by us and certain of our existing and subsequently acquired or organized subsidiaries. The Senior Secured Credit Facilities and related guarantees are secured on a first-priority basis (subject to certain liens permitted under the Financing Agreement) by a lien on substantially all the tangible and intangible assets of the Company and its subsidiary guarantors, including all of the capital stock held by such obligors (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries), subject to certain exceptions.

Interest on all loans under the Senior Secured Credit Facilities is paid monthly. Borrowings under the Financing Agreement accrue interest at a per annum rate equal to a LIBOR rate plus 6.25%. The loans are also subject to a 1.25% interest rate floor for LIBOR loans and a 4.25% interest rate floor for base rate loans. As further described under Item 7A, we have hedged a portion of the Financing Agreement using an interest rate swap.

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

As of December 31, 2018 and December 31, 2017, we had borrowings net of debt issuance costs of $60.8 million and $11.7 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to us for similar instruments. As of December 31, 2018, we were in compliance with all financial covenants contained in the Financing Agreement, were subject to covenant and working capital borrowing restrictions and had available borrowing capacity under our Financing Agreement of $9.8 million.

As of December 31, 2018, the weighted effective interest rate, net of the impact of our interest rate swap, on our Term Loan was 8.88%.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, fund our pension obligations, and finance capital expenditures for the next 12 months and beyond. We may however need to incur additional debt or raise equity capital for our business. Additional capital raising activities will dilute the ownership interests of existing stockholders to the extent we raise capital by issuing equity securities and we cannot guarantee that we will be successful in raising additional capital on favorable terms or at all.

Critical Accounting Policies

We believe that our critical accounting policies are as follows:

•	revenue recognition;

•	accounting for income taxes;

•	inventory;

•	valuation of identifiable intangible assets in business combinations;

•	valuation of long-lived and intangible assets and goodwill; and

•	stock-based compensation.

Revenue recognition.     We follow the provisions of FASB ASC 606, “Revenue from Contracts with Customers”. We recognize revenue of our products when transfer of control of these products to the customer occurs. Transfer of control occurs when the Company has a right to payment, and the customer has legal title to the asset and the customer or their selected carrier has possession, which is typically upon shipment. Revenues on products are generally recognized at a point in time. We recognize revenue on our services when services are performed or over the period of time over which the customer benefits from the service.

For sales for which transfer of control occurs upon shipment, we account for shipping and handling costs as fulfilment costs. As such, we record the amounts billed to the customer for shipping costs as revenue and the costs within cost of revenues upon shipment. For sales, for which control transfers to customers after shipment, we have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods to the customer. We therefore accrue for the costs of shipping undelivered items in the period of shipment.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration. Due to our three year cumulative loss position, we concluded that a full valuation allowance was required to offset most U.S. deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets. At December 31, 2018, we have a valuation allowance of $13.9 million, of which $13.0 million relates to our U.S. deferred tax assets. The remainder relates to deferred tax assets in certain foreign jurisdictions.

We assess tax positions taken on tax returns, including recognition of potential interest and penalties, in accordance with the recognition thresholds and measurement attributes outlined in FASB ASC 740. Interest and penalties recognized, if any, would be classified as a component of income tax expense.

Inventory.     We value our inventory at the lower of the actual cost to purchase (first-in, first-out method) and/or manufacture the inventory or the net realizable value of the inventory. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to its estimated net realizable value if less than cost, based primarily on historical inventory usage and estimated forecast of product demand. Since forecasted product demand quite often is a function of previous and current demand, a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change and new product development, and technological advances could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant adverse impact on the value of our inventory and our reported operating results.

Valuation of identifiable intangible assets acquired in business combinations.    The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in our acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or not amortizable and, if the former, the period and the method by which the intangibles asset will be amortized. We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisitions. At December 31, 2018, amortizable intangible assets include existing technology, trade names, distribution agreements, in-process research and development, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 7 to 15 years, 10 to 15 years, 4 to 5 years, 5 to 15 years, 5 to 15 years and 5 to 15 years, respectively.

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

For the purpose of our goodwill analysis, we have one reporting unit. We conducted our annual impairment analysis in the fourth quarter of fiscal year 2018. The determination of the fair value of the reporting unit requires us to make a significant estimate on control premiums appropriate of industries in which we compete. We compared our carrying value to our overall market capitalization.

The results of our test for goodwill impairment showed that the estimated fair value of our business substantially exceeded its carrying value. We concluded that none of our goodwill was impaired.  We also concluded that the fair value of the unamortized intangible assets significantly exceeds the carrying amounts.

Stock-based compensation.     We account for stock-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires us to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units and restricted stock units with a market condition related to our Third Amended and Restated 2000 Stock Option and Incentive Plan, as well as employee stock purchases related to our Employee Stock Purchase Plan (as amended, ESPP). We issue new shares upon stock option exercises, upon the vesting of restricted stock units and restricted stock units with a market condition, and under our ESPP.

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

During the year ended December 31, 2018, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues and a favorable effect on our consolidated net loss. Changes in foreign currency exchange rates resulted in a favorable effect on revenues of approximately $1.3 million and an unfavorable effect on expenses of approximately $1.0 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive (loss) gain during the year ended December 31, 2018, was approximately $2.9 million, compared to a gain of $4.4 million for the year ended December 31, 2017.

Currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million in currency gains and $0.5 million in currency losses during the year ended December 31, 2018 and 2017, respectively.

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

We have made substantial progress in our assessment over the impact of the standard and determined that only material leases that we hold are our building leases. Upon adoption of the standard, we preliminarily expect to record a right of use asset in the range of approximately $9 to $11 million and a lease liability in the range of approximately $10 to $12 million on our consolidated balance sheet. The finalization of our assessment may result in changes to our estimates that may impact our preliminary estimate of the cumulative effect.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. We have not yet completed our assessment of the impact of the new standard on our consolidated financial statements. Currently, we believe that the most notable impact of this ASU will relate to our processes around the assessment of the adequacy of our allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

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

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. We have not yet completed our assessment of the impact of the new standard on our consolidated financial statements.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of December 31, 2018, we had $60.8 million outstanding under our Financing Agreement, net of deferred financing costs.

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

As of December 31, 2018, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 8.88%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement as of December 31, 2018 is quantified and summarized as follows:

If compared to the rate as of December 31, 2018	Interest expense increase
(in thousands)
Interest rates increase by 1%	$283
Interest rates increase by 2%	$566

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is contained in the consolidated financial statements filed as part of this Annual Report on Form 10-K and is listed under Item 15 of Part IV below.

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

We carried out an evaluation, under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of December 31, 2018, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

The Company closed the acquisition of DSI on January 31, 2018. DSI's total assets and revenue constituted 47.6% and 35.2%, respectively, of the Company’s consolidated total assets and revenue as shown on our consolidated financial statements as of and for the year ended December 31, 2018. As the acquisition occurred in the first quarter of fiscal 2018, the Company excluded DSI's internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope in the year of acquisition, if specified conditions are satisfied.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has also been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(e).

(c)           Changes in Internal Controls Over Financial Reporting

There has been no change in the Company's internal control over financial reporting as of December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harvard Bioscience, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Harvard Bioscience, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 18, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Data Sciences International, Inc. (DSI), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 47.6 and 35.2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. As indicated in Management’s Report, DSI was acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of DSI.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 18, 2019

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2019 Annual Meeting of Stockholders. Information concerning executive officers of our Company is included in Part I of this Annual Report on Form 10-K as Item 1. Business- Executive Officers of the Registrant and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated:

1	Financial Statements. The consolidated financial statements of Harvard Bioscience, Inc. and its subsidiaries filed under this Item 15:

Page

	Index to Consolidated Financial Statements	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3

	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017	F-4

	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018 and 2017	F-5

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	F-7

	Notes to Consolidated Financial Statements	F-8

2	Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harvard Bioscience, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 18, 2019

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$8,173	$5,192
Accounts receivable, net of allowance for doubtful accounts of $332 and $193, respectively	21,463	13,382
Inventories	25,087	16,848
Other receivables and other assets	3,109	3,709
Current assets held for sale	-	8,404
Total current assets	57,832	47,535

Property, plant and equipment, net	5,898	3,743
Deferred income tax assets	211	182
Amortizable intangible assets, net	44,532	10,030
Goodwill	57,304	36,336
Indefinite lived intangible assets	1,232	1,244
Other assets	1,604	324
Long term assets held for sale	-	9,960
Total assets	$168,613	$109,354

Liabilities and Stockholders' Equity
Current liabilities:

Current portion, long-term debt	$1,999	$2,765
Accounts payable	7,359	4,410
Deferred revenue	3,820	505
Accrued income taxes	978	395
Accrued expenses	5,762	3,816
Other liabilities - current	1,588	293
Current liabilities held for sale	-	1,857
Total current liabilities	21,506	14,041

Long-term debt, less current installments	58,796	8,983
Deferred income tax liabilities - non-current	2,301	2,653
Other long term liabilities	3,286	1,466
Long term liabilities held for sale	-	1,311
Total liabilities	85,889	28,454

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0 per share, 80,000,000 shares authorized; 45,124,309 and 42,763,985 shares issued and 37,378,802 and 35,018,478 shares outstanding, respectively	436	419
Additional paid-in-capital	226,377	218,792
Accumulated deficit	(119,889)	(116,967)
Accumulated other comprehensive loss	(13,532)	(10,676)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	82,724	80,900
Total liabilities and stockholders' equity	$168,613	$109,354

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017

Revenues	$120,774	$77,407
Cost of revenues (exclusive of items shown separately below)	57,593	38,237
Gross profit	63,181	39,170

Sales and marketing expenses	24,443	15,082
General and administrative expenses	21,382	17,525
Research and development expenses	10,988	5,645
Amortization of intangible assets	5,384	1,553
Total operating expenses, net	62,197	39,805

Operating income (loss)	984	(635)

Other income (expense):
Foreign exchange	148	(534)
Interest expense, net	(5,367)	(713)
Other expense, net	(3,740)	(739)
Other expense, net	(8,959)	(1,986)

Loss from continuing operations before income taxes	(7,975)	(2,621)
Income tax benefit	(3,676)	(605)
Loss from continuing operations	(4,299)	(2,016)
Discontinued operations:
Income from discontinued operations before income taxes	936	534
Income tax benefit	(441)	(617)
Income from discontinued operations, net of tax	1,377	1,151
Net loss	$(2,922)	$(865)

(Loss) earnings per share:
Basic loss per common share from continuing operations	$(0.12)	$(0.06)
Discontinued operations	0.04	0.03
Basic loss per common share	$(0.08)	$(0.02)

Diluted loss per common share from continuing operations	$(0.12)	$(0.06)
Discontinued operations	0.04	0.03
Diluted loss per common share	$(0.08)	$(0.02)

Weighted average common shares:
Basic	36,453	34,753
Diluted	36,453	34,753

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)
(In thousands)

	Year Ended December 31,
	2018	2017

Net loss	$(2,922)	$(865)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,875)	4,445
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(343)	(24)
Amounts reclassified from accumulated other comprehensive (loss) income to net (loss) income	136	61
Derivatives qualifying as hedges, net of tax	(207)	37
Defined benefit pension plans, net of tax:
Amortization of net losses included in net periodic pension costs, net of tax expense of $56 and $62 in 2018 and 2017, respectively	275	300
Net (loss) gain, net of tax benefit of $10 and $246 in 2018 and 2017, respectively	(49)	1,200
Defined benefit pension plans, net of tax	226	1,500
Other comprehensive (loss) income	(2,856)	5,982
Comprehensive (loss) income	$(5,778)	$5,117

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2016	42,187	418	215,134	(116,030)	(16,658)	(10,668)	72,196
Share based payment change in accounting principle	-	-	72	(72)	-	-	-
Stock option exercises	143	2	188	-	-	-	190
Stock purchase plan, net	76	-	140	-	-	-	140
Vesting of restricted stock units	489	-	-	-	-	-	-
Shares withheld for taxes	(131)	(1)	(242)	-	-	-	(243)
Stock compensation expense	-	-	3,500	-	-	-	3,500
Net income	-	-	-	(865)	-	-	(865)
Other comprehensive loss	-	-	-	-	5,982	-	5,982
Balance at December 31, 2017	42,764	419	218,792	(116,967)	(10,676)	(10,668)	80,900
Stock option exercises	1,696	17	5,149	-	-	-	5,166
Stock purchase plan	89	1	159	-	-	-	160
Vesting of restricted stock units	915	-	-	-	-	-	-
Shares withheld for taxes	(340)	(1)	(767)	-	-	-	(768)
Stock compensation expense	-	-	3,044	-	-	-	3,044
Net loss	-	-	-	(2,922)	-	-	(2,922)
Other comprehensive loss	-	-	-	-	(2,856)	-	(2,856)
Balance at December 31, 2018	45,124	$436	$226,377	$(119,889)	$(13,532)	$(10,668)	$82,724

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,922)	$(865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	3,044	3,500
Depreciation	2,423	1,317
Gain on sale of Denville	(1,251)	-
Gain on disposal of fixed assets, net	(3)	(12)
Loss on sale of AHN	-	93
Amortization of catalog costs	28	42
Provision for (recovery of) allowance for doubtful accounts	25	(109)
Amortization of intangible assets	5,431	2,442
Amortization of deferred financing costs	645	44
Deferred income taxes	(2,861)	(1,584)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,792)	196
Decrease (increase) in inventories	2,554	(548)
Increase in other receivables and other assets	(124)	(102)
Increase (decrease) in trade accounts payable	1,593	(918)
Increase in accrued income taxes	612	212
Decrease in accrued expenses	(3,149)	(736)
Increase in deferred revenue	2,492	95
Decrease in other liabilities	(2,861)	(2,010)
Net cash provided by operating activities	2,884	1,057

Cash flows used in investing activities:
Additions to property, plant and equipment	(986)	(890)
Additions to catalog costs	(20)	(39)
Proceeds from sales of property, plant and equipment	4	12
Acquisition, net of cash acquired	(68,548)	-
Disposition, net of cash sold	15,754	-
Net cash used in investing activities	(53,796)	(917)

Cash flow provided by (used in) financing activities:
Proceeds from issuance of debt	70,700	2,750
Repayments of debt	(20,198)	(4,702)
Payments of debt issuance costs	(2,006)	-
Net proceeds from issuance of common stock	4,557	160
Net cash provided by (used in) financing activities	53,053	(1,792)

Effect of exchange rate changes on cash	299	1,789
Increase in cash and cash equivalents	2,440	137
Cash and cash equivalents at the beginning of period, including cash included in assets held for sale	5,733	5,596
Cash and cash equivalents at the end of period, including cash included in assets held for sale	$8,173	$5,733

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,987	$686
Cash refunded for income taxes	$98	$13

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc., a Delaware corporation, is a global developer, manufacturer, marketer and provider of a broad range of scientific instruments, systems, software and services used to advance life science for basic research, drug discovery, physiologic monitoring, clinical and environmental testing. The Company’s products and services are sold to thousands of researchers in over 100 countries through its global sales organization, websites, catalogs, and through distributors including Thermo Fisher Scientific Inc., VWR and other specialized distributors. The Company has sales and manufacturing operations in the United States, the United Kingdom, Germany, Sweden, Spain, France, Italy, Canada and China.

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

For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts due from banks. The Company maintains a portion of its cash in bank deposits, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe it is exposed to any significant risk with respect to these accounts.

(d)	Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on considering factors such as historical experience, credit quality, known troubled accounts, historical experience, factors that may affect a customer’s ability to pay and other currently available evidence.

(e)	Inventories

The Company values its inventories at the lower of the actual cost to purchase (first-in, first-out method) and/or manufacture the inventories or the net realizable value of the inventories. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventories to its estimated net realizable value if less than cost, based primarily on historical inventory usage and estimated forecast of product demand.

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

The Company’s customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institute of Health (NIH) and contract research organizations. The Company also has global and regional distribution partners, and original equipment manufacturer (OEM) customers who incorporate its products into their products under their own brands.

Performance obligations

The Company’s performance obligations under its revenue contracts consist of its instruments, equipment, accessories, services, maintenance and extended warranties. Equipment also includes software that functions together with the tangible equipment to deliver its essential functionality. Contracts with customers may contain multiple promises such as delivery of hardware, software, professional services or post-contract support services. These promises are accounted for as separate performance obligations if they are distinct.  For contracts with customers that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on estimated relative standalone selling price, which does not materially differ from the stated price in the contract. In general, the Company’s list prices are indicative of standalone selling price.

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

Disaggregation of revenue

Refer to Note 19 for revenue disaggregated by type and by geographic region as well as further information about the deferred revenue balances.

(m)	Valuation of Identifiable Intangible Assets Acquired in Business Combinations

The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in the Company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or not amortizable and, if the former, the period and the method by which the intangibles asset will be amortized. The Company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisitions. At December 31, 2018, amortizable intangible assets include existing technology, trade names, distribution agreements, in-process research and development, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 7 to 15 years, 10 to 15 years, 4 to 5 years, 5 to 15 years, 5 to 15 years and 5 to 15 years, respectively.

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

For the purpose of its goodwill analysis, the Company has one reporting unit. The Company conducted its annual impairment analysis in the fourth quarter of fiscal year 2018. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its carrying value to determine if there is any indication of impairment. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets if the carrying amount exceeds the fair value of the asset, the Company would write down the indefinite-lived intangible asset to fair value.

At December 31, 2018, the fair value of the Company significantly exceeded the carrying value. The Company concluded that none of its goodwill was impaired.

The Company evaluates indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount.  Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. At December 31, 2018, the Company concluded that none of its indefinite-lived intangible assets were impaired.

(o)	Impairment of Long-Lived Assets

The Company assesses recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with FASB ASC 360, “Property, Plant and Equipment” when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value. At December 31, 2018, the Company concluded that none of its long-lived assets were impaired.

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

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, and restricted stock units with a market condition related to our Third Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the “Third A&R Plan”) as well as employee stock purchases (“employee stock purchases”) related to its Employee Stock Purchase Plan (as amended, the “ESPP”). The Company issues new shares upon stock option exercises, upon vesting of restricted stock units and restricted stock units with a market condition, and under the Company’s ESPP.

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

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2018 and 2017 consisted of stock-based compensation expense related to stock options, the employee stock purchase plan, and the restricted stock units and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations. Refer to Note 14 for further details.

(s)	Recently Issued Accounting Pronouncements

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

The Company has made substantial progress in its assessment over the impact of the standard and determined that the only material leases that it holds are building leases. Upon adoption of the standard, the Company preliminarily expects to record a right of use asset in the range of approximately $9 to $11 million and a lease liability in the range of approximately $10 to $12 million on its consolidated balance sheet. The finalization of the Company’s assessment may result in changes to the Company’s estimates that may impact its preliminary estimate of the cumulative effect. The Company’s future commitments under lease obligations are summarized in Note 13.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

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

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.

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

The Company adopted this standard as of January 1, 2018 using the modified retrospective approach, and applied the guidance to contracts that were not completed at the date of adoption. The Company’s significant revenue streams currently consist primarily of product revenue transactions, service, maintenance and extended warranty transactions on certain product sales. The timing of recognizing revenues for these revenue streams did not materially change. Additionally, the adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. The Company’s updated revenue recognition policy is described in Note 2 and disaggregated revenue disclosures required under ASC 2014-09 are presented in Note 19.

In May 2017, the FASB issued ASU 2017-09, Stock compensation (Topic 718): Scope of modification accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018, and the new standard did not have a material impact on its consolidated financial position, results of operations and cash flows

(t) Reclassifications

As disclosed in Note 6, on January 22, 2018, the Company sold substantially all the assets of its operating subsidiary, Denville Scientific, Inc. (Denville). The sale of Denville represented a strategic shift that had a major effect on the Company’s operations and financial results. As such and pursuant to Accounting Standards Codification (ASC) 205-20 – Presentation of Financial Statements - Discontinued Operations, the operating results of Denville for the years ended December 31, 2018 and 2017 have been presented in discontinued operations in the consolidated statements of operations. Additionally, the assets and liabilities of Denville as of December 31, 2017 have been recast in the consolidated balance sheet and presented as held for sale. These reclassifications and adjustments had no effect on total amounts within the consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows for any of the periods presented.

3.	Concentrations

No customer accounted for more than 10% of the revenues for the years ended December 31, 2018, and 2017. At December 31, 2018 and 2017, no customer accounted for more than 10% of net accounts receivable.

4.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

(in thousands)	Foreign currency translation adjustments	Derivatives qualifying as hedges	Defined benefit pension plans	Total

Balance at December 31, 2016	$(14,200)	$-	$(2,458)	$(16,658)

Other comprehensive income (loss) before reclassifications	4,445	(24)	1,200	5,621

Amounts reclassified from AOCI	-	61	300	361

Net other comprehensive income	4,445	37	1,500	5,982

Balance at December 31, 2017	$(9,755)	$37	$(958)	$(10,676)

Other comprehensive income before reclassifications	(2,875)	(343)	(49)	(3,267)

Amounts reclassified from AOCI	-	136	275	411

Net other comprehensive (loss) income	(2,875)	(207)	226	(2,856)

Balance at December 31, 2018	$(12,630)	$(170)	$(732)	$(13,532)

The amounts reclassified out of accumulated other comprehensive (loss) income are as follows:

	Affected line item in the	Year Ended December 31,
(in thousands)	Statements of Operations	2018	2017

Amounts Reclassified From AOCI
Derivatives qualifying as hedges
Realized loss on derivatives qualifying as hedges	Interest expense, net	$136	$61
Income tax	Income tax (benefit) expense	-	-
		136	61
Defined benefit pension plans
Amortization of net losses included in net periodic pension costs	General and administrative expenses	331	362
Income tax	Income tax (benefit) expense	(56)	(62)
		275	300

Total reclassifications		$411	$361

5.	Acquisition

On January 31, 2018, the Company acquired all of the issued and outstanding shares of Data Sciences International, Inc. (DSI), a Delaware corporation, for approximately $71.1 million. The Company funded the acquisition from its existing cash balances, excess proceeds from the Denville Transaction discussed in Note 6, and proceeds from the Financing Agreement discussed in Note 15.

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

The aggregate purchase price for this acquisition was allocated to tangible and intangible net assets acquired as follows:

(in thousands)
Tangible assets	$34,010
Liabilities assumed	(11,949)
Net assets	22,061

Goodwill and intangible assets:
Goodwill	21,865
Amortizable intangible assets:
Trade name	3,524
Developed technology	25,570
Customer relationships	9,837
In-process research and development	1,387
Total amortizable intangible assets	40,318
Deferred tax liabilities, net	(13,120)
Total goodwill and intangible assets, net of tax	49,063
Acquisition purchase price	$71,124

Tangible assets and liabilities assumed, as referenced above, consist of the following:

Cash acquired	$2,576
Accounts receivable, net	5,069
Inventories	11,512
Other current assets	810
Property, plant and equipment, net	3,574
Deferred income tax assets, net	10,469
Tangible assets	$34,010

Accounts payable and accrued liabilities	$6,001
Deferred revenue including customer advances	2,976
Other long term liabilities	2,972
Liabilities assumed	$11,949

The allocation of the purchase price for DSI was based on estimates of the fair value of the net assets acquired and was subject to adjustment upon finalization of the valuation of the acquired intangible assets and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions. During the year ended December 31, 2018, the Company made adjustments to the preliminary allocation of the purchase price that was presented in the March 31, 2018 Form 10-Q. The adjustments consisted of an increase of $4.5 million to deferred tax liabilities; an increase of $3.1 million to goodwill; a decrease of $1.6 million to other long term liabilities; an increase of $1.5 million to property, plant and equipment, net; an increase of $0.6 million in accounts payable and accrued liabilities; and an increase of $0.6 million to the purchase price related to a net working capital adjustment. As of December 31, 2018, the Company has finalized the purchase price allocation for DSI.

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

The results of operations for DSI have been included in the Company’s consolidated financial statements from the date of acquisition. The revenues of DSI included in the Company’s consolidated statement of operations from the date of acquisition were approximately $42.6 million for the eleven-month period ended December 31, 2018. The net income of DSI included in the Company’s consolidated statement of operations for the same period was approximately $1.8 million. Included in DSI’s net income was a $3.8 million charge recognized in cost of revenues related to purchase accounting inventory fair value step up amortization. The total inventory fair value step up was recognized into cost of revenues over one inventory turn, or approximately five and a half months. Also included in net income of DSI is $4.0 million of intangible asset amortization expense and $0.6 million of additional depreciation related to a step up of fair value of property, plant and equipment, net.

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

	Year Ended December 31,
	2018	2017
	(in thousands)
Pro Forma
Revenues	$124,319	$121,104
Income (loss) from continuing operations	3,614	(8,454)

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $3.4 million and $0 for the year ended December 31, 2018 and 2017, respectively.

6.	Discontinued Operations

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

The following table is a reconciliation of the major line items of income from discontinued operations presented within the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
	(in thousands)
Revenues	$893	$24,475
Cost of revenues	(534)	(16,048)
Operating and other expenses	(674)	(7,893)
Gain on disposal of discontinued operations	1,251	-
Income from discontinued operations before income taxes	$936	$534
Income tax benefit	(441)	(617)
Income from discontinued operations	1,377	1,151

Included within the adjustments to reconcile net loss to net cash provided by operating activities in the Company’s consolidated statements of cash flows for the year ended December 31, 2018 and 2017, was amortization of intangible assets for Denville of $47 thousand and $0.9 million, respectively. Depreciation and capital expenditures for Denville were immaterial for both periods presented.

7.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	December 31, 2018		December 31, 2017		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$41,268	$(16,215)	$16,173	$(13,179)	7.1	Years
Trade names	7,828	(2,861)	4,443	(2,280)	7.7	Years
Distribution agreements/customer relationships	22,657	(9,509)	13,197	(8,373)	10.6	Years
In-process research and development	1,387	(30)	-	-	7.3	Years
Patents	211	(204)	223	(174)	0.2	Years
Total amortizable intangible assets	73,351	$(28,819)	34,036	$(24,006)

Indefinite-lived intangible assets:
Goodwill	57,304		36,336
Other indefinite-lived intangible assets	1,232		1,244
Total goodwill and other indefinite-lived intangible assets	58,536		37,580

Total intangible assets, gross	$131,887		$71,616

(a) Weighted average life as of December 31, 2018.

The balances presented in the tables above and below exclude intangible assets and allocated goodwill of Denville as of December 31, 2017. Both the intangible assets and the allocated goodwill balances are reported as long term assets held for sale as of December 31, 2017. Refer to Note 6 for further details.

The change in the carrying amount of goodwill for the year ended December 31, 2018 is as follows:

(in thousands)
Balance at December 31, 2016	$38,032
Effect of change in currency translation	1,937
Reclassification of goodwill as held for sale	(3,633)
Balance at December 31, 2017	$36,336
Goodwill arising from business combination	21,865
Effect of change in currency translation	(897)
Balance at December 31, 2018	$57,304

Amortization of intangible assets

Intangible asset amortization expense from continuing operations was $5.4 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $5.7 million for the year ending December 31, 2019, $5.6 million for the year ending December 31, 2020, $5.6 million for the year ending December 31, 2021, $5.6 million for the year ending December 31, 2022, and $5.4 million for the year ending December 31, 2023.

8.	Inventories

Inventories consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Finished goods	$6,936	$5,779
Work in process	3,667	1,042
Raw materials	14,484	10,027
Total	$25,087	$16,848

9.	Property, Plant and Equipment

As of December 31, 2018 and December 31, 2017, property, plant and equipment consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Land, buildings and leasehold improvements	$2,468	$2,197
Machinery and equipment	9,678	7,022
Computer equipment and software	9,685	8,819
Furniture and fixtures	1,390	1,139
Automobiles	115	120
	23,336	19,297
Less: accumulated depreciation	(17,438)	(15,554)
Property, plant and equipment, net	$5,898	$3,743

10.	Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of December 31, 2018 and 2017. Pursuant to a lease agreement, the Company made rent payments of approximately $0.3 million and $0.2 million to the former owners of MCS during the years ended December 31, 2018 and 2017, respectively. The Company made rent payments of approximately $44 thousand and $42 thousand to the former owner of TBSI during the years ended December 31, 2018 and 2017, respectively.

11.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning Balance	(Payments)\ Credits	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2017	$193	(7)	60	$246

Year ended December 31, 2018	$246	(37)	182	$391

12.	Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the 401(k) Plans are at the discretion of management. For the years ended December 31, 2018 and 2017, the Company contributed approximately $0.5 million and $0.6 million, respectively, to the 401(k) Plans.

The Company’s subsidiary in the United Kingdom, Biochrom Limited maintains contributory, defined benefit or defined contribution pension plans for substantially all of its employees. In 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The provisions of FASB ASC 715-20 require that the funded status of the Company’s pension plans be recognized in its balance sheet. FASB ASC 715-20 does not change the measurement or income statement recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. The Company has historically measured the plan assets and benefit obligations as of the balance sheet date.

The components of the Company’s defined benefit pension expense were as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Components of net periodic benefit cost:
Interest cost	502	524
Expected return on plan assets	(779)	(663)
Net amortization loss	222	362
Recognition of net gain/loss due to settlements	110	-
Net periodic benefit cost	$55	$223

The measurement date is December 31 for these plans. The funded status of the Company’s defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(in thousands)
Change in benefit obligation:
Balance at beginning of year	$21,126	$19,214
Service cost	24	-
Interest cost	502	524
Actuarial (gain) loss	(1,056)	26
Settlements due to transfers paid	(267)	-
Benefits paid	(521)	(514)
Currency translation adjustment	(1,107)	1,876
Balance at end of year	$18,701	$21,126

	December 31,
	2018	2017
	(in thousands)
Change in fair value of plan assets:
Balance at beginning of year	$19,972	$16,252
Actual return on plan assets	(1,058)	1,871
Employer contributions	741	689
Settlement due to transfers paid	(263)	-
Benefits paid	(521)	(514)
Currency translation adjustment	(1,052)	1,674
Balance at end of year	$17,819	$19,972

	December 31,
	2018	2017
	(in thousands)
Change in benefit obligation:
Funded status	$(882)	$(1,154)
Unrecognized net loss	N/A	N/A
Net amount recognized	$(882)	$(1,154)

The accumulated benefit obligation for all defined benefit pension plans was $18.7 million and $21.1 million at December 31, 2018 and 2017, respectively.

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2018	2017
	(in thousands)
Deferred income tax assets	$150	$196
Other long term liabilities	(882)	(1,154)
Net amount recognized	$(732)	$(958)

The amounts recognized in accumulated other comprehensive loss, net of tax consist of:

	December 31,
	2018	2017
	(in thousands)
Underfunded status of pension plans	$(732)	$(958)
Net amount recognized	$(732)	$(958)

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Year Ended December 31,
	2018	2017

Discount rate	2.65%	2.43%
Expected return on assets	4.68%	3.86%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of the Company’s defined benefit pension plan obligations. The Company uses the iBoxx AA 15yr+ index, which matches the average duration of its pension plan liability of approximately 15 years. With the current base of assets in the pension plans, a one percent increase/decrease in the discount rate assumption would decrease/increase annual pension expense by approximately $9,000.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2018, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately 15 years, of active plan participants. With the current base of assets, a one percent increase/decrease in the asset return assumption would decrease/increase annual pension expense by approximately $178,000.

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2018 and 2017 measurement dates were as follows:

	December 31,
	2018		2017
	(in thousands)
Asset category:
Equity securities	$9,134	51%	$10,774	54%
Debt securities	3,274	18%	3,204	16%
Liability driven investment funds	4,341	24%	4,685	23%
Cash and cash equivalents	618	4%	856	4%
Other	452	3%	453	3%
Total	$17,819	100%	$19,972	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(in thousands)
Quoted Prices in Active Markets for Identical Assets (Level 1)	$618	$856
Significant Other Observable Inputs (Level 2)	17,201	19,116
Significant Other Unobservable Inputs (Level 3)	-	-
Total	$17,819	$19,972

Level 1 assets consist of cash and cash equivalents held in the pension plans at December 31, 2018. The Level 2 assets primarily consist of investments in private investment funds that are valued using the net asset values provided by the trust or fund, including an insurance contract. Although these funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices.

The Company expects to contribute at least $0.7 million to its pension plans during 2019. These contributions are expected to increase in 2019 and beyond by an immaterial amount in order to accelerate the deficit recovery period.

The benefits expected to be paid from the pension plans are $0.6 million in 2019, $0.5 million in 2020, $0.5 million in 2021, $0.6 million in 2022 and $0.7 million in 2023. The expected benefits to be paid in the five years from 2024—2028 are $4.0 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2018.

13.	Leases

The Company has noncancelable operating leases for office and warehouse space expiring at various dates through 2023 and thereafter. Rent payments for continuing operations were approximately $3.2 million and $1.8 million for the year ended December 31, 2018 and 2017, respectively.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2018, are as follows:

Operating
Leases
(in thousands)
2019	$2,250
2020	2,247
2021	1,987
2022	1,966
2023	1,990
Thereafter	7,559
Net minimum lease payments	$17,999

14.	Capital Stock

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2018, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the ESPP)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. On May 18, 2017, the stockholders of the Company approved an increase of 300,000 shares of common stock in the number of shares available for issuance under the ESPP. Following such amendment, 1,050,000 shares of common stock are authorized for issuance, of which 890,762 shares were issued as of December 31, 2018. There were 89,308 and 76,215 shares issued under the ESPP during the years ended December 31, 2018 and 2017, respectively.

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

On May 24, 2018, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2018 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2018 Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from May 24, 2018 to the earlier of (i) May 24, 2019 or (ii) upon a change of control (measured relative to the NASDAQ Biotechnology index and based on the 20-day trading average price before each such date). As of December 31, 2018, the target number of these restricted stock units that may be earned is 116,944 shares; the maximum amount is 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the years ended December 31, 2017 and 2018 were as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value	Market Condition RSU's Outstanding	Grant Date Fair Value

Balance at December 31, 2016	4,096,818	3.94	1,072,653	3.15	182,150	4.81
Granted	237,700	3.24	1,298,371	2.49	-	-
Exercised	(143,391)	2.48	-	-	-	-
Vested (RSUs)	-	-	(488,570)	3.08	-	-
Cancelled / forfeited	(410,883)	3.93	(85,527)	3.05	(18,023)	4.81
Balance at December 31, 2017	3,780,244	$3.95	1,796,927	$2.69	164,127	$4.81
Granted	104,585	4.48	639,126	4.31	156,944	4.19
Exercised	(1,696,255)	3.50	-	-	-	-
Vested (RSUs)	-	-	(845,326)	2.88	(69,667)	4.81
Cancelled / forfeited	(231,842)	4.96	(356,965)	2.84	(134,460)	4.63
Balance at December 31, 2018	1,956,732	$4.25	1,233,762	$3.36	116,944	$4.19

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

	Year Ended December 31,
	2018	2017

Basic	36,453,126	34,753,325
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSUs	-	-
Diluted	36,453,126	34,753,325

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSUs of approximately 3,307,438 and 5,741,298 shares of common stock for the years ended December 31, 2018 and 2017, respectively, as the impact of these shares would be anti-dilutive.

The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2018 (Aggregate Intrinsic Value, in thousands):

			Options Outstanding				Options Exercisable
Range of Exercise Price			Shares Outstanding at Dec. 31, 2018	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable at Dec. 31, 2018	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value

$2.28	-	3.29	204,476	4.74	$2.71	$96	160,851	3.89	$2.66	$84
3.30	-	3.49	175,200	8.83	3.33	-	58,400	8.83	3.33	-
3.50	-	3.92	159,037	5.95	3.68	-	114,452	4.41	3.64	-
3.93	-	4.08	79,019	2.42	4.04	-	79,019	2.42	4.04	-
4.09	-	4.17	402,325	5.41	4.12	-	402,325	5.41	4.12	-
4.18	-	4.26	49,000	5.75	4.21	-	49,000	5.75	4.21	-
4.27	-	4.38	350,000	4.88	4.31	-	350,000	4.88	4.31	-
4.39	-	5.39	146,550	6.65	4.95	-	121,550	6.09	5.05	-
5.40	-	5.54	203,625	6.18	5.51	-	144,375	6.18	5.51	-
5.55	-	5.75	187,500	6.77	5.58	-	125,625	6.43	5.56	-
$2.28	-	5.75	1,956,732	5.79	$4.25	$96	1,605,597	5.26	$4.26	$84

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.18 as of December 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2018 and 2017 was approximately $2.6 million and $0.1 million, respectively. The total number of in-the-money options that were exercisable as of December 31, 2018 was 160,851.

For the year ended December 31, 2018, the total compensation costs related to unvested awards not yet recognized is $3.2 million and the weighted average period over which it is expected to be recognized is 2.12 years.

Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the employee stock purchase plan for the years ended December 31, 2018 and 2017 was allocated as follows:

	Year Ended
	December 31,
	2018	2017
	(in thousands)

Cost of revenues	$64	$61
Sales and marketing	431	488
General and administrative	2,232	2,695
Research and development	167	139
Discontinued operations	150	117
Total stock-based compensation	$3,044	$3,500

The Company did not capitalize any stock-based compensation.

The weighted-average estimated fair value per share of stock options granted during 2018 and 2017 was $1.83 and $1.32, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018		2017
Volatility	43.28%		41.63%
Risk-free interest rate	2.84%		2.03%
Expected holding period (in years)	4.83	years	5.41	years
Dividend yield	-%		-%

The weighted average fair value of the 2018 Market Condition RSUs which were granted under the Third A&R Plan during the year ended December 31, 2018 was $4.19. There were no Market Condition RSUs granted during the year ended December 31, 2017. The following assumptions were used to estimate the fair value, using a Monte-Carlo valuation simulation, of the Market Condition RSUs granted during the year ended December 31, 2018:

Year Ended December 31,
2018
Volatility	44.02%
Risk-free interest rate	2.27%
Correlation coefficient	0.07%
Dividend yield	-%

The Company used historical volatility to calculate the expected volatility as of December 31, 2018. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options. The expected holding period of stock options represents the period of time options are expected to be outstanding and were based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years.

Stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2018 and 2017 is recognized on awards as they vest and following the adoption of ASU 2016-09 in January 2017, is not reduced for annualized estimated forfeitures.

15.	Long Term Debt

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

Commencing on March 31, 2018, the outstanding term loans amortized in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter. Beginning the quarter ending March 31, 2019, the term loans amortize in installments of $0.6 million per quarter, continuing for the next three quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity.

The obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized subsidiaries. The Senior Secured Credit Facilities and related guarantees are secured on a first-priority basis (subject to certain liens permitted under the Financing Agreement) by a lien on substantially all the tangible and intangible assets of the Company and its subsidiary guarantors, including all of the capital stock held by such obligors (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries), subject to certain exceptions.

Interest on all loans under the Senior Secured Credit Facilities is paid monthly. Borrowings under the Financing Agreement accrue interest at a per annum rate equal to London Interbank Offered Rate (LIBOR) rate plus 6.25%. The loans are also subject to a 1.25% interest rate floor for LIBOR loans and a 4.25% interest rate floor for base rate loans.

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable to the Company and its subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement also contains customary events of default. As of December 31, 2018, the Company was in compliance with all financial covenants contained in the Financing Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Financing Agreement of $9.8 million.

As of December 31, 2018 and December 31, 2017, the Company had borrowings net of debt issuance costs of $60.8 million and $11.7 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of December 31, 2018, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its term loan was 8.88%.

As of December 31, 2018 and December 31, 2017, the Company’s borrowings were comprised of:

	December 31, 2018	December 31, 2017
	(in thousands)
Long-term debt:
Term loan	$62,400	$11,899
Total unamortized deferred financing costs	(1,605)	(151)
Total debt	60,795	11,748
Less: current installments	(2,400)	(2,800)
Current unamortized deferred financing costs	401	35
Long-term debt	$58,796	$8,983

The aggregate amounts of debt maturing during the next five years are as follows:

(in thousands)

2019	$2,400
2020	3,200
2021	3,200
2022	3,200
2023	50,400
Total	$62,400

16.	Derivatives

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

As disclosed in Note 15, on January 31, 2018, the Company entered into a Financing Agreement comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. Shortly after entering into this Financing Agreement, the Company entered into an interest rate swap contract with PNC Bank with a notional amount of $36.0 million and a termination date of January 1, 2023 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”.

The notional amount of the Company’s derivative instruments as of December 31, 2018 was $34.1 million.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of December 31, 2018 and December 31, 2017.

		December 31, 2018
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$34,090	$(170)

		December 31, 2017
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$11,900	$37

(a) See Note 17 for the fair value measurements related to these financial instruments.

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the years ended December 31, 2018 and 2017:

Derivatives in Hedging Relationships	Amount of loss recognized in OCI on derivative (effective portion)
	Year Ended December 31,
	2018	2017
Interest rate swaps	$(343)	$(24)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2018 and 2017:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)
	Year Ended December 31,		Location of amount reclassified from AOCI
	2018	2017	into income (effective portion)
Interest rate swaps	$136	$61	Interest expense, net

As of December 31, 2018, $61 thousand of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt. As a result of terminating the Credit Agreement, as discussed in Note 15, the Company unwound its previous May 2017 interest rate swap contract and received $0.1 million in proceeds.

17.	Fair Value Measurements

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(170)	$-	$(170)

	Fair Value as of December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$37	$-	$37

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

18.	Accrued Expenses

Accrued expenses consist of:

	December 31,
	2018	2017
	(in thousands)
Compensation and payroll	$2,896	$1,540
Professional fees	536	579
Warranty costs	391	246
Local taxes, including VAT	423	376
Customer credits	372	310
Interest	480	33
Rent	255	388
Other	409	344
Total	$5,762	$3,816

19.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue from continuing operations originating from the following geographic areas for the years ended December 31, 2018 and 2017 consist of:

	Year Ended December 31, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$79,614	$13,690	$13,193	$8,571	$115,068
Service, maintenance and warranty contracts	4,438	832	366	70	5,706
Total revenues	$84,052	$14,522	$13,559	$8,641	$120,774

	Year Ended December 31, 2017
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$40,240	$14,224	$10,766	$9,392	$74,622
Service, maintenance and warranty contracts	1,481	819	396	89	2,785
Total revenues	$41,721	$15,043	$11,162	$9,481	$77,407

Deferred revenue

As of December 31, 2018, the Company had approximately $3.8 million in deferred revenue comprised of revenue deferred from service contracts and revenue deferred from advance payments. Changes in deferred revenue from service contracts and advance payments from customers during the period were as follows:

	Year Ended December 31, 2018
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance, beginning of period	$505	$-	$505
Addition due to business combination	848	2,128	2,976
Deferral of revenue	4,305	1,210	5,515
Recognition of deferred revenue	(3,984)	(1,177)	(5,161)
Effect of foreign currency translation	(15)	-	(15)
Balance, end of period	$1,659	$2,161	$3,820

Acquisition of DSI

As discussed in Note 5, the Company acquired DSI, a previously privately held company on January 31, 2018. The Company has adopted ASC 606 with respect to DSI as of January 31, 2018. The tables, revenue recognition policies applied, and product descriptions noted above are thus inclusive of, and reflect revenues of DSI for the periods from the acquisition date.

20.	Income Tax

Income tax from continuing operations was a benefit of approximately $3.7 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. The effective tax rate on continuing operations was 46.1% for the year ended December 31, 2018 compared with 23.1% for the same period in 2017. The difference between the Company’s effective tax rate year over year was primarily attributable to lower pre-tax income at certain individual subsidiaries in 2018 versus the impact of certain provisions of U.S tax reform in 2017.

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Act) was signed into law. A majority of the provisions of the Tax Act are effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. Internal Revenue Code which include, but are not limited to: (1) the reduction of the corporate income tax rate from 35% to 21%; (2) the implementation of a modified territorial tax system with a one-time transition tax on previously unremitted earnings of foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (GILTI); (4) the deduction for foreign-derived intangible income (FDII); (5) a new limitation on deductible interest expense; and (6) limitations on the deductibility of certain executive compensation. In response to the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provided companies with a one-year measurement period to complete the accounting for the tax effects of the Tax Act. The end of the measurement period for purposes of SAB 118 was December 22, 2018. The Company has completed the analysis in accordance with guidance available as of the date of this filing and has recorded the impact as explained below.

At December 31, 2017, the impact of the remeasurement of deferred tax assets and liabilities from 35% to 21% was an expense of $3.2 million which was fully offset by a change in the valuation allowance. The 2017 U.S. tax impact of the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an expense of $3.0 million. This impact was fully offset with net operating loss carryforwards for which a full valuation allowance had been recorded. As a result, no tax expense was recorded. In finalizing its analysis in 2018 the Company recorded an immaterial amount of adjustments to the original provisional amounts. With respect to GILTI, the Company has adopted a policy to account for this provision as a period cost.

For the year ended December 31, 2018, an income tax benefit of $0.4 million was recorded for discontinued operations. For the year ended December 31, 2017,income tax benefit for discontinued operations was $0.6 million.

Income tax expense attributable to income from continued operations for years ended December 31, 2018 and 2017 consisted of:

	Year Ended December 31,
	2018	2017
	(in thousands)
Current income tax (benefit) expense:
Federal and state	$(191)	$253
Foreign	279	297
	88	550
Deferred income tax (benefit) expense):
Federal and state	(3,552)	(1,730)
Foreign	(212)	575
	(3,764)	(1,155)
Total income tax benefit from continuing operations	$(3,676)	$(605)

The total benefit from income taxes included in the statement of operations is as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)

Continuing operations	$(3,676)	$(605)
Discontinued operations	(441)	(617)
Total income tax benefit	$(4,117)	$(1,222)

Income tax benefit for the years ended December 31, 2018 and 2017 differed from the amount computed by applying the U.S. federal income tax rate of 21% and 34%, respectively, to pre-tax continuing operations income as a result of the following:

	Year Ended December 31,
	2018	2017
	(in thousands)
Computed "expected" income tax benefit	$(1,674)	$(892)
Increase (decrease) in income taxes resulting from:
Permanent differences, net	(117)	(118)
Foreign tax rate differential	(11)	23
State income taxes, net of federal income tax benefit	(121)	(103)
Non-deductible stock compensation expense	(329)	174
Acquisition costs	438	-
Impact of U.S. rate change	-	3,159
Tax credits	(242)	(14)
Change in reserve for uncertain tax position	203	(58)
Impact of change to prior year tax accruals	100	72
Impact of adoption of ASU 2016-09	-	(486)
U.S tax on foreign dividends	-	3,149
Foreign withholding taxes	-	38
Conversion of U.S foreign tax credits from credit to deduction	-	648
Change in valuation allowance allocated to income tax benefit	(1,850)	(6,152)
Other	(73)	(45)
Total income tax benefit	$(3,676)	$(605)

Certain prior year amounts in the above table have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the Company’s consolidated financial statements.

Income tax (benefit) expense is based on the following pre-tax income from continuing operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Domestic	$(9,034)	$(3,662)
Foreign	1,059	1,041
Total	$(7,975)	$(2,621)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred income tax assets:
Accounts receivable	$57	$93
Inventory	1,147	891
Operating loss and credit carryforwards	20,095	8,287
Accrued expenses	1,692	-
Pension liabilities	110	151
Contingent consideration	-	2,273
Stock compensation	999	1,667
Other assets	172	122
Total gross deferred assets	24,272	13,484
Less: valuation allowance	(13,899)	(11,447)
Deferred tax assets	$10,373	$2,037

Deferred income tax liabilities:
Indefinite-lived intangible assets	$1,975	$3,166
Definite-lived intangible assets	10,221	2,383
Property, plant and equipment	204	-
Other accrued liabilities	63	270
Total deferred tax liabilities	12,463	5,819
Deferred income tax liability, net	$(2,090)	$(3,782)

Deferred income tax assets and liabilities by classification on the consolidated balance sheets were as follows:

	December 31,
	2018	2017
	(in thousands)

Deferred income tax assets	$211	$182
Deferred income tax liabilities	(2,301)	(2,653)
Long term liabilities held for sale	-	(1,311)
Deferred income tax liability, net	$(2,090)	$(3,782)

As of December 31, 2018 and 2017, the Company maintained a total valuation allowance of $13.9 million and $11.4 million, respectively, which relates to foreign, federal, and state deferred tax assets in both years. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. The movement in the valuation allowance is primarily due to the finalization of purchase accounting for the DSI acquisition and its impact on the valuation allowance related to certain U.S. deferred tax assets.

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

At December 31, 2018, the Company had federal net operating loss carryforwards of $27.2 million, a portion of which ($21.9 million) expires between 2019 and 2037; the remainder have an unlimited carryforward period. The Company’s state net operating loss carryforwards of $17.5 million expire between 2019 and 2037. The Company has foreign tax credits of $0.2 million which begin to expire in 2020, as well as $8.6 million of research and development tax credit carryforwards which begin to expire in 2020. Approximately $1.0 million of the research and development tax credit carryforwards are offset by a reserve for uncertain tax positions. The Company had $0.8 million of alternative minimum tax credit carryforwards which are not subject to expiration and become refundable under the Tax Act beginning in 2018. In addition, the Company had a total of $3.8 million of state investment tax credit carryforwards, research and development tax credit carryforwards, and EZ credit carryforwards, which begin to expire in 2019. The Internal Revenue Code (IRC) limits the amounts of net operating loss carryforwards or credits that a company may use in any one year in the event of a change in ownership under IRC Sections 382 or 383. As a result of the DSI acquisition as well as acquisitions in prior years, certain losses and carryforwards would be subject to such limitation. The Company has provided a full or partial valuation allowance for the portion of state NOLs and federal and state credit carryforwards the Company expects to expire before use.

As of December 31, 2018 and December 31, 2017, cash and cash equivalents held by the Company’s foreign subsidiaries was $3.2 million and $4.8 million, respectively. As of December 31, 2017, the Company changed its indefinite reinvestment assertion to provide that all foreign cash balances above the level required for local operating expenses would be repatriated to the U.S. in tax years after 2017. The Company maintains this modified assertion at December 31, 2018. As a result of the 2017 Tax Act, post-2017 dividends from qualifying Controlled Foreign Corporations are no longer taxed in the U.S. However, any dividends to the U.S. must still be assessed for withholding tax liability as well as state income tax liability. As a result of the Company’s assertion, the Company determined the potential state income tax liability related to available cash balances at foreign subsidiaries to be immaterial in 2018 and 2017. In addition, an accrued withholding tax liability of $38 thousand was recorded as of both December 31, 2018 and December 31, 2017, related to amounts determined to be available for repatriation.

At December 31, 2018 and 2017 the amount of unrecognized tax benefits that would affect the Company’s effective tax rate are shown in the table below:

(in thousands)
Balance at December 31, 2016	$406
Decreases based on tax positions of prior years	(53)
Settlements	(30)
Balance at December 31, 2017	323
Release due to expiration of statute of limitations	(94)
Additions based on tax positions of prior years	242
Additions based on tax positions of acquired entities	1,389
Balance at December 31, 2018	$1,860

In 2017, a German income tax audit was settled for $30 thousand. In 2018, the Company recorded a reserve of $0.2 million related to upcoming audits. Additionally, reserves of $1.4 million were recorded to purchase accounting based on tax positions of acquired entities, including $0.8 million for credits and $0.5 million related to state income tax issues.

The Company anticipates that the total unrecognized tax benefits will be reduced within the next 12 months by approximately $0.5 million due to the expected settlement of certain positions of acquired entities. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2018 and at December 31, 2017, the Company had accrued interest and penalties of $0.1 million and $15 thousand respectively. During 2018 and 2017, the Company recognized a net expense of $31 thousand and $5 thousand, respectively, for interest and penalties in its total tax provision.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in foreign jurisdictions for years before 2014. In the U.S., the Company's net operating loss and tax credit carryforward amounts remain subject to federal and state examination for tax years starting in 2000 as a result of tax losses incurred in prior years. There are currently no pending federal or state tax examinations. The Company is subject to audits by various taxing jurisdictions. At December 31, 2018, the Company received notice of income tax examinations to begin in 2019 at foreign subsidiaries for which reserves have been recorded.

21.	Commitments and Contingent Liabilities

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company is not currently a party to any such material claims or proceedings.

22.	Segment and Related Information

Operating segments are determined by products and services provided by each segment, internal organization structure, the manner in which operations are managed, criteria used by the Chief Operating Decision Maker, or CODM, to assess the segment performance, as well as resource allocation and the availability of discrete financial information. The Company has one operating segment and therefore segment results and consolidated results are the same.

Refer to footnote 19 for a summary of revenue by geographic area of origin.

The following tables summarize additional selected financial information of the Company’s continuing operations by geographic location:

Long-lived assets by geographic area consist of the following:

	December 31,
	2018	2017
	(in thousands)
United States	$42,222	$3,800
Germany	5,022	5,793
United Kingdom	585	966
Rest of the world	2,601	3,214
Long-lived assets held for sale	-	6,327
Total long-lived assets (1)	$50,430	$20,100

(1) Total long-lived assets consists of property, plant and equipment, net and amortizable intangible assets, net.

Net assets by geographic area consist of the following:

	December 31,
	2018	2017
	(in thousands)
United States	$38,921	$15,502
Germany	17,261	18,354
United Kingdom	10,473	14,376
Rest of the world	16,069	17,472
Net assets held for sale	-	15,196
Total net assets	$82,724	$80,900

23.	Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	Charged (credited) to
	Beginning Balance	Bad Debt Expense (Recoveries)	Charged to Allowance (1)	Other (2)	Ending Balance
	(in thousands)

Year ended December 31, 2017	$301	(57)	(68)	17	$193
Year ended December 31, 2018	$193	28	13	98	$332

(1) Consists of accounts written off, net of recoveries.

(2) For 2018 this amount consists of an addition to the allowance of $103,000 due to business combination as well as the effect of currency translation. For 2017, this amount consists solely of the effect of currency translation.

24.	Quarterly Financial Information (unaudited)

Statement of Operations Data:

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)

Revenues	$26,759	$31,522	$28,635	$33,858	$120,774
Cost of revenues	13,490	16,167	12,818	15,118	57,593
Gross profit	13,269	15,355	15,817	18,740	63,181
Total operating expenses	14,535	15,737	14,927	16,998	62,197
Operating (loss) income	(1,266)	(382)	890	1,742	984
Other expense, net	(3,979)	(1,485)	(1,798)	(1,697)	(8,959)
(Loss) income from continuing operations before income taxes	(5,245)	(1,867)	(908)	45	(7,975)
Income tax expense (benefit)	605	(369)	(652)	(3,260)	(3,676)
Net (loss) income from continuing operations	(5,850)	(1,498)	(256)	3,305	(4,299)
Income (loss) from discontinued operations, net of tax	1,786	34	-	(443)	1,377
Net (loss) income	$(4,064)	$(1,464)	$(256)	$2,862	$(2,922)

(Loss) earnings per share:

Basic (loss) earnings per common share from continuing operations	$(0.16)	$(0.04)	$(0.01)	$0.09	$(0.12)
Basic earnings (loss) per common share from discontinued operations	0.05	-	-	(0.01)	0.04
Basic (loss) earnings per common share	$(0.11)	$(0.04)	$(0.01)	$0.08	$(0.08)

Diluted (loss) earnings per common share from continuing operations	$(0.16)	$(0.04)	$(0.01)	$0.09	$(0.12)
Diluted earnings (loss) per common share from discontinued operations	0.05	-	-	(0.01)	0.04
Diluted (loss) earnings per common share	$(0.11)	$(0.04)	$(0.01)	$0.08	$(0.08)

The fourth quarter includes certain true ups in income tax due to the reassessment of valuation allowances in association with certain tax assets and in combination with deferred tax attributes of the newly acquired DSI.

Statement of Operations Data:

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)

Revenues	$18,086	$18,958	$18,717	$21,646	$77,407
Cost of revenues	8,509	9,885	9,217	10,626	38,237
Gross profit	9,577	9,073	9,500	11,020	39,170
Total operating expenses	9,927	9,342	9,890	10,646	39,805
Operating (loss) income	(350)	(269)	(390)	374	(635)
Other expense, net	(400)	(463)	(274)	(849)	(1,986)
Loss from continuing operations before income taxes	(750)	(732)	(664)	(475)	(2,621)
Income tax benefit	(7)	(115)	(19)	(464)	(605)
Loss from continuing operations	(743)	(617)	(645)	(11)	(2,016)
(Loss) income from discontinued operations, net of tax	(323)	236	228	1,010	1,151
Net (loss) income	$(1,066)	$(381)	$(417)	$999	$(865)

Loss (earnings) per share:

Basic (loss) earnings per common share from continuing operations	$(0.02)	$(0.02)	$(0.02)	$-	$(0.06)
Basic (loss) earnings per share from discontinued operations	(0.01)	0.01	0.01	0.03	0.03
Basic (loss) earnings per common share	$(0.03)	$(0.01)	$(0.01)	$0.03	$(0.02)

Diluted (loss) earnings per common share from continuing operations	$(0.02)	$(0.02)	$(0.02)	$-	$(0.06)
Diluted (loss) earnings per common share from discontinued operations	(0.01)	0.01	0.01	0.03	0.03
Diluted (loss) earnings per common share	$(0.03)	$(0.01)	$(0.01)	$0.03	$(0.02)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 18, 2019	By:	/s/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY A. DUCHEMIN Jeffrey A. Duchemin	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2019

/s/ KAM UNNINAYAR Kam Unninayar	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2019

/s/ JAMES GREEN James Green	Director	March 18, 2019

/s/ JOHN F. KENNEDY John F. Kennedy	Director	March 18, 2019

/s/ BERTRAND LOY Bertrand Loy	Director	March 18, 2019

/s/ KATHERINE A. EADE Katherine A. Eade	Director	March 18, 2019

/s/ THOMAS W. LOEWALD Thomas W. Loewald	Director	March 18, 2019

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description	Method of Filing
2.1§	Separation and Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto
2.2§	Share Purchase Agreement between Biochrom Limited, as Buyer, and Multi-Channel Systems Holding GmbH, as Seller, dated as of October 1, 2014	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 1, 2014) and incorporated by reference thereto
2.3§	Stock Purchase Agreement by and among Harvard Bioscience, Inc., as Buyer, Triangle BioSystems, Inc., and the sellers party thereto dated as of October 1, 2014	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 1, 2014) and incorporated by reference thereto
2.4§	Agreement for the Sale and Purchase of All Shares in HEKA GmbH by and among Multi Channel Systems MCS GmbH, as Purchaser, Dr. Peter Schulze GmbH & Co. KG, as Seller, and Dr. Peter Schulze, as Guarantor, dated as of January 8, 2015	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 9, 2015) and incorporated by reference thereto
2.5§	Agreement for the Sale and Purchase of All Shares in HEKA Canada between Ealing Scientific Limited, as Purchaser, and Dr. Peter Schulze, as Seller, dated as of January 8, 2015	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 9, 2015) and incorporated by reference thereto
2.6§	Merger Agreement, dated as of January 22, 2018, between Harvard Bioscience, Inc., Plymouth Sub, Inc. and Data Sciences International, Inc.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 26, 2018) and incorporated by reference thereto
2.7§	Purchase Agreement, dated as of January 22, 2018, between Harvard Bioscience, Inc., Denville Scientific, Inc. and Thomas Scientific, LLC	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 26, 2018) and incorporated by reference thereto
3(i)	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto
3(ii)	Amended and Restated By-laws of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto
3.1	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto

3.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Harvard Bioscience, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto
3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock, dated as of February 27, 2018	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A (filed March 2, 2018) and incorporated by reference thereto
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto
4.2	Amended and Restated Securityholders’ Agreement dated as of March 2, 1999 by and among Harvard Apparatus, Inc., Pioneer Partnership II, Pioneer Capital Corp., First New England Capital, L.P. and Citizens Capital, Inc. and Chane Graziano and David Green	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto
4.3	Shareholders Rights Agreement, dated as of February 5, 2008 between Harvard Bioscience, Inc., and Registrar and Transfer Company, as Rights Agent	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto
10.1 #	Harvard Apparatus, Inc. 1996 Stock Option and Grant Plan	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto
10.2 #	Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option and Incentive Plan	Previously disclosed in the Company’s Proxy Statement on Schedule 14A (filed April 15, 2011) and incorporated by reference thereto
10.3	Harvard Bioscience, Inc. Employee Stock Purchase Plan	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto
10.4	Form of Director Indemnification Agreement	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto
10.5	Lease of Unit 22 Phase I Cambridge Science Park, Milton Road, Cambridge dated May 8, 2008 between The Master Fellows and Scholars of Trinity College Cambridge and Biochrom Limited.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2009) and incorporated by reference thereto
10.6	Lease, dated February 23, 2004, by and between William Cash Forman and Hoefer, Inc.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 15, 2004) and incorporated by reference thereto
10.7 +	Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto

10.8	Lease Agreement Between Seven October Hill, LLC and Harvard Bioscience, Inc. dated December 30, 2005.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto
10.9 #	Form of Incentive Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.10 #	Form of Non-Qualified Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.11 #	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.12	Amended and Restated Revolving Credit Loan Agreement, dated as of August 7, 2009, by and among Harvard Bioscience, Inc. and the Lenders from time to time party thereto, including Bank of America, N.A. (both in its capacity as “Lender” and in its capacity as “Agent”), and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 13, 2009) and incorporated by reference thereto
10.13	Amendment No. 2, dated as of May 22, 2010, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 3, 2010) and incorporated by reference thereto
10.14 #	Form of Deferred Stock Award Agreement under the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option And Incentive Plan, as amended	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto
10.15 #	Director Compensation Arrangements	Filed with this report
10.16	Amendment No. 1 to the Harvard Bioscience, Inc. Employee Stock Purchase Plan, effective as of January 1, 2012	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto
10.17 #	First Amendment to Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option and Incentive Plan, effective as of March 9, 2013	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto
10.18	Second Amended and Restated Revolving Credit Agreement, dated as of March 29, 2013, by and among Harvard Bioscience, Inc. and the Lenders from time to time party thereto, including Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 3, 2013) and incorporated by reference thereto
10.19	Amendment No. 2 to the Harvard Bioscience, Inc. Employee Stock Purchase Plan, effective as of May 23, 2013	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto
10.20	First Amendment to Second Amended and Restated Credit Agreement dated as of May 30, 2013, with an effective date as of April 30, 2013, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto

10.21 #	Employment Agreement, dated August 26, 2013, between Harvard Bioscience, Inc. and Jeffrey A. Duchemin	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed August 29, 2013) and incorporated by reference thereto
10.22 #	Offer letter dated September 30, 2013 between Harvard Bioscience, Inc. and Yong Sun	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 19, 2014) and incorporated by reference thereto
10.23 #	Employment Agreement, dated October 2, 2013, between Harvard Bioscience, Inc. and Robert E. Gagnon	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 16, 2013) and incorporated by reference thereto
10.24	Second Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of October 31, 2013, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 14, 2014) and incorporated by reference thereto
10.25	Intellectual Property Matters Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto
10.26	Product Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto
10.27	Tax Sharing Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto
10.28	Transition Services Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto
10.29 #	Amendment to Employment Agreement between Harvard Bioscience, Inc. and Jeffrey A. Duchemin, effective July 30, 2014.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 31, 2014) and incorporated by reference thereto
10.30 #	Amendment to Employment Agreement between Harvard Bioscience, Inc. and Robert E. Gagnon, effective July 30, 2014.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 31, 2014) and incorporated by reference thereto
10.31	Amendment No. 3, dated as of May 30, 2014, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 7, 2014) and incorporated by reference thereto
10.32 #	Second Amendment to Employment Agreement, dated as of March 1, 2015, between Harvard Bioscience, Inc. and Jeffrey A. Duchemin	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 7, 2015) and incorporated by reference thereto

10.33	Third Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of April 24, 2015, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 6, 2015) and incorporated by reference thereto
10.34	Fourth Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of June, 30, 2015, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 6, 2015) and incorporated by reference thereto
10.35 #	Form of Deferred Stock Award Agreement under the Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option And Incentive Plan, as amended	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed November 5, 2015) and incorporated by reference thereto
10.36	Fifth Amendment to Second Amended and Restated Credit Agreement and Waiver dated as of November 5, 2015, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed April 29, 2016) and incorporated by reference thereto
10.37	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of March 9, 2016, by and among Harvard Bioscience, Inc. Bank of America, N.A. and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 16, 2016) and incorporated by reference thereto
10.38	Limited Consent and Waiver dated as of May 5, 2016 by and among Harvard Bioscience, Inc., Bank of America, N.A and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 4, 2016) and incorporated by reference thereto
10.39 #	Third Amendment to Employment Agreement, dated as of May 26, 2016, between Harvard Bioscience, Inc. and Jeffrey A. Duchemin	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 27, 2016) and incorporated by reference thereto
10.40 #	Second Amendment to Employment Agreement, dated as of May 26, 2016, between Harvard Bioscience, Inc. and Robert E. Gagnon	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 27, 2016) and incorporated by reference thereto
10.41 #	Employment Agreement, dated as of May 26, 2016, between Harvard Bioscience, Inc. and Yong Sun	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 27, 2016) and incorporated by reference thereto
10.42	Limited Consent and Waiver dated as of November 1, 2016, and effective as of October 26, 2016 by and among Harvard Bioscience, Inc., Bank of America, N.A and Brown Brothers Harriman & Co.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 17, 2017) and incorporated by reference thereto
10.43	Lease Agreement, dated as of August 15, 2008, between AX US L.P. (as assigned to it by New Brighton 14th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2018) and incorporated by reference thereto
10.44	First Amendment to Lease Agreement, dated as of February 26, 2008, between AX US L.P. (as assigned to it by New Brighton 14th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2018) and incorporated by reference thereto

10.45	Second Amendment to Lease Agreement, dated as of August 4, 2008, between AX US L.P. (as assigned to it by New Brighton 14th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2018) and incorporated by reference thereto
10.46	Financing Agreement, dated as of January 31, 2018, between Harvard Bioscience, Inc., each of the borrowers named therein, the lenders from time to time party thereto, and Cerberus Business Finance, LLC	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 2, 2018) and incorporated by reference thereto
10.47 #	Employment Agreement, dated October 18, 2018, between Harvard Bioscience, Inc. and Kam Unninayar.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed October 22, 2018) and incorporated by reference thereto
10.48	First Amendment to Financing Agreement, dated as of August 16, 2018, between Harvard Bioscience, Inc., each of the borrowers named therein, the lenders from time to time party thereto, and Cerberus Business Finance, LLC.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed November 1, 2018) and incorporated by reference thereto
10.49	Third Amendment to Lease Agreement, entered into as of November 1, 2018, with an effective date as of October 25, 2018, between Data Sciences International, Inc. and AX US L.P.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 7, 2018) and incorporated by reference thereto
10.50 #	Second Amendment to Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option Plan, effective as of May 28, 2015.	Filed with this report
10.51 #	Amendment No. 3 to Harvard Bioscience, Inc. Employee Stock Purchase Plan, effective as of May 18, 2017.	Filed with this report
10.52 #	Third Amendment to Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option and Incentive Plan, effective as of May 17, 2018.	Filed with this report
16.1	Letter from KPMG to the Securities and Exchange Commission, dated as of May 9, 2017	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 11, 2017) and incorporated by reference thereto
21.1	Subsidiaries of the Registrant	Filed with this report
23.1	Consent of Grant Thornton LLP	Filed with this report
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	Filed with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the Commission).
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934
#	Management contract or compensatory plan or arrangement.
§

The schedules and exhibits have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request.

The Company will furnish to stockholders a copy of any exhibit without charge upon written request.