Form 10-Q
period 2019-03-31
HARVARD BIOSCIENCE INC
filed 2019-05-08
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES     ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HBIO	The NASDAQ Stock Market

As of May 2, 2019, there were 37,687,608 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,030	$8,173
Accounts receivable, net of allowance for doubtful accounts of $341 and $332, respectively	18,788	21,463
Inventories	26,557	25,087
Other receivables and other assets	3,222	3,109
Total current assets	53,597	57,832

Property, plant and equipment, net	5,582	5,898
Operating lease right-of-use assets	9,106	-
Deferred income tax assets	208	211
Amortizable intangible assets, net	42,991	44,532
Goodwill	57,375	57,304
Other indefinite lived intangible assets	1,228	1,232
Other assets	1,249	1,604
Total assets	$171,336	$168,613

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$2,207	$5,982
Current portion, operating lease liabilities	2,297	-
Accounts payable	7,311	7,359
Deferred revenue	3,715	3,820
Accrued income taxes	1,339	978
Accrued expenses	5,377	5,762
Other liabilities - current	1,895	1,588
Total current liabilities	24,141	25,489

Long-term debt, less current installments	54,135	54,813
Deferred income tax liabilities	2,289	2,301
Operating lease liabilities	9,062	-
Other long term liabilities	1,360	3,286
Total liabilities	90,987	85,889

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 45,433,115 and 45,124,309 shares issued and 37,687,608 and 37,378,802 shares outstanding, respectively	436	436
Additional paid-in-capital	226,547	226,377
Accumulated deficit	(122,259)	(119,889)
Accumulated other comprehensive loss	(13,707)	(13,532)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	80,349	82,724
Total liabilities and stockholders' equity	$171,336	$168,613

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Revenues	$28,202	$26,759
Cost of revenues	12,048	13,490
Gross profit	16,154	13,269

Sales and marketing expenses	6,306	5,646
General and administrative expenses	5,649	5,384
Research and development expenses	2,735	2,402
Amortization of intangible assets	1,430	1,103
Total operating expenses	16,120	14,535

Operating income (loss)	34	(1,266)

Other expense:
Foreign exchange	(179)	(347)
Interest expense, net	(1,405)	(894)
Other expense, net	(244)	(2,738)
Other expense, net	(1,828)	(3,979)

Loss from continuing operations before income taxes	(1,794)	(5,245)
Income tax expense	576	605
Loss from continuing operations	(2,370)	(5,850)
Discontinued operations:
Income from discontinued operations before income taxes	-	913
Income tax expense (benefit)	-	(873)
Income from discontinued operations	-	1,786
Net loss	$(2,370)	$(4,064)

(Loss) earnings per share:
Basic loss per common share from continuing operations	$(0.06)	$(0.16)
Basic earnings per common share from discontinued operations	-	0.05
Basic loss per common share	$(0.06)	$(0.11)

Diluted loss per common share from continuing operations	$(0.06)	$(0.16)
Diluted earnings per common share from discontinued operations	-	0.05
Diluted loss per common share	$(0.06)	$(0.11)

Weighted average common shares:
Basic	37,645	35,463

Diluted	37,645	35,463

Comprehensive loss:
Net loss	$(2,370)	$(4,064)
Foreign currency translation adjustments	4	1,506
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(196)	(254)
Amounts reclassified from accumulated other comprehensive loss to net loss	17	(25)
Total comprehensive loss	$(2,545)	$(2,837)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)
Three Months Ended March 31, 2019

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2018	45,124	436	226,377	(119,889)	(13,532)	(10,668)	82,724
Stock option exercises	3	-	-	-	-	-	-
Vesting of restricted stock units	440	-	(421)	-	-	-	(421)
Shares withheld for taxes	(134)	-	-	-	-	-	-
Stock compensation expense	-	-	591	-	-	-	591
Net loss	-	-	-	(2,370)	-	-	(2,370)
Other comprehensive loss	-	-	-	-	(175)	-	(175)
Balance at March 31, 2019	45,433	$436	$226,547	$(122,259)	$(13,707)	$(10,668)	$80,349

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)
Three Months Ended March 31, 2018

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2017	42,764	419	218,792	(116,967)	(10,676)	(10,668)	80,900
Stock option exercises	298	1	816	-	-	-	817
Vesting of restricted stock units	532	5	-	-	-	-	5
Shares withheld for taxes	(185)	(3)	(600)	-	-	-	(603)
Stock compensation expense	-	-	1,012	-	-	-	1,012
Net loss	-	-	-	(4,064)	-	-	(4,064)
Other comprehensive income	-	-	-	-	1,227	-	1,227
Balance at March 31, 2018	43,409	$422	$220,020	$(121,031)	$(9,449)	$(10,668)	$79,294

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,370)	$(4,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	591	1,012
Depreciation	538	495
Gain on sale of Denville	-	(1,227)
Amortization of catalog costs	5	6
Provision for allowance for doubtful accounts	(16)	5
Amortization of intangible assets	1,430	1,150
Amortization of deferred financing costs	91	276
Deferred income taxes	(1)	(1,354)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,695	149
(Increase) decrease in inventories	(1,416)	799
Decrease in other receivables and other assets	536	650
(Decrease) increase in trade accounts payable	(118)	1,346
Increase in accrued income taxes	380	173
(Decrease) increase in accrued expenses	(76)	850
(Decrease) increase in deferred revenue	(116)	429
Decrease in other liabilities	(143)	(247)
Net cash provided by operating activities	2,010	448

Cash flows used in investing activities:
Additions to property, plant and equipment	(143)	(493)
Additions to catalog costs	(9)	(13)
Acquisition, net of cash acquired	-	(67,413)
Disposition, net of cash sold	-	15,730
Net cash used in investing activities	(152)	(52,189)

Cash flows (used in) provided by financing activities:
Proceeds from issuance of debt	-	67,000
Repayments of debt	(4,583)	(14,047)
Payments of debt issuance costs	-	(1,928)
(Net taxes paid for) net proceeds from issuance of common stock	(421)	219
Net cash (used in) provided by financing activities	(5,004)	51,244

Effect of exchange rate changes on cash	3	755
(Decrease) increase in cash and cash equivalents	(3,143)	258
Cash and cash equivalents at the beginning of period	8,173	5,733
Cash and cash equivalents at the end of period	$5,030	$5,991

Supplemental disclosures of cash flow information:
Cash paid for interest	$927	$944
Cash paid (refunded) for income taxes	$94	$(489)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2019, results of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018, as applicable, have been made. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Prior Period Financial Statement Correction of Immaterial Error

During the quarter ended March 31, 2019, the Company identified an immaterial misclassification error in the Company’s consolidated balance sheet as of December 31, 2018.  The immaterial misclassification understated current portion, long term debt and overstated long term debt, less current installments.  This misclassification, in the amount of approximately $4.0 million, related to the classification of the Company’s excess cash flow payment made to its lenders during the quarter ended March 31, 2019 as long term instead of current on its consolidated balance sheet at December 31, 2018.  The misclassification had no impact on total reported debt.  Refer to footnote 14 for further details. The Company assessed the materiality of this error on the financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that it was not material to any prior annual or interim periods.  The Company recorded an adjustment to decrease long term debt, less current installments and increase current portion, long term debt in the consolidated balance sheet at December 31, 2018 with no impact on total reported debt.

Reclassifications

As disclosed in Note 5, on January 22, 2018, the Company sold substantially all the assets of its operating subsidiary, Denville Scientific, Inc. (Denville). The sale of Denville represented a strategic shift that had a major effect on the Company’s operations and financial results. As such and pursuant to Accounting Standards Codification (ASC) 205-20 – Presentation of Financial Statements - Discontinued Operations, the operating results of Denville for the three months ended March 31, 2018 have been presented in discontinued operations in the consolidated statements of operations. These reclassifications and adjustments had no effect on total amounts within the consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows for any of the periods presented.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019. Except for the accounting for leases as noted below there have been no material changes in the company’s significant accounting policies during the three months ended March 31, 2019.

Leases

The Company accounts for its leases in accordance with ASC 842 Leases. The Company leases office space, manufacturing facilities, automobiles and equipment. The Company concludes on whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right to the Company to control the use of identified property, plant or equipment for period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight line basis over the lease term.

As of March 31, 2019, the Company has assessed its contracts and concluded that its leases consist of operating leases. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of the Company’s credit rating, country risk, treasury and corporate bond yields, as well as comparison to the Company’s borrowing rate on its most recent loan. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Additionally, for its leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

2.	Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) which amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging. The Board’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. The Company adopted this guidance as of January 1, 2019, and it did not have a material impact on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on its balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elected to utilize a practical expedient in its method of adoption of the standard and adopted the guidance as of January 1, 2019.  Under this expedient, which is a “current-period adjustment method,” the Company applied ASC 842 as of January 2019 and recognized operating lease liabilities of $11.7 million and right of use assets of $9.4 million for all leases with lease terms of more than 12 months. There was no impact to retained earnings as of that date. In addition, the Company adopted the guidance by electing the following practical expedients: (1) the Company did not reassess whether any expired or existing contracts contained leases, (2) the Company did not reassess the lease classification for any expired or existing leases, and (3) the Company excluded variable payments from the lease contract consideration and recorded those as incurred. The Company’s future commitments under lease obligations and additional disclosures are summarized in Note 12.

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

(in thousands)	Foreign currency translation adjustments	Derivatives qualifying as hedges	Defined benefit pension plans	Total

Balance at December 31, 2018	$(12,630)	$(170)	$(732)	$(13,532)

Other comprehensive income (loss) before reclassifications	4	(196)	-	(192)
Amounts reclassified from AOCI	-	17	-	17

Other comprehensive income (loss)	4	(179)	-	(175)

Balance at March 31, 2019	$(12,626)	$(349)	$(732)	$(13,707)

4.	Acquisition

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

Tangible assets and liabilities assumed, as referenced above, consisted of the following:

Cash acquired	$2,576
Accounts receivable, net	5,069
Inventories	11,512
Other current assets	810
Property, plant and equipment, net	3,574
Deferred income tax assets, net	10,469
Tangible assets	$34,010

Accounts payable and accrued liabilities	$6,001
Deferred revenue including customer advances	2,976
Other long term liabilities	2,972
Liabilities assumed	$11,949

The Company finalized the purchase price allocation for DSI as of December 31, 2018. The weighted-average amortization periods for definite-lived intangible assets acquired was 9.4 years for tradenames, 8.2 years for developed technology, 12.4 years for customer relationships and 7.4 years for in-process research and development assets. The weighted average amortization period for all definite-lived intangible assets acquired was 9.3 years.

Goodwill recorded as a result of the acquisition of DSI is not deductible for tax purposes.

The results of operations for DSI have been included in the Company’s consolidated financial statements from the date of acquisition. The revenues of DSI included in the Company’s consolidated statement of operations from the date of acquisition to March 31, 2018 were approximately $7.6 million. The net loss of DSI included in the Company’s consolidated statement of operations for the same period was approximately $0.4 million. Included in the net loss for the three months ended March 31, 2018 was a $1.5 million charge recognized in cost of revenues related to purchase accounting inventory fair value step up amortization. The total inventory fair value step up was valued at $3.8 million and was recognized into cost of revenues over one inventory turn, or approximately five and a half months. Also included in the net loss of DSI for that period was $0.7 million of intangible asset amortization expense.

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

Three Months Ended March 31, 2018
(in thousands)
Pro Forma
Revenues	$30,071
Loss from continuing operations	(2,168)

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $0 and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

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

The following table is a reconciliation of the major line items of income from discontinued operations presented within the Company’s consolidated statements of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues	$-	$893
Cost of revenues	-	(534)
Operating and other expenses	-	(673)
Gain on disposal of discontinued operations	-	1,227
Income from discontinued operations before income taxes	$-	$913
Income tax benefit	-	(873)
Income from discontinued operations	-	1,786

Total operating and investing cash flows for Denville in the Company’s consolidated statements of cash flows for the three months ended March 31, 2018, were immaterial There were no operating or investing cash flows for Denville in the Company’s consolidated statements of cash flows for the three months ended March 31, 2019.

6.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	March 31, 2019		December 31, 2018		Weighted Average Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$41,285	$(17,173)	$41,268	$(16,215)	6.9	Years
Trade names	7,786	(3,007)	7,828	(2,861)	7.5	Years
Distribution agreements/customer relationships	22,538	(9,780)	22,657	(9,509)	10.4	Years
In-process research and development	1,387	(45)	1,387	(30)	7.2	Years
Patents	218	(218)	211	(204)	-	Years
Total amortizable intangible assets	73,214	$(30,223)	73,351	$(28,819)

Indefinite-lived intangible assets:
Goodwill	57,375		57,304
Other indefinite-lived intangible assets	1,228		1,232
Total goodwill and other indefinite-lived intangible assets	58,603		58,536

Total intangible assets, gross	$131,817		$131,887

(a) Weighted average life as of March 31, 2019.

The change in the carrying amount of goodwill for the three months ended March 31, 2019 is as follows:

(in thousands)
Balance at December 31, 2018	$57,304
Effect of change in currency translation	71
Balance at March 31, 2019	$57,375

Amortization of intangible assets

Intangible asset amortization expense from continuing operations was $1.4 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $5.6 million for the year ending December 31, 2019, $5.6 million for the year ending December 31, 2020, $5.6 million for the year ending December 31, 2021, $5.5 million for the year ending December 31, 2022 and $5.4 million for the year ending December 31, 2023.

7.	Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Finished goods	$7,679	$6,936
Work in process	3,834	3,667
Raw materials	15,044	14,484
Total	$26,557	$25,087

8.	Property, Plant and Equipment

As of March 31, 2019 and December 31, 2018, property, plant and equipment consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Land, buildings and leasehold improvements	$2,542	$2,468
Machinery and equipment	9,907	9,678
Computer equipment and software	9,713	9,685
Furniture and fixtures	1,407	1,390
Automobiles	114	115
	23,683	23,336
Less: accumulated depreciation	(18,101)	(17,438)
Property, plant and equipment, net	$5,582	$5,898

9.	Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of the acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of March 31, 2019 and 2018. Pursuant to a lease agreement, the Company made rent payments of approximately $78 thousand and $79 thousand to the former owners of MCS for the three months ended March 31, 2019 and 2018, respectively. The Company made rent payments of approximately $11 thousand to the former owner of TBSI for both the three months ended March 31, 2019 and 2018.

10.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning Balance	(Payments)\ Credits	Additions	Ending Balance
	(in thousands)

Year ended December 31, 2018	$246	(37)	182	$391

Three months ended March 31, 2019	$391	(22)	1	$370

11.	Employee Benefit Plans

The Company’s subsidiary in the United Kingdom, Biochrom Limited, maintains contributory, defined benefit pension plans for substantially all of its employees. These defined benefit pension plans have been closed to new employees since 2014, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$132	$132
Expected return on plan assets	(182)	(204)
Net amortization loss	76	58
Net periodic benefit cost (income)	$26	$(14)

For the three months ended March 31, 2019 and 2018, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. The Company expects to contribute at $0.5 million to its defined benefit pension plans during the remainder of 2019.

The Company had an underfunded pension liability of approximately $0.9 million as of March 31, 2019 and December 31, 2018 included in the other long term liabilities line item in the consolidated balance sheets.

12.	Leases

The Company has noncancelable operating leases for office, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2023 and thereafter. As discussed in Footnote 1, the Company adopted ASC 842 as of January 1, 2019, using a current period adjustment method. In accordance with this method, the Company recognized a right of use asset of $9.4 million and an operating lease liability of $11.7 million as of January 1, 2019. As a result of using the current period adjustment method, the lease expense for three months ended March 31, 2019 and 2018 was recognized under ASC 842, and ASC 840, the previous standard, respectively.

The components of lease expense for the three months ended March 31, 2019 are as follows:

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$523
Short term lease cost	76
Sublease income	(102)
Total lease cost	$497

Supplemental cash flow information related to the Company's operating leases was as follows

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$702

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-

Supplemental balance sheet information related to the Company's operating leases was as follows:

	March 31, 2019
	(in thousands)
Operating lease right-of use assets	$9,106

Current portion, operating lease liabilities	$2,297
Operating lease liabilities, long term	9,062
Total operating lease liabilities	$11,359

Weighted average remaining lease term	8.6	years
Weighted average discount rate	9.2%

Rent payments for continuing operations were approximately $0.5 million for the three months ended March 31, 2018. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at March 31, 2019, are as follows:

Operating Leases
(in thousands)
2020	$2,297
2021	2,268
2022	1,862
2023	1,813
2024	1,795
Thereafter	6,970
Total lease payments	17,005
Less interest	(5,646)
Total operating lease liabilities	11,359

13.	Capital Stock

Common Stock

The Company has 80.0 million shares of common stock authorized for issuance. As of March 31, 2019, the Company had 37.7 million shares of common stock issued and outstanding.

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of March 31, 2019, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the ESPP)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. As of March 31, 2019, 1,050,000 shares of common stock are authorized for issuance, of which 890,762 shares were issued. There were no shares issued under the ESPP during the three months ended March 31, 2019 and 2018, respectively.

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

Restricted Stock Units with a Market Condition (the Market Condition RSUs)

On May 24, 2018, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2018 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2018 Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from May 24, 2018 to the earlier of (i) May 24, 2019 or (ii) upon a change of control (measured relative to the NASDAQ Biotechnology index and based on the 20-day trading average price before each such date). As of March 31, 2019, the target number of these restricted stock units that may be earned is 94,444 shares; the maximum amount is 150% of the target number.

On March 7, 2019, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2019 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2019 Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from March 7, 2019 to the earlier of (i) March 7, 2020 or (ii) upon a change of control (measured relative to the NASDAQ Biotechnology index and based on the 20-day trading average price before each such date). As of March 31, 2019, the target number of these restricted stock units that may be earned is 75,514 shares; the maximum amount is 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the three months ended March 31, 2019 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value	Market Condition RSU's Outstanding	Grant Date Fair Value

Balance at December 31, 2018	1,956,732	$4.25	1,233,762	$3.36	116,944	$4.19
Granted	559,909	3.80	383,827	3.67	75,514	4.16
Exercised	(2,500)	3.25	-	-	-	-
Vested (RSUs)	-	-	(439,875)	3.26	-	-
Cancelled / forfeited	(75,000)	4.66	(95,509)	2.83	(22,500)	4.19
Balance at March 31, 2019	2,439,141	$4.13	1,082,205	$3.56	169,958	$4.18

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended March 31, 2019 was $1.58. There were no options granted under the Third A&R Plan during the three months ended March 31, 2018. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019
Volatility	45.58%
Risk-free interest rate	2.44%
Expected holding period (in years)	4.73	years
Dividend yield	-%

The weighted average fair value of the 2019 Market Condition RSUs which were granted under the Third A&R Plan during the three months ended March 31, 2019 was $4.16. There were no Market Condition RSUs granted under the Third A&R Plan during the three months ended March 31, 2018. The following assumptions were used to estimate the fair value, using a Monte-Carlo valuation simulation, of the Market Condition RSUs granted during the three months ended March 31, 2019:

Three Months Ended March 31,
2019
Volatility	48.00%
Risk-free interest rate	2.50%
Correlation coefficient	0.27%
Dividend yield	-%

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

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSUs and the ESPP for the three months ended March 31, 2019 and 2018 was allocated as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Cost of revenues	$13	$11
Sales and marketing	(7)	124
General and administrative	551	697
Research and development	34	30
Discontinued operations	-	150
Total stock-based compensation	$591	$1,012

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

	Three Months Ended March 31,
	2019	2018

Basic	37,644,684	35,462,989
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSUs	-	-
Diluted	37,644,684	35,462,989

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSUs of approximately 3,691,304 and 4,899,228 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, as the impact of these shares would be anti-dilutive.

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

The Financing Agreement provided for senior secured credit facilities (the Senior Secured Credit Facilities) comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. The proceeds of the term loan and $4.8 million of advances under the revolving line of credit were used to fund a portion of the DSI acquisition, and to pay fees and expenses related thereto and the closing of the Senior Secured Credit Facilities. In addition, the revolving facility is available for use by the Company and its subsidiaries for general corporate and working capital needs, and other purposes to the extent permitted by the Financing Agreement. The Senior Secured Credit Facilities have a maturity of five years.

Commencing on March 31, 2018, the outstanding term loans began to amortize in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter, $0.6 million per quarter during the next four quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ten days of the Company’s delivery of its audited annual financial statements each year, the term loans are permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year.

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

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable to the Company and its subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement also contains customary events of default. As of March 31, 2019, the Company was in compliance with all financial covenants contained in the Financing Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Financing Agreement of $14.5 million.

As of March 31, 2019 and December 31, 2018, the Company had borrowings net of debt issuance costs of $56.3 million and $60.8 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of March 31, 2019, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its term loan was 8.87%.

As of March 31, 2019 and December 31, 2018, the Company’s borrowings were comprised of:

	March 31, 2019	December 31, 2018
	(in thousands)
Long-term debt:
Term loan	$57,817	$62,400
Total unamortized deferred financing costs	(1,475)	(1,605)
Total debt	56,342	60,795
Less: current installments	(2,600)	(6,383)
Current unamortized deferred financing costs	393	401
Long-term debt	$54,135	$54,813

15.	Derivatives

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

The notional amount of the Company’s derivative instruments as of March 31, 2019 was $33.0 million.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of March 31, 2019 and December 31, 2018.

		March 31, 2019
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$32,976	$(349)

		December 31, 2018
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$34,090	$(170)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three months ended March 31, 2019 and 2018:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended March 31,
	2019	2018
	(in thousands)
Interest rate swaps	$(196)	$(254)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)		Location of amount
	Three Months Ended March 31,		reclassified from AOCI
	2019	2018	into income (effective portion)
	(in thousands)
Interest rate swaps	$17	$(25)	Interest expense

As of March 31, 2019, $93 thousand of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(349)	$-	$(349)

	Fair Value as of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(170)	$-	$(170)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue from continuing operations originating from the following geographic areas for the three months ended March 31, 2019 and 2018 consist of:

	Three Months Ended March 31, 2019
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$18,671	$3,129	$2,913	$2,044	$26,757
Service, maintenance and warranty contracts	1,143	190	97	15	1,445
Total revenues	$19,814	$3,319	$3,010	$2,059	$28,202

	Three Months Ended March 31, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$16,147	$3,495	$3,707	$2,255	$25,604
Service, maintenance and warranty contracts	896	201	52	6	1,155
Total revenues	$17,043	$3,696	$3,759	$2,261	$26,759

Deferred revenue

As of March 31, 2019 and December 31, 2018, the Company had approximately $3.7 million and $3.8 million, respectively, in deferred revenue comprised of revenue deferred from service contracts and revenue deferred from advance payments.

Changes in deferred revenue from service contracts and advance payments from customers during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at December 31, 2018	$1,659	$2,161	$3,820
Deferral of revenue	845	111	956
Recognition of deferred revenue	(848)	(223)	(1,071)
Effect of foreign currency translation	10	-	10
Balance at March 31, 2019	$1,666	$2,049	$3,715

	Three Months Ended March 31, 2018
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at December 31, 2017	$505	$-	$505
Addition due to business combination	849	2,128	2,977
Deferral of revenue	1,193	128	1,321
Recognition of deferred revenue	(758)	(196)	(954)
Effect of foreign currency translation	4	-	4
Balance at March 31, 2018	$1,793	$2,060	$3,853

Allowance for doubtful accounts

Activity in the allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Balance, beginning of period	$332	$193
Bad debt expense (recoveries)	(16)	5
Charged to allowance	27	-
Other	-	36
Effect of foreign currency translation	(2)	-
Balance, end of period	$341	$234

18.	Income Tax

Income tax expense from continuing operations was approximately $0.6 million for both the three months ended March 31, 2019 and 2018, respectively. The effective tax rate on continuing operations was (32.1)% for the three months ended March 31, 2019 compared with (11.5)% for the same period in 2018.

The difference between the Company’s effective tax rates in 2019 and 2018 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of year-to-date and forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, the impact of the inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules, limitations on interest expense deductions and, in 2018, certain non-deductible acquisition costs.

For the three months ended March 31, 2019, no income tax expense or benefit was recorded for discontinued operations. In the same period in 2018, income tax benefit for discontinued operations was $0.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include reductions in customers’ research budgets or government funding; domestic and global economic conditions; economic, political and other risks associated with international revenues and operations; newly enacted U.S. government tax reform; currency exchange rate fluctuations; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; the seasonal nature of purchasing in Europe; our failure to expand into foreign countries and international markets; our inability to manage our growth; competition from our competitors; failure or inadequacy of the our information technology structure; impact of difficulties implementing our enterprise resource planning systems; information security incidents or cybersecurity breaches; our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; unanticipated costs relating to acquisitions and known and unknown costs arising in connection with our consolidation of business functions and any restructuring initiatives; failure of any banking institution in which we deposit our funds or its failure to provide services; our substantial debt and our ability to meet the financial covenants contained in our credit facility; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of Biostage to indemnify us for any liabilities associated with Biostage’s business; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs;  our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; global stock market volatility, currency exchange rate fluctuations and regulatory changes caused by the United Kingdom’s likely exit from the European Union; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Components of Operating Income

As previously described above, on January 22, 2018, we sold substantially all the assets of our operating subsidiary, Denville. The sale of Denville represented a strategic shift that had a major effect on our operations and financial results. As such and pursuant to the accounting standards, the operating results of Denville for the three months ended March 31, 2018 have been presented in discontinued operations in the consolidated statements of operations. Therefore the amounts and percentages discussed below exclude the revenues and expenses of Denville unless otherwise described.

Revenues.     We generate revenues by selling apparatus, instruments, devices, systems, software, services, and consumables through our distributors, direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our various product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users included in continuing operations represented approximately 68% and 53% of our revenues for the three months ended March 31, 2019 and 2018, respectively.

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

We use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended March 31, 2019 and 2018, approximately 32% and 47% of our total revenues from continuing operations, respectively, were derived from sales to distributors.

For the three months ended March 31, 2019 and 2018, approximately 84% and 86% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 16% and 14%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the three months ended March 31, 2019 and 2018, approximately 30% and 36% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations.

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

Stock-based compensation expenses.     Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $0.6 million and $1.0 million, respectively. These amounts include stock-based compensation related to discontinued operations of $0 and $0.2 million, respectively. The stock-based compensation expense related to stock options, restricted stock units, restricted stock units with a market condition and the employee stock purchase plan and was recorded as a component of cost of revenues, sales and marketing expenses, general and administrative expenses, research and development expenses, and income (loss) from discontinued operations.

Selected Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,		Dollar	%
	2019	2018	Change	Change
	(dollars in thousands)
Revenues	$28,202	$26,759	$1,443	5.4%
Cost of revenues	12,048	13,490	(1,442)	-10.7%
Gross margin percentage	57.3%	49.6%	N/A	15.5%
Sales and marketing expenses	6,306	5,646	660	11.7%
General and administrative expenses	5,649	5,384	265	4.9%
Research and development expenses	2,735	2,402	333	13.9%
Amortization of intangible assets	1,430	1,103	327	29.6%
Other expense, net	1,828	3,979	(2,151)	-54.1%
Income from discontinued operations	-	1,786	(1,786)	-100.0%

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville.

Revenues

Revenues for the three months ended March 31, 2019 were $28.2 million, an increase of approximately 5.4%, or $1.4 million, compared to revenues of $26.8 million for the three months ended March 31, 2018.

The increase in revenues reflects three months of revenues from DSI in the quarter, whereas the prior comparable period had two months of DSI revenues.

Reconciliation of Changes In Revenues Compared to the Same Period of the Prior Year

For the Three Months Ended March 31, 2019

Organic and DSI change	8.2%

Foreign exchange effect	-2.8%

Total revenue change	5.4%

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

Cost of revenues

Cost of revenues were $12.0 million for the three months ended March 31, 2019, a decrease of $1.5 million, or 10.7%, compared with $13.5 million for the three months ended March 31, 2018. The decrease in cost of revenues was primarily due to a $1.5 million charge recognized in cost of revenues related to a purchase accounting inventory fair value step up due to the DSI acquisition for the three months ended March 31, 2018. Gross profit margin as a percentage of revenues increased to 57.3% for the three months ended March 31, 2019 compared with 49.6% for 2018. The increase in gross profit margin is primarily attributable to the effect of three months of higher margin products following the acquisition of DSI, as compared to two months in the prior year, as well as the effect of the aforementioned $1.5 million charge in 2018.

Sales and marketing expenses

Sales and marketing expenses increased $0.7 million or 11.7% to $6.3 million for the three months ended March 31, 2019 compared to $5.6 million during the same period in 2018. The increase in sales and marketing expenses was primarily due to the impact of three months of DSI expenses compared to two months in the prior year.

General and administrative expenses

General and administrative expenses were $5.6 million for the three months ended March 31, 2019, an increase of $0.2 million, or 4.9%, compared with $5.4 million for the three months ended March 31, 2018. The increase in these expenses was primarily attributable to the impact of three months of expenses for DSI compared to two months in the prior year, as well as an approximately $0.4 million long term receivable write-off during the three months ended March 31, 2019. These increases were partially offset by a decrease in stock-based compensation expense.

Research and development expenses

Research and development expenses were $2.7 million for the three months ended March 31, 2019, an increase of $0.3 million, or 13.9%, compared with $2.4 million for the three months ended March 31, 2018. The increase in these expenses was primarily attributable to the impact of three months of expenses for DSI compared to two months in the prior year.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.4 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase in amortization expense was primarily due to the impact of three months of amortization expenses for DSI compared to two months in the prior year.

Other expense, net

Other expense, net, from continuing operations was $1.8 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in other expense, net was primarily due to a decrease in transaction costs offset by an increase in interest expense, and changes in currency fluctuation gains or losses. The three months ended March 31, 2018 included approximately $2.8 million in transaction costs that were incurred in connection with the DSI acquisition and the Denville disposition. Included in other expense, net for three months ended March 31, 2019 and 2018 was interest expense of $1.4 million and $0.9 million, respectively. The increase in interest expense was primarily due three months of interest on a higher debt balance during the first quarter of 2019 as compared to two months of interest on the higher debt balance in the same period in 2018.

Income taxes

Income tax expense from continuing operations was approximately $0.6 million for both the three months ended March 31, 2019 and 2018, respectively.

The difference between our effective tax rates in 2019 and 2018 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of year-to-date and forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, the impact of the inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules, limitations on interest expense deductions and, in 2018, certain non-deductible acquisition costs.

Income from discontinued operations

Discontinued operations resulted in income of $0 for the three months ended March 31, 2019 and $1.8 million for the same period in the prior year. On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which includes a $3.0 million earn-out provision (the Denville Transaction). The results of Denville were presented in discontinued operations for the three months ended March 31, 2018.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, bank borrowings, and the issuance of common stock. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.

On January 22, 2018, we sold the operations of Denville, and received approximately $15.7 million, net of cash on hand. Simultaneously, we retired the existing debt balances of approximately $11.9 million. On January 31, 2018, we entered into a financing agreement, which comprised of a $64.0 million term loan and up to a $25.0 million line of credit. Finally, on January 31, 2018, we acquired DSI for approximately $67.4 million, net of cash acquired.

As of March 31, 2019, we held cash and cash equivalents from continuing operations of $5.0 million, compared with $8.2 million at December 31, 2018. As of March 31, 2019 and December 31, 2018, we had $56.3 million and $60.8 million of borrowings outstanding under our credit facility, net of deferred financing costs, respectively. Total debt, net of cash and cash equivalents was $51.3 million at March 31, 2019, compared to $52.6 million at December 31, 2018. In addition, we had an underfunded United Kingdom pension liability of approximately $0.9 million at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, cash and cash equivalents held by our foreign subsidiaries was $2.6 million and $3.2 million, respectively. During 2017, we changed our indefinite reinvestment assertion to provide that all foreign cash balances above the level required for local operating expenses would be repatriated to the U.S. in tax years after 2017. We maintain this modified assertion at March 31, 2019. As a result of the 2017 Tax Act, post-2017 dividends from qualifying Controlled Foreign Corporations are no longer taxed in the U.S. However, any dividends to the U.S. must still be assessed for withholding tax liability as well as income state tax liability. As a result of our assertion, we determined the potential state income tax liability related to available cash balances at foreign subsidiaries would be immaterial in both 2019 and 2018.

Condensed Cash Flow Statements (unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Cash flows from operations:
Net loss	$(2,370)	$(4,064)
Other adjustments to operating cash flows	2,638	363
Changes in assets and liabilities	1,742	4,149
Net cash provided by operating activities	2,010	448

Investing activities:
Additions to property, plant and equipment	(143)	(493)
Acquisition, net of cash acquired	-	(67,413)
Disposition, net of cash sold	-	15,730
Other investing activities	(9)	(13)
Net cash used in investing activities	(152)	(52,189)

Financing activities:
(Repayments of)/proceeds from issuance of debt	(4,583)	52,953
Other financing activities	(421)	(1,709)
Net cash (used in) provided by financing activities	(5,004)	51,244

Effect of exchange rate changes on cash	3	755

(Decrease) increase in cash and cash equivalents	$(3,143)	$258

Our operating activities provided cash of $2.0 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase in net cash flow from operations was primarily due to the decrease in net loss.

Our investing activities used cash of $0.2 million and $52.2 million for the three months ended March 31, 2019 and 2018, respectively. Investing activities during the three months ended March 31, 2019 primarily consisted of cash used for purchases of property, plant and equipment. Investing activities during the three months ended March 31, 2018 primarily consisted of $67.4 million paid for the acquisition of DSI and $15.7 million received from the disposition of Denville. We spent $0.1 million and $0.5 million on capital expenditures during the three months ended March 31, 2019 and 2018, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the three months ended March 31, 2019, financing activities used cash of $5.0 million, compared with $51.2 million of cash provided by financing activities for the three months ended March 31, 2018. During the three months ended March 31, 2019, we repaid $4.6 million of debt, including approximately $4.0 million in an excess cash flow payment, and ended the quarter with $56.3 million of borrowings, net of deferred financing costs of $1.5 million. During the three months ended March 31, 2018 we borrowed $67.0 million, repaid $14.0 million of debt and ended the quarter with $63.0 million of borrowings, net of deferred financing costs of $1.9 million. Net cash paid for tax withholdings from the issuance from common stock, related to the vesting of restricted stock units was $0.4 million for the three months ended March 31, 2019. Net cash proceeds from the issuance of common stock for the three months ended March 31, 2018 was $0.2 million.

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

Commencing on March 31, 2018, the outstanding term loans began to amortize in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter, $0.6 million per quarter during the next four quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ten days of the delivery of our audited annual financial statements each year, the term loans are permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against our “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year.

The obligations of the Borrower under the Senior Secured Credit Facilities are unconditionally guaranteed by our and certain of our existing and subsequently acquired or organized subsidiaries. The Senior Secured Credit Facilities and related guarantees are secured on a first-priority basis (subject to certain liens permitted under the Financing Agreement) by a lien on substantially all the tangible and intangible assets of the Borrower and the subsidiary guarantors, including all of the capital stock held by such obligors (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries), subject to certain exceptions.

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

As of March 31, 2019 and December 31, 2018, we had borrowings net of debt issuance costs of $56.3 million and $60.8 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to us for similar instruments. As of March 31, 2019, we were in compliance with all financial covenants contained in the Financing Agreement, were subject to covenant and working capital borrowing restrictions and had available borrowing capacity under our Financing Agreement of $14.5 million.

As of March 31, 2019, the weighted effective interest rate, net of the impact of our interest rate swap, on our Term Loan was 8.87%.

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

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the British pound, the euro, the Canadian dollar and the Swedish krona.

During the three months ended March 31, 2019, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $0.8 million and a favorable effect on expenses of approximately $0.6 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive gain (loss) during the three months ended March 31, 2019, was approximately $4.0 thousand, compared to a gain of $1.5 million for the three months ended March 31, 2018.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.2 million and $0.3 million in currency losses during the three months ended March 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. We have not yet completed its assessment of the impact of the new standard on our consolidated financial statements. Currently, we believe that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of our allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

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

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) which amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging. The Board’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. We adopted this guidance as of January 1, 2019, and it did not have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on its balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We elected to utilize a practical expedient in our method of adoption of the standard and adopted the guidance as of January 1, 2019.  Under this expedient, which is a “current-period adjustment method,” we applied ASC 842 as of January 2019 and recognized operating lease liabilities of $11.7 million and right of use assets of $9.4 million. There was no impact to retained earnings as of that date. In addition, we adopted the guidance by electing the following practical expedients: (1) we did not reassess whether any expired or existing contracts contained leases, and (2) we did not reassess the lease classification for any expired or existing leases. Our future commitments under lease obligations and additional disclosures are summarized in Note 12.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of March 31, 2019, we had $56.3 million outstanding under our Financing Agreement, net of deferred financing costs.

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

As of March 31, 2019, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 8.87%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement as of March 31, 2019 is quantified and summarized as follows:

If compared to the rate as of March 31, 2019	Interest expense increase
(in thousands)
Interest rates increase by 1%	$248
Interest rates increase by 2%	$497

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We reviewed our internal control over financial reporting at March 31, 2019. As a result of the acquisition of Data Sciences International, Inc. (“DSI”) in January 2018, we continue to integrate certain business processes and systems of DSI. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. There were no other changes in our internal controls over financial reporting identified in an evaluation thereof that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

To our knowledge, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there has been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019.

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

Date: May 8, 2019

HARVARD BIOSCIENCE, INC.

By:	/S/ JEFFREY A. DUCHEMIN
Jeffrey A. Duchemin
Chief Executive Officer

By:	/S/ KAMALAM UNNINAYAR
Kamalam Unninayar
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.