Form 10-Q
period 2019-06-30
HARVARD BIOSCIENCE INC
filed 2019-08-08
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________

FORM 10-Q

________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number 001-33957

 ________________________

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

As of August 1, 2019, there were 38,046,001 shares of common stock, par value $0.01 per share, outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,934	$8,173
Accounts receivable, net of allowance for doubtful accounts of $370 and $332, respectively	18,388	21,463
Inventories	25,288	25,087
Other receivables and other assets	3,883	3,109
Total current assets	52,493	57,832

Property, plant and equipment, net	5,359	5,898
Operating lease right-of-use assets	8,846	-
Deferred income tax assets	210	211
Amortizable intangible assets, net	40,670	44,532
Goodwill	57,239	57,304
Other indefinite lived intangible assets	1,230	1,232
Other assets	191	1,604
Total assets	$166,238	$168,613

Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$2,407	$5,982
Current portion, operating lease liabilities	2,295	-
Accounts payable	6,041	7,359
Deferred revenue	3,532	3,820
Accrued income taxes	612	978
Accrued expenses	4,264	5,762
Other liabilities - current	1,710	1,588
Total current liabilities	20,861	25,489

Long-term debt, less current installments	52,414	54,813
Deferred income tax liabilities	2,309	2,301
Operating lease liabilities	8,714	-
Other long term liabilities	1,610	3,286
Total liabilities	85,908	85,889

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 45,639,892 and 45,124,309 shares issued and 37,894,385 and 37,378,802 shares outstanding, respectively	436	436
Additional paid-in-capital	227,249	226,377
Accumulated deficit	(122,506)	(119,889)
Accumulated other comprehensive loss	(14,181)	(13,532)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	80,330	82,724
Total liabilities and stockholders' equity	$166,238	$168,613

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$29,584	$31,522	$57,786	$58,281
Cost of revenues	13,629	16,167	25,677	29,657
Gross profit	15,955	15,355	32,109	28,624

Sales and marketing expenses	5,770	6,309	12,076	11,955
General and administrative expenses	4,809	5,258	10,612	10,642
Research and development expenses	2,771	2,758	5,506	5,160
Amortization of intangible assets	1,436	1,412	2,866	2,515
Impairment charges	941	-	941	-
Total operating expenses	15,727	15,737	32,001	30,272

Operating income (loss)	228	(382)	108	(1,648)

Other expense:
Foreign exchange	86	345	(93)	(2)
Interest expense, net	(1,376)	(1,483)	(2,781)	(2,377)
Other expense, net	(70)	(347)	(160)	(3,085)
Other expense, net	(1,360)	(1,485)	(3,034)	(5,464)

Loss from continuing operations before income taxes	(1,132)	(1,867)	(2,926)	(7,112)
Income tax (benefit) expense	(885)	(369)	(309)	236
Loss from continuing operations	(247)	(1,498)	(2,617)	(7,348)
Discontinued operations:
Income from discontinued operations before income taxes	-	24	-	937
Income tax benefit	-	(10)	-	(883)
Income from discontinued operations	-	34	-	1,820
Net loss	$(247)	$(1,464)	$(2,617)	$(5,528)

(Loss) earnings per share:
Basic loss per common share from continuing operations	$(0.01)	$(0.04)	$(0.07)	$(0.21)
Basic earnings per common share from discontinued operations	-	-	-	0.05
Basic loss per common share	$(0.01)	$(0.04)	$(0.07)	$(0.15)

Diluted loss per common share from continuing operations	$(0.01)	$(0.04)	$(0.07)	$(0.21)
Diluted earnings per common share from discontinued operations	-	-	-	0.05
Diluted loss per common share	$(0.01)	$(0.04)	$(0.07)	$(0.15)

Weighted average common shares:
Basic	37,736	36,082	37,683	35,774

Diluted	37,736	36,082	37,683	35,774

Comprehensive loss:
Net loss	$(247)	$(1,464)	$(2,617)	$(5,528)
Foreign currency translation adjustments	(195)	(2,938)	(191)	(1,432)
Derivatives qualifying as hedges, net of tax:
(Loss) gain on derivative instruments designated and qualifying as cash flow hedges	(298)	155	(494)	(99)
Amounts reclassified from accumulated other comprehensive loss to net loss	19	70	36	45
Total comprehensive loss	$(721)	$(4,177)	$(3,266)	$(7,014)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

Three Months Ended June 30, 2019

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at March 31, 2019	45,433	$436	$226,547	$(122,259)	$(13,707)	$(10,668)	$80,349
Stock option exercises	-	-	-	-	-	-	-
Stock purchase plan	94	-	89	-	-	-	89
Vesting of restricted stock units	114	-	-	-	-	-	-
Shares withheld for taxes	(1)	-	(2)	-	-	-	(2)
Stock compensation expense	-	-	615	-	-	-	615
Net loss	-	-	-	(247)	-	-	(247)
Other comprehensive loss	-	-	-	-	(474)	-	(474)
Balance at June 30, 2019	45,640	$436	$227,249	$(122,506)	$(14,181)	$(10,668)	$80,330

Three Months Ended June 30, 2018

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at March 31, 2018	43,409	$422	$220,020	$(121,031)	$(9,449)	$(10,668)	$79,294
Stock option exercises	421	2	1,167	-	-	-	1,169
Stock purchase plan	25	-	(11)	-	-	-	(11)
Vesting of restricted stock units	273	3	-	-	-	-	3
Shares withheld for taxes	(26)	-	-	-	-	-	-
Stock compensation expense	-	-	734	-	-	-	734
Net loss	-	-	-	(1,464)	-	-	(1,464)
Other comprehensive loss	-	-	-	-	(2,713)	-	(2,713)
Balance at June 30, 2018	44,102	$427	$221,910	$(122,495)	$(12,162)	$(10,668)	$77,012

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

Six Months Ended June 30, 2019

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2018	45,124	$436	$226,377	$(119,889)	$(13,532)	$(10,668)	$82,724
Stock option exercises	3	-	-	-	-	-	-
Stock purchase plan	94	-	89	-	-	-	89
Vesting of restricted stock units	554	-	-	-	-	-	-
Shares withheld for taxes	(135)	-	(423)	-	-	-	(423)
Stock compensation expense	-	-	1,206	-	-	-	1,206
Net loss	-	-	-	(2,617)	-	-	(2,617)
Other comprehensive loss	-	-	-	-	(649)	-	(649)
Balance at June 30, 2019	45,640	$436	$227,249	$(122,506)	$(14,181)	$(10,668)	$80,330

Six Months Ended June 30, 2018

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2017	42,764	$419	$218,792	$(116,967)	$(10,676)	$(10,668)	$80,900
Stock option exercises	719	3	1,983	-	-	-	1,986
Stock purchase plan	25	-	(11)	-	-	-	(11)
Vesting of restricted stock units	805	8	-	-	-	-	8
Shares withheld for taxes	(211)	(3)	(600)	-	-	-	(603)
Stock compensation expense	-	-	1,746	-	-	-	1,746
Net loss	-	-	-	(5,528)	-	-	(5,528)
Other comprehensive loss	-	-	-	-	(1,486)	-	(1,486)
Balance at June 30, 2018	44,102	$427	$221,910	$(122,495)	$(12,162)	$(10,668)	$77,012

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,617)	$(5,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	1,206	1,746
Depreciation	972	1,051
Impairment charges	941	-
Gain on sale of Denville	-	(1,251)
Loss on disposal of fixed assets	-	(3)
Amortization of catalog costs	10	14
Provision for allowance for doubtful accounts	368	149
Amortization of intangible assets	2,866	2,562
Amortization of deferred financing costs	189	458
Deferred income taxes	(1)	(96)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,681	(993)
(Increase) decrease in inventories	(209)	2,139
Decrease in other receivables and other assets	150	673
(Decrease) increase in trade accounts payable	(1,382)	1,798
Increase in accrued income taxes	(361)	(344)
Decrease in accrued expenses	(1,371)	(888)
(Decrease) increase in deferred revenue	(288)	2,209
Decrease in other liabilities	(487)	(1,971)
Net cash provided by operating activities	2,667	1,725

Cash flows from investing activities:
Additions to property, plant and equipment	(423)	(634)
Additions to catalog costs	(9)	(24)
Acquisition, net of cash acquired	-	(68,008)
Disposition, net of cash sold	1,020	15,754
Net cash provided by (used in) investing activities	588	(52,912)

Cash flows from financing activities:
Proceeds from issuance of debt	2,300	68,500
Repayments of debt	(8,503)	(17,247)
Payments of debt issuance costs	-	(1,928)
(Net taxes paid for) net proceeds from issuance of common stock	(334)	1,380
Net cash (used in) provided by financing activities	(6,537)	50,705

Effect of exchange rate changes on cash	43	373
Decrease in cash and cash equivalents	(3,239)	(109)
Cash and cash equivalents at the beginning of period	8,173	5,733
Cash and cash equivalents at the end of period	$4,934	$5,624

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,861	$2,448
Cash paid (refunded) for income taxes	$299	$(208)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2019, results of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018, as applicable, have been made. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Reclassifications

As disclosed in Note 5, on January 22, 2018, the Company sold substantially all the assets of its operating subsidiary, Denville Scientific, Inc. (Denville). The sale of Denville represented a strategic shift that had a major effect on the Company’s operations and financial results. As such and pursuant to Accounting Standards Codification (ASC) 205-20 – Presentation of Financial Statements - Discontinued Operations, the operating results of Denville for the three and six months ended June 30, 2018 have been presented in discontinued operations in the consolidated statements of operations. These reclassifications and adjustments had no effect on total amounts within the consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows for any of the periods presented.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019. Except for the accounting for leases as noted below there have been no material changes in the company’s significant accounting policies during the six months ended June 30, 2019.

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

As of June 30, 2019, the Company has assessed its contracts and concluded that its leases consist of operating leases. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

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

2.	Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 815, Derivatives and Hedging, which updates certain guidance previously issued in ASU No. 2017-12, Derivatives and Hedging (Topic 815). The ASU is effective as of January 1, 2020, which is the beginning of the first annual period beginning after the issuance of the ASU for public entities that have adopted ASU No. 2017-12. Entities may elect either to retrospectively apply all amendments in the ASU or to prospectively apply all amendments as of the date of adoption of the ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) which amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging. The Board’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. The Company adopted this guidance as of January 1, 2019, and it did not have a material impact on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on its balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elected to utilize a practical expedient in its method of adoption of the standard and adopted the guidance as of January 1, 2019.  Under this expedient, which is a “current-period adjustment method,” the Company applied ASC 842 as of January 2019 and recognized operating lease liabilities of $11.7 million and right of use assets of $9.4 million for all leases with lease terms of more than 12 months. There was no impact to retained earnings as of that date. In addition, the Company adopted the guidance by electing the following practical expedients: (1) the Company did not reassess whether any expired or existing contracts contained leases, (2) the Company did not reassess the lease classification for any expired or existing leases, and (3) the Company excluded variable payments from the lease contract consideration and recorded those as incurred. The Company’s future commitments under lease obligations and additional disclosures are summarized in Note 12.

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total
Balance at December 31, 2018	$(12,630)	$(170)	$(732)	$(13,532)
Other comprehensive income (loss) before reclassifications	(191)	(494)	-	(685)
Amounts reclassified from AOCI	-	36	-	36
Other comprehensive income (loss)	(191)	(458)	-	(649)
Balance at June 30, 2019	$(12,821)	$(628)	$(732)	$(14,181)

4.	Acquisition

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

The results of operations for DSI have been included in the Company’s consolidated financial statements from the date of acquisition. The revenues of DSI included in the Company’s consolidated statement of operations from the date of acquisition to June 30, 2018 were approximately $18.2 million. The net loss of DSI included in the Company’s consolidated statement of operations for the same period was approximately $1.7 million. Included in the net loss for the six months ended June 30, 2018 was a $3.7 million charge recognized in cost of revenues related to purchase accounting inventory fair value step up amortization. The total inventory fair value step up was valued at $3.8 million and was recognized into cost of revenues over one inventory turn, or approximately five and a half months. Also included in the net loss of DSI for that period was $1.8 million of intangible asset amortization expense.

The following consolidated pro forma information is based on the assumption that was used at the time of the acquisition of DSI. Accordingly, the historical results have been adjusted to reflect amortization expense, interest expense and other purchase accounting adjustments that would have been recognized on such a pro forma basis. The pro forma information is presented for comparative purposes only and is not necessarily indicative of the financial position or results of operations which would have been reported had the Company completed the acquisition during these periods or which might be reported in the future.

Six Months Ended
June 30, 2018
Pro Forma	(in thousands)
Revenues	$61,671
Income (loss) from continuing operations	(392)

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $2.6 million for the six months ended June 30, 2018.

5.	Discontinued Operations

On January 22, 2018, the Company sold substantially all the assets of its wholly-owned subsidiary, Denville, for approximately $20.0 million, which included a $3.0 million earn-out provision (the Denville Transaction). Upon the closing of the transaction, the Company received $15.7 million. The $3.0 million earn-out provision represented consideration that was contingent on Denville achieving certain performance metrics with respect to 2018 and 2019 (with potential consideration of $2.0 million based on Denville’s performance in 2018, and $1.0 million based on Denville’s performance in 2019). During the three months ended June 30, 2019, it was determined that the first potential earn-out consideration amount of $2.0 million for 2018 was not earned, and therefore the maximum the Company may potentially receive of the original $3.0 million earn-out provision is now $1.0 million, which, as described above, is contingent on Denville achieving certain performance metrics.

The following table is a reconciliation of the major line items of income from discontinued operations presented within the Company’s consolidated statements of operations for the three and six months ended June 30, 2018.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(in thousands)
Revenues	$-	$893
Cost of revenues	-	(534)
Operating and other expenses	-	(673)
Gain on disposal of discontinued operations	24	1,251
Income from discontinued operations before income taxes	24	937
Income tax benefit	(10)	(883)
Income from discontinued operations	$34	$1,820

During the three months ended June 30, 2019, the Company received a release of an escrow amount of $1.0 million related to the Denville Transaction, which is included in the investing cash flows for disposition in the Company’s consolidated statements of cash flows for the six months ended June 30, 2019. Total operating cash flows for Denville in the Company’s consolidated statements of cash flows for the six months ended June 30, 2018, were immaterial.

6.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

					Weighted
					Average
	June 30, 2019		December 31, 2018		Life	(a)
	(in thousands)
Amortizable intangible assets:	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Existing technology	$41,205	$(18,004)	$41,268	$(16,215)	6.6	Years
Trade names	7,809	(3,182)	7,828	(2,861)	7.2	Years
Distribution agreements/customer relationships	22,603	(10,147)	22,657	(9,509)	10.2	Years
In-process research and development	446	(60)	1,387	(30)	6.4	Years
Patents	211	(211)	211	(204)	-	Years
Total amortizable intangible assets	72,274	$(31,604)	73,351	$(28,819)

Indefinite-lived intangible assets:
Goodwill	57,239		57,304
Other indefinite-lived intangible assets	1,230		1,232
Total goodwill and other indefinite-lived intangible assets	58,469		58,536

Total intangible assets, gross	$130,743		$131,887

(a) Weighted average life as of June 30, 2019.

The change in the carrying amount of goodwill for the six months ended June 30, 2019 is as follows:

(in thousands)
Balance at December 31, 2018	$57,304
Effect of change in currency translation	(65)
Balance at June 30, 2019	$57,239

Intangible asset amortization expense from continuing operations was $1.4 million for the three months ended June 30, 2019 and 2018, respectively. Intangible asset amortization expense from continuing operations was $2.9 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $5.6 million for the year ending December 31, 2019, $5.6 million for the year ending December 31, 2020, $5.6 million for the year ending December 31, 2021, $5.5 million for the year ending December 31, 2022, $5.4 million for the year ending December 31, 2023, and $5.3 million for the year ending December 31, 2024.

During the three months ended June 30, 2019, the Company recognized an impairment charge of $0.9 million related to certain of its in-process research and development intangible assets as a result of the on-going evaluation of its capitalized research and development activities. There was no impairment charge recognized during the three and six months ended June 30, 2018.

7.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Finished goods	$6,729	$6,936
Work in process	4,101	3,667
Raw materials	14,458	14,484
Total	$25,288	$25,087

8.	Property, Plant and Equipment

As of June 30, 2019 and December 31, 2018, property, plant and equipment consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Land, buildings and leasehold improvements	$2,527	$2,468
Machinery and equipment	9,914	9,678
Computer equipment and software	9,814	9,685
Furniture and fixtures	1,406	1,390
Automobiles	114	115
	23,775	23,336
Less: accumulated depreciation	(18,416)	(17,438)
Property, plant and equipment, net	$5,359	$5,898

9.	Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of these acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of June 30, 2019 and 2018. Pursuant to these lease agreements, the Company made rent payments of approximately $89 thousand and $81 thousand to these former owners for the three months ended June 30, 2019 and 2018, respectively. The Company made rent payments of approximately $178 thousand and $171 thousand to these former owners for the six months ended June 30, 2019 and 2018, respectively.

10.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning	(Payments)\		Ending
	Balance	Credits	Additions	Balance
	(in thousands)

Year ended December 31, 2018	$246	(37)	182	$391

Six months ended June 30, 2019	$391	(79)	6	$318

11.	Employee Benefit Plans

The Company’s subsidiary in the United Kingdom, Biochrom Limited, maintains contributory, defined benefit pension plans for substantially all of its employees. These defined benefit pension plans have been closed to new employees since 2014, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$123	$118	$255	$250
Expected return on plan assets	(170)	(184)	(352)	(388)
Net amortization loss	71	52	147	110
Net periodic benefit cost (income)	$24	$(14)	$50	$(28)

For the three months ended June 30, 2019 and 2018, the Company contributed $0.2 million, for both periods, to its defined benefit pension plans. For the six months ended June 30, 2019 and 2018, the Company contributed $0.4 million and $0.4 million, respectively to its defined benefit pension plans. The Company expects to contribute approximately $0.3 million to its defined benefit pension plans during the remainder of 2019.

The Company had an underfunded pension liability of approximately $0.9 million as of June 30, 2019 and December 31, 2018 included in the other long term liabilities line item in the consolidated balance sheets.

12.	Leases

The Company has noncancelable operating leases for office, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2023 and thereafter. As discussed in Footnote 1, the Company adopted ASC 842 as of January 1, 2019, using a current period adjustment method. In accordance with this method, the Company recognized a right of use asset of $9.4 million and an operating lease liability of $11.7 million as of January 1, 2019. As a result of using the current period adjustment method, the lease expense for six months ended June 30, 2019 and 2018 was recognized under ASC 842, and ASC 840, the previous standard, respectively.

The components of lease expense for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)	(in thousands)
Operating lease cost	$515	$1,038
Short term lease cost	51	127
Sublease income	(103)	(205)
Total lease cost	$463	$960

Supplemental cash flow information related to the Company's operating leases was as follows

Six Months Ended
June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,367

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-

Supplemental balance sheet information related to the Company's operating leases was as follows:

	June 30, 2019
	(in thousands)
Operating lease right-of use assets	$8,846

Current portion, operating lease liabilities	$2,295
Operating lease liabilities, long term	8,714
Total operating lease liabilities	$11,009

Weighted average remaining lease term	8.5	years
Weighted average discount rate	9.2%

Rent payments for continuing operations were approximately $1.4 million for the six months ended June 30, 2018. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2019, are as follows:

Operating
Leases
(in thousands)
2020	$2,295
2021	2,108
2022	1,852
2023	1,804
2024	1,798
Thereafter	6,543
Total lease payments	16,400
Less interest	(5,391)
Total operating lease liabilities	$11,009

13.	Capital Stock

Common Stock

The Company has 80.0 million shares of common stock authorized for issuance. As of June 30, 2019, the Company had 37.9 million shares of common stock issued and outstanding.

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of June 30, 2019, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the ESPP)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. As of June 30, 2019, 1,400,000 shares of common stock are authorized for issuance, of which 984,547 shares were issued. There were 93,785 and 24,907 shares issued under the ESPP during the six months ended June 30, 2019 and 2018, respectively.

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

Restricted Stock Units with a Market Condition (the Market Condition RSUs)

On May 24, 2018, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2018 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2018 Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from May 24, 2018 to the earlier of (i) May 24, 2019 or (ii) upon a change of control (measured relative to the NASDAQ Biotechnology index and based on the 20-day trading average price before each such date). As of June 30, 2019, the target number of these restricted stock units that may be earned is 7,556 shares; the maximum amount is 150% of the target number.

On March 7, 2019, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2019 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2019 Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from March 7, 2019 to the earlier of (i) March 7, 2020 or (ii) upon a change of control (measured relative to the NASDAQ Biotechnology index and based on the 20-day trading average price before each such date). As of June 30, 2019, the target number of these restricted stock units that may be earned is 56,517 shares; the maximum amount is 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the six months ended June 30, 2019 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2018	1,956,732	$4.25	1,233,762	$3.36	116,944	$4.19
Granted	587,909	3.73	599,977	3.19	75,514	4.16
Exercised	(2,500)	3.25	-	-	-	-
Expired	(2,635)	2.28	-	-	-	-
Vested (RSUs)	-	-	(550,200)	3.46	(3,778)	4.19
Cancelled / forfeited	(356,649)	4.03	(229,883)	3.48	(124,607)	4.19
Balance at June 30, 2019	2,182,857	$4.15	1,053,656	$3.19	64,073	$4.16

The weighted average fair value of the options granted under the Third A&R Plan during the three months ended June 30, 2019 and 2018 was $0.97 and $1.81, respectively, and during the six months ended June 30, 2019 and 2018 was $1.56 and $1.81, respectively. The following assumptions were used to estimate the fair value, using the Black-Scholes option pricing model, of stock options granted during the three and six months ended June 30, 2019:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Volatility	47.76%		42.31%		45.69%		42.31%
Risk-free interest rate	1.86%		2.82%		2.42%		2.82%
Expected holding period (in years)	4.70	years	4.95	years	4.73	years	4.95	years
Dividend yield	-%		-%		-%		-%

The weighted average fair value of the 2019 Market Condition RSUs which were granted under the Third A&R Plan during the three months ended March 31, 2019 was $4.16. There were no Market Condition RSUs granted under the Third A&R Plan during the three months ended June 30, 2019. The weighted average fair value of the 2018 Market Condition RSUs which were granted under the Third A&R Plan during the three months ended June 30, 2018 was $4.19. There were no Market Condition RSUs granted under the Third A&R Plan during the three months ended March 31, 2018. The following assumptions were used to estimate the fair value, using a Monte-Carlo valuation simulation, of the Market Condition RSUs granted during the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Volatility	48.00%	44.02%
Risk-free interest rate	2.50%	2.27%
Correlation coefficient	0.27%	0.07%
Dividend yield	-%	-%

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

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSUs and the ESPP for the three and six months ended June 30, 2019 and 2018 was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)

Cost of revenues	$8	$15	$21	$26
Sales and marketing	36	102	29	226
General and administrative	529	576	1,080	1,273
Research and development	42	41	76	71
Discontinued operations	-	-	-	150
Total stock-based compensation	$615	$734	$1,206	$1,746

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Basic	37,735,717	36,082,258	37,682,539	35,774,334
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSUs	-	-	-	-
Diluted	37,735,717	36,082,258	37,682,539	35,774,334

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSUs of approximately 3,300,586 and 4,737,057 shares of common stock for the six months ended June 30, 2019 and 2018, respectively, as the impact of these shares would be anti-dilutive.

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

Commencing on March 31, 2018, the outstanding term loans began to amortize in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter, $0.6 million per quarter during the next four quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ten days of the Company’s delivery of its audited annual financial statements each year, the term loans are permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. During the three months ended March 31, 2019, the Company made an excess cash flow payment of $4.0 million as required by the Financing Agreement. Additionally, during the three months ended June 30, 2019, the Company made a payment, as required by the Financing Agreement, of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction discussed in Note 5.

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

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable to the Company and its subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement also contains customary events of default. As of June 30, 2019, the Company was in compliance with all financial covenants contained in the Financing Agreement, was subject to covenant and working capital borrowing restrictions and had available borrowing capacity under its Financing Agreement of $9.5 million.

As of June 30, 2019, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its term loan was 8.85%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of June 30, 2019 and December 31, 2018, the Company’s borrowings were comprised of:

	June 30,	December 31,
	2019	2018
	(in thousands)
Long-term debt:
Term loan	$56,197	$62,400
Total unamortized deferred financing costs	(1,376)	(1,605)
Total debt	54,821	60,795
Less: current installments	(2,800)	(6,383)
Current unamortized deferred financing costs	393	401
Long-term debt	$52,414	$54,813

15.	Derivatives

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

As disclosed in Note 14, on January 31, 2018, the Company entered into a Financing Agreement comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. Shortly after entering into the Financing Agreement, the Company entered into an interest rate swap contract with PNC Bank with a notional amount of $36.0 million and a termination date of January 1, 2023 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of June 30, 2019 and December 31, 2018:

		June 30, 2019
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$31,591	$(628)

		December 31, 2018
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$34,090	$(170)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and six months ended June 30, 2019 and 2018:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Interest rate swaps	$(298)	$155	$(494)	$(99)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)
	Three Months Ended		Six Months Ended		Location of amount reclassified
	June 30,		June 30,		from AOCI
	2019	2018	2019	2018	into income (effective portion)
	(in thousands)
Interest rate swaps	$19	$70	$36	$45	Interest expense

As of June 30, 2019, $0.2 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(628)	$-	$(628)

	Fair Value as of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(170)	$-	$(170)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue from continuing operations originating from the following geographic areas for the six months ended June 30, 2019 and 2018 consist of:

	Three Months Ended June 30, 2019
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$20,920	$2,399	$3,271	$1,753	$28,343
Service, maintenance and warranty contracts	910	236	79	16	1,241
Total revenues	$21,830	$2,635	$3,350	$1,769	$29,584

	Three Months Ended June 30, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$20,478	$4,058	$3,316	$2,156	$30,008
Service, maintenance and warranty contracts	1,204	168	129	13	1,514
Total revenues	$21,682	$4,226	$3,445	$2,169	$31,522

	Six Months Ended June 30, 2019
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$39,591	$5,528	$6,184	$3,798	$55,101
Service, maintenance and warranty contracts	2,053	426	176	30	2,685
Total revenues	$41,644	$5,954	$6,360	$3,828	$57,786

	Six Months Ended June 30, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$36,695	$7,587	$7,006	$4,400	$55,688
Service, maintenance and warranty contracts	2,030	334	198	31	2,593
Total revenues	$38,725	$7,921	$7,204	$4,431	$58,281

Deferred revenue

As of June 30, 2019 and December 31, 2018, the Company had approximately $3.5 million and $3.8 million, respectively, in deferred revenue comprised of revenue deferred from service contracts and revenue deferred from advance payments.

Changes in deferred revenue from service contracts and advance payments from customers during the six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at March 31, 2019	$1,666	$2,049	$3,715
Deferral of revenue	281	140	421
Recognition of deferred revenue	(344)	(250)	(594)
Effect of foreign currency translation	(10)	-	(10)
Balance at June 30, 2019	$1,593	$1,939	$3,532

	Three Months Ended June 30, 2018
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at March 31, 2018	$1,793	$2,060	$3,853
Addition due to business combination	(1)	-	(1)
Deferral of revenue	1,090	116	1,206
Recognition of deferred revenue	(1,169)	(323)	(1,492)
Effect of foreign currency translation	(19)	-	(19)
Balance at June 30, 2018	$1,694	$1,853	$3,547

	Six Months Ended June 30, 2019
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at December 31, 2018	$1,659	$2,161	$3,820
Deferral of revenue	1,126	251	1,377
Recognition of deferred revenue	(1,192)	(473)	(1,665)
Effect of foreign currency translation	-	-	-
Balance at June 30, 2019	$1,593	$1,939	$3,532

	Six Months Ended June 30, 2018
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at December 31, 2017	$505	$-	$505
Addition due to business combination	848	2,128	2,976
Deferral of revenue	2,283	244	2,527
Recognition of deferred revenue	(1,927)	(519)	(2,446)
Effect of foreign currency translation	(15)	-	(15)
Balance at June 30, 2018	$1,694	$1,853	$3,547

Allowance for doubtful accounts

Activity in the allowance for doubtful accounts was as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Balance, beginning of period	$332	$193
Addition due to business combination	-	102
Bad debt expense	368	149
Charge-offs and other recoveries	(329)	-
Effect of foreign currency translation	(1)	77
Balance, end of period	$370	$521

18.	Income Tax

Income tax benefit from continuing operations was approximately $0.9 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate on continuing operations was 78.2% for the three months ended June 30, 2019 compared with 19.8% for the same period in 2018.

Income tax from continuing operations was a benefit of approximately $0.3 million and an expense of $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate on continuing operations was 10.6% for the six months ended June 30, 2019, compared with (3.3%) for the same period in 2018.

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

For the three and six months ended June 30, 2019, no income tax expense or benefit was recorded for discontinued operations. For the comparable three-and six-month periods in 2018, income tax benefit recorded for discontinued operations was $10 thousand and $0.9 million.

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

Recent Business Acquisitions and Dispositions

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

In January 2018, we sold substantially all the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (Denville) for approximately $20.0 million, which included a $3.0 million earn-out provision contingent on Denville achieving certain performance metrics with respect to 2018 and 2019 (with potential consideration of $2.0 million based on Denville’s performance in 2018, and $1.0 million based on its performance in 2019). During the three months ended June 30, 2019, it was determined that the first potential earn-out consideration amount of $2.0 million for 2018 was not earned, and therefore the maximum the Company may potentially receive of the original $3.0 million earn-out provision is now $1.0 million, which, as described above, is contingent on Denville achieving certain performance metrics.

Components of Operating Income

As described above, on January 22, 2018, we sold substantially all the assets of our operating subsidiary, Denville. The sale of Denville represented a strategic shift that had a major effect on our operations and financial results. As such and pursuant to the accounting standards, the operating results of Denville for the three and six months ended June 30, 2018 have been presented in discontinued operations in the consolidated statements of operations. Therefore the amounts and percentages discussed below exclude the revenues and expenses of Denville unless otherwise described.

Revenues.     We generate revenues by selling apparatus, instruments, devices, systems, software, services, and consumables through distributors, and our direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our various product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users included in continuing operations represented approximately 71% and 58% of our revenues for the three months ended June 30, 2019 and 2018, respectively, and 70% and 56% of our revenues for the six months ended June 30, 2019 and 2018, respectively.

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

We use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended June 30, 2019 and 2018, approximately 29% and 42% of our total revenues from continuing operations, respectively, were derived from sales to distributors. For the six months ended June 30, 2019 and 2018, approximately 30% and 44% of our total revenues from continuing operations, respectively, were derived from sales to distributors.

Our revenues include complementary products we distribute in order to provide the researcher with a single source for equipment needed to conduct a particular experiment. For the three months ended June 30, 2019 and 2018, approximately 83% and 88% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 17% and 12%, respectively, were derived from complementary products we distribute. For the six months ended June 30, 2019 and 2018, approximately 84% and 87% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 16% and 13%, respectively, were derived from complementary products we distribute.

For the three months ended June 30, 2019 and 2018, approximately 26% and 31% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations. For the six months ended June 30, 2019 and 2018, approximately 28% and 34% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations

Cost of revenues.     Cost of revenues includes material, labor and manufacturing overhead costs, obsolescence charges, packaging costs, warranty costs, shipping costs and royalties. Our cost of revenues may vary over time, including based on the mix of products sold. We sell products that we manufacture and products that we purchase from third parties. The products that we purchase from third parties typically have a higher cost of revenues as a percent of revenues because the profit is effectively shared with the original manufacturer. We anticipate that our manufactured products will continue to have a lower cost of revenues as a percentage of revenues as compared with the cost of non-manufactured products for the foreseeable future. Additionally, our cost of revenues as a percent of revenues will vary based on mix of direct to end user sales and distributor sales, mix by product line and mix by geography.

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

Stock-based compensation expense for the three months ended June 30, 2019 and 2018 was $0.6 million and $0.7 million, respectively. Stock-based compensation expense for the six months ended June 30, 2019 and 2018 was $1.2 million and $1.7 million, respectively. Included in stock-based compensation for the six months ended June 30, 2018 was $0.2 million related to discontinued operations.

Selected Results of Operations

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,		Dollar	%
	2019	2018	Change	Change
	(dollars in thousands)
Revenues	$29,584	$31,522	$(1,938)	-6.1%
Cost of revenues	13,629	16,167	(2,538)	-15.7%
Gross margin percentage	53.9%	48.7%	N/A	10.7%
Sales and marketing expenses	5,770	6,309	(539)	-8.5%
General and administrative expenses	4,809	5,258	(449)	-8.5%
Research and development expenses	2,771	2,758	13	0.5%
Amortization of intangible assets	1,436	1,412	24	1.7%
Impairment charges	941	-	941	100.0%
Other expense, net	1,360	1,485	(125)	-8.4%
Income from discontinued operations	-	34	(34)	-100.0%

Unless otherwise described, the amounts and percentages in the table above and the amounts and percentages discussed below exclude the revenues and expenses of Denville, which is presented in discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

Revenues

Revenues for the three months ended June 30, 2019 were $29.6 million, a decrease of approximately $1.9 million, or 6.1%, compared to revenues of $31.5 million for the three months ended June 30, 2018.

The decrease in revenue for the three months ended June 30, 2019 was primarily due to lower sales volume in Europe as well as lower volume with contract resource organizations due to customer consolidation. These reductions were partially offset by strong sales from a new product released by DSI. The impact of currency translation negatively impacted revenues in the period by approximately $0.5 million.

Reconciliation of Changes In Revenues For the Three Months Ended June 30, 2019 Compared to the Same Period of the Prior Year

Organic revenue change, excluding foreign exchange effect	-4.4%

Foreign exchange effect	-1.7%

Total revenue change, as reported (GAAP)	-6.1%

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the United States dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We believe that disclosing the non-GAAP financial information included above, which is used by our management to internally evaluate our operating results, provides investors with an enhanced understanding of the underlying operations of the business, as it highlights the revenue performance of the business excluding the impact of fluctuating foreign currencies, which is outside of management’s control. The non-GAAP financial information provided in the table above should be considered in addition to, not as a substitute for, the financial information provided and presented in accordance with accounting principles generally accepted in the United States, or GAAP and may be different than other companies’ non-GAAP financial information.

Cost of revenues

Cost of revenues were $13.6 million for the three months ended June 30, 2019, a decrease of $2.5 million, or 15.7%, compared with $16.2 million for the three months ended June 30, 2018. The decrease in cost of revenues was primarily due to a $2.2 million charge recognized in cost of revenues related to a purchase accounting inventory fair value step up in connection with the DSI acquisition included in the three months ended June 30, 2018. Gross profit margin as a percentage of revenues increased to 53.9% for the three months ended June 30, 2019 compared with 48.7% for the three months ended June 30, 2018. The increase in gross profit margin was primarily attributable to the effect of the aforementioned $2.2 million charge related to a purchase accounting inventory fair value step up included in the three months ended June 30, 2018. Excluding the impact of this charge, gross profit margin declined primarily due to reduced fixed cost absorption associated with lower revenue as well as product mix.

Sales and marketing expenses

Sales and marketing expenses decreased $0.5 million or 8.5% to $5.8 million for the three months ended June 30, 2019 compared to $6.3 million during the same period in 2018. The decrease in these expenses was primarily due to decreases in employee-related expenses and variable sales costs as compared to the three months ended June 30, 2018.

General and administrative expenses

General and administrative expenses were $4.8 million for the three months ended June 30, 2019, a decrease of $0.4 million, or 8.5%, compared with $5.3 million for the three months ended June 30, 2018. The decrease was primarily due to lower employee-related costs and bad debt expenses in the three months ended June 30, 2019 as compared to the same period in the prior year.

Research and development expenses

Research and development expenses were $2.8 million for the three months ended June 30, 2019, and did not change materially as compared to the prior period.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.4 million for the three months ended June 30, 2019 and 2018, respectively, remaining substantially unchanged in the two periods.

Impairment charges

During the three months ended June 30, 2019, we recognized an impairment charge of $0.9 million related to certain in-process research and development intangible assets as a result of our on-going evaluation of our capitalized research and development activities. There was no similar impairment charge recognized in the same period in the prior year.

Other expense, net

Other expense, net, was $1.4 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively. Other expense, net, consisted primarily of interest expense which decreased slightly in the three months ended June 30, 2019 as compared to the same period in the prior year primarily due to lower outstanding debt balances.

Income taxes

Income tax benefit from continuing operations was approximately $0.9 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rate was 78.2% and 19.8% for the three months ended June 30, 2019 and 2018, respectively.

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

Income from discontinued operations

On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which included a $3.0 million earn-out provision (the Denville Transaction). Denville generated net income of $24 thousand for the three months ended June 30, 2018, which is presented in discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

Selected Results of Operations

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,
	2019	2018	Dollar Change	% Change
	(dollars in thousands)
Revenues	$57,786	$58,281	$(495)	-0.8%
Cost of revenues	25,677	29,657	(3,980)	-13.4%
Gross margin percentage	55.6%	49.1%	N/A	13.1%
Sales and marketing expenses	12,076	11,955	121	1.0%
General and administrative expenses	10,612	10,642	(30)	-0.3%
Research and development expenses	5,506	5,160	346	6.7%
Amortization of intangible assets	2,866	2,515	351	14.0%
Impairment charges	941	-	941	100.0%
Other expense, net	3,034	5,464	(2,430)	-44.5%
Income from discontinued operations	-	1,820	(1,820)	-100.0%

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville, which is presented in discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

Revenues

Revenues for the six months ended June 30, 2019 were $57.8 million, a decrease of approximately $0.5 million, or 0.8%, compared to revenues of $58.3 million for the six months ended June 30, 2018.

The decrease in revenue for the six months ended June 30, 2019 is due to lower sales volume in Europe as well as lower volume with contract resource organizations due to customer consolidation. These reductions were partially offset by strong sales from a new product released by DSI. Offsetting the overall decrease, revenues for the six months ended June 30, 2019 included six months of revenues from DSI as compared to five months of revenues from DSI included in the six months ended June 30, 2018. The impact of currency translation negatively impacted revenues in the six months ended June 30, 2019 by approximately $1.3 million.

Reconciliation of Changes In Revenues For the Six Months Ended June 30, 2019 Compared to the Same Period of the Prior Year

Organic revenue change, excluding foreign exchange effect	-4.4%

DSI change	5.8%

Foreign exchange effect	-2.2%

Total revenue change, as reported (GAAP)	-0.8%

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the United States dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We believe that disclosing the non-GAAP financial information included above, which is used by our management to internally evaluate our operating results, provides investors with an enhanced understanding of the underlying operations of the business, as it highlights the revenue performance of the business excluding the impact of fluctuating foreign currencies, which is outside of management’s control. The non-GAAP financial information provided in the table above should be considered in addition to, not as a substitute for, the financial information provided and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

Cost of revenues

Cost of revenues decreased $4.0 million, or 13.4%, to $25.7 million for the six months ended June 30, 2019 compared with $29.7 million for the six months ended June 30, 2018. Gross profit margin as a percentage of revenues increased to 55.6% for the six months ended June 30, 2019 compared with 49.1% for the six months ended June 30, 2018. Of the $4.0 million increase in gross profit margin, approximately $3.7 million was attributable to the effect of a charge recognized in cost of revenues during the six-months period ended June 30, 2018 related to a purchase accounting inventory fair value step up amortization. This inventory fair value step up was fully recognized into cost of revenues over one inventory turn, or approximately six months.

Sales and marketing expenses

Sales and marketing expenses increased $0.1 million or 1.0% to $12.1 million for the six months ended June 30, 2019 compared to $12.0 million during the same period in 2018. Sales and marketing expenses for the six months ended June 30, 2019 included six months of costs from DSI as compared to five months of costs from DSI in the six months ended June 30, 2018. The increase in costs in the six months ended June 30, 2019 were partially offset by decreases in employee-related expenses, variable sales costs and lower stock-based compensation as compared to the prior period.

General and administrative expenses

General and administrative expenses were $10.6 million for each of the six months period ended June 30, 2019 and 2018. Costs for the six months ended June 30, 2019 included six months of costs from DSI as compared to five months of costs from DSI in the six months ended June 30, 2018. Other changes in the six months ended June 30, 2019 included decreases in employee-related expenses and stock-based compensation, which were partially offset by an increase in bad debt expenses in the period ended June 30, 2019, as compared to the six months ended June 30, 2018.

Research and development expenses

Research and development expenses were $5.5 million for the six months ended June 30, 2019, an increase of $0.3 million, or 6.7%, compared with $5.2 million for the six months ended June 30, 2018. The increase was primarily due to the impact of the acquisition of DSI, as the six months ended June 2019 included six months of research and development expenses from DSI as compared to five months of such expenses in the six months ended June 30, 2018.

Amortization of intangible assets

Amortization of intangible asset expenses was $2.9 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $0.4 million in amortization of intangible assets expense was primarily due to the impact of the DSI acquisition, as the six months ended June 2019 included six months of research and development expenses from DSI as compared to five months of such expenses in the six months ended June 30, 2018.

Impairment charges

During the six months ended June 30, 2019, we recognized an impairment charge of $0.9 million related to certain in-process research and development intangible assets as a result of our on-going evaluation of our capitalized research and development activities. There was no similar impairment charge recognized in the same period in the prior year.

Other expense, net

Other expense, net, was $3.0 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $2.5 million in other expense, net was primarily due to transaction costs incurred in the six months ended June 30, 2018 of approximately $2.8 million related to the acquisition of DSI and divestiture of Denville. These decreases were partially offset by an increase in interest expense as a result of higher average debt balances during the current period compared to the same period last year.

Income taxes

Income tax from continuing operations was a benefit of $0.3 million and an expense of $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate was 10.6% for the six months ended June 30, 2019, compared with (3.3%) for the same period in 2018.

The difference between our effective rates in 2019 and 2018 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of year-to-date and forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, the impact of inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules, limitations on interest expense deductions, and in 2018, certain non-deductible acquisition costs.

Income from discontinued operations

Discontinued operations resulted in income of $1.8 million for the six months ended June 30, 2018. On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which included a $3.0 million earn-out provision contingent on Denville achieving certain performance metrics with respect to 2018 and 2019 (the Denville Transaction). The results of Denville were presented in discontinued operations for both the three and six months ended June 30, 2018. The income from discontinued operations for the six months ended June 30, 2018 included a gain on sale of Denville of $1.3 million and an income tax benefit of $0.9 million. The income tax benefit was mainly due to the reversal of deferred tax liabilities associated with indefinite lived intangibles following the Denville Transaction.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, bank borrowings, and the issuance of common stock. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and capital expenditures.

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

As of June 30, 2019, we held cash and cash equivalents from continuing operations of $4.9 million, compared with $8.2 million at December 31, 2018. As of June 30, 2019 and December 31, 2018, we had $54.8 million and $60.8 million of borrowings outstanding under our credit facility, net of deferred financing costs, respectively. Total debt, net of cash and cash equivalents was $49.9 million at June 30, 2019, compared to $52.6 million at December 31, 2018. In addition, we had an underfunded United Kingdom pension liability of approximately $0.9 million at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, cash and cash equivalents held by our foreign subsidiaries was $2.3 million and $3.2 million, respectively. As a result of the 2017 Tax Act, post-2017 dividends from qualifying Controlled Foreign Corporations are no longer taxed in the U.S. However, any dividends to the U.S. must still be assessed for withholding tax liability as well as income state tax liability. As a result of our assertion, we determined the potential state income tax liability related to available cash balances at foreign subsidiaries would be immaterial in both 2019 and 2018.

Condensed Cash Flow Statements
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)

Cash flows from operations:
Net loss	$(2,617)	$(5,528)
Other adjustments to operating cash flows	6,551	4,630
Changes in assets and liabilities	(1,267)	2,623
Net cash provided by operating activities	2,667	1,725

Investing activities:
Additions to property, plant and equipment	(423)	(634)
Acquisition, net of cash acquired	-	(68,008)
Disposition, net of cash sold	1,020	15,754
Other investing activities	(9)	(24)
Net cash provided by (used in) investing activities	588	(52,912)

Financing activities:
Proceeds from issuance of debt	2,300	68,500
Repayments of debt	(8,503)	(17,247)
Other financing activities	(334)	(548)
Net cash (used in) provided by financing activities	(6,537)	50,705

Effect of exchange rate changes on cash	43	373
Decrease in cash and cash equivalents	$(3,239)	$(109)

Our operating activities provided cash of $2.7 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net cash flow from operations was primarily due to the decrease in net loss partially offset by the effect of changes in working capital period over period.

Our investing activities provided cash of $0.6 million and used of $52.9 million for the six months ended June 30, 2019 and 2018, respectively. Investing activities during the six months ended June 30, 2019 primarily consisted of cash used for capital expenditures, and the receipt of $1.0 million in connection with the release to the Company of an escrow amount associated with the Denville Transaction. Investing activities during the six months ended June 30, 2018 primarily consisted of $68.5 million paid for the acquisition of DSI and $15.8 million received from the disposition of Denville. We spent $0.4 million and $0.6 million on capital expenditures during the six months ended June 30, 2019 and 2018, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the six months ended June 30, 2019, financing activities used cash of $6.5 million, compared with $50.7 million of cash provided by financing activities for the six months ended June 30, 2018. During the six months ended June 30, 2019, we borrowed $2.3 million and repaid $8.5 million of debt, including an excess cash flow payment of $4.0 million and a payment of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction as required by the Financing Agreement, and ended the quarter with $54.8 million of borrowings, net of deferred financing costs of $1.4 million. During the six months ended June 30, 2018 we borrowed $68.5 million, repaid $17.2 million of debt and ended the quarter with $61.4 million of borrowings, net of deferred financing costs of $1.7 million. Net cash paid for tax withholdings from the issuance from common stock, related to the vesting of restricted stock units was $0.3 million for the six months ended June 30, 2019. Net cash proceeds from the issuance of common stock for the six months ended June 30, 2018 was $1.4 million.

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

Commencing on March 31, 2018, the outstanding term loans began to amortize in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter, $0.6 million per quarter during the next four quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ten days of the delivery of our audited annual financial statements each year, the term loans are permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against our “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. During the three months ended March 31, 2019, the Company made an excess cash flow payment of $4.0 million as required by the Financing Agreement. Additionally, during the three months ended June 30, 2019, the Company made a payment, as required by the Financing Agreement, of $1.0 million in connection with the release of an escrow amount associated with the Denville sale.

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

As of June 30, 2019 and December 31, 2018, we had borrowings net of debt issuance costs of $54.8 million and $60.8 million respectively, outstanding. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to us for similar instruments. As of June 30, 2019, we were in compliance with all financial covenants contained in the Financing Agreement, were subject to covenant and working capital borrowing restrictions and had available borrowing capacity under our Financing Agreement of $9.5 million.

As of June 30, 2019, the weighted effective interest rate, net of the impact of our interest rate swap, on our Term Loan was 8.85%.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Based on our current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, capital expenditures, and debt principal and interest payments for the next 12 months and beyond.

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

During the three months ended June 30, 2019, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $0.5 million and a favorable effect on expenses of approximately $0.3 million. During the six months ended June 30, 2019, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $1.3 million and a favorable effect on expenses of approximately $0.8 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended June 30, 2019, was approximately $(0.2) million, compared to a loss of $(2.9) million for the three months ended June 30, 2018. The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the six months ended June 30, 2019, was approximately $(0.2) million, compared to a loss of $(1.4) million for the six months ended June 30, 2018.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million and $0.3 million in currency losses during the three months ended June 30, 2019 and 2018, respectively. The currency exchange rate fluctuations included as a component of net loss resulted in approximately $(0.1) million and $(2) thousand in currency losses during the six months ended June 30, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see "Recent Accounting Pronouncements" included under Note 2 to our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The majority of our manufacturing and testing of products occurs in our facilities in the United States, Germany, Sweden and Spain. We sell our products globally through distributors, our direct sales force, websites and catalogs. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results.

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2019, we had $54.8 million outstanding under our Financing Agreement, net of deferred financing costs. We entered into an interest rate swap contract with PNC bank with a notional amount of $36.0 million and a termination date of January 31, 2023 in order to hedge a portion of the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Financing Agreement. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%.

As of June 30, 2019, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 8.85%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement as of June 30, 2019 is quantified and summarized as follows:

If compared to the rate as of June 30, 2019	Interest expense increase
(in thousands)
Interest rates increase by 1%	$246
Interest rates increase by 2%	$492

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We reviewed our internal control over financial reporting at June 30, 2019. As a result of the acquisition of Data Sciences International, Inc. (DSI) in January 2018, we continue to integrate certain business processes and systems of DSI. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. There were no other changes in our internal controls over financial reporting identified in an evaluation thereof that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2019

HARVARD BIOSCIENCE, INC.

By:	/S/ JAMES GREEN
James Green
Chief Executive Officer

By:	/S/ MICHAEL A. ROSSI
Michael A. Rossi
Chief Financial Officer