Form 10-Q
period 2019-09-30
HARVARD BIOSCIENCE INC
filed 2019-11-08
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, there were 38,066,101 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$6,845	$8,173
Accounts receivable, net of allowance for doubtful accounts of $364 and $332, respectively	17,085	21,463
Inventories	23,894	25,087
Other current assets	4,465	3,109
Total current assets	52,289	57,832

Property, plant and equipment, net	5,234	5,898
Operating lease right-of-use assets	8,497	-
Amortizable intangible assets, net	38,580	44,532
Goodwill	56,637	57,304
Other indefinite lived intangible assets	1,220	1,232
Other long-term assets	320	1,815
Total assets	$162,777	$168,613

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,607	$5,982
Current portion of operating lease liabilities	2,424	-
Accounts payable	5,266	7,359
Deferred revenue	3,550	3,820
Accrued income taxes	385	978
Other current liabilities	7,465	7,350
Total current liabilities	21,697	25,489

Long-term debt	51,712	54,813
Deferred tax liability	2,267	2,301
Operating lease liabilities	8,342	-
Other long-term liabilities	1,656	3,286
Total liabilities	85,674	85,889

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 45,810,358 and
45,124,309 shares issued and 38,064,851 and 37,378,802 shares outstanding, respectively	436	436
Additional paid-in-capital	228,177	226,377
Accumulated deficit	(125,125)	(119,889)
Accumulated other comprehensive loss	(15,717)	(13,532)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	77,103	82,724
Total liabilities and stockholders' equity	$162,777	$168,613

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$27,418	$28,635	$85,204	$86,916
Cost of revenues	12,439	12,818	38,116	42,475
Gross profit	14,979	15,817	47,088	44,441

Sales and marketing expenses	5,294	6,021	17,370	17,976
General and administrative expenses	6,604	4,655	17,215	15,297
Research and development expenses	2,564	2,783	8,070	7,943
Amortization of intangible assets	1,422	1,468	4,289	3,983
Impairment charges	460	-	1,401	-
Total operating expenses	16,344	14,927	48,345	45,199

Operating income (loss)	(1,365)	890	(1,257)	(758)

Other expense:
Foreign exchange	125	(26)	32	(28)
Interest expense, net	(1,348)	(1,458)	(4,129)	(3,835)
Other expense, net	(86)	(314)	(246)	(3,399)
Other expense, net	(1,309)	(1,798)	(4,343)	(7,262)

Loss from continuing operations before income taxes	(2,674)	(908)	(5,600)	(8,020)
Income tax (benefit) provision	(54)	(652)	(363)	(416)
Loss from continuing operations	(2,620)	(256)	(5,237)	(7,604)
Discontinued operations:
Income from discontinued operations before income taxes	-	-	-	937
Income tax benefit	-	-	-	(883)
Income from discontinued operations	-	-	-	1,820
Net loss	$(2,620)	$(256)	$(5,237)	$(5,784)

(Loss) earnings per share:
Basic loss per common share from continuing operations	$(0.07)	$(0.01)	$(0.14)	$(0.21)
Basic earnings per common share from discontinued operations	-	-	-	0.05
Basic loss per common share	$(0.07)	$(0.01)	$(0.14)	$(0.16)

Diluted loss per common share from continuing operations	(0.07)	$(0.01)	$(0.14)	$(0.21)
Diluted earnings per common share from discontinued operations	-	-	-	0.05
Diluted loss per common share	$(0.07)	$(0.01)	$(0.14)	$(0.16)

Weighted-average common shares:
Basic	38,036	36,947	37,764	36,170

Diluted	38,036	36,947	37,764	36,170

Comprehensive income (loss):
Net loss	$(2,620)	$(256)	$(5,237)	$(5,784)
Foreign currency translation adjustments	(1,495)	395	(1,686)	(1,037)
Derivatives qualifying as hedges, net of tax:
(Loss) gain on derivative instruments designated and qualifying as cash flow hedges	(78)	126	(572)	27
Amounts reclassified from accumulated other comprehensive loss to net loss	37	55	73	99
Comprehensive income (loss)	$(4,156)	$320	$(7,422)	$(6,695)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Three Months Ended September 30, 2019 and 2018
Balance at June 30, 2019	45,640	$436	$227,249	$(122,506)	$(14,181)	$(10,668)	$80,330
Shares issued under stock purchase plan	-	-	70	-	-	-	70
Vesting of restricted stock units	238	-	-	-	-	-	-
Shares withheld for taxes	(68)	-	(129)	1	-	-	(128)
Stock compensation expense	-	-	987	-	-	-	987
Net loss	-	-	-	(2,620)	-	-	(2,620)
Other comprehensive loss	-	-	-	-	(1,536)	-	(1,536)
Balance at September 30, 2019	45,810	$436	$228,177	$(125,125)	$(15,717)	$(10,668)	$77,103

Balance at June 30, 2018	44,102	$427	$221,910	$(122,495)	$(12,162)	$(10,668)	$77,012
Stock option exercises	971	8	3,134	-	-	-	3,142
Vesting of restricted stock units	90	1	-	-	-	-	1
Shares withheld for taxes	(130)	(1)	-	-	-	-	(1)
Stock compensation expense	-	-	486	-	-	-	486
Net loss	-	-	-	(256)	-	-	(256)
Other comprehensive loss	-	-	-	-	575	-	575
Balance at September 30, 2018	45,033	$435	$225,530	$(122,751)	$(11,587)	$(10,668)	$80,959

Nine Months Ended September 30, 2019 and 2018
Balance at December 31, 2018	45,124	$436	$226,377	$(119,889)	$(13,532)	$(10,668)	$82,724
Stock option exercises	3	-	-	-	-	-	-
Shares issued under stock purchase plan	94	-	159	-	-	-	159
Vesting of restricted stock units	792	-	-	-	-	-	-
Shares withheld for taxes	(203)	-	(552)	1	-	-	(551)
Stock compensation expense	-	-	2,193	-	-	-	2,193
Net loss	-	-	-	(5,237)	-	-	(5,237)
Other comprehensive loss	-	-	-	-	(2,185)	-	(2,185)
Balance at September 30, 2019	45,810	$436	$228,177	$(125,125)	$(15,717)	$(10,668)	$77,103

Balance at December 31, 2017	42,764	$419	$218,792	$(116,967)	$(10,676)	$(10,668)	$80,900
Stock option exercises	1,690	11	5,117	-	-	-	5,128
Shares issued under stock purchase plan	25	-	(11)	-	-	-	(11)
Vesting of restricted stock units	895	9	-	-	-	-	9
Shares withheld for taxes	(341)	(4)	(600)	-	-	-	(604)
Stock compensation expense	-	-	2,232	-	-	-	2,232
Net loss	-	-	-	(5,784)	-	-	(5,784)
Other comprehensive loss	-	-	-	-	(911)	-	(911)
Balance at September 30, 2018	45,033	$435	$225,530	$(122,751)	$(11,587)	$(10,668)	$80,959

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,237)	$(5,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,497	1,474
Amortization of intangible assets	4,289	4,030
Amortization of deferred financing costs	287	511
Stock-based compensation expense	2,193	2,232
Impairment charges	1,401	-
Gain on sale of Denville	-	(1,251)
Provision for allowance for doubtful accounts	394	3
Other non-cash charges	41	66
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,805	918
Decrease in inventories	635	2,112
Increase in other current assets	(147)	(1,184)
Decrease in accounts payable	(2,059)	(442)
Increase (decrease) in accrued income taxes	(591)	211
Increase (decrease) in other current liabilities	180	(1,968)
Increase (decrease) in deferred revenue	(255)	1,929
Decrease in other long-term liabilities	(608)	(2,566)
Net cash provided by operating activities	5,825	291

Cash flows from investing activities:
Additions to property, plant and equipment	(778)	(891)
Additions to catalog costs	(15)	(24)
Acquisition, net of cash acquired	-	(68,008)
Disposition, net of cash sold	1,020	15,754
Net cash provided by (used in) investing activities	227	(53,169)

Cash flows from financing activities:
Proceeds from issuance of debt	4,300	70,800
Repayments of debt	(11,103)	(19,947)
Payments of debt issuance costs	-	(1,967)
(Net taxes paid) net proceeds from issuance of common stock	(392)	4,521
Net cash (used in) provided by financing activities	(7,195)	53,407

Effect of exchange rate changes on cash	(185)	399
(Decrease) Increase in cash and cash equivalents	(1,328)	928
Cash and cash equivalents at beginning of period	8,173	5,733
Cash and cash equivalents at end of period	$6,845	$6,661

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,226	$3,509
Cash paid (refunded) for income taxes	$411	$(170)

See accompanying notes to unaudited consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2019, results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018, as applicable, have been made. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Reclassifications

As disclosed in Note 5, on January 22, 2018, the Company sold substantially all the assets of its operating subsidiary, Denville Scientific, Inc. (Denville). The sale of Denville represented a strategic shift that had a major effect on the Company’s operations and financial results. As such and pursuant to Accounting Standards Codification (ASC) 205-20 – Presentation of Financial Statements - Discontinued Operations, the operating results of Denville for the three and nine months ended September 30, 2018 have been presented in discontinued operations in the consolidated statements of operations. These reclassifications and adjustments had no effect on total amounts within the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows for any of the periods presented.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019. Except for the accounting for leases as noted below there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2019.

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

As of September 30, 2019, the Company has assessed its contracts and concluded that its leases consist of operating leases. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

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

3.	Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss, net of tax consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Foreign currency translation adjustments	$(14,316)	$(12,630)
Derivatives qualifying as hedges	(669)	(170)
Defined benefit pension plans	(732)	(732)
Total	$(15,717)	$(13,532)

4.	Acquisition

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

The results of operations for DSI have been included in the Company’s consolidated financial statements from the date of acquisition. Included in the net loss for the nine months ended September 30, 2018 was a $3.8 million charge recognized in cost of revenues related to purchase accounting inventory fair value step up amortization. The total inventory fair value step up was recognized into cost of revenues over one inventory turn, or approximately five and a half months. Also included in the net loss of DSI for that period was $2.9 million of intangible asset amortization expense.

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

Nine Months Ended
September 30,
2018
(in thousands)
Pro Forma
Revenues	$90,384
Income (loss) from continuing operations	(236)

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $3.0 million for the nine months ended September 30, 2018.

5.	Discontinued Operations

On January 22, 2018, the Company sold substantially all the assets of its wholly owned subsidiary, Denville, for approximately $20.0 million, which included a $3.0 million earn-out provision (the Denville Transaction). Upon the closing of the transaction, the Company received $15.7 million. The earn-out provision represented contingent consideration of up to $2.0 million based on Denville achieving certain performance metrics with respect to 2018 operating results and up to $1.0 million based on Denville achieving certain performance metrics with respect to 2019 operating results. During the nine-months ended September 30, 2019, it was determined that the 2018 performance metrics were not achieved.

The following table is a reconciliation of the major line items of income from discontinued operations presented within the Company’s consolidated statements of operations for the nine months ended September 30, 2018.

Nine Months Ended
September 30,
2018
(in thousands)
Revenues	$893
Cost of revenues	(534)
Operating and other expenses	(673)
Gain on disposal of discontinued operations	1,251
Income from discontinued operations before income taxes	937
Income tax benefit	(883)
Income from discontinued operations	$1,820

During the nine months ended September 30, 2019, the Company received a release of an escrow amount of $1.0 million related to the Denville Transaction, which is included in the investing cash flows for disposition in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2019. Total operating cash flows for Denville in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2018, were immaterial.

6.	Amortizable Intangible Assets

Amortizable intangible assets consist of the following:

			September 30, 2019			December 31, 2018
			(in thousands)
Amortizable intangible assets:	Weighted Average Life*		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Distribution agreements/customer relationships	10.0	Years	$22,014	$(10,209)	$11,805	$22,657	$(9,509)	$13,148
Existing technology	6.4	Years	40,962	(18,534)	22,428	41,268	(16,215)	25,053
Trade names	7.0	Years	7,578	(3,231)	4,347	7,828	(2,861)	4,967
In-process R&D	-	Years	-	-	-	1,387	(30)	1,357
Patents	-	Years	204	(204)	-	211	(204)	7
Total amortizable intangible assets			$70,758	$(32,178)	$38,580	$73,351	$(28,819)	$44,532

* Weighted average life as of September 30, 2019.

Intangible asset amortization expense from continuing operations was $1.4 million and $1.5 million for each of the three months ended September 30, 2019 and 2018, and was $4.3 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $5.6 million for the year ending December 31, 2019, $5.5 million for the year ending December 31, 2020, $5.5 million for the year ending December 31, 2021, $5.4 million for the year ending December 31, 2022, $5.3 million for the year ending December 31, 2023, and $5.2 million for the year ending December 31, 2024.

During the three months ended June 30, 2019, and as a result of the ongoing evaluation of its capitalized research and development activities, the Company recorded an impairment charge of $0.9 million related to certain of its in-process research and development intangible assets and reclassified $0.4 million as completed technology.

During the three months ended September 30, 2019, the Company recorded an impairment charge of $0.5 million related to customer relationships, existing technology, and trade names intangible assets as a result of the decision to discontinue one of the Company’s product lines and cease operations in its facility in North Carolina.

There were no impairment charges recognized during the three and nine months ended September 30, 2018.

7.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Finished goods	$5,835	$6,936
Work in process	3,838	3,667
Raw materials	14,221	14,484
Total	$23,894	$25,087

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Land, buildings and leasehold improvements	$2,181	$2,468
Machinery and equipment	7,560	9,678
Computer equipment and software	9,280	9,685
Furniture and fixtures	1,307	1,390
Automobiles	110	115
	20,438	23,336
Less: accumulated depreciation	(15,204)	(17,438)
Property, plant and equipment, net	$5,234	$5,898

During the nine months ended September 30, 2019, the Company removed approximately $3.5 million of fully depreciated and disposed of property and equipment from its fixed asset records.

9.	Restructuring and Other Exit Costs

During the three months ended September 30, 2019, the Company recorded restructuring charges of $0.9 million as a result of the decision to discontinue one of the Company’s product lines and cease operations in its facility in North Carolina.

The following table summarizes the activity for accrued restructuring liability for the three months ended September 30, 2019:

(in thousands)	Cost of Revenues	Severance Costs	Impairment	Other	Total
Balance at June 30, 2019	$-	$-	$-	$-	$-
Restructuring charges	235	209	460	10	914
Non-cash charges	(235)	-	(460)	(10)	(705)
Cash payments	-	(1)	-	-	(1)
Balance at September 30, 2019	$-	$208	$-	$-	$208

Of the $0.9 million restructuring costs incurred during the three months ended September 30, 2019, $0.5 million has been recorded as impairment of intangible assets in the accompanying consolidated statements of operations and comprehensive income (loss) and the remaining costs of $0.4 million have been included as a component of selling, general and administrative expenses. As of September 30, 2019, the Company had a restructuring liability of $0.2 million which is payable within the next twelve months.

10.	Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of these acquired companies. The principals of such former owners of MCS and TBSI were employees of the Company as of September 30, 2019 and 2018. Pursuant to these lease agreements, the Company made rent payments of approximately $0.1 million for the three months ended September 30, 2019 and 2018, and approximately $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

11.	Employee Benefit Plans

The Company’s subsidiary in the United Kingdom, Biochrom Limited, maintains contributory, defined benefit pension plans for substantially all of its employees. These defined benefit pension plans have been closed to new employees since 2014, as well as closed to the future accrual of benefits for existing employees. The components of the Company’s defined benefit pension expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$121	$121	$376	$371
Expected return on plan assets	(167)	(187)	(519)	(575)
Net amortization loss	69	53	216	163
Curtailment gain	-	(41)	-	(41)
Net periodic benefit cost (income)	$23	$(54)	$73	$(82)

For the nine months ended September 30, 2019 and 2018, the Company contributed $0.6 million and $0.5 million, respectively to its defined benefit pension plans. The Company expects to contribute approximately $0.1 million to its defined benefit pension plans during the remainder of 2019. The Company had an underfunded pension liability of approximately $0.9 million as of December 31, 2018 included in the other long term liabilities line item in the consolidated balance sheets.

12.	Leases

The Company has noncancelable operating leases for office, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2024 and thereafter. As discussed in Footnote 1, the Company adopted ASC 842 as of January 1, 2019, using a current period adjustment method. In accordance with this method, the Company recognized a right of use asset of $9.4 million and an operating lease liability of $11.7 million as of January 1, 2019. As a result of using the current period adjustment method, the lease expense for nine months ended September 30, 2019 and 2018 was recognized under ASC 842, and ASC 840, the previous standard, respectively.

The components of lease expense for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)	(in thousands)
Operating lease cost	$523	$1,561
Short term lease cost	29	156
Sublease income	(104)	(309)
Total lease cost	$448	$1,408

Supplemental cash flow information related to the Company's operating leases was as follows:

Nine Months Ended
September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,815

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2019
(in thousands)
Operating lease right-of use assets	$8,497

Current portion, operating lease liabilities	$2,424
Operating lease liabilities, long term	8,342
Total operating lease liabilities	$10,766

Weighted average remaining lease term (in years)	8.4
Weighted average discount rate	9.2%

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at September 30, 2019, are as follows:

Operating
Leases
(in thousands)
2020	$2,424
2021	1,987
2022	1,829
2023	1,783
2024	1,740
Thereafter	6,125
Total lease payments	15,888
Less interest	(5,122)
Total operating lease liabilities	$10,766

13.	Capital Stock

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

Stock option and restricted stock unit activity for the nine months ended September 30, 2019 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted		Weighted		Weighted
	Stock	Average	Restricted	Average	Market	Average
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2018	1,956,732	$4.25	1,233,762	$3.36	116,944	$4.19
Granted	804,039	3.35	1,472,884	2.25	541,627	2.14
Exercised	(2,500)	3.25	-	-	-	-
Vested (RSUs)	-	-	(788,512)	3.30	(3,778)	3.30
Cancelled / forfeited	(616,436)	3.96	(471,006)	3.41	(188,680)	3.63
Balance at September 30, 2019	2,141,835	$4.15	1,447,128	$3.19	466,113	$4.16

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSUs and the ESPP for the three and nine months ended September 30, 2019 and 2018 was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)

Cost of revenues	$13	$19	$34	$45
Sales and marketing	39	105	68	331
General and administrative	895	308	1,975	1,581
Research and development	40	54	116	125
Discontinued operations	-	-	-	150
Total stock-based compensation	$987	$486	$2,193	$2,232

The Company did not capitalize any stock-based compensation.

Earnings per share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options, restricted stock units and Market Condition RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Basic	38,036,261	36,947,052	37,764,489	36,169,536
Effect of assumed conversion of employee and director stock options, restricted stock units and Market Condition RSUs	-	-	-	-
Diluted	38,036,261	36,947,052	37,764,489	36,169,536

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSUs of approximately 4,055,076 and 3,286,853 shares of common stock for the nine months ended September 30, 2019 and 2018, respectively, as the impact of these shares would be anti-dilutive.

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

On November 4, 2019, the Company and Cerberus Business Finance, LLC entered into a Second Amendment to the Financing Agreement, which modified certain provisions effective as of September 30, 2019 related to the Company’s quarterly leverage ratio financial covenant amongst other provisions. See Note 20 – Subsequent Event.

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

Commencing on March 31, 2018, the outstanding term loans began to amortize in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter, $0.6 million per quarter during the next four quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ten days of the Company’s delivery of its audited annual financial statements each year, the term loans are permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. During the nine months ended September 30, 2019, the Company made an excess cash flow payment of $4.0 million and $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction discussed in Note 5 as required by the Financing Agreement.

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

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable to the Company and its subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement contains customary events of default and is subject to covenant and working capital borrowing restrictions. The Company had available borrowing capacity under the revolving line of credit of $9.4 million as of September 30, 2019.

As of September 30, 2019, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its borrowings was 8.69%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of September 30, 2019 and December 31, 2018, the Company’s borrowings were comprised of:

	September 30,	December 31,
	2019	2018
	(in thousands)
Long-term debt:
Term loan	$55,597	$62,400
Total unamortized deferred financing costs	(1,278)	(1,605)
Total debt	54,319	60,795
Less: current installments	(3,000)	(6,383)
Current unamortized deferred financing costs	393	401
Long-term debt	$51,712	$54,813

15.	Derivatives

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

The following table presents the notional amount and fair value of the Company’s derivative instruments as of September 30, 2019 and December 31, 2018:

		September 30, 2019
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$30,206	$(669)

		December 31, 2018
		Notional Amount	Fair Value (a)
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in thousands)
Interest rate swaps	Other assets (long term liabilities)	$34,090	$(170)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and nine months ended September 30, 2019 and 2018:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Interest rate swaps	$(78)	$126	$(572)	$27

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018:

Details about AOCI Components		Amount reclassified from AOCI into income (effective portion)
	Three Months Ended		Nine Months Ended		Location of amount reclassified from AOCI
	September 30,		September 30,
	2019	2018	2019	2018	into income (effective portion)
	(in thousands)
Interest rate swaps	$37	$55	$73	$99	Interest expense

As of September 30, 2019, $0.3 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(669)	$-	$(669)

	Fair Value as of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(170)	$-	$(170)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue from continuing operations originating from the following geographic areas for the nine months ended September 30, 2019 and 2018 consist of:

	Three Months Ended September 30, 2019
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$19,388	$2,285	$2,772	$1,878	$26,323
Service, maintenance and warranty contracts	822	198	51	24	1,095
Total revenues	$20,210	$2,483	$2,823	$1,902	$27,418

	Three Months Ended September 30, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$19,458	$3,098	$2,479	$2,124	$27,159
Service, maintenance and warranty contracts	1,077	297	79	23	1,476
Total revenues	$20,535	$3,395	$2,558	$2,147	$28,635

	Nine Months Ended September 30, 2019
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$58,979	$7,814	$8,956	$5,675	$81,424
Service, maintenance and warranty contracts	2,874	624	227	55	3,780
Total revenues	$61,853	$8,438	$9,183	$5,730	$85,204

	Nine Months Ended September 30, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment and accessories	$56,153	$10,685	$9,485	$6,524	$82,847
Service, maintenance and warranty contracts	3,107	631	277	54	4,069
Total revenues	$59,260	$11,316	$9,762	$6,578	$86,916

Deferred revenue

As of September 30, 2019 and December 31, 2018, the Company had approximately $3.6 million and $3.8 million, respectively, in deferred revenue comprised of revenue deferred from service contracts and revenue deferred from advance payments.

Changes in deferred revenue from service contracts and advance payments from customers during the nine months ended September 30, 2019 and 2018 were as follows:

(in thousands)	Service Contracts	Customer Advances	Total
Three Months Ended September 30, 2019 and 2018
Balance at June 30, 2019	$1,593	$1,939	$3,532
Deferral of revenue	471	310	781
Recognition of deferred revenue	(358)	(421)	(779)
Effect of foreign currency translation	16	-	16
Balance at September 30, 2019	$1,722	$1,828	$3,550

Balance at June 30, 2018	$1,694	$1,853	$3,547
Deferral of revenue	801	190	991
Recognition of deferred revenue	(1,006)	(274)	(1,280)
Effect of foreign currency translation	9	-	9
Balance at September 30, 2018	$1,498	$1,769	$3,267

Nine Months Ended September 30, 2019 and 2018
Balance at December 31, 2018	$1,659	$2,161	$3,820
Deferral of revenue	1,597	561	2,158
Recognition of deferred revenue	(1,550)	(894)	(2,444)
Effect of foreign currency translation	16	-	16
Balance at September 30, 2019	$1,722	$1,828	$3,550

Balance at December 31, 2017	$505	$-	$505
Addition due to business combination	848	2,128	2,976
Deferral of revenue	3,084	434	3,518
Recognition of deferred revenue	(2,933)	(793)	(3,726)
Effect of foreign currency translation	(6)	-	(6)
Balance at September 30, 2018	$1,498	$1,769	$3,267

Allowance for doubtful accounts

Activity in the allowance for doubtful accounts was as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)

Balance, beginning of period	$332	$193
Addition due to business combination	-	102
Bad debt expense	394	3
Charge-offs and other recoveries	(354)	(23)
Effect of foreign currency translation	(8)	26
Balance, end of period	$364	$301

18.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning	(Payments)\	Provision	Ending
	Balance	Credits	Increase/(Decrease)	Balance
	(in thousands)
Year ended December 31, 2018	$246	(37)	182	$391

Nine months ended September 30, 2019	$391	(4)	(107)	$280

19.	Income Tax

Income tax benefit from continuing operations was approximately $0.1 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate on continuing operations was 2.0% for the three months ended September 30, 2019 compared with 71.8% for the same period in 2018.

Income tax from continuing operations was a benefit of approximately $0.4 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate on continuing operations was 6.5% for the nine months ended September 30, 2019, compared with 5.2% for the same period in 2018.

The difference between the Company’s effective tax rates in 2019 and 2018 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of year-to-date and forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, the impact of the inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules, limitations on interest expense deductions, the adjustment of estimates for the tax impact of certain acquisitions and dispositions, the tax impact of stock compensation deductions, and, in 2018, certain non-deductible acquisition costs.

For the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019, no income tax expense or benefit was recorded for discontinued operations. For the nine months ended September 30, 2018, income tax benefit recorded for discontinued operations was $0.9 million.

20.	Subsequent Event

On November 4, 2019, the Company entered into a Second Amendment of its Financing Agreement with Cerberus Business Finance, LLC, as collateral agent for the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders. The amendment increases the maximum leverage ratio covenant and amount of restructuring and related costs to be excluded from consolidated EBITDA and decreases the minimum fixed charge ratio covenant. Additionally, the applicable interest rate margin was modified to adjust based on the Company’s leverage ratio. The Company also agreed to extend the prepayment penalty periods and paid a $50,000 amendment fee. The amendment is effective for covenant calculations commencing with the period ended September 30, 2019, other than the change in minimum fixed charge ratio which is effective beginning the three months ended December 31, 2019.

Prior to this amendment, the Company exceeded the maximum leverage ratio covenant due primarily to costs associated with the resignation of its previous CEO in July 2019 and certain restructuring activity during the quarter ended September 30, 2019. The Company is compliant with all covenants under the Financing Agreement as of September 30, 2019 with the completion of this amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include reductions in customers’ research budgets or government funding; domestic and global economic conditions; economic, political and other risks associated with international revenues and operations; recently enacted U.S. government tax reform; currency exchange rate fluctuations; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; the seasonal nature of purchasing in Europe; our failure to expand into foreign countries and international markets; our inability to manage our growth; competition from our competitors; our substantial debt and our ability to meet the financial covenants contained in our credit facility; failure or inadequacy of the our information technology structure; impact of difficulties implementing our enterprise resource planning systems; information security incidents or cybersecurity breaches; our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; unanticipated costs relating to acquisitions and known and unknown costs arising in connection with our consolidation of business functions and any restructuring initiatives; failure of any banking institution in which we deposit our funds or its failure to provide services; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of Biostage to indemnify us for any liabilities associated with Biostage’s business; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs;  our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; global stock market volatility, currency exchange rate fluctuations and regulatory changes caused by the United Kingdom’s likely exit from the European Union; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Recent Developments

On an ongoing basis, we review the global economy, the life science industry, and the competitive landscape in the markets it serves to identify opportunities to align capabilities, resources and cost base in a manner that sustains and grows market share and profitability. To realize these opportunities, from time to time we undertake restructuring-type activities to transform our business.

On July 8, 2019, we announced the departure of the previous President and Chief Executive Officer and the appointment by the Board of Directors of James Green as President and Chief Executive Officer. In addition, on July 18, 2019 we announced the appointment of Michael Rossi as Chief Financial Officer, a position that had been vacant for approximately two months.

Immediately after the appointment of Mr. Green and Mr. Rossi, we began a process to identify opportunities to improve profitability, increase cash flow and enhance internal capabilities to position the business for organic growth. We anticipate finalizing our plans during the three months ended December 31, 2019. It is likely that the plans will include site consolidations, reductions in headcount and program management costs required to affect site consolidations and other business improvements in the plan.

We are currently unable to estimate with any level of certainty the total restructuring and related costs we expect to incur. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020.

Recent Business Acquisitions and Dispositions

In January 2018, we acquired Data Sciences International, Inc. (DSI) for approximately $71.1 million. DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversifies our customer base into the biopharmaceutical and contract research organization markets and offers revenue and cost synergies. The acquisition also helped to increase our gross margin.

In January 2018, we sold substantially all the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (Denville) for approximately $20.0 million, which included a $3.0 million earn-out provision contingent on Denville achieving certain performance metrics with respect to 2018 and 2019 (with potential consideration of $2.0 million based on Denville’s performance in 2018, and $1.0 million based on its performance in 2019). During the nine months ended September 30, 2019, it was determined that the first potential earn-out consideration amount of $2.0 million for 2018 was not earned, and therefore the maximum we may potentially receive of the original $3.0 million earn-out provision is now $1.0 million, which, as described above, is contingent on Denville achieving certain performance metrics.

Components of Operating Income

As previously described above, on January 22, 2018, we sold substantially all the assets of our operating subsidiary, Denville. The sale of Denville represented a strategic shift that had a major effect on our operations and financial results. As such and pursuant to the accounting standards, the operating results of Denville for the nine months ended September 30, 2018 have been presented in discontinued operations in the consolidated statements of operations. Therefore, the amounts and percentages discussed below exclude the revenues and expenses of Denville unless otherwise described.

Revenues.     We generate revenues by selling apparatus, instruments, devices, systems, software, services, and consumables through distributors, and our direct sales force, websites and catalogs. Our websites and catalogs serve as the primary sales tools for our various product lines. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users included in continuing operations represented approximately 73% and 63% of our revenues for the three months ended September 30, 2019 and 2018, respectively, and 71% and 58% of our revenues for the nine months ended September 30, 2019 and 2018, respectively.

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

We use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the three months ended September 30, 2019 and 2018, approximately 27% and 37% of our total revenues from continuing operations, respectively, were derived from sales to distributors. For the nine months ended September 30, 2019 and 2018, approximately 29% and 42% of our total revenues from continuing operations, respectively, were derived from sales to distributors.

Our revenues include complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment. For the three months ended September 30, 2019 and 2018, approximately 85% and 86% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 15% and 14%, respectively, were derived from complementary products we distribute. For the nine months ended September 30, 2019 and 2018, approximately 84% and 87% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 16% and 13%, respectively, were derived from complementary products we distribute.

For the three months ended September 30, 2019 and 2018, approximately 26% and 28% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations. For the nine months ended September 30, 2019 and 2018, approximately 27% and 32% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations

Cost of revenues.     Cost of revenues includes material, labor and manufacturing overhead costs, obsolescence charges, packaging costs, warranty costs, shipping costs and royalties. Our cost of revenues may vary over time, including based on the mix of products sold. We sell products that we manufacture and products that we purchase from third parties. The products that we purchase from third parties typically have a higher cost of revenues as a percent of revenues because the profit is effectively shared with the original manufacturer. We anticipate that our manufactured products will continue to have a lower cost of revenues as a percentage of revenues as compared with the cost of non-manufactured products for the foreseeable future. Additionally, our cost of revenues as a percent of revenues will vary based on mix of direct to end user sales and distributor sales, mix by product line and mix by geography.

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

Stock-based compensation expense for the three months ended September 30, 2019 and 2018 was $1.0 million and $0.5 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2019 and 2018 was $2.2 million for both periods, respectively. Included in stock-based compensation for the nine months ended September 30, 2018 was $0.2 million related to discontinued operations.

Selected Results of Operations

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,		Dollar	%
	2019	2018	Change	Change
	(dollars in thousands)
Revenues	$27,418	$28,635	$(1,217)	-4.3%
Cost of revenues	12,439	12,818	(379)	-3.0%
Gross margin percentage	54.6%	55.2%	N/A	-1.1%
Sales and marketing expenses	5,294	6,021	(727)	-12.1%
General and administrative expenses	6,604	4,655	1,949	41.9%
Research and development expenses	2,564	2,783	(219)	-7.9%
Amortization of intangible assets	1,422	1,468	(46)	-3.1%
Impairment charges	460	-	460	100.0%
Other expense, net	1,309	1,798	(489)	-27.2%

Unless otherwise described, the amounts and percentages in the table above and the amounts and percentages discussed below exclude the revenues and expenses of Denville, which is presented in discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

Revenues

Revenues for the three months ended September 30, 2019 were $27.4 million, a decrease of approximately $1.2 million, or 4.3%, compared to revenues of $28.6 million for the three months ended September 30, 2018.  The decrease in revenue was primarily due to timing of large equipment orders in Europe and lower volume with contract resource organizations due to all-time high sales to these customers in the prior year. These reductions were partially offset by sales growth in North America across multiple product lines. The impact of currency translation negatively impacted revenues in the period by approximately $0.4 million or (1.4)% of total revenue.

Cost of revenues

Cost of revenues were $12.4 million for the three months ended September 30, 2019, a decrease of $0.4 million, or 3.0%, compared with $12.8 million for the three months ended September 30, 2018. Gross margin as a percentage of revenues decreased to 54.6% for the three months ended September 30, 2019 compared with 55.2% for 2018. The decrease in gross margin was primarily due to reduced fixed cost absorption associated with lower revenue and higher inventory reserves, including inventory write-offs associated with the consolidation of our North Carolina facility.

Sales and marketing expenses

Sales and marketing expenses decreased $0.7 million or 12.1% to $5.3 million for the three months ended September 30, 2019 compared to $6.0 million during the same period in 2018. The decrease in these expenses was primarily due to decreases in employee-related expenses and variable sales costs as compared to the three months ended September 30, 2018.

General and administrative expenses

General and administrative expenses were $6.6 million for the three months ended September 30, 2019, an increase of $1.9 million, or 41.9%, compared with $4.7 million for the three months ended September 30, 2018. The increase was primarily due to higher employee severance costs in the three months ended September 30, 2019, including costs associated with the resignation of our CEO in July 2019.

Research and development expenses

Research and development expenses were $2.6 million for the three months ended September 30, 2019, and did not change materially as compared to the prior period.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.4 million for the three months ended September 30, 2019 and 2018.

Impairment charges

During the three months ended September 30, 2019, we recognized a charge of $0.5 million related to the impairment of certain intangible assets as a result of the decision to discontinue one of our product lines and to close our facility in North Carolina. There was no similar impairment charge recognized in the same period in the prior year.

Other expense, net

Other expense, net, was $1.3 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively. Other expense, net, consists primarily of interest expense which decreased slightly in the three months ended September 30, 2019 as compared to the same period in the prior year primarily due to lower outstanding debt balances.

Income taxes

Income tax benefit from continuing operations was approximately $0.1 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rate was 2.0% and 71.8% for the three months ended September 30, 2019 and 2018, respectively. The difference between our effective tax rates in 2019 and 2018 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of year-to-date and forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, the impact of the inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules, limitations on interest expense deductions, the adjustment of estimates for the tax impact of certain acquisitions and dispositions, the tax impact of stock compensation deductions, and, in 2018, certain non-deductible acquisition costs.

Selected Results of Operations

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,
	2019	2018	Dollar Change	% Change
	(dollars in thousands)
Revenues	$85,204	$86,916	$(1,712)	-2.0%
Cost of revenues	38,116	42,475	(4,359)	-10.3%
Gross margin percentage	55.3%	51.1%	N/A	8.2%
Sales and marketing expenses	17,370	17,976	(606)	-3.4%
General and administrative expenses	17,215	15,297	1,918	12.5%
Research and development expenses	8,070	7,943	127	1.6%
Amortization of intangible assets	4,289	3,983	306	7.7%
Impairment charges	1,401	-	1,401	100.0%
Other expense, net	4,343	7,262	(2,919)	-40.2%
Income from discontinued operations	-	1,820	(1,820)	-100.0%

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville, which is presented in discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

Revenues

Revenues for the nine months ended September 30, 2019 were $85.2 million, a decrease of approximately $1.7 million, or 2.0%, compared to revenues of $86.9 million for the nine months ended September 30, 2018.

The decrease in revenue for the nine months ended September 30, 2019 is due to lower sales volume in Europe as well as lower volume with contract resource organizations due to customer consolidation and all-time high sales to these customers in the third quarter of 2018. These reductions were partially offset by growth in sales of cellular and molecular discovery technologies in North America. Additionally, revenues for the nine months ended September 30, 2019 included nine months of revenues from DSI as compared to eight months of revenues from DSI included in the nine months ended September 30, 2018. The impact of currency translation negatively impacted revenues in the nine months ended September 30, 2019 by approximately $1.6 million.

Cost of revenues

Cost of revenues decreased $4.4 million, or 10.3%, to $38.1 million for the nine months ended September 30, 2019 compared with $42.5 million for the nine months ended September 30, 2018. Gross margin as a percentage of revenues increased to 55.3% for the nine months ended September 30, 2019 compared with 51.1% for the nine months ended September 30, 2018. Cost of revenues for the nine months ended September 30, 2018, included approximately $3.8 million related to a purchase accounting inventory fair value step up amortization. This inventory fair value step-up was fully recognized into cost of revenues over one inventory turn, or approximately six months. Excluding the effect of the step-up amortization, gross profit margin decreased by approximately $1.2 million which was primarily due to reduced fixed cost absorption associated with lower revenue as well as product mix.

Sales and marketing expenses

Sales and marketing expenses decreased $0.6 million or 3.4% to $17.4 million for the nine months ended September 30, 2019 compared to $18.0 million during the same period in 2018. Sales and marketing expenses for the nine months ended September 30, 2019 included nine months of costs from DSI as compared to eight months of costs from DSI in the nine months ended September 30, 2018. The decrease in costs in the nine months ended September 30, 2019, was primarily due to decreases in employee-related expenses, variable sales costs and lower stock-based compensation as compared to the prior period.

General and administrative expenses

General and administrative expenses increased $1.9 million or 12.5% to $17.2 million for the nine months ended September 30, 2019 compared to $15.3 million during the same period in 2018. Costs for the nine months ended September 30, 2019 included nine months of costs from DSI as compared to eight months of costs from DSI in the nine months ended September 30, 2018. Other changes in the nine months ended September 30, 2019 included increases in restructuring related employee expenses and stock-based compensation as compared to the nine months ended September 30, 2018.

Research and development expenses

Research and development expenses were $8.0 million for nine months period ended September 30, 2019 and did not change materially as compared to the nine months ended September 30, 2018.

Amortization of intangible assets

Amortization of intangible asset expenses was $4.3 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $0.3 million in amortization of intangible assets expense was primarily due to the impact of the DSI acquisition, as the nine months ended September 2019 included nine months of amortization expenses from DSI as compared to eight months of such expenses in the nine months ended September 30, 2018.

Impairment charges

During the nine months ended September 30, 2019, we recognized an impairment charge of $1.4 million consisting of a charge of $0.9 million related to our in-process research and development intangible assets as a result of our on-going evaluation of our research and development activities, and a charge of $0.5 million related to the impairment of certain intangible assets due to the decision to discontinue one of our product lines and to cease operations in our facility in Raleigh, North Carolina. There were no similar impairment charges recognized in the same period in the prior year.

Other expense, net

Other expense, net, was $4.3 million and $7.3 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $2.9 million in other expense, net was primarily due to transaction costs incurred in the nine months ended September 30, 2018 of approximately $2.8 million related to the acquisition of DSI and divestiture of Denville. These decreases were partially offset by an increase in interest expense in 2019 as a result of higher average debt balances due to the additional debt incurred to finance the acquisition of DSI in January 31, 2018.

Income taxes

Income tax from continuing operations was a benefit of $0.4 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate was 6.5% for the nine months ended September 30, 2019, compared with 5.2% for the same period in 2018. The difference between our effective rates in 2019 and 2018 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of year-to-date and forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, the impact of inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules, limitations on interest expense deductions, the adjustment of estimates for the tax impact of certain acquisitions and dispositions, the tax impact of stock compensation deductions and windfalls, and in 2018, certain non-deductible acquisition costs.

Income from discontinued operations

Discontinued operations resulted in income of $1.8 million for the nine months ended September 30, 2018. On January 22, 2018, we sold substantially all the assets of Denville, for approximately $20.0 million, which included a $3.0 million earn-out provision contingent on Denville achieving certain performance metrics with respect to 2018 and 2019 (the Denville Transaction). The results of Denville were presented in discontinued operations for the nine months ended September 30, 2018. The income from discontinued operations for the nine months ended September 30, 2018 included a gain on sale of Denville of $1.3 million and an income tax benefit of $0.9 million. The income tax benefit was mainly due to the reversal of deferred tax liabilities associated with indefinite lived intangibles following the Denville Transaction.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, bank borrowings, and the issuance of common stock. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and capital expenditures.

On January 22, 2018, we sold the operations of Denville, and received approximately $15.7 million, net of cash on hand. Simultaneously, we retired existing debt of approximately $11.9 million. On January 31, 2018, we entered into a financing agreement, which comprised of a $64.0 million term loan and up to a $25.0 million line of credit. Finally, on January 31, 2018, we acquired DSI for approximately $67.4 million, net of cash acquired.

As of September 30, 2019, we held cash and cash equivalents from continuing operations of $6.8 million, compared with $8.2 million at December 31, 2018. As of September 30, 2019 and December 31, 2018, we had $54.3 million and $60.8 million of borrowings outstanding under our credit facility, net of deferred financing costs, respectively. Total debt, net of cash and cash equivalents was $47.5 million at September 30, 2019, compared to $52.6 million at December 31, 2018. In addition, we had an underfunded United Kingdom pension liability of approximately $0.9 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, cash and cash equivalents held by our foreign subsidiaries was $2.3 million and $3.2 million, respectively. As a result of the 2017 Tax Act, post-2017 dividends from qualifying Controlled Foreign Corporations are no longer taxed in the U.S. However, any dividends to the U.S. must still be assessed for withholding tax liability as well as income state tax liability. As a result of our assertion, we determined the potential state income tax liability related to available cash balances at foreign subsidiaries would be immaterial in both 2019 and 2018.

Condensed Cash Flow Statements
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,237)	$(5,784)
Other adjustments to operating cash flows	10,102	7,065
Changes in assets and liabilities	960	(990)
Net cash provided by operating activities	5,825	291

Cash flows from investing activities:
Additions to property, plant and equipment	(778)	(891)
Acquisition, net of cash acquired	-	(68,008)
Disposition, net of cash sold	1,020	15,754
Other investing activities	(15)	(24)
Net cash provided by (used in) investing activities	227	(53,169)

Cash flows from financing activities:
Proceeds from issuance of debt	4,300	70,800
Repayments of debt	(11,103)	(19,947)
Other financing activities	(392)	2,554
Net cash (used in) provided by financing activities	(7,195)	53,407

Effect of exchange rate changes on cash	(185)	399

(Decrease) increase in cash and cash equivalents	$(1,328)	$928

Our operating activities provided cash of $5.8 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net cash flow from operations was primarily due to deal fees, integration costs and other payments associated with the DSI acquisition and Denville sale in the first half of 2018.

Our investing activities provided cash of $0.2 million and used cash of $(53.2) million for the nine months ended September 30, 2019 and 2018, respectively. Investing activities during the nine months ended September 30, 2019 primarily consisted of cash used for capital expenditures, and the receipt of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction. Investing activities during the nine months ended September 30, 2018 primarily consisted of $68.0 million paid for the acquisition of DSI and $15.8 million received from the disposition of Denville. We spent $0.8 million and $0.9 million on capital expenditures during the nine months ended September 30, 2019 and 2018, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the nine months ended September 30, 2019, financing activities used cash of $7.2 million, compared with $53.4 million of cash provided by financing activities for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we borrowed $4.3 million and repaid $11.1 million of debt, including an excess cash flow payment of $4.0 million and a payment of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction as required by the Financing Agreement, and ended the quarter with $54.3 million of borrowings, net of deferred financing costs of $1.3 million. During the nine months ended September 30, 2018 we borrowed $70.8 million, repaid $19.9 million of debt and ended the quarter with $61.0 million of borrowings, net of deferred financing costs of $1.7 million. Net cash paid for tax withholdings from the issuance from common stock related to the vesting of restricted stock units was $0.4 million for the nine months ended September 30, 2019. Net cash proceeds from the issuance of common stock for the nine months ended September 30, 2018 was $2.6 million.

Borrowing Arrangements

See Note 14 to the consolidated financial statements for a detailed discussion regarding our financing agreement and credit facilities.

As of September 30, 2019 and December 31, 2018, we had borrowings of $55.6 million and $62.4 million respectively, outstanding. We had available borrowing capacity under the revolving line of credit of $9.4 million as of September 30, 2019. As of September 30, 2019, the weighted effective interest rate, net of the impact of our interest rate swap, on our borrowings was 8.69%.

On November 4, 2019, we entered into a Second Amendment to the Financing Agreement with Cerberus Business Finance, LLC, which modified certain provisions effective as of September 30, 2019 related to our quarterly leverage ratio financial covenant amongst other provisions.

In anticipation of the restructuring and related costs in the third quarter and future periods associated with the actions described in the accompanying consolidated financial statements, we began discussions in September 2019 with our lender to request a modification of the terms of the Credit Agreement to exclude the impact of these costs from the maximum leverage ratio covenant. On November 4, 2019, we entered into a Second Amendment of the Financing Agreement with Cerberus Business Finance, LLC, as collateral agent for the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders. The Amendment increases the maximum leverage ratio and amount of restructuring and related costs to be excluded from consolidated EBITDA and decreases the minimum fixed charge ratio. Additionally, the applicable interest rate margin was modified to adjust based on our leverage ratio. We also agreed to extend the prepayment penalty periods and paid a $50,000 amendment fee. The amendment is effective for covenant calculations commencing with the period ended September 30, 2019, other than the change in minimum fixed charge ratio which is effective beginning the three months ended December 31, 2019.

Prior to this amendment, we exceeded the maximum leverage ratio covenant due primarily to costs associated with the resignation of the previous CEO in July 2019 and certain restructuring activity in the period. We are compliant with all covenants under the Financing Agreement as of September 30, 2019 with the completion of this amendment.  We expect to be in compliance with covenants and other terms under the amended credit agreement for at least the next 12 months.

Based on our current operations and current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any costs associated with restructuring activities resulting from initiatives described in “Recent Developments” above and capital expenditures for the next 12 months and beyond. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

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

During the three months ended September 30, 2019, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $0.4 million and a favorable effect on expenses of approximately $1.0 million. During the nine months ended September 30, 2019, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $1.6 million and a favorable effect on expenses of approximately $1.3 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended September 30, 2019, was approximately $(1.5) million, compared to a gain of $(0.4) million for the three months ended September 30, 2018. The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the nine months ended September 30, 2019, was approximately $(1.7) million, compared to a loss of $(1.0) million for the nine months ended September 30, 2018.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in approximately $(0.1) million in currency loss during the three months ended September 30, 2019 and $0.1 million in currency gain during the same period in 2018. The currency exchange rate fluctuations included as a component of net loss resulted in approximately $0.1 million in currency gain and $(0.1) million in currency loss during the nine months ended September 30, 2019 and 2018, respectively.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2019, we had $55.6 million outstanding under our Financing Agreement. We entered into an interest rate swap contract with PNC bank with a notional amount of $36.0 million and a termination date of January 31, 2023 in order to hedge a portion of the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Financing Agreement. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%.

As of September 30, 2019, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 8.69%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement as of September 30, 2019 is quantified and summarized as follows:

If compared to the rate as of September 30, 2019	Interest expense increase
(in thousands)
Interest rates increase by 1%	$254
Interest rates increase by 2%	$508

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We reviewed our internal control over financial reporting at September 30, 2019. As a result of the acquisition of Data Sciences International, Inc. (or DSI) in January 2018, we continue to integrate certain business processes and systems of DSI. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. There were no other changes in our internal controls over financial reporting identified in an evaluation thereof that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Index
10.1(1)	Employment Agreement between Harvard Bioscience, Inc. and James Green.

10.2(1)	Separation and Release Agreement between Harvard Bioscience, Inc. and Jeffrey Duchemin.

10.3(2)	Employment Agreement between Harvard Bioscience, Inc. and Michael Rossi.

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (filed July 8, 2019) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (filed July 19, 2019) and incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: November 8, 2019

HARVARD BIOSCIENCE, INC.

By:	/S/ JAMES GREEN
James Green
Chief Executive Officer

By:	/S/ MICHAEL A. ROSSI
Michael Rossi
Chief Financial Officer

INDEX TO EXHIBITS

10.1(1)	Employment Agreement between Harvard Bioscience, Inc. and James Green.

10.2(1)	Separation and Release Agreement between Harvard Bioscience, Inc. and Jeffrey Duchemin.

10.3(2)	Employment Agreement between Harvard Bioscience, Inc. and Michael Rossi.

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (filed July 8, 2019) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (filed July 19, 2019) and incorporated by reference thereto.