Form 10-K
period 2019-12-31
HARVARD BIOSCIENCE INC
filed 2020-03-16
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33957

___________________________

HARVARD BIOSCIENCE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3306140
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

84 October Hill Road, Holliston, Massachusetts 01746

(Address of Principal Executive Offices, including zip code)

(508) 893-8999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HBIO	The NASDAQ Global Market

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

The aggregate market value of 36,265,029 shares of voting common equity held by non-affiliates of the registrant as of June 30, 2019 was approximately $72,530,058 based on the closing sales price of the registrant’s common stock, par value $0.01 per share on that date. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has no shares of non-voting common stock authorized or outstanding.

At March 6, 2020, there were 38,347,658 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, our business strategy, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates, our expectations regarding future costs of product revenues, our anticipated compliance with the covenants contained in our credit facility, the adequacy of our financial resources and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “strategy,” “potential,” “objectives,” “optimistic,” “new,” “goal” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 7 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Bioscience, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I

Item 1.	Business.

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and pre-clinical testing for drug development. Our customers range from renowned academic institutions and government laboratories, to the world’s leading pharmaceutical, biotechnology and clinical research organizations. With operations in North America and Europe, we sell through a combination of direct and distribution channels to customers around the world.

Our History and Strategy

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

In March of 1996, a group of investors acquired a majority of the then existing business of our predecessor, Harvard Apparatus, Inc. Following this acquisition, our focus was redirected to acquiring complementary companies with innovative technologies while continuing to grow the existing business through internal product development. Since 1996, we have completed multiple business or product line acquisitions related to our continuing operations.

Most recently, in January 2018, we acquired Data Sciences International, Inc. (DSI) for approximately $71.1 million. DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversified our customer base deeper into the biopharmaceutical and contract research organization markets. The acquisition also provided opportunities to generate meaningful cost and revenue synergies.

In recent years, we continuously looked for opportunities to reduce operating costs, align global functions, optimize our global footprint, divest non-core businesses and reinvest in key areas such as sales and marketing and new product development. As part of these efforts, during the first quarter of 2018, we sold substantially all the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (Denville). Denville was a laboratory products supplier that was no longer core to our strategy.

On July 8, 2019, we announced the departure of the previous President and Chief Executive Officer and the appointment by the Board of Directors of James Green as President and Chief Executive Officer. In addition, on July 18, 2019 we announced the appointment of Michael Rossi as Chief Financial Officer.

Immediately after the appointment of Mr. Green and Mr. Rossi, we began a process to identify opportunities to improve profitability, increase cash flow and enhance internal capabilities to position the business for organic growth. As a result of this assessment, in September 2019 we announced a strategic action plan and financial targets for 2020 and 2021. Key elements of this plan include:

•	Capitalizing on the strong existing Harvard Bioscience and Data Science franchises and products;
•	Adding new senior leadership with significant experience with turnarounds and driving growth and operational improvements within global, middle market life science manufacturing businesses;
•	Consolidation of sub-scale operations and integration of existing functions and processes to drive scale and reduce fixed costs;
•	Increasing effectiveness of sales and product management to deliver organic sales growth;
•	Improve cash flow and reduce debt.

During the three months ended December 31, 2019, we committed to a restructuring program to deliver significant cost savings beginning in 2020 and support delivery of the strategic action plan communicated in September 2019. The restructuring program was initiated in the fourth quarter of 2019, and includes consolidation of our Connecticut manufacturing plant to our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business amounting to a 10% reduction in headcount. A portion of the savings generated will be reinvested to drive profitable growth.

We believe these strategic actions will significantly improve our profitability and position the business for improved organic revenue growth in 2021. We do not expect to pursue new acquisitions until the operational and commercial improvement elements of the strategic action plan are achieved.

Our Products

Historically, our products have been marketed and sold under three commercial product families: Physiology, Cell, Molecular Instruments (PCMI), Data Sciences International (DSI), and Electrophysiology (Ephys). In 2019, as part of the strategic action plan we consolidated PCMI and Ephys into a single product family, Cellular and Molecular Technologies (CMT) focused primarily on technologies supporting new drug discovery and development. Our CMT products are primarily sold to academic and government institutions. DSI products support the pre-clinical research phase of drug development. DSI remains a separate product family, now called Pre-Clinical products. Our pre-clinical products are primarily sold to pharmaceutical, biotechnology and clinical research organizations.

We primarily sell our products under several brand names, including Harvard Apparatus, DSI, Ponemah, Buxco, Biochrom, BTX, and MCS.

Our products consist of instruments, consumables, systems and software. Our products include scientific instruments such as spectrophotometers and plate readers that analyze light to detect and quantify a wide range of molecular and cellular processes, or apparatus like gel electrophoresis units. Other products and services are wireless monitors, data acquisition and analysis products and software, and ancillary services including post-contract customer support, training and installation. Sales prices of these products and services range from under $100 to over $100,000.

In addition to our proprietary manufactured products, we sell many products that are made by other manufacturers. These distributed products accounted for approximately 16% of our revenues for the year ended December 31, 2019. Distributed products enable us to provide our customers with a single source for their research needs, and consist of a large variety of devices, instruments and consumable items used in experiments involving fluid handling, molecular and cell biology, tissue, organ and animal research. Many of our proprietary manufactured products are leaders in their fields; however, researchers often need complementary products in order to conduct particular experiments. Following is a description of each product family.

Cellular and Molecular Technologies Product Family

Our CMT product family includes products designed primarily to support the discovery phase of new drug development.

CMT products include our syringe pump and peristaltic pump product lines, as well as a broad range of instruments and accessories for tissue, organ and animal-based lab research, including surgical products, infusion systems, and behavior research systems.

The CMT product family also includes spectrophotometers, microplate readers, amino acid analyzers, gel electrophoresis equipment, electroporation and electrofusion instruments which primarily support molecular level testing and research.

We also develop and manufacture precision scientific measuring instrumentation and equipment in the field of electrophysiology including:

•	Data acquisition systems, for use with custom amplifier configurations.

•	Complete in vivo-systems, the solution for in vivo recordings with microelectrode arrays.

•	Complete in vitro-systems for extracellular recordings from microelectrode arrays in vitro.

Our CMT product family made up approximately 63% of our global revenues for the year ended December 31, 2019.

Pre-Clinical Products Family

Our Pre-Clinical product family provides a complete preclinical platform to assess physiological data for research ranging from basic research, to drug discovery, and drug development services. The Pre-Clinical product family consists of the DSI and Buxco brands.

Our Pre-Clinical products and provides services for monitoring physiological parameters of animal models used in biomedical research including:

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

DSI’s direct sales force supports North America, Europe, and China, with distributors supporting the rest of the world. Our Pre-Clinical products made up approximately 37% of our global revenues for the year ended December 31, 2019.

Our Customers

Our end-user customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institute of Health (NIH), and contract research organizations (CROs). Our pharmaceutical and biotechnology customers have included pharmaceutical companies and research laboratories such as Pfizer, Amgen, Inc., AstraZeneca plc, Genentech, Inc. and Johnson & Johnson. Our academic customers include major colleges and universities such as Harvard University, Cambridge University, Johns Hopkins University, Massachusetts Institute of Technology, Yale University, the University of California system, Baylor College of Medicine, and the University of Texas - MD Anderson Center. Our CRO customers include Covance and Charles River Laboratories. We have a wide range of diverse customers worldwide and no customer accounted for more than 10% of our revenues in 2019.

Sales and Marketing

We conduct direct sales in the United States, the United Kingdom, Germany, France, Italy, Spain, Sweden, Canada and China. We sell primarily through distributors in other countries. For the year ended December 31, 2019, revenues from direct sales to end-users represented approximately 70% of our revenues; and revenues from sales of our products through distributors represented approximately 30% of our revenues.

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

Research and Development

Our principal research and development mission is to develop products that address growth opportunities within the life science research process, as well as to maintain and optimize our existing product portfolios. We maintain development staff in many of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation. Our research and development expenses from continuing operations were approximately $10.7 million, and $11.0 million for the years ended December 31, 2019 and 2018, respectively. We anticipate that we will continue to make investments in research and development activities as we deem appropriate. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and acquiring products through business and technology acquisitions.

Manufacturing

We manufacture and test the majority of our products in our principal manufacturing facilities located in the United States, Sweden, Spain and Germany. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house manufacturing expertise, technologies and resources. We seek to maintain multiple suppliers for key components that are not manufactured in-house, and while some of our products are dependent on sole-source suppliers, we do not believe our dependence upon these suppliers creates any significant risks. Our manufacturing operations primarily involve assembly and testing activities along with some machine based processes. Going forward we will continue to evaluate our manufacturing facilities and operations in order to optimize our manufacturing footprint.

See Part 1, Item 2. Of this report – “Properties” for additional information regarding our manufacturing facilities.

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

We also rely in part on trade-secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and copyrights arising from their work for us. Although many of our United States employees have signed agreements not to compete unfairly with us during their employment and after termination of their employment, through the misuse of confidential information, soliciting employees, soliciting customers and the like, the enforceability of these provisions varies from jurisdiction to jurisdiction and, in some circumstances, they may not be enforceable. In addition, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

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

Employees

As of December 31, 2019, we employed 505 employees. Some of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good. Geographical residence information for these employees  is summarized in the table below:

As of December 31, 2019

United States	301
Germany	96
United Kingdom	41
Spain	28
China	16
Rest of World	23
Total	505

Geographic Area

Financial information regarding geographic areas in which we operate is provided in Note 22 in the Consolidated Financial Statements included in Part IV, Item 15. of this report “Exhibits, Financial Statement Schedules.”

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

We have substantial debt and other financial obligations and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition and results of operations.

We have substantial debt and other financial obligations and significant unused borrowing capacity. On January 31, 2018, we entered into a Financing Agreement with Cerberus Business Finance, LLC, as agent and lender (the Financing Agreement). As of December 31, 2019, we had borrowings of $55.0 million under the Financing Agreement. The Financing Agreement includes financial covenants relating to leverage and fixed charges, as well as other customary affirmative and negative covenants, including limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $1.0 million and for acquisitions in excess of $0.5 million.

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

For example, on November 4, 2019, we entered into a Second Amendment of the Financing Agreement with Cerberus Business Finance, LLC, as collateral agent for the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders which increased the maximum leverage ratio and amount of restructuring and related costs to be excluded from consolidated EBITDA and decreased the minimum fixed charge ratio. Such second amendment was effective for covenant calculations commencing with the period ended September 30, 2019, other than the change in minimum fixed charge ratio which is effective beginning the three months ended December 31, 2019. Prior to this second amendment, we exceeded the maximum leverage ratio covenant due primarily to costs associated with the resignation of the previous CEO in July 2019 and certain restructuring activity in the period. We are compliant with all covenants under the Financing Agreement as of December 31, 2019 with the completion of such second amendment.

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

We derive a significant portion of our revenues from pharmaceutical and biotechnology companies. We expect that pharmaceutical and biotechnology companies will continue to be a significant source of our revenues for the foreseeable future, including in our Cellular and Molecular Technologies and Pre-Clinical Systems commercial product families. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as government regulation, ongoing consolidation, uncertainty of technological change, and reductions and delays in research and development expenditures by companies in these industries.

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

We manufacture and sell our products worldwide and as a result, our business is subject to risks associated with doing business internationally. A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. We anticipate that revenues from international operations will likely continue to increase as a result of our efforts to expand our business in markets abroad. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Our foreign operations subject us to certain risks, including: effects of fluctuations in foreign currency exchange rates (discussed below); the impact of local economic conditions; local product preferences and seasonality (discussed below) and product requirements; local difficulty to effectively establish and expand our business and operations in international markets; disruptions of capital and trading markets; restrictions and potentially negative tax implications of transfer of capital across borders; differing labor regulations; other factors beyond our control, including potential political instability, terrorism, acts of war, natural disasters and diseases, including the coronavirus discussed below; unexpected changes and increased enforcement of regulatory requirements and various state, federal and international, intellectual property, environmental, antitrust, anti-corruption, fraud and abuse (including anti-kickback and false claims laws) and employment laws; interruption to transportation flows for delivery of parts to us and finished goods to our customers; and laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and other agencies, including the Foreign Investment Risk Review Modernization Act, or FIRRMA, adopted in August 2018.

Specifically with respect to the expansion of our business into China, our financial performance may be subject to the following risks, among others affecting companies that operate in China: the impact of declining economic growth in China; regulation of foreign investment and business activities by the Chinese government, including recent scrutiny of foreign companies, may limit our ability to expand our business in China; uncertainties with respect to the legal system in China may limit the legal protections available to us in China; government restrictions on the remittance of currency out of China and the ability of any subsidiary we may establish in China to pay dividends and make other distributions to us; potential unfavorable tax consequences as a result of our operations in China; and the recent outbreak of a novel strain of COVID-19 coronavirus, a respiratory illness,

The recent outbreak of coronavirus in China, North America, Europe, or other locations around the world, could adversely affect our workforce, supply chain and customer base, particularly those involving China and other affected regions. The outbreak of the coronavirus has caused several countries to implement quarantines and significant restrictions on travel, with many countries and airlines suspending flights to and from affected regions. In addition, certain affected regions have implemented work restrictions that prohibit many employees from going to work.

The extent to which the coronavirus will impact our business, results of operation or financial condition is difficult to assess at this stage as much depends on future developments, which are uncertain, including information concerning the severity of the coronavirus and the methods to contain and treat the virus. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our net sales and profitability.

As a result of pandemic outbreaks, including the coronavirus, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations (especially Asia Pacific) significant to our operations, could adversely affect our workforce resulting in serious health issues and absenteeism. Pandemic outbreaks, including the coronavirus, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. If our operations are curtailed, we may need to seek alternate sources of supply for services and staff, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

We are also subject to the risks of fluctuating foreign currency exchange rates, which could have an adverse effect on the sales price of our products in foreign markets, as well as the costs and expenses of our foreign subsidiaries. A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of revenues will continue to come from outside the United States in the future. As a result, currency fluctuations among the United States dollar, British pound, euro and the other currencies in which we do business have caused and will continue to cause foreign currency translation and transaction gains and losses. We have not used forward exchange contracts to hedge our foreign currency exposures. We attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through hedging methods, including foreign currency contracts. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union could adversely affect our business.

The House of Commons passed a Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. The announcement of Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The withdrawal of the U.K. from the E.U. may also create global economic uncertainty, including an uncertain funding environment for U.K. customers historically receiving funding from the E.U, which may cause our customers to reduce their spending budgets. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during the transitional period or more permanently. If the U.K. leaves the E.U. with no agreement, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. Since a significant proportion of the regulatory framework in the U.K. is derived from E.U. directives and regulations, Brexit could materially change the regulatory regime applicable to the approval of any product candidates in the U.K. In addition, since the EMA is located in the U.K., the implications for the regulatory review process in the E.U. has not been clarified and could result in relocation of the EMA or a disruption in the EMA review process. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. This could adversely affect our business, financial condition, operating results and cash flows.

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

We expect to encounter increased competition from both established and development-stage companies that continually enter the market. These include companies developing and marketing life science instruments, systems and lab consumables, health care companies that manufacture laboratory-based tests and analyzers, diagnostic and pharmaceutical companies, analytical instrument companies, and companies developing life science or drug discovery technologies. Currently, our principal competition comes from established companies that provide products that perform many of the same functions for which we market our products. Many of our competitors have substantially greater financial, operational, marketing and technical resources than we do. Moreover, these competitors may offer broader product lines and tactical discounts and may have greater name recognition. In addition, we may face competition from new entrants into the field. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, we face changing customer preferences and requirements, including increased customer demand for more environmentally friendly products.

The life sciences industry is also subject to rapid technological change and discovery. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. In some instances, our competitors may develop or market products that are more effective or commercially attractive than our current or future products. To meet the evolving needs of customers, we must continually enhance our current and planned products and develop and introduce new products. However, we may experience difficulties that may delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, our product lines are based on complex technologies that are subject to change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the changes affecting each of the different markets we serve or intend to serve. Our failure to develop and introduce products in a timely manner in response to changing technology, market demands, or the requirements of our customers could cause our product sales to decline, and we could experience significant losses.

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

An information security incident, including a cybersecurity breach, could have a negative impact to our business or reputation

To meet business objectives, we rely on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Additionally, the California Privacy Act of 2018 (CCPA), which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA and other current and future applicable privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

We anticipate that our financial resources, which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least the next twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. In addition, our Financing Agreement is not sufficient to fund our acquisition strategy. In such case, our inability to raise sufficient capital on favorable terms and in a timely manner (if at all) could seriously harm our business, product development, and acquisition efforts. In addition, our Financing Agreement contains limitations on our ability to incur additional indebtedness and requires lender approval for acquisitions funded with cash, promissory notes and/or other consideration in excess of $1.0 million and for acquisitions in excess of $0.5 million. If future financing is not available or is not available on acceptable terms, we may have to alter our operations or change our business strategy. We cannot assure you that the capital required to fund operations, or our acquisition strategy will be available in the future.

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

We assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, “Property, Plant and Equipment”. In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by FASB ASC 360 and FASB ASC 350, which could have an adverse effect on net income for the period in which the write-off occurs. At December 31, 2019, we had goodwill and intangible assets of $95.8 million, or 58%, of our total assets. At December 31, 2019, we concluded that none of our goodwill was impaired. During the year ended December 31, 2019 we recorded approximately $1.5 million of impairment charges against our intangible assets (see Note 6 in the Consolidated Financial Statements included in Part IV, Item 15. of this report “Exhibits, Financial Statement Schedules” for further discussion).

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, James Green; the Chief Financial Officer, Michael Rossi; or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, including the Boston, Massachusetts and Minneapolis, MN metropolitan areas, England, and Germany where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

If we are unable to effectively protect our intellectual property, third parties may use our technology, which would impair our ability to compete in our markets.

Our continued success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our products throughout the world. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving. The degree of future protection for our proprietary rights is uncertain. We also own numerous United States registered trademarks and trade names and have applications for the registration of trademarks and trade names pending. We rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, any pending or future patent applications may not be accepted and patents might not be issued, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent, as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive could be materially impaired.

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

We may be sued for infringing on the intellectual property rights of others, including the patent rights, trademarks and trade names of third parties. Intellectual property litigation is costly, and the outcome is uncertain. If we do not prevail in any intellectual property litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to design around any third-party patent, we may be unable to sell some of our products and services, which could result in reduced revenue.

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

We could be negatively affected as a result of a proxy contest and the actions of activist stockholders.

We have received a notice of director nominations from Engine Capital, L.P. If Engine Capital does not withdraw their nominations, a proxy contest is likely to occur. A proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (1) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (2) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (3) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

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

In October 2018, the U.S. Department of Treasury announced a pilot program to implement part of the Foreign Investment Risk Review Modernization Act, or FIRRMA, effective November 10, 2018.  The pilot program expands the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, to include certain direct or indirect foreign investments in a defined category of U.S. companies.  Among other things, FIRRMA empowers CFIUS to require certain foreign investors to make mandatory filings and permits CFIUS to charge filing fees related to such filings.  Such filings are subject to review by CFIUS.  Any such restrictions on the ability to purchase shares of our common stock that have the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our facilities incorporate manufacturing, research and development, sales and marketing, and administration functions. As of December 31, 2019, we leased the following principal facilities:

Location	Description of Facility	Approximate Square Footage	Expiration

New Brighton, Minnesota	Manufacturing facility for Pre-Clinical products	95,529	2030

Holliston, Massachusetts	Manufacturing facility for Cellular and Molecular Technologies products and corporate headquarters	83,123	2024

Reutlingen, Germany	Manufacturing facility for Cellular and Molecular Technologies products	22,449	2024

Barcelona, Spain	Manufacturing facility for Cellular and Molecular Technologies products	20,853	2020 - 2021

March-Hugstetten, Germany	Manufacturing facility for Cellular and Molecular Technologies products	12,031	2024

We also lease additional facilities in Cambourne, England; Hamden, Connecticut; Kista, Sweden; Shanghai, China; Les Ulis, France; St. Augustin, Germany; and Montreal, Canada.

We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion in Note 21 in the Consolidated Financial Statements included in Part IV, Item 15. of this report “Exhibits, Financial Statement Schedules,” which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the NASDAQ Global Market since our initial public offering on December 7, 2000, and trades under the symbol “HBIO.”

Shareholders

There were 104 holders of record of our common stock as of March 5, 2020. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 7 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and pre-clinical testing for drug development. Our customers range from renowned academic institutions and government laboratories, to the world’s leading pharmaceutical, biotechnology and clinical research organizations. With operations in North America and Europe, we sell through a combination of direct and distribution channels to customers around the world.

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

See Part I, Item 1. of this report “Our History and Strategy” for a discussion of recent significant acquisitions, divestitures and other developments.

In the table below, we provide an overview of selected operating metrics.

		% of		% of
	2019	Revenues	2018	Revenues
	(dollars in thousands)
Revenues	$116,176		$120,774
Cost of revenues	51,854	44.6%	57,593	47.7%
Sales and marketing expenses	23,264	20.0%	24,443	20.2%
General and administrative expenses	22,760	19.6%	21,382	17.7%
Research and development expenses	10,715	9.2%	10,988	9.1%
Amortization of intangible assets	5,746	4.9%	5,384	4.5%
Impairment charges	1,460	1.3%	-
Interest expense	5,410	4.7%	5,367	4.4%
Other expense, net	469	0.4%	3,592	3.0%
Income from discontinued operations	-		1,377	1.1%

Components of Operating Income

On January 22, 2018, we sold substantially all the assets of our operating subsidiary, Denville. The sale of Denville represented a strategic shift that had a major effect on our operations and financial results. As such and pursuant to the accounting standards, the operating results of Denville for the year ended December 31, 2018 have been presented in discontinued operations in the consolidated statements of operations. Therefore, the amounts and percentages discussed below exclude the revenues and expenses of Denville unless otherwise described.

Revenues.     We generate revenues by selling apparatus, instruments, devices, systems, software and consumables through our distributors, direct sales force, websites and catalogs. These product lines include both proprietary manufactured products and complementary products from various suppliers. Our reputation as a leading producer in many of our manufactured products creates traffic to our website, enables cross-selling and facilitates the introduction of new products. We have field sales teams in the U.S., Canada, the United Kingdom, Germany, France, Spain and China. In those regions where we do not have a direct sales team, we use distributors. Revenues from direct sales to end users included in continuing operations represented approximately 70% and 59% of our revenues for the years ended December 31, 2019 and 2018, respectively.

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

We use distributors for both our catalog products and our higher priced products, as well as for sales in locations where we do not have subsidiaries or where we have existing distributors in place from acquired businesses. For the years ended December 31, 2019 and 2018, approximately 30% and 41% of our total revenues from continuing operations, respectively, were derived from sales to distributors.

For the years ended December 31, 2019 and 2018, approximately 84% and 85% of our revenues from continuing operations, respectively, were derived from products we manufacture and approximately 16% and 15%, respectively, were derived from complementary products we distribute in order to provide the researcher with a single source for all equipment needed to conduct a particular experiment.

For the years ended December 31, 2019 and 2018, approximately 29% and 30% of our revenues from continuing operations, respectively, were derived from sales made by our non-United States operations.

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

Research and development expenses.     Research and development expenses consists primarily of salaries and related expenses for personnel and spending to develop and enhance our products. Other research and development expenses include fees for consultants and outside service providers, and material costs for prototype and test units. We expense research and development costs as incurred. Grants received from governmental entities related to research projects are accounted for as a reduction in research and development expense over the period of the project. We believe that investment in product development is a competitive necessity and plan to continue to make these investments in order to realize the potential of new technologies that we develop, license or acquire for existing markets.

Selected Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Unless otherwise described, the amounts and percentages in the table above and those amounts and percentages discussed below exclude the revenues and expenses of Denville.

Revenues

Revenues for the year ended December 31, 2019 were $116.2 million, a decrease of (3.8)%, or $4.6 million, compared to revenues of $120.8 million for the same period in 2018.

The decrease in revenue for the year ended December 31, 2019 is due to lower sales volume in Europe as well as lower volume with contract research organizations due to customer consolidation. These reductions were partially offset by growth in sales of cellular and molecular discovery technologies in North America. Additionally, revenues for the year ended December 31, 2019 included twelve months of revenues from DSI as compared to eleven months of revenues from DSI included in the year ended December 31, 2018. The impact of currency translation negatively impacted revenues in the year ended December 31, 2019 by approximately $1.8 million.

Cost of revenues

Cost of revenues decreased $5.7 million, or 10.0%, to $51.9 million for the year ended December 31, 2019 compared with $57.6 million for the year ended December 31, 2018. Gross margin as a percentage of revenues increased to 55.4% for the year ended December 31, 2019 compared with 52.3% for the year ended December 31, 2018. Cost of revenues for the year ended December 31, 2018 included approximately $3.8 million related to a purchase accounting inventory fair value step up amortization. This inventory fair value step-up was fully recognized into cost of revenues over one inventory turn, or approximately six months. Excluding the effect of the step-up amortization, gross profit decreased by approximately $2.7 million which was primarily due to reduced fixed cost absorption associated with lower revenue as well as product mix.

Sales and marketing expenses

Sales and marketing expenses decreased $1.1 million, or 4.8%, to $23.3 million for the year ended December 31, 2019 compared with $24.4 million for the year ended December 31, 2018. Sales and marketing expenses for the year ended December 31, 2019 included twelve months of costs from DSI as compared to eleven months of costs from DSI in the year ended December 31, 2018. The overall decrease in costs in the year ended December 31, 2019, was primarily due to decreases in employee-related expenses and commission, lower stock-based compensation, and lower consulting services as compared to the prior period.

General and administrative expenses

General and administrative expenses increased $1.4 million, or 6.4%, to $22.8 million for the year ended December 31, 2019 compared with $21.4 million for the year ended December 31, 2018. Costs for the year ended December 31, 2019 included twelve months of costs from DSI as compared to eleven months of costs from DSI in the year ended December 31, 2018. Other changes in the year ended December 31, 2019 included decreases in variable compensation costs, increases in restructuring expenses and turnaround costs, and increased stock-based compensation as compared to the year ended December 31, 2018.

Research and development expenses

Research and development expenses were $10.7 million for the year ended December 31, 2019, a decrease of $0.3 million, or 2.5%, compared with $11.0 million for the year ended December 31, 2018. Costs for the year ended December 31, 2019 included twelve months of costs from DSI as compared to eleven months of costs from DSI in the year ended December 31, 2018. The changes in the year ended December 31, 2019 was primarily driven by decreases in consulting and purchased services as compared to the year ended December 31, 2018.

Amortization of intangible assets

Amortization of intangible asset expenses was $5.7 million and $5.4 million for the years ended December 31, 2019 and 2018, respectively. The increase of $0.3 million in amortization of intangible assets expense was primarily due to the impact of the DSI acquisition, as the year ended December 31, 2019 included twelve months of amortization expenses from DSI as compared to eleven months of such expenses in the year ended December 31, 2018.

Impairment charges

Impairment charges were $1.5 million for the year ended December 31, 2019, primarily consisting of a charge of $0.9 million related to our in-process research and development intangible assets as a result of our on-going evaluation of our research and development activities, and a charge of $0.5 million related to the impairment of certain intangible assets due to the decision to discontinue one of our product lines and to cease operations in our facility in Raleigh, North Carolina. There were no similar impairment charges recognized in the same period in the prior year.

Interest expense

Interest expense was $5.4 million for each of the years ended December 31, 2019 and 2018. Borrowings under our Financing Agreement increased significantly as of January 31, 2018 due to borrowings associated with the acquisition of DSI. Although debt has been reduced from $68.8 million as of January 31, 2018 to $55.0 million as of December 31, 2019, average daily balances outstanding under our Financing Agreement were relatively unchanged due to only eleven months of borrowings related to the acquisition of DSI during 2018.

Other expense, net

Other expense, net, were $0.5 million for the year ended December 31, 2019, a decrease of $3.1 million, or 86.9%, compared with $3.6 million for the year ended December 31, 2018. The decrease in other expense, net was primarily due to transaction costs incurred in 2018 of approximately $3.4 million, related to the acquisition of DSI and the divestiture of Denville.

Income taxes

Income tax from continuing operations was a benefit of $0.8 million and $3.7 million for the years ended December 31, 2019 and 2018, respectively. The effective income tax rate was 14.8% for the year ended December 31, 2019, compared with 46.1% for the same period in 2018. The difference between our effective rates in 2019 as compared to 2018 is primarily due to the mix of pre-tax income and losses at individual subsidiaries as well as the impact of different tax rates in certain foreign jurisdictions, impact of stock compensation deductions and windfalls in 2018.

Income from discontinued operations

On January 22, 2018, we sold substantially all the assets of our wholly owned subsidiary, Denville, for approximately $20.0 million, which included a $3.0 million earn-out provision (the Denville Transaction). Upon the closing of the transaction, the Company received $15.7 million, net of transaction costs. The earn-out provision represented contingent consideration of up to $2.0 million based on Denville achieving certain performance metrics with respect to 2018 operating results and up to $1.0 million based on Denville achieving certain performance metrics with respect to 2019 operating results. We have determined that the 2018 performance metrics were not achieved and expect that the 2019 performance metrics will not be achieved.

Discontinued operations resulted in income of $1.4 million for the year ended December 31, 2018. The results of Denville were presented in discontinued operations and included a gain on sale of Denville of $1.3 million and an income tax benefit of $0.4 million. The income tax benefit was mainly due to the reversal of deferred tax liabilities associated with indefinite lived intangibles following the Denville Transaction.

Liquidity and Capital Resources

Historically, we have financed our business through cash provided by operating activities, bank borrowings, and the issuance of common stock. Our liquidity requirements arise primarily from investing activities, including funding of acquisitions, and other capital expenditures.

On January 22, 2018, we sold the operations of Denville, and received approximately $15.8 million, net of cash on hand. Simultaneously, we retired the existing debt balances of approximately $11.9 million. On January 31, 2018, we entered into the Financing Agreement, which comprised of a $64.0 million term loan and up to a $25.0 million line of credit. Finally, on January 31, 2018, we acquired DSI for approximately $68.0 million, net of cash acquired.

As of December 31, 2019, we held cash and cash equivalents of $8.3 million, compared with $8.2 million at December 31, 2018. As of December 31, 2019 and December 31, 2018, we had $55.0 million and $62.4 million of borrowings outstanding under our credit facility, respectively. Total debt, net of cash and cash equivalents was $46.7 million at December 31, 2019, compared to $54.2 million at December 31, 2018. In addition, we have a United Kingdom pension obligation that was overfunded (underfunded) by approximately $1.1 million and $(0.9) million as of December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019 and December 31, 2018, cash and cash equivalents held by our foreign subsidiaries was $3.5 million and $3.2 million, respectively. As a result of the 2017 Tax Act, post-2017 dividends from qualifying Controlled Foreign Corporations are no longer taxed in the U.S. However, any dividends to the U.S. must still be assessed for withholding tax liability as well as income state tax liability. As a result of our assertion, we determined the potential state income tax liability related to available cash balances at foreign subsidiaries would be immaterial in both 2019 and 2018.

Condensed Consolidated Cash Flow Statements

(unaudited, in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operations:
Net loss	$(4,687)	$(2,922)
Other adjustments to operating cash flows	12,722	7,481
Changes in operating assets and liabilities	10	(1,675)
Net cash provided by operating activities	8,045	2,884

Cash flows from investing activities:
Additions to property, plant and equipment	(1,216)	(986)
Acquisitions, net of cash acquired	-	(68,548)
Dispositions, net of cash sold	1,002	15,754
Other investing activities	(15)	(16)
Net cash used in investing activities	(229)	(53,796)

Cash flows from financing activities:
Net proceeds from issuance of debt	4,300	70,700
Repayments of debt	(11,703)	(20,198)
Other financing activities	(221)	2,551
Net cash provided by (used in) financing activities	(7,624)	53,053

Effect of exchange rate changes on cash	(30)	299

Increase in cash and cash equivalents	$162	$2,440

Our operating activities provided cash of $8.0 million and $2.9 million for the year ended December 31, 2019 and 2018, respectively. The increase in net cash flow from operations was primarily due to the effect of reductions in inventory levels in 2019 and to deal fees, integration costs and other payments associated with the DSI acquisition and Denville sale in the first half of 2018.

Our investing activities used cash of $(0.2) million and $(53.8) million for the years ended December 31, 2019 and 2018, respectively. Investing activities during the year ended December 31, 2019 primarily consisted of cash used for capital expenditures, and the receipt of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction. Investing activities during the year ended December 31, 2018 primarily consisted of $68.5 million paid for the acquisition of DSI and $15.8 million received from the disposition of Denville. We spent $1.2 million and $1.0 million on capital expenditures during the year ended December 31, 2019 and 2018, respectively.

Our financing activities have historically consisted of borrowings and repayments under our revolving credit facility and term loans, payments of debt issuance costs and the issuance of common stock. During the year ended December 31, 2019, financing activities used cash of $7.6 million, compared with $53.1 million of cash provided by financing activities for the year ended December 31, 2018. During the year ended December 31, 2019, we borrowed $4.3 million and repaid $11.7 million of debt, including an excess cash flow payment of $4.0 million and a payment of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction as required by the Financing Agreement, and ended the year with $55.0 million of borrowings. During the year ended December 31, 2018 wev borrowed $70.7 million, repaid $20.2 million of debt and ended the year with $62.4 million of borrowings. Net cash paid for tax withholdings from the issuance from common stock related to the vesting of restricted stock units was $0.2 million for the year ended December 31, 2019. Net cash proceeds from the issuance of common stock for the year ended December 31, 2018 was $4.6 million.

Borrowing Arrangements

On January 31, 2018, we entered into a Financing Agreement with Cerberus Business Finance, LLC, as agent and lender (the Financing Agreement). The obligations under the Financing Agreement and related guarantees are secured on a first-priority basis (subject to certain liens permitted under the Financing Agreement) by a lien on substantially all the tangible and intangible assets of our company and the subsidiary guarantors, including all of the capital stock held by such obligors, subject to a 65% limitation on pledges of capital stock of certain foreign subsidiaries and certain other exceptions. See Note 14 in the Consolidated Financial Statements included in Part IV, Item 15. of this report “Exhibits, Financial Statement Schedules” for additional details regarding the Financing Agreement and our credit facilities.

As of December 31, 2019 and December 31, 2018, we had borrowings of $55.0 million and $62.4 million respectively, outstanding. We had available borrowing capacity under the revolving line of credit of $8.7 million as of December 31, 2019. As of December 31, 2019, the weighted effective interest rate, net of the impact of our interest rate swap, on our borrowings was 8.5%.

On November 4, 2019, we entered into a Second Amendment to the Financing Agreement with Cerberus Business Finance, LLC, which modified certain provisions effective as of September 30, 2019 related to our quarterly leverage ratio financial covenant amongst other provisions.

In anticipation of the restructuring and related costs in the third quarter and future periods associated with the actions described in the accompanying consolidated financial statements, we began discussions in September 2019 with our lender to request a modification of the terms of the Credit Agreement to exclude the impact of these costs from the maximum leverage ratio covenant. On November 4, 2019, we entered into a Second Amendment of the Financing Agreement with Cerberus Business Finance, LLC, as collateral agent for the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders. This second amendment increases the maximum leverage ratio and amount of restructuring and related costs to be excluded from consolidated EBITDA and decreases the minimum fixed charge ratio. Additionally, the applicable interest rate margin was modified to adjust based on our leverage ratio. We also agreed to extend the prepayment penalty periods and paid a $50,000 amendment fee. Such second amendment is effective for covenant calculations commencing with the period ended September 30, 2019, other than the change in minimum fixed charge ratio which is effective beginning the three months ended December 31, 2019.

Prior to this second amendment, we exceeded the maximum leverage ratio covenant due primarily to costs associated with the resignation of the previous CEO in July 2019 and certain restructuring activity in the period. We are compliant with all covenants under the Financing Agreement as of December 31, 2019 with the completion of such second amendment. We expect to be in compliance with covenants and other terms under the amended credit agreement for at least the next 12 months.

Based on our current operating plans, we expect that our available cash, cash generated from operations and debt capacity will be sufficient to finance current operations, any costs associated with restructuring activities resulting from initiatives described in Part I, Item 1. of this report “Overview” above and capital expenditures for the next 12 months and beyond. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for inventory excess and obsolescence, income tax and reserves for bad debts. In addition, certain estimates are required in order to determine the value of assets and liabilities associated with acquisitions, as well as defined benefit pension obligations. Estimates are also required to evaluate the value and recoverability of existing long-lived and intangible assets, including goodwill. On an ongoing basis, we review our estimates based upon currently available information. Actual results could differ materially from those estimates.

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

Management’s judgment and estimates are required in determining our income tax provision, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We review the recoverability of deferred tax assets during each reporting period by reviewing estimates of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies that would, if necessary, be implemented to realize the benefit of a deferred tax asset before expiration. Due to our three year cumulative loss position, we concluded that a full valuation allowance was required to offset most U.S. deferred tax assets, net of deferred tax liabilities except deferred tax liabilities related to indefinite lived intangible assets. At December 31, 2019, we have a valuation allowance of $13.7 million, of which $13.2 million relates to our U.S. deferred tax assets. The remainder relates to deferred tax assets in certain foreign jurisdictions.

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

Valuation of identifiable intangible assets acquired in business combinations.    The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in our acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or not amortizable and, if the former, the period and the method by which the intangibles asset will be amortized. We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisitions. At December 31, 2019, amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 7 to 15 years, 10 to 15 years, 4 to 5 years, 5 to 15 years and 5 to 15 years, respectively.

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

Goodwill and Other Intangible Assets.     FASB ASC 350, “Intangibles-Goodwill and Others” addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested annually for impairment or more frequently if events or circumstances indicate that there may be impairment. Goodwill is also subject to an annual impairment test, or more frequently, if indicators of potential impairment arise. ASU 2011-08 intends to simplify goodwill impairment testing by permitting an assessment of qualitative factors to determine when events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under ASC 350. The two-step goodwill impairment test consists of a comparison of the fair value of our reporting units with their carrying amount. If the carrying amount exceeds its fair value, we are required to perform the second step of the impairment test, as this is an indication that goodwill may be impaired. The impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to the excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. For unamortizable intangible assets, if the carrying amount were to exceed the fair value of the asset, we would write down the unamortizable intangible asset to fair value. For the purpose of our goodwill analysis, we have one reporting unit.

We conducted our annual impairment analysis using the income approach, the discounted cash flow method, to derive the fair value in preparing its goodwill impairment assessment. We selected this method as being the most meaningful in preparing the goodwill assessment because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach, we made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the discounted cash flow analysis and reflects our best estimates for stable, perpetual growth. We used an estimate of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rate to apply to the future expected cash flows. The results of our test for goodwill impairment showed that the estimated fair value of our business substantially exceeded its carrying value. We concluded that none of our goodwill was impaired.

During the year ended December 31, 2019 we recorded impairment charges against our intangible assets of approximately $1.5 million. See Note 6 in the Consolidated Financial Statements included in Part IV, Item 15. of this report “Exhibits, Financial Statement Schedules” for further discussion regarding impairment charges.

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

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the award that vests is recognized as expense over the requisite service periods in our consolidated statement of operations. We account for forfeitures for service-based awards as they occur, with no adjustment for estimated forfeitures.

We value stock-based payment awards, except restricted stock awards, at the grant date using the Black-Scholes option-pricing model. We value the restricted stock units with a market condition at the grant date using a Monte-Carlo valuation simulation. Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model or Monte-Carlo valuation simulation is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors.

The fair value of restricted stock units is based on the market price of our common stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which ranges from one to four years. Unvested restricted stock units are forfeited in the event of termination of employment or engagement with our Company.

We record stock compensation expense on a straight-line basis over the requisite service period for all awards granted.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the British pound, the euro, the Canadian dollar and the Swedish krona.

During the year ended December 31, 2019, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues and on our consolidated net loss. Changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $1.9 million and a favorable effect on expenses of approximately $1.1 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the year ended December 31, 2019, was approximately $(0.5) million, compared to a loss of $(2.9) million for the year ended December 31, 2018.

In addition, the currency exchange rate fluctuations included as a component of net loss resulted in approximately $(0.1) million in currency loss and $0.1 million in currency gain during the year ended December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see “Recent Accounting Pronouncements” included in Note 2 in the Consolidated Financial Statements included in Part IV, Item 15. of this report “Exhibits, Financial Statement Schedules.”

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of December 31, 2019, we had $55.0 million outstanding under our Financing Agreement. We entered into an interest rate swap contract with PNC bank with a notional amount of $36.0 million and a termination date of January 31, 2023 in order to hedge a portion of the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Financing Agreement. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%.

As of December 31, 2019, the weighted effective interest rates, net of the impact of our interest rate swaps, on our Term Loan was 8.48%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement as of December 31, 2019 is quantified and summarized as follows:

If compared to the rate as of December 31, 2019	Interest expense increase
(in thousands)
Interest rates increase by 1%	$262
Interest rates increase by 2%	$524

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is contained in the financial statements referenced in Part IV, Item 15. of this report under the caption “Financial Statements, Schedules, and Exhibits,” which such financial statements are appended to this report. An index of those financial statements is found on page F-1.

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

We carried out an evaluation, under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of December 31, 2019, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has also been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(e).

(c)	Changes in Internal Controls Over Financial Reporting

There has been no change in the Company's internal control over financial reporting as of December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Board of Directors and Shareholders

Harvard Bioscience, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 16, 2020 expressed an unqualified opinion on those financial statements.

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

March 16, 2020

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated

(a)    Financial Statements, Schedules, and Exhibits.    We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page F-1.

(b)    Exhibits.    We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

(c)    Financial Statement Schedules.    We have omitted all financial statement schedules because they are not applicable or not required or because we have included the necessary information in our consolidated financial statements or related notes.

Item 16.	Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HARVARD BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Harvard Bioscience, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Boston, Massachusetts

March 16, 2020

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,335	$8,173
Accounts receivable, net	20,704	21,463
Inventories	22,061	25,087
Other current assets	2,472	3,109
Total current assets	53,572	57,832

Property, plant and equipment, net	4,776	5,898
Operating lease right-of-use assets	8,463	-
Goodwill	57,381	57,304
Intangible assets, net	38,405	45,764
Other long-term assets	2,273	1,815
Total assets	$164,870	$168,613

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$6,900	$5,982
Current portion of operating lease liabilities	2,424	-
Accounts payable	5,339	7,359
Deferred revenue	3,949	3,820
Accrued income taxes	609	978
Other current liabilities	6,091	7,350
Total current liabilities	25,312	25,489

Long-term debt	46,917	54,813
Deferred tax liability	1,974	2,301
Operating lease liabilities	8,224	-
Other long-term liabilities	749	3,286
Total liabilities	83,176	85,889

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 45,933,715 and 45,124,309 shares issued and 38,188,208 and 37,378,802 shares outstanding, respectively	438	436
Additional paid-in-capital	229,189	226,377
Accumulated deficit	(124,576)	(119,889)
Accumulated other comprehensive loss	(12,689)	(13,532)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	81,694	82,724
Total liabilities and stockholders' equity	$164,870	$168,613

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018

Revenues	$116,176	$120,774
Cost of revenues	51,854	57,593
Gross profit	64,322	63,181

Sales and marketing expenses	23,264	24,443
General and administrative expenses	22,760	21,382
Research and development expenses	10,715	10,988
Amortization of intangible assets	5,746	5,384
Impairment charges	1,460	-
Total operating expenses	63,945	62,197

Operating income	377	984

Other expense:
Interest expense, net	(5,410)	(5,367)
Other expense, net	(469)	(3,592)
Total other expense	(5,879)	(8,959)

Loss from continuing operations before income taxes	(5,502)	(7,975)
Income tax benefit	(815)	(3,676)
Loss from continuing operations	(4,687)	(4,299)
Discontinued operations:
Income from discontinued operations before income taxes	-	936
Income tax benefit	-	(441)
Income from discontinued operations	-	1,377
Net loss	$(4,687)	$(2,922)

(Loss) earnings per share:
Basic loss per common share from continuing operations	$(0.12)	$(0.12)
Basic earnings per common share from discontinued operations	-	0.04
Basic loss per common share	$(0.12)	$(0.08)

Diluted loss per common share from continuing operations	$(0.12)	$(0.12)
Diluted earnings per common share from discontinued operations	-	0.04
Diluted loss per common share	$(0.12)	$(0.08)

Weighted-average common shares:

Basic	37,814	36,453
Diluted	37,814	36,453

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018

Net loss	$(4,687)	$(2,922)
Other comprehensive income (loss):
Foreign currency translation adjustments	(543)	(2,875)
Derivatives qualifying as hedges, net of tax:
(Loss) gain on derivative instruments designated and qualifying as cash flow hedges	(572)	(343)
Amounts reclassified from accumulated other comprehensive loss to net loss	139	136
Derivatives qualifying as hedges, net of tax	(433)	(207)
Defined benefit pension plans, net of tax:
Amortization of net losses included in net periodic pension costs, net of tax expense of $- 0 - and $56 in 2019 and 2018, respectively	561	275
Net (loss) gain, net of tax benefit of $- 0 - and $10 in 2019 and 2018, respectively	1,258	(49)
Defined benefit pension plans, net of tax	1,819	226
Other comprehensive income (loss)	843	(2,856)
Comprehensive loss	$(3,844)	$(5,778)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2017	42,764	$419	$218,792	$(116,967)	$(10,676)	$(10,668)	$80,900
Stock option exercises	1,696	17	5,149	-	-	-	5,166
Shares issued under employee stock purchase plan	89	1	159	-	-	-	160
Vesting of restricted stock units	915	-	-	-	-	-	-
Shares withheld for taxes	(340)	(1)	(767)	-	-	-	(768)
Stock compensation expense	-	-	3,044	-	-	-	3,044
Net loss	-	-	-	(2,922)	-	-	(2,922)
Other comprehensive loss	-	-	-	-	(2,856)	-	(2,856)
Balance at December 31, 2018	45,124	$436	$226,377	$(119,889)	$(13,532)	$(10,668)	$82,724
Stock option exercises	4	-	11	-	-	-	11
Shares issued under employee stock purchase plan	191	2	323	-	-	-	325
Vesting of restricted stock units	818	-	-	-	-	-	-
Shares withheld for taxes	(203)	-	(556)	-	-	-	(556)
Stock compensation expense	-	-	3,034	-	-	-	3,034
Net loss	-	-	-	(4,687)	-	-	(4,687)
Other comprehensive income	-	-	-	-	843	-	843
Balance at December 31, 2019	45,934	$438	$229,189	$(124,576)	$(12,689)	$(10,668)	$81,694

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,687)	$(2,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,987	2,423
Amortization of intangible assets	5,746	5,431
Amortization of deferred financing costs	385	645
Stock-based compensation expense	3,034	3,044
Impairment charges	1,460	-
Gain on sale of Denville	-	(1,251)
Provision for allowance for doubtful accounts	288	25
Deferred income taxes	(398)	(2,861)
Other non-cash charges	188	25
Changes in operating assets and liabilities:
Accounts receivable	468	(2,792)
Inventories	3,260	2,554
Other current assets	165	(124)
Accounts payable	(2,048)	1,593
Accrued income taxes	(363)	612
Other current liabilities	(1,256)	(3,149)
Deferred revenue	121	2,492
Other long-term liabilities	(305)	(2,861)
Net cash provided by operating activities	8,045	2,884

Cash flows from investing activities:
Additions to property, plant and equipment	(1,216)	(986)
Other	(15)	(16)
Acquisition, net of cash acquired	-	(68,548)
Disposition, net of cash sold	1,002	15,754
Net cash used in investing activities	(229)	(53,796)

Cash flows from financing activities:
Proceeds from issuance of debt	4,300	70,700
Repayments of debt	(11,703)	(20,198)
Payments of debt issuance costs	-	(2,006)
(Net taxes paid) net proceeds from issuance of common stock	(221)	4,557
Net cash (used in) provided by financing activities	(7,624)	53,053

Effect of exchange rate changes on cash	(30)	299
Increase in cash and cash equivalents	162	2,440
Cash and cash equivalents at beginning of period	8,173	5,733
Cash and cash equivalents at end of period	$8,335	$8,173

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,496	$4,987
Cash paid for income taxes, net of refunds	$374	$98

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc., a Delaware corporation, is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and pre-clinical testing for drug development. The Company’s products and services are sold globally to customers ranging from renowned academic institutions and government laboratories, to the world’s leading pharmaceutical, biotechnology and clinical research organizations. With operations in North America and Europe, the Company has sales through a combination of direct and distribution channels to customers around the world.

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

Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

(g)	Leases

The Company accounts for its leases in accordance with ASC 842 Leases. The Company leases office space, manufacturing facilities, automobiles and equipment. The Company concludes on whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right to the Company to control the use of identified property, plant or equipment for period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight-line basis over the lease term.

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

Variable Consideration

The nature of the Company's contracts gives rise to certain types of variable consideration, including in limited cases volume and payment discounts. The Company analyzes sales that could include variable consideration and estimates the expected or most likely amount of revenue after returns, trade-ins, discounts, rebates, credits, and incentives. Product returns are estimated and accrued for, based on historical information. In making these estimates, the Company considers whether the amount of variable consideration is constrained and is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration, and its impact on the Company’s revenue recognition, was not material in any of the periods presented.

The Company’s payment terms are generally from zero to sixty days from the time of invoicing, which generally occurs at the time of shipment or prior to services being performed. Payment terms vary by the type of its customers and the products or services offered.

Sales taxes, value added taxes, and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and are therefore excluded from revenues.

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

Disaggregation of revenue

Refer to Note 18 for revenue disaggregated by type and by geographic region as well as further information about the deferred revenue balances.

(m)	Valuation of Identifiable Intangible Assets Acquired in Business Combinations

The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in the Company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or not amortizable and, if the former, the period and the method by which the intangibles asset will be amortized. The Company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisitions. At December 31, 2019, amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents. These amortizable intangible assets are amortized on a straight-line basis over 7 to 15 years, 10 to 15 years, 4 to 5 years, 5 to 15 years and 5 to 15 years, respectively.

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

For the purpose of its goodwill analysis, the Company has one reporting unit. The Company conducted its annual impairment analysis in the fourth quarter of fiscal year 2019. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its carrying value to determine if there is any indication of impairment. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets if the carrying amount exceeds the fair value of the asset, the Company would write down the indefinite-lived intangible asset to fair value.

At December 31, 2019, the fair value of the Company significantly exceeded the carrying value. The Company concluded that none of its goodwill was impaired.

The Company evaluates indefinite-lived intangible assets for impairment annually and when events occur, or circumstances change that may reduce the fair value of the asset below its carrying amount.  Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Refer to Note 6 for further details regarding impairment of indefinite-lived intangible assets.

(o)	Impairment of Long-Lived Assets

The Company assesses recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with FASB ASC 360, “Property, Plant and Equipment” when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value. At December 31, 2019, the Company concluded that none of its long-lived assets were impaired.

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

The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant and are recorded as compensation expense on a straight-line basis over the applicable service period, which ranges from one to four years. Unvested restricted stock units are forfeited in the event of termination of employment with the Company.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2019 and 2018 consisted of stock-based compensation expense related to stock options, the employee stock purchase plan, and the restricted stock units and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, research and development expenses and discontinued operations. Refer to Note 13 for further details.

(s)	Recent Accounting Pronouncements

Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2016-13 and related amendments will have on its consolidated financial position, results of operations and cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. ASU 2019-12 will become effective for the Company on January 1, 2021. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its financial statements and related disclosures.

Accounting Pronouncements Recently Adopted

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. The update requires a lessee to record on its balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The update is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elected to utilize a practical expedient in its method of adoption of the standard and adopted the guidance as of January 1, 2019.  Under this expedient, which is a “current-period adjustment method,” the Company applied ASC 842 as of January 1. 2019, and recognized operating lease liabilities of $11.7 million and right of use assets of $9.4 million for all leases with lease terms of more than 12 months. There was no impact to retained earnings as of that date. In addition, the Company adopted the guidance by electing the following practical expedients: (1) the Company did not reassess whether any expired or existing contracts contained leases, (2) the Company did not reassess the lease classification for any expired or existing leases, and (3) the Company excluded variable payments from the lease contract consideration and recorded those as incurred. The Company’s future commitments under lease obligations and additional disclosures are summarized in Note 12.

(t)	Discontinued Operation

As disclosed in Note 5, on January 22, 2018, the Company sold substantially all the assets of its operating subsidiary, Denville Scientific, Inc. (Denville). The sale of Denville represented a strategic shift that had a major effect on the Company’s operations and financial results. As such and pursuant to Accounting Standards Codification (ASC) 205-20 – Presentation of Financial Statements - Discontinued Operations, the operating results of Denville for the year ended December 31, 2018 has been presented in discontinued operations in the consolidated statements of operations. These adjustments had no effect on total amounts within the consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows for any of the periods presented.

(u)	Prior Period Financial Statement Correction of Immaterial Error

During the quarter ended March 31, 2019, the Company identified an immaterial misclassification error in the Company’s consolidated balance sheet as of December 31, 2018.  The immaterial misclassification understated the current portion of the long term debt balance and overstated the long-term debt balance, less current installments.  This misclassification, in the amount of approximately $4.0 million, related to the classification of the Company’s excess cash flow payment made to its lenders during the month ended April 30, 2019 as long term instead of current on its consolidated balance sheet at December 31, 2018.  The misclassification had no impact on the total reported debt.  Refer to footnote 14 for further details. The Company assessed the materiality of this error on the financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that it was not material to any prior annual or interim periods.  The Company recorded an adjustment to decrease the long term debt balance, less current installments and increase the current portion of the long term debt balance in the consolidated balance sheet at December 31, 2018 with no impact on total reported debt.

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2017	$(9,755)	$37	$(958)	$(10,676)

Other comprehensive (loss) income before reclassifications	(2,875)	(343)	(49)	(3,267)
Amounts reclassified from AOCI	-	136	275	411
Net other comprehensive (loss) income	(2,875)	(207)	226	(2,856)

Balance at December 31, 2018	$(12,630)	$(170)	$(732)	$(13,532)

Other comprehensive income (loss) before reclassifications	(543)	(572)	1,258	143
Amounts reclassified from AOCI	-	139	561	700
Net other comprehensive (loss) income	(543)	(433)	1,819	843

Balance at December 31, 2019	$(13,173)	$(603)	$1,087	$(12,689)

The amounts reclassified out of accumulated other comprehensive (loss) income are as follows:

	Affected line item in the	Year Ended December 31,
(in thousands)	Statements of Operations	2019	2018
Amounts Reclassified From AOCI
Derivatives qualifying as hedges
Realized loss on derivatives qualifying as hedges	Interest expense, net	$139	$136
Income tax	Income tax (benefit) expense	-	-
		139	136
Defined benefit pension plans
Amortization of net losses included in net periodic pension costs	General and administrative expenses	561	331
Income tax	Income tax (benefit) expense	-	(56)
		561	275

Total reclassifications		$700	$411

4.	Acquisition

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

The results of operations for DSI have been included in the Company’s consolidated financial statements from the date of acquisition. Included in the net loss for the year ended December 31, 2018 was a $3.8 million charge recognized in cost of revenues related to purchase accounting inventory fair value step up amortization. The total inventory fair value step up was recognized into cost of revenues over one inventory turn, or approximately six months. Also included in the net loss of DSI for that period was $2.9 million of intangible asset amortization expense.

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

Year Ended December 31, 2018
(in thousands, unaudited)
Pro Forma
Revenues	$124,319
Income from continuing operations	3,614

Direct acquisition costs recorded in other expense, net in the Company’s consolidated statements of operations were $3.4 million for the year ended December 31, 2018.

5.	Discontinued Operations

On January 22, 2018, the Company sold substantially all the assets of its wholly owned subsidiary, Denville, for approximately $20.0 million, which included a $3.0 million earn-out provision (the Denville Transaction). Upon the closing of the transaction, the Company received net cash proceeds of $15.7 million. The earn-out provision represented contingent consideration of up to $2.0 million based on Denville achieving certain performance metrics with respect to 2018 operating results and up to $1.0 million based on Denville achieving certain performance metrics with respect to 2019 operating results. The Company has determined that the 2018 performance metrics were not achieved and expects that the 2019 performance metrics will not be achieved.

The following table is a reconciliation of the major line items of income from discontinued operations presented within the Company’s consolidated statements of operations for the years ended December 31, 2018.

Year Ended
December 31,
2018
(in thousands)
Revenues	$893
Cost of revenues	(534)
Operating and other expenses	(674)
Gain on disposal of discontinued operations	1,251
Income from discontinued operations before income taxes	$936
Income tax benefit	(441)
Income from discontinued operations	1,377

During the year ended December 31, 2019, the Company received a release of an escrow amount of $1.0 million related to the Denville Transaction, which is included in the investing cash flows from disposition in the Company’s consolidated statements of cash flows for the year ended December 31, 2019. Total operating cash flows for Denville in the Company’s consolidated statements of cash flows for the year ended December 31, 2018, were immaterial.

6.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(in thousands)
Carrying amount at beginning of year	$57,304	$36,336
Goodwill arising from business combination	-	21,865
Effect of change in currency translation	77	(897)
Carrying amount at end of year	$57,381	$57,304

Intangible assets

		December 31,
		2019			2018
		(in thousands)
Amortizable intangible assets:	Weighted Average Life* (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Distribution agreements/customer relationships	9.8	$17,891	$(6,340)	$11,551	$22,657	$(9,509)	$13,148
Existing technology	6.1	41,222	(19,698)	21,524	41,268	(16,215)	25,053
Trade names	6.8	7,692	(3,497)	4,195	7,828	(2,861)	4,967
In-process R&D	-	-	-	-	1,387	(30)	1,357
Patents	-	218	(218)	-	211	(204)	7
Total amortizable intangible assets		$67,023	$(29,753)	$37,270	$73,351	$(28,819)	$44,532
Indefinite-lived intangible assets:				1,135			1,232
Total intangible assets				$38,405			$45,764

* Weighted average life as of December 31, 2019.

Intangible asset amortization expense from continuing operations was $5.7 million and $5.4 million for the years ended December 31, 2019 and 2018, respectively. Amortization expense of existing amortizable intangible assets is currently estimated to be $5.5 million for the year ending December 31, 2020, $5.5 million for the year ending December 31, 2021, $5.5 million for the year ending December 31, 2022, $5.3 million for the year ending December 31, 2023, and $5.3 million for the year ending December 31, 2024.

During the year ended December 31, 2019, the Company recorded (i) an impairment charge of $0.9 million related to certain of its in-process research and development intangible assets and reclassified $0.4 million as completed technology; (ii) an impairment charge of $0.5 million related to customer relationships, existing technology, and trade names intangible assets as a result of the decision to discontinue one of the Company’s product lines and cease operations in its facility in North Carolina, and (iii) an impairment charge of $0.1 million and retired $5.3 million of fully amortized intangible assets related to customer relationships, existing technology, and trade names intangible assets as a result of the Company’s periodic evaluation of its intangible assets.

There were no impairment charges recognized during the year ended December 31, 2018.

7.	Inventories

As of December 31, 2019, and December 31, 2018, inventories consist of the following:

	December 31,
	2019	2018
	(in thousands)
Finished goods	$5,561	$6,936
Work in process	3,153	3,667
Raw materials	13,347	14,484
Total	$22,061	$25,087

8.	Property, Plant and Equipment

As of December 31, 2019 and December 31, 2018, property, plant and equipment consist of the following:

	December 31,
	2019	2018
	(in thousands)
Machinery and equipment	$7,198	$9,678
Computer equipment and software	8,954	9,685
Leasehold improvements	2,151	2,468
Furniture and fixtures	1,321	1,390
Automobiles	92	115
	19,716	23,336
Less: accumulated depreciation	(14,940)	(17,438)
Property, plant and equipment, net	$4,776	$5,898

During the year ended December 31, 2019, the Company removed approximately $4.8 million of fully depreciated and disposed of property and equipment from its fixed asset records.

9.	Restructuring and Other Exit Costs

During 2019, the Board of Directors of the Company approved a restructuring program designed to improve gross margins and operating margins while reinvesting in resources required to deliver sustained, profitable organic growth. The restructuring program will entail consolidating and downsizing several sites and includes headcount reductions in Europe and North America to improve operational efficiency and reduce costs.

The restructuring program is expected to be completed by the end of 2020, with the majority of activities completed in the first half of 2020. The Company expects to incur costs associated with headcount reductions, program management and other transition costs necessary to affect the site consolidations and other business improvements including the $1.4 million restructuring costs incurred during the year ended December 31, 2019. Substantially all of these costs are expected to result in future cash outlays.

The following table summarizes the activity for accrued restructuring liability for the year ended December 31, 2019:

(in thousands)	Cost of Revenues	Severance Costs	Impairment	Other	Total
Restructuring charges	$235	$530	$460	$129	$1,354
Non-cash charges	(235)	-	(460)	(10)	(705)
Cash payments	-	(166)	-	(115)	(281)
Balance at December 31, 2019	$-	$364	$-	$4	$368

Of the $1.4 million restructuring costs incurred during the year ended December 31, 2019, $0.5 million has been recorded as impairment of intangible assets in the accompanying consolidated statements of operations, $0.2 million has been included in cost of revenues, and the remaining costs of $0.7 million have been included as a component of selling, general and administrative expenses. As of December 31, 2019, the Company had a restructuring liability of $0.4 million which is payable within the next twelve months and has been included in other current liabilities in the consolidated balance sheet.

10.	Related Party Transactions

As part of the acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc. (TBSI) in 2014, the Company signed lease agreements with the former owners of these acquired companies. The principals of such former owners of MCS and TBSI became employees of the Company. Pursuant to these lease agreements, the Company made rent payments of approximately $0.3 million for each of the years ended December 31, 2019 and 2018.

11.	Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the 401(k) Plans are at the discretion of management. For the years ended December 31, 2019 and 2018, the Company contributed approximately $0.4 million and $0.5 million, respectively, to the 401(k) Plans.

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

The components of the Company’s net period benefit cost were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Components of net periodic benefit cost:
Interest cost	484	502
Expected return on plan assets	(761)	(779)
Net amortization loss	336	222
Recognition of net gain/loss due to settlements	228	110
Net periodic benefit cost	$287	$55

The measurement date is December 31 for these plans. The funded status of the Company’s defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
	(in thousands)
Change in benefit obligation:
Balance at beginning of year	$18,701	$21,126
Service cost	-	24
Interest cost	484	502
Actuarial (gain) loss	1,513	(1,056)
Settlements due to transfers paid	(871)	(267)
Benefits paid	(447)	(521)
Currency translation adjustment	647	(1,107)
Balance at end of year	$20,027	$18,701

	December 31,
	2019	2018
	(in thousands)
Change in fair value of plan assets:
Balance at beginning of year	$17,819	$19,972
Actual return on plan assets	3,172	(1,058)
Employer contributions	831	741
Settlement due to transfers paid	(931)	(263)
Benefits paid	(447)	(521)
Currency translation adjustment	670	(1,052)
Balance at end of year	$21,114	$17,819

	December 31,
	2019	2018
	(in thousands)
Benefit obligation:
Funded status	$1,087	$(882)
Unrecognized net loss	N/A	N/A
Net asset (liability) recognized	$1,087	$(882)

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2019	2018
	(in thousands)
Other long term assets (liabilities)	$1,087	$(882)
Deferred income tax assets	-	150
Net amount recognized	$1,087	$(732)

The amounts recognized in accumulated other comprehensive loss, net of tax consist of:

	December 31,
	2019	2018
	(in thousands)
Funded status of pension plans	$1,087	$(732)
Net amount recognized	$1,087	$(732)

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Year Ended December 31,
	2019	2018

Discount rate	2.02%	2.65%
Expected return on assets	3.84%	4.68%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of the Company’s defined benefit pension plan obligations. The Company uses the iBoxx AA 15yr+ index, which matches the average duration of its pension plan liability of approximately 15 years.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2019, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately 15 years, of active plan participants.

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2019 and 2018 measurement dates were as follows:

	December 31,
	2019		2018
	(in thousands)
Asset category:
Equity securities	$11,534	55%	$9,134	51%
Debt securities	3,919	19%	3,274	18%
Liability driven investment funds	3,615	17%	4,341	24%
Cash and cash equivalents	1,514	7%	618	4%
Other	532	3%	452	3%
Total	$21,114	100%	$17,819	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
	(in thousands)
Quoted Prices in Active Markets for Identical Assets (Level 1)	$1,514	$618
Significant Other Observable Inputs (Level 2)	19,600	17,201
Significant Other Unobservable Inputs (Level 3)	-	-
Total	$21,114	$17,819

Level 1 assets consist of cash and cash equivalents held in the pension plans at December 31, 2019. The Level 2 assets primarily consist of investments in private investment funds that are valued using the net asset values provided by the trust or fund, including an insurance contract. Although these funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices.

The Company expects to contribute at least $0.9 million to its pension plans during 2020. The benefits expected to be paid from the pension plans are $0.5 million in 2020, $0.5 million in 2021, $0.6 million in 2022, $0.7 million in 2023 and $0.8 million in 2024. The expected benefits to be paid in the five years from 2025—2029 are $4.2 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2019.

12.	Leases

The Company has noncancelable operating leases for office, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2024. As discussed in Footnote 1, the Company adopted ASC 842 as of January 1, 2019, using a current period adjustment method. In accordance with this method, the Company recognized a right of use asset of $9.4 million and an operating lease liability of $11.7 million as of January 1, 2019. As a result of using the current period adjustment method, the lease expense for the year ended December 31, 2019 and 2018 was recognized under ASC 842, and ASC 840, the previous standard, respectively.

The components of lease expense for the year ended December 31, 2019 are as follows:

Year Ended
December 31, 2019
(in thousands)
Operating lease cost	$2,084
Short term lease cost	245
Sublease income	(429)
Total lease cost	$1,900

Supplemental cash flow information related to the Company’s operating leases was as follows:

Year Ended
December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$2,530

Right-of-use assets obtained in exchange for lease obligations:	$177

Supplemental balance sheet information related to the Company’s operating leases was as follows:

December 31, 2019
(in thousands)
Operating lease right-of use assets	$8,463

Current portion, operating lease liabilities	$2,424
Operating lease liabilities, long term	8,224
Total operating lease liabilities	$10,648

Weighted average remaining lease term (in years)	8.1
Weighted average discount rate	9.2%

Since most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2019, are as follows:

Operating
Leases
(in thousands)
2020	$2,426
2021	1,945
2022	1,862
2023	1,832
2024	1,587
Thereafter	5,889
Total lease payments	15,541
Less interest	(4,893)
Total operating lease liabilities	$10,648

As presented in our 2018 Form 10-K, the future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2018 were:

Operating
Leases
(in thousands)
2019	$2,250
2020	2,247
2021	1,987
2022	1,966
2023	1,990
Thereafter	7,559
Net minimum lease payments	$17,999

Total rent expense was $3.2 million and $1.8 million for the year ended December 31, 2018 and 2017, respectively.

13.	Capital Stock and Stock-Based Compensation

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2019, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (as amended, the ESPP)

In 2000, the Company approved the ESPP. Under this ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. On May 16, 2019, the stockholders of the Company approved an increase of 350,000 shares of common stock in the number of shares available for issuance under the ESPP. Following such amendment, 1,400,000 shares of common stock are authorized for issuance, of which 1,081,404 shares were issued as of December 31, 2019. There were 190,642 and 89,308 shares issued under the ESPP during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there were 318,596 shares available for issuance under the plan.

Third Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the Third A&R Plan)

On May 25, 2011, the stockholders of the company approved the Third A&R Plan, which such plan currently authorizes the grant of stock options and stock-based awards to officers, employees, non-employee directors and other key persons of the Company and its subsidiaries. The Third Amendment to the Third A&R Plan (the Amendment) was adopted by the Board of Directors on April 2, 2018. Such Amendment was approved by the stockholders at the Company’s 2018 Annual Meeting of Stockholders. Pursuant to the Amendment, the aggregate number of shares authorized for issuance under the Third A&R Plan was increased by 3,400,000 shares to 20,908,929.

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

In 2018, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2018 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2018 Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from May 24, 2018 to the earlier of (i) May 24, 2019 or (ii) upon a change of control (measured relative to the NASDAQ Biotechnology index and based on the 20-day trading average price before each such date).

In 2019, the Compensation Committee of the Board of Directors of the Company approved and granted deferred stock awards of Market Condition RSUs (the 2019 Market Condition RSUs) to certain members of the Company’s management team under the Third A&R Plan. The vesting of the 2019 Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock from the 2019 Market Condition RSUs grant date to the earlier of (i) the anniversary date of the grant or (ii) upon a change of control (measured relative to the NASDAQ Biotechnology index and based on the 20-day trading average price before each such date).

As of December 31, 2019, the target number of these restricted stock units that may be earned is 529,491 shares; the maximum amount is 150% of the target number.

Stock-Based Payment Awards

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, Market Condition RSUs and employee stock purchases related to the ESPP. The Company has elected as an accounting policy to account for forfeitures for service-based awards as they occur, with no adjustment for estimated forfeitures.

Stock option and restricted stock unit activity under the Company’s Third A&R Plan for the years ended December 31, 2018 and 2019 were as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
	Stock	Weighted	Restricted		Market
	Options	Average	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Exercise Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2017	3,780,244	$3.95	1,796,927	$2.69	164,127	$4.81
Granted	104,585	4.48	639,126	4.31	156,944	4.19
Exercised	(1,696,255)	3.50	-	-	-	-
Vested (RSUs)	-	-	(845,326)	2.88	(69,667)	4.81
Cancelled / forfeited	(231,842)	4.96	(356,965)	2.84	(134,460)	4.63
Balance at December 31, 2018	1,956,732	4.25	1,233,762	3.36	116,944	4.19
Granted	943,424	3.28	1,652,720	2.31	605,005	1.98
Exercised	(3,750)	2.98	-	-	-	-
Vested (RSUs)	-	-	(813,762)	3.29	(3,778)	4.19
Cancelled / forfeited	(630,284)	3.96	(482,270)	3.42	(188,680)	4.18
Balance at December 31, 2019	2,266,122	$3.93	1,590,450	$2.27	529,491	$1.67

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

	Year Ended December 31,
	2019	2018
Basic	37,813,580	36,453,126
Dillutive effect of equity awards	-	-
Diluted	37,813,580	36,453,126

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSUs of approximately 4,386,063 and 3,307,438 shares of common stock for the years ended December 31, 2019 and 2018, respectively, as the impact of these shares would be anti-dilutive.

The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2019 (Aggregate Intrinsic Value, in thousands):

			Options Outstanding				Options Exercisable
				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of			Number	Remaining	Average	Aggregate	Shares	Remaining	Average	Aggregate
Exercise			Outstanding at	Contractual Life	Exercise	Intrinsic	Exercisable at	Contractual Life	Exercise	Intrinsic
Price			Dec. 31, 2019	in Years	Price	Value	Dec. 31, 2019	in Years	Price	Value

$1.78	-	2.59	234,399	6.48	$2.14	$213	94,069	1.94	$2.57	$45
2.60	-	2.94	208,414	9.52	2.84	44	10,000	7.25	2.60	5
2.95	-	3.49	264,571	8.00	3.23	-	148,400	7.45	3.27	-
3.50	-	3.92	305,839	7.32	3.74	-	166,431	5.76	3.70	-
3.93	-	4.08	65,849	1.42	4.04	-	65,849	1.42	4.04	-
4.09	-	4.17	355,625	4.41	4.12	-	355,625	4.41	4.12	-
4.18	-	4.38	370,000	3.93	4.30	-	370,000	3.93	4.30	-
4.39	-	5.39	141,550	5.56	4.99	-	126,550	5.22	5.04	-
5.40	-	5.54	174,875	5.18	5.51	-	174,875	5.18	5.51	-
5.55	-	5.75	145,000	5.65	5.58	-	137,500	5.49	5.57	-
$1.78	-	5.78	2,266,122	5.95	$3.93	$257	1,649,299	4.70	$4.28	$50

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.05 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2019 was not material. The aggregated intrinsic value of options exercised for the year ended December 31, 2018 was approximately $2.6 million. The total number of in-the-money options that were exercisable as of December 31, 2019 was 189,069.

For the year ended December 31, 2019, the total compensation costs related to unvested awards not yet recognized is $3.7 million and the weighted average period over which it is expected to be recognized is approximately 2 years.

Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the employee stock purchase plan for the years ended December 31, 2019 and 2018 was allocated as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cost of product revenues	$43	$64
Sales and marketing	119	431
General and administrative	2,710	2,232
Research and development	162	167
Discontinued operations	-	150
Total stock-based compensation	$3,034	$3,044

The Company did not capitalize any stock-based compensation.

The weighted-average estimated fair value per share of stock options granted during 2019 and 2018 was $1.40 and $1.83, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2019	2018
Volatility	48.11%	43.28%
Risk-free interest rate	2.12%	2.84%
Expected holding period (in years)	4.7	4.8
Dividend Yield	-%	-%

The weighted average fair value of the 2019 Market Condition RSUs during the year ended December 31, 2019 was $1.98. The weighted average fair value of the 2018 Market Condition RSUs granted during the year ended December 31, 2018 was $4.19. The following assumptions were used to estimate the fair value, using a Monte-Carlo valuation simulation, of the Market Condition RSUs granted during the year ended December 31, 2018:

	2019	2018

Volatility	58.96%	44.02%
Risk-free interest rate	1.99%	2.27%
Correlation coefficient	23.59%	0.07%
Dividend yield	-%	-%

The Company used historical volatility to calculate the expected volatility as of December 31, 2019. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options. The expected holding period of stock options represents the period of time options are expected to be outstanding and were based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years.

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

The Financing Agreement provided for senior secured credit facilities (the Senior Secured Credit Facilities) comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. The proceeds of the term loan and $4.8 million of advances under the revolving line of credit were used to fund a portion of the DSI acquisition, and to pay fees and expenses related thereto and the closing of the Senior Secured Credit Facilities. In addition, the revolving facility is available for use by the Company and its subsidiaries for general corporate and working capital needs, and other purposes to the extent permitted by the Financing Agreement. The Senior Secured Credit Facilities matures in 2023.

Commencing on March 31, 2018, the outstanding term loans began to amortize in equal quarterly installments equal to $0.4 million per quarter on such date and during each of the next three quarters thereafter, $0.6 million per quarter during the next four quarters thereafter and $0.8 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ten days of the Company’s delivery of its audited annual financial statements each year, the term loans are permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. During the year ended December 31, 2019, the Company made an excess cash flow payment of $4.0 million and a payment of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction discussed in Note 5 as required by the Financing Agreement.

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

The Financing Agreement contains customary representations and warranties and affirmative covenants applicable to the Company and its subsidiaries and also contains certain restrictive covenants, including, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of organizational documents, material contracts, affiliated practice agreements and certain debt agreements. The Financing Agreement contains customary events of default and is subject to covenant and working capital borrowing restrictions. The Company had available borrowing capacity under the revolving line of credit of $8.7 million as of December 31, 2019.

As of December 31, 2019, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its borrowings was 8.48%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of December 31, 2019, and December 31, 2018, the Company’s borrowings were comprised of:

	December 31,
	2019	2018
	(in thousands)
Long-term debt:
Term loan	$54,997	62,400
Revolving line	-	-
Total unamortized deferred financing costs	(1,180)	(1,605)
Total debt	53,817	60,795
Less: current installments	(3,200)	(2,400)
Less: excess cash flow sweep	(4,093)	(3,983)
Current unamortized deferred financing costs	393	401
Long-term debt	$46,917	$54,813

The aggregate amounts of debt maturing during the next five years are as follows:

(in thousands)

2020	$7,293
2021	3,200
2022	3,200
2023	41,304
Total	$54,997

15.	Derivatives

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding and forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

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

The following table presents the notional amount and fair value of the Company’s derivative instruments as of December 31, 2019 and December 31, 2018.

		December 31, 2019
		Notional Amount	Fair Value (a)
Derivatives instruments	Balance sheet classification	(in thousands)
Interest rate swaps	Other long term liabilities	$28,821	$(603)

		December 31, 2018
		Notional Amount	Fair Value (a)
Derivatives instruments	Balance sheet classification	(in thousands)
Interest rate swaps	Other long term liabilities	$34,090	$(170)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the years ended December 31, 2019 and 2018:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Year Ended December 31,
	2019	2018
	(in thousands)
Interest rate swaps	$(572)	$(343)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2019 and 2018:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)
	Year Ended December 31,		Location of amount reclassified
	2019	2018	into income (effective portion)
	(in thousands)
Interest rate swaps	$139	$136	Interest expense

As of December 31, 2019, $0.3 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(603)	$-	$(603)

	Fair Value as of December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(170)	$-	$(170)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

17.	Other current liabilities

Other current liabilities consist of:

	December 31,
	2019	2018
	(in thousands)
Compensation and payroll	$2,554	$2,899
Professional fees	395	536
Warranty costs	252	391
Local taxes, including VAT	345	423
Customer related costs	963	1,242
Interest	425	480
Other	1,157	1,379
Total	$6,091	$7,350

18.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue originating from the following geographic areas for the years ended December 31, 2019 and 2018 consist of:

	Year Ended December 31, 2019
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$78,196	$10,607	$13,359	$8,058	$110,220
Service, maintenance and warranty contracts	4,742	819	313	82	5,956
Total revenues	$82,938	$11,426	$13,672	$8,140	$116,176

	Year Ended December 31, 2018
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$79,614	$13,690	$13,193	$8,571	$115,068
Service, maintenance and warranty contracts	4,438	832	366	70	5,706
Total revenues	$84,052	$14,522	$13,559	$8,641	$120,774

Deferred revenue

The Company had approximately $3.9 million and $3.8 million in deferred revenue from service contracts and advance payments as of December 31, 2019 and 2018, respectively. Changes in deferred revenue from service contracts and advance payments from customers during the period were as follows:

	Year Ended December 31, 2019
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance, beginning of period	$1,659	$2,161	$3,820
Deferral of revenue	2,152	1,095	3,247
Recognition of deferred revenue	(2,233)	(894)	(3,127)
Effect of foreign currency translation	9	-	9
Balance, end of period	$1,587	$2,362	$3,949

	Year Ended December 31, 2018
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance, beginning of period	$505	$-	$505
Addition due to business combination	848	2,128	2,976
Deferral of revenue	4,305	1,210	5,515
Recognition of deferred revenue	(3,984)	(1,177)	(5,161)
Effect of foreign currency translation	(15)	-	(15)
Balance, end of period	$1,659	$2,161	$3,820

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$332	$193
Addition due to business combination	-	103
Bad debt expense	288	25
Charge-offs and other recoveries	(293)	12
Effect of foreign currency translation	(2)	(1)
Balance, end of period	$325	$332

Concentrations

No customer accounted for more than 10% of the revenues for the years ended December 31, 2019, and 2018. At December 31, 2019 and 2018, no customer accounted for more than 10% of net accounts receivable.

19.	Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning		(Charges)\	Ending
	Balance	Additions	Credits	Balance
	(in thousands)
Year ended December 31, 2018	$246	182	(37)	$391
Year ended December 31, 2019	$391	10	(149)	$252

20.	Income Tax

Income tax from continuing operations was a benefit of approximately $0.8 million and $3.7 million for the years ended December 31, 2019 and 2018, respectively. The effective tax rate on continuing operations was 14.8% for the year ended December 31, 2019 compared with 46.1% for the same period in 2018. The difference between the Company’s effective tax rate year over year was primarily attributable to changes in the mix of pre-tax income and losses at individual subsidiaries as well as the impact of stock compensation deductions and windfalls in 2018.

For the year ended December 31, 2019, there was no income tax expense or benefit recorded for discontinued operations. For the year ended December 31, 2018, income tax benefit for discontinued operations was $0.4 million.

Income tax expense attributable to income from continued operations for years ended December 31, 2019 and 2018 consisted of:

	Year Ended December 31,
	2019	2018
	(in thousands)
Current income tax (benefit) expense:
Federal and state	$(707)	$(191)
Foreign	290	279
	(417)	88
Deferred income tax (benefit) expense:
Federal and state	(281)	(3,552)
Foreign	(117)	(212)
	(398)	(3,764)
Total income tax benefit from continuing operations	$(815)	$(3,676)

The total benefit from income taxes included in the statement of operations is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Continuing operations	$(815)	$(3,676)
Discontinued operations	-	(441)
Total income tax benefit	$(815)	$(4,117)

Income tax benefit for the years ended December 31, 2019 and 2018 differed from the amount computed by applying the U.S. federal income tax rate of 21% to pre-tax continuing operations income as a result of the following:

	Year Ended December 31,
	2019	2018
	(in thousands)
Computed "expected" income tax benefit	$(1,161)	$(1,674)
Increase (decrease) in income taxes resulting from:
Permanent differences, net	241	(117)
Foreign tax rate differential	42	(11)
State income taxes, net of federal income tax benefit	(74)	(121)
Non-deductible stock compensation expense	205	(329)
Acquisition costs	3	438
Tax credits	220	(242)
Change in reserve for uncertain tax position	(111)	203
Impact of change to prior year tax accruals	314	100
Change in valuation allowance allocated to income tax benefit	(578)	(1,850)
Other	84	(73)
Total income tax benefit	$(815)	$(3,676)

The Company’s policy is to account for Global Intangible Low-Taxed income (GILTI) as a period cost.

Income tax (benefit) expense is based on the following pre-tax income from continuing operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Domestic	$(5,616)	$(9,034)
Foreign	114	1,059
Total	$(5,502)	$(7,975)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows :

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets:
Inventory	$1,079	$1,147
Operating loss and credit carryforwards	18,802	20,095
Accrued expenses	654	1,037
Deferred interest expense	1,475	655
Stock compensation	1,011	999
Lease liability	2,081	-
Other assets	223	339
Total gross deferred assets	25,325	24,272
Less: valuation allowance	(13,745)	(13,899)
Deferred tax assets	$11,580	$10,373

Deferred income tax liabilities:
Indefinite-lived intangible assets	$2,048	$1,975
Definite-lived intangible assets	9,168	10,221
Right-of-use asset	1,580	-
Other liabilities	507	267
Total deferred tax liabilities	13,303	12,463
Deferred income tax liability, net	$(1,723)	$(2,090)

Certain prior year amounts in the above table have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the Company’s consolidated financial statements.

Deferred income tax assets and liabilities by classification on the consolidated balance sheets were as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets (included in other long-term assets)	$251	$211
Deferred income tax liabilities	(1,974)	(2,301)
Deferred income tax liability, net	$(1,723)	$(2,090)

As of December 31, 2019 and 2018, the Company maintained a total valuation allowance of $13.7 million and $13.9 million, respectively, which relates to foreign, federal, and state deferred tax assets in both years. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. The net change in total valuation allowance for each of the years ended December 31, 2019 and December 31, 2018 was a decrease of $(0.2) million and an increase of $2.5 million, respectively. The movement in the valuation allowance in 2019 is primarily due to a change in estimate of the realizability of certain U.S. deferred tax assets offset by changes in UK pension asset and the expiration of U.S. state credits with full valuation allowances. The movement in the valuation allowance in 2018 is primarily due to the finalization of purchase accounting for the DSI acquisition and its impact on the valuation allowance related to certain U.S. deferred tax assets.

At December 31, 2019, the Company had U.S. federal net operating loss carryforwards of $27.2 million, a portion of which ($21.9 million) expires between 2020 and 2037; the remainder have an unlimited carryforward period. The Company’s state net operating loss carryforwards of $17.8 million expire between 2020 and 2037. The Company has net operating loss carryforwards of $5.5 million in certain foreign jurisdictions, partially offset by valuation allowances, as well as $0.3 million non-U.S. research and development credits. The Company has foreign tax credits of $0.2 million which begin to expire in 2020, as well as $8.7 million of research and development tax credit carryforwards which begin to expire in 2020. Approximately $1.0 million of the research and development tax credit carryforwards are offset by a reserve for uncertain tax positions. The Company had $0.8 million of alternative minimum tax credit carryforwards which are not subject to expiration and become refundable under the 2017 Tax Cuts and Jobs Act beginning in 2021. In addition, the Company had a total of $3.2 million of state investment tax credit carryforwards, research and development tax credit carryforwards, and EZ credit carryforwards, which begin to expire in 2020. The Internal Revenue Code (IRC) limits the amounts of net operating loss carryforwards or credits that a company may use in any one year in the event of a change in ownership under IRC Sections 382 or 383. As a result of the DSI acquisition as well as other acquisitions in prior years, certain losses and credit carryforwards are subject to these limitations. The Company has provided a full or partial valuation allowance for the portion of state NOLs and federal and state credit carryforwards the Company expects will expire before use.

As of December 31, 2019 and December 31, 2018, cash and cash equivalents held by the Company’s foreign subsidiaries was $3.5 million and $3.2 million, respectively. As of December 31, 2019, the Company maintained its indefinite reinvestment assertion, providing that all foreign cash balances above the level required for local operating expenses would be repatriated to the U.S. As a result of the 2017 Tax Cuts and Jobs Act, post-2017 dividends from qualifying Controlled Foreign Corporations are no longer taxed in the U.S. However, any dividends to the U.S., as well as dividends between foreign subsidiaries, must still be assessed for withholding tax liability as well as foreign and state income tax liability. As a result of the Company’s assertion, the Company has determined the potential income tax liability related to available cash balances at foreign subsidiaries to be immaterial in 2019 and 2018. An accrued withholding tax liability of $55 thousand and $38 thousand was recorded as of December 31, 2019 and December 31, 2018, respectively, related to amounts determined to be available for repatriation.

At December 31, 2019 and 2018 the amount of unrecognized tax benefits that would affect the Company’s effective tax rate are shown in the table below:

(in thousands)
Balance at December 31, 2017	$323
Release due to expiration of statute of limitations positions of prior years	(94)
Additions based on tax positions of prior years	242
Additions based on tax positions of acquired entities	1,389
Balance at December 31, 2018	1,860
Additions based on tax positions of prior years	68
Decreases based on tax positions of prior years	(133)
Additions based on tax position of current year	21
Settlements	(398)
Decreases based on tax positions of acquired entities	(65)
Balance at December 31, 2019	$1,353

In 2018, the Company recorded a reserve of $0.2 million related to upcoming audits. Additionally, reserves of $1.4 million were recorded to purchase accounting based on tax positions of acquired entities, including $0.8 million for credits and $0.5 million related to state income tax issues. In 2019, a foreign income tax audit was closed without payment and a reserve for $0.1 million was reversed, and the Company settled U.S. state income tax liabilities of $0.4 million. In addition, the Company reduced the reserve on tax positions of acquired entities by $0.1 million and recorded a reserve of $0.1 million related to upcoming audits.

The Company anticipates that the total unrecognized tax benefits will be reduced within the next 12 months by approximately $32 thousand due to the expected settlement of certain positions of acquired entities. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2019 and at December 31, 2018, the Company had accrued interest and penalties of $0.1 million and $0.1 million respectively. During 2019 and 2018, the Company recognized a net expense of $26 thousand and $31 thousand, respectively, for interest and penalties in its total tax provision.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in foreign jurisdictions for years before 2015. In the U.S., the Company's net operating loss and tax credit carryforward amounts remain subject to federal and state examination for tax years starting in 2000 as a result of tax losses incurred in prior years. There are currently no pending federal or state tax examinations. The Company is subject to audits by various foreign taxing jurisdictions. At December 31, 2019, the Company anticipates an income tax examination to begin in 2020 at a foreign subsidiary for which reserves have been recorded.

21.	Commitments and Contingent Liabilities

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.), our former subsidiary that was spun off in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including synthetic trachea scaffolds and bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in 2012 and 2013. The litigation is at an early stage and the Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. While the Company believes that such claim is without merit, the Company is unable to predict the ultimate outcome of this litigation.

We are involved in various other claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to any such matters because we believe that, although unfavorable outcomes in the proceedings are possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our company, the impact on our business, financial condition, results of operations and cash flows could be material.

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

Refer to footnote 18 for a summary of revenue by geographic area of origin.

The following tables summarize additional selected financial information of the Company’s continuing operations by geographic location:

Long-lived assets by geographic area consist of the following:

	December 31,
	2019	2018
	(in thousands)
United States	$35,409	$42,222
Germany	4,142	5,022
United Kingdom	320	585
Rest of the world	2,176	2,601
Total long-lived assets (a)	$42,047	$50,430

Net assets by geographic area consist of the following:

	December 31,
	2019	2018
	(in thousands)
United States	$37,726	$38,921
Germany	17,340	17,261
United Kingdom	11,254	10,473
Rest of the world	15,374	16,069
Total net assets	$81,694	$82,724

(a)	Total long-lived assets consist of property, plant and equipment, net and amortizable intangible assets, net.

23.	Quarterly Financial Information (unaudited)

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2019	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
Revenues	$28,202	$29,584	$27,418	$30,972	$116,176
Cost of revenues	12,048	13,629	12,439	13,738	51,854
Gross profit	16,154	15,955	14,979	17,234	64,322
Total operating expenses	16,273	15,727	16,344	15,601	63,945
Operating (loss) income	(119)	228	(1,365)	1,633	377
Other expense, net	(1,675)	(1,360)	(1,309)	(1,535)	(5,879)
(Loss) income before income taxes	(1,794)	(1,132)	(2,674)	98	(5,502)
Income tax expense (benefit)	576	(885)	(54)	(452)	(815)
Net (loss) income	$(2,370)	$(247)	$(2,620)	$550	$(4,687)

(Loss) earnings per share:
Basic (loss) earnings per common share	$(0.06)	$(0.01)	$(0.07)	$0.02	$(0.12)

Diluted (loss) earnings per common share	$(0.06)	$(0.01)	$(0.07)	$0.02	$(0.12)

The fourth quarter includes certain true ups in income tax due to the reassessment of valuation allowances in association with certain tax assets.

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2018	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
Revenues	$26,759	$31,522	$28,635	$33,858	$120,774
Cost of revenues	13,490	16,167	12,818	15,118	57,593
Gross profit	13,269	15,355	15,817	18,740	63,181
Total operating expenses	14,535	15,737	14,927	16,998	62,197
Operating (loss) income	(1,266)	(382)	890	1,742	984
Other expense, net	(3,979)	(1,485)	(1,798)	(1,697)	(8,959)
(Loss) income from continuing operations before income taxes	(5,245)	(1,867)	(908)	45	(7,975)
Income tax expense (benefit)	605	(369)	(652)	(3,260)	(3,676)
Net (loss) income from continuing operations	(5,850)	(1,498)	(256)	3,305	(4,299)
Income (loss) from discontinued operations, net of tax	1,786	34	-	(443)	1,377
Net (loss) income	$(4,064)	$(1,464)	$(256)	$2,862	$(2,922)

(Loss) earnings per share:
Basic (loss) earnings per common share from continuing operations	$(0.16)	$(0.04)	$(0.01)	$0.09	$(0.12)
Basic earnings (loss) per common share from discontinued operations	0.05	-	-	(0.01)	0.04
Basic (loss) earnings per common share	$(0.11)	$(0.04)	$(0.01)	$0.08	$(0.08)

Diluted (loss) earnings per common share from continuing operations	$(0.16)	$(0.04)	$(0.01)	$0.09	$(0.12)
Diluted earnings (loss) per common share from discontinued operations	0.05	-	-	(0.01)	0.04
Diluted (loss) earnings per common share	$(0.11)	$(0.04)	$(0.01)	$0.08	$(0.08)

The fourth quarter includes certain true ups in income tax due to the reassessment of valuation allowances in association with certain tax assets and in combination with deferred tax attributes of the DSI acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 16, 2020	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES GREEN James Green	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ MICHAEL A. ROSSI Michael A. Rossi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020

/s/ KATHERINE A. EADE Katherine A. Eade	Director	March 16, 2020

/s/ ALAN EDRICK Alan Edrick	Director	March 16, 2020

/s/ JOHN F. KENNEDY John F. Kennedy	Director	March 16, 2020

/s/ THOMAS W. LOEWALD Thomas W. Loewald	Director	March 16, 2020
/s/ BERTRAND LOY Bertrand Loy	Director	March 16, 2020

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description	Method of Filing
2.1§	Separation and Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto.
2.2§	Purchase Agreement, dated as of January 22, 2018, between Harvard Bioscience, Inc., Denville Scientific, Inc. and Thomas Scientific, LLC.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 26, 2018) and incorporated by reference thereto.
3(i)	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
3(ii)	Amended and Restated By-laws of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
3.1	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007).	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto.
3.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Harvard Bioscience, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed February 8, 2008) and incorporated by reference thereto.
3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock, dated as of February 27, 2018.	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A (filed March 2, 2018) and incorporated by reference thereto.
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
4.2	Description of Securities	Filed with this report

10.1 #	Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Previously disclosed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 6, 2018) and incorporated by reference thereto
10.2	Harvard Bioscience, Inc. Employee Stock Purchase Plan, as amended	Previously disclosed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 5, 2019) and incorporated by reference thereto
10.3	Form of Director Indemnification Agreement	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on October 25, 2000) and incorporated by reference thereto
10.4 +	Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto
10.5	Lease Agreement Between Seven October Hill, LLC and Harvard Bioscience, Inc. dated December 30, 2005.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto
10.6 #	Form of Incentive Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.7 #	Form of Non-Qualified Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.8 #	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.9	Amendment No. 2, dated as of May 22, 2010, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 3, 2010) and incorporated by reference thereto
10.10 #	Form of Deferred Stock Award Agreement under the Harvard Bioscience, Inc. Second Amended and Restated 2000 Stock Option And Incentive Plan, as amended	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto
10.11	Amendment No. 3, dated as of May 30, 2014, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 7, 2014) and incorporated by reference thereto
10.12 #	Form of Market Condition Deferred Stock Award Agreement under the Harvard Bioscience, Inc. Third Amended and Restated 2000 Stock Option And Incentive Plan, as amended	Filed with this report

10.13	Lease Agreement, dated as of August 15, 2008, between AX US L.P. (as assigned to it by New Brighton 14 th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2018) and incorporated by reference thereto
10.14	First Amendment to Lease Agreement, dated as of February 26, 2008, between AX US L.P. (as assigned to it by New Brighton 14 th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2018) and incorporated by reference thereto
10.15	Second Amendment to Lease Agreement, dated as of August 4, 2008, between AX US L.P. (as assigned to it by New Brighton 14 th Street LLC), Ryan Companies US, Inc. and Data Sciences International, Inc. (as assigned to it by Transoma Medical, Inc.)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2018) and incorporated by reference thereto
10.16	Financing Agreement, dated as of January 31, 2018, between Harvard Bioscience, Inc., each of the borrowers named therein, the lenders from time to time party thereto, and Cerberus Business Finance, LLC	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed February 2, 2018) and incorporated by reference thereto.
10.17	First Amendment to Financing Agreement, dated as of August 16, 2018, between Harvard Bioscience, Inc., each of the borrowers named therein, the lenders from time to time party thereto, and Cerberus Business Finance, LLC.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed November 1, 2018) and incorporated by reference thereto.
10.18	Third Amendment to Lease Agreement, entered into as of November 1, 2018, with an effective date as of October 25, 2018, between Data Sciences International, Inc. and AX US L.P.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 7, 2018) and incorporated by reference thereto.
10.19#	Employment Agreement between Harvard Bioscience, Inc. and James Green.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 8, 2019) and incorporated by reference thereto.
10.20#	Employment Agreement between Harvard Bioscience, Inc. and Michael Rossi.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 19, 2019) and incorporated by reference thereto.
10.21#	Employment Agreement between Harvard Bioscience, Inc. and Yash Singh.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 1, 2019) and incorporated by reference thereto.
10.22	Second Amendment to Financing Agreement, dated November 5, 2019, between Harvard Bioscience, Inc., each of the other borrowers named therein, the lenders party thereto, and Cerberus Business Finance, LLC.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 5, 2019) and incorporated by reference thereto

21.1	Subsidiaries of the Registrant	Filed with this report
23.1	Consent of Grant Thornton LLP	Filed with this report
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	Filed with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the Commission).
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934
#	Management contract or compensatory plan or arrangement.
§

The schedules and exhibits have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request.

The Company will furnish to stockholders a copy of any exhibit without charge upon written request.