Form 10-Q
period 2020-06-30
HARVARD BIOSCIENCE INC
filed 2020-08-10
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

As of July 31, 2020, there were 38,942,683 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,629	$8,335
Accounts receivable, net	14,710	20,704
Inventories	23,181	22,061
Other current assets	3,582	2,472
Total current assets	44,102	53,572

Property, plant and equipment, net	4,222	4,776
Operating lease right-of-use assets	8,165	8,463
Goodwill	56,958	57,381
Intangible assets, net	35,495	38,405
Other long-term assets	1,743	2,273
Total assets	$150,685	$164,870

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,807	$6,900
Current portion of operating lease liabilities	2,249	2,424
Accounts payable	6,596	5,339
Deferred revenue	3,652	3,949
Accrued income taxes	969	609
Other current liabilities	6,390	6,091
Total current liabilities	22,663	25,312

Long-term debt	40,921	46,917
Deferred tax liability	2,276	1,974
Operating lease liabilities	7,887	8,224
Other long-term liabilities	870	749
Total liabilities	74,617	83,176

Commitments and contingencies - Note 15

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 46,413,908 and 45,933,715 shares issued and 38,668,401 and 38,188,208 shares outstanding, respectively	438	438
Additional paid-in-capital	230,675	229,189
Accumulated deficit	(130,673)	(124,576)
Accumulated other comprehensive loss	(13,704)	(12,689)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	76,068	81,694
Total liabilities and stockholders' equity	$150,685	$164,870

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$23,308	$29,584	$47,079	$57,786
Cost of revenues	9,452	13,629	20,241	25,677
Gross profit	13,856	15,955	26,838	32,109

Operating expenses:
Sales and marketing expenses	4,279	5,770	9,858	12,076
General and administrative expenses	5,670	4,809	12,429	10,612
Research and development expenses	1,897	2,771	4,387	5,506
Amortization of intangible assets	1,454	1,436	2,881	2,866
Impairment charges	-	941	-	941
Total operating expenses	13,300	15,727	29,555	32,001

Operating income (loss)	556	228	(2,717)	108

Other expense:
Interest expense, net	(1,233)	(1,376)	(2,532)	(2,781)
Other (income) expense, net	(191)	16	(80)	(253)
Total other expense	(1,424)	(1,360)	(2,612)	(3,034)

Loss before income taxes	(868)	(1,132)	(5,329)	(2,926)
Income tax expense (benefit)	713	(885)	768	(309)
Net loss	$(1,581)	$(247)	$(6,097)	$(2,617)

Loss per share:
Basic loss per share	$(0.04)	$(0.01)	$(0.16)	$(0.07)

Diluted loss per share	$(0.04)	$(0.01)	$(0.16)	$(0.07)

Weighted-average common shares:
Basic	38,468	37,736	38,389	37,683

Diluted	38,468	37,736	38,389	37,683

Comprehensive income (loss):
Net loss	$(1,581)	$(247)	$(6,097)	$(2,617)
Other comprehensive income/(loss):
Foreign currency translation adjustments	619	(195)	(957)	(191)
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(11)	(298)	(227)	(494)
Amounts reclassified from accumulated other comprehensive loss to net loss	97	19	169	36
Derivatives qualifying as hedges, net of tax	86	(279)	(58)	(458)
Other comprehensive income/(loss)	705	(474)	(1,015)	(649)
Comprehensive loss	$(876)	$(721)	$(7,112)	$(3,266)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

Three Months Ended June 30, 2020

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at March 31, 2020	46,121	$438	$229,740	$(129,092)	$(14,409)	$(10,668)	$76,009
Stock option exercises	7	-	19	-	-	-	19
Stock purchase plan	64	-	167	-	-	-	167
Vesting of restricted stock units	246	-	-	-	-	-	-
Shares withheld for taxes	(24)	-	(20)	-	-	-	(20)
Stock compensation expense	-	-	769	-	-	-	769
Net loss	-	-	-	(1,581)	-	-	(1,581)
Other comprehensive income	-	-	-	-	705	-	705
Balance at June 30, 2020	46,414	$438	$230,675	$(130,673)	$(13,704)	$(10,668)	$76,068

Three Months Ended June 30, 2019

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at March 31, 2019	45,433	$436	$226,547	$(122,259)	$(13,707)	$(10,668)	$80,349
Stock option exercises	-	-	-	-	-	-	-
Stock purchase plan	94	-	89	-	-	-	89
Vesting of restricted stock units	114	-	-	-	-	-	-
Shares withheld for taxes	(1)	-	(2)	-	-	-	(2)
Stock compensation expense	-	-	615	-	-	-	615
Net loss	-	-	-	(247)	-	-	(247)
Other comprehensive loss	-	-	-	-	(474)	-	(474)
Balance at June 30, 2019	45,640	$436	$227,249	$(122,506)	$(14,181)	$(10,668)	$80,330

Six Months Ended June 30, 2020

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2019	45,934	$438	$229,189	$(124,576)	$(12,689)	$(10,668)	$81,694
Stock option exercises	7	-	19	-	-	-	19
Stock purchase plan	64	-	167	-	-	-	167
Vesting of restricted stock units	514	-	-	-	-	-	-
Shares withheld for taxes	(105)	-	(262)	-	-	-	(262)
Stock compensation expense	-	-	1,562	-	-	-	1,562
Net loss	-	-	-	(6,097)		-	(6,097)
Other comprehensive loss	-	-	-		(1,015)	-	(1,015)
Balance at June 30, 2020	46,414	$438	$230,675	$(130,673)	$(13,704)	$(10,668)	$76,068

Six Months Ended June 30, 2019

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at December 31, 2018	45,124	$436	$226,377	$(119,889)	$(13,532)	$(10,668)	$82,724
Stock option exercises	3	-	-	-	-	-	-
Stock purchase plan	94	-	89	-	-	-	89
Vesting of restricted stock units	554	-		-	-	-	-
Shares withheld for taxes	(135)	-	(423)	-	-	-	(423)
Stock compensation expense	-	-	1,206	-	-	-	1,206
Net loss	-	-	-	(2,617)	-	-	(2,617)
Other comprehensive loss	-	-	-	-	(649)	-	(649)
Balance at June 30, 2019	45,640	$436	$227,249	$(122,506)	$(14,181)	$(10,668)	$80,330

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(6,097)	$(2,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	982	972
Impairment charges	-	941
Amortization of intangible assets	2,881	2,866
Amortization of deferred financing costs	197	189
Stock-based compensation expense	1,562	1,206
Provision for allowance for doubtful accounts	4	368
Other non-cash charges	419	9
Changes in operating assets and liabilities:
Accounts receivable	5,855	2,681
Inventories	(1,374)	(209)
Other assets	(601)	150
Accounts payable	1,250	(1,382)
Accrued income taxes	343	(361)
Other current liabilities	332	(1,371)
Deferred revenue	(276)	(288)
Other long-term liabilities	(233)	(487)
Net cash provided by operating activities	5,244	2,667

Cash flows from investing activities:
Additions to property, plant and equipment	(524)	(423)
Disposition	-	1,020
Other	-	(9)
Net cash (used in) provided by investing activities	(524)	588

Cash flows from financing activities:
Proceeds from issuance of debt	6,115	2,300
Repayments of debt	(16,411)	(8,503)
Taxes paid for net share settlement of equity awards	(75)	(334)
Net cash used in financing activities	(10,371)	(6,537)

Effect of exchange rate changes on cash	(55)	43
Decrease in cash and cash equivalents	(5,706)	(3,239)
Cash and cash equivalents at beginning of period	8,335	8,173
Cash and cash equivalents at end of period	$2,629	$4,934

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,549	$2,861
Cash paid for income taxes	$98	$299

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Risks and Uncertainties, and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2020, results of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019, as applicable, have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As a result of these market and economic conditions, in accordance with the guidelines set forth in ASC 350 and ASC 360, the Company performed an analysis for potential interim impairment indicators of its intangible and other long-lived assets. As of June 30, 2020, the Company concluded there were no impairments of goodwill, other indefinite-lived intangibles, or long-lived assets that resulted from triggering events due to the COVID-19 pandemic.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2020.

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

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2020 are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total

Balance at December 31, 2019	$(13,173)	$(603)	$1,087	$(12,689)

Other comprehensive (loss) income before reclassifications	(957)	(227)	-	(1,184)
Amounts reclassified from AOCI into Income	-	169	-	169
Net other comprehensive (loss) income	(957)	(58)	-	(1,015)

Balance at June 30, 2020	$(14,130)	$(661)	$1,087	$(13,704)

4.	Goodwill and Intangible Assets

 Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2020 is as follows:

(in thousands)
Balance at December 31, 2019	$57,381
Effect of change in currency translation	(423)
Balance at June 30, 2020	$56,958

Intangible Assets

			June 30, 2020			December 31, 2019
			(in thousands)
Amortizable intangible assets:	Weighted Average Life*		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Distribution agreements/customer relationships	9.3	Years	$17,886	$(6,987)	$10,899	$17,891	$(6,340)	$11,551
Existing technology	5.7	Years	40,976	(21,277)	19,699	41,222	(19,698)	21,524
Trade names	5.9	Years	8,586	(3,924)	4,662	7,692	(3,497)	4,195
Patents	-	Years	205	(205)	-	218	(218)	-
Total amortizable intangible assets			$67,653	$(32,393)	$35,260	$67,023	$(29,753)	$37,270
Indefinite-lived intangible assets:					235			1,135
Total intangible assets					$35,495			$38,405

* Weighted average life as of June 30, 2020.

Effective January 1, 2020, the Company determined that $0.9 million of tradenames previously classified as indefinite-lived should be classified as amortizing due to anticipated changes in worldwide marketing programs and estimated an economic life of 4 years for this intangible asset.

Intangible asset amortization expense was $1.5 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. Intangible asset amortization expense was $2.9 million for each of the six months ended June 30, 2020 and 2019.

Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter as of June 30, 2020 is as follows:

Year Ending December 31,	Amortization Expense
2020 (remainder of year)	$2,844
2021	5,703
2022	5,672
2023	5,569
2024	5,267
Thereafter	10,205
Total	$35,260

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:

	June 30, 2020	December 31, 2019
	(in thousands)
Finished goods	$5,749	$5,561
Work in process	3,929	3,153
Raw materials	13,503	13,347
Total	$23,181	$22,061

Other Current Liabilities:

	June 30, 2020	December 31, 2019
	(in thousands)
Compensation and payroll	$2,924	$2,554
Professional fees	563	395
Warranty costs	193	252
Customer related costs	996	963
Interest	415	425
Other	1,299	1,502
Total	$6,390	$6,091

6.	Restructuring and Other Exit Costs

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify operational efficiencies, enhance commercial capabilities and align its cost base and infrastructure with customer needs and its strategic plans.  In order to realize these opportunities, the Company undertakes restructuring-type activities from time-to-time to transform its business.

The following table summarizes the activity for restructuring liabilities as of June 30, 2020, substantially all of which relates to employee severance and other employee costs:

(in thousands)	Severance Costs	Other	Total
Balance at December 31, 2019	$364	$4	$368
Restructuring charges	834	40	874
Adjustments	(45)	-	(45)
Cash payments	(569)	(36)	(605)
Balance at March 31, 2020	$584	$8	$592
Restructuring charges	562	186	748
Non-cash portion	-	(168)	(168)
Cash payments	(531)	(26)	(557)
Balance at June 30, 2020	$615	$-	$615

As of June 30, 2020, the Company had a restructuring liability of $0.6 million which is payable within the next twelve months and has been included in other current liabilities in the consolidated balance sheet.

7.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (MCS) and Triangle BioSystems, Inc.(TBSI), the Company entered into facility lease agreements with the former principal owners of these companies and both became employees of the Company. The TBSI agreement expired on September 30, 2019, and the MCS agreement expires on December 31, 2024. Pursuant to these lease agreements, the Company made rent payments of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2020, and $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

8.	Leases

The Company has noncancelable operating leases for office, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2024 and thereafter.

The components of lease expense for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Operating lease cost	$544	$515	$1,079	$1,038
Short term lease cost	43	51	85	127
Sublease income	(25)	(103)	(132)	(205)
Total lease cost	$562	$463	$1,032	$960

Supplemental cash flow information related to the Company's operating leases was as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,381	$1,367
Right of use assets obtained in exchange for lease obligations operating leases	387	-

Supplemental balance sheet information related to the Company's operating leases was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Operating lease right-of use assets	$8,165	$8,463

Current portion, operating lease liabilities	$2,249	$2,424
Operating lease liabilities, long term	7,887	8,224
Total operating lease liabilities	$10,136	$10,648

Weighted average remaining lease term (years)	7.7	8.1
Weighted average discount rate	9.2%	9.2%

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at June 30, 2020, are as follows:

Operating
Leases
(in thousands)
2021	$2,241
2022	1,988
2023	1,929
2024	1,923
2025	1,244
Thereafter	5,314
Total lease payments	14,639
Less interest	(4,503)
Total operating lease liabilities	$10,136

9.	Capital Stock and Stock-Based Compensation

Fourth Amended and Restated 2000 Stock Option and Incentive Plan

On June 11, 2020, the stockholders of the Company approved the Fourth Amended and Restated 2000 Stock Option and Incentive Plan (the Fourth A&R Plan), which plan authorizes the grant of stock options and stock-based awards to officers, employees, non-employee directors and other key persons of the Company and its subsidiaries. The Fourth A&R Plan modified the Company’s Third Amended and Restated 2000 Stock Option and Incentive Plan to, among other things, increase the aggregate number of shares authorized for issuance by 3,700,000 shares to 24,608,929 and reduce the fungible share ratio for deferred stock awards from 1.79 to 1.49. As of June 30, 2020, there were up to 3,264,267 shares available for issuance under the Fourth A&R Plan.

Stock-Based Payment Awards

Stock option and restricted stock unit activity for the six months ended June 30, 2020 were as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted			Market
	Stock	Average	Restricted		Condition
	Options	Exercise	Stock Units	Grant Date	RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2019	2,266,122	$3.93	1,590,450	$2.27	529,491	$1.67
Granted	894,154	2.61	994,513	2.73	332,622	2.98
Exercised	(7,359)	2.56	-	-	-	-
Expired	(15,819)	2.59	-	-	-	-
Vested (RSUs)	-	-	(513,779)	2.59	-	-
Cancelled / forfeited	(233,080)	3.55	(70,313)	3.24	(39,286)	3.03
Balance at June 30, 2020	2,904,018	$3.56	2,000,871	$2.38	822,827	$2.13

As of June 30, 2020, the total compensation costs related to unvested awards not yet recognized is $6.5 million and the weighted average period over which it is expected to be recognized is approximately 2.5 years.

Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of revenues	$14	$8	$24	$21
Sales and marketing expenses	62	36	113	29
General and administrative expenses	645	529	1,341	1,080
Research and development expenses	48	42	84	76
Total stock-based compensation expenses	$769	$615	$1,562	$1,206

The Company did not capitalize any stock-based compensation.

The weighted-average estimated fair value per share of stock options granted during the six months ended June 30, 2020 and six months ended June 30, 2019 was $1.21 and $0.97, respectively. The weighted average estimated fair value per share of stock options granted during the six months ended June 30, 2020 and June 30, 2019 was $1.21 and $1.56, respectively.

The following assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2020:

Volatility	58.5%
Risk-free interest rate	0.3%
Expected holding period (in years)	4.4	years
Dividend Yield	-%

The weighted average fair value of the 2020 Market Condition RSUs that were granted during the six months ended June 30, 2020 was $2.98. The weighted average fair value of the 2019 Market Condition RSUs that were granted during the six months ended June 30, 2019 was $4.16.

The following assumptions were used to estimate the fair value, using a Monte-Carlo valuation simulation, of the Market Condition RSUs granted during the six months ended June 30, 2020:

Volatility	80.6%
Risk-free interest rate	0.2%
Correlation coefficient	0.3
Dividend yield	-%

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the number of weighted average common shares outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options, restricted stock units and Market Condition RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic	38,467,686	37,735,717	38,389,358	37,682,539
Dilutive effect of equity awards	-	-	-	-
Diluted	38,467,686	37,735,717	38,389,358	37,682,539

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options, restricted stock units and Market Condition RSUs of approximately 5,727,716 and 3,300,586 as of June 30, 2020 and 2019, respectively, as the impact of these shares would be anti-dilutive.

10.	Long Term Debt

As of June 30, 2020, and December 31, 2019, the Company’s borrowings were comprised of:

	June 30,	December 31,
	2020	2019
	(in thousands)
Long-term debt:
Term loan	$44,711	54,997
Revolving line	-	-
Less: unamortized deferred financing costs	(983)	(1,180)
Total debt	43,728	53,817
Less: current installments	(3,200)	(3,200)
Less: excess cash flow sweep	-	(4,093)
Current unamortized deferred financing costs	393	393
Long-term debt	$40,921	$46,917

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

The Financing Agreement provided for senior secured credit facilities comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit subject to available borrowing base. The revolving facility is available for use by the Company and its subsidiaries for general corporate and working capital needs, and other purposes to the extent permitted by the Financing Agreement. Borrowings available under the revolving line of credit are limited to a borrowing base derived from the Company’s eligible accounts receivable and inventory, as defined in the Financing Agreement. As of June 30, 2020, borrowings available under the revolving facility were $7.5 million.

The Financing Agreement contains certain restrictive covenants, including a requirement to maintain a maximum leverage ratio among other financial and non-financial covenants, as defined in the Financing Agreement. The Company is compliant with all covenants under the Financing Agreement as of June 30, 2020. The maximum permitted leverage is the ratio of total debt to consolidated EBITDA, as defined in the Financing Agreement.  The maximum permitted leverage ratio is 3.25 as of June 30, 2020 and for all quarters thereafter until the maturity of the Financing Agreement in 2023. Due to the negative impact of the COVID-19 pandemic on the Company’s revenue and consolidated EBITDA, the gap between the leverage ratio and maximum permitted leverage has reduced. During the three months ended June 30, 2020, the Company made an additional principal payment of $4.7 million on its term loan.

Based on the Company’s current operating plans, including actions taken to mitigate the negative impact of the COVID-19 pandemic on the Company’s business and financial condition, it expects that available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any costs associated with restructuring activities and capital expenditures. This assessment includes consideration of the Company’s best estimates of the impact of the COVID-19 pandemic on its financial results. If the negative impact of the COVID-19 pandemic is more significant than anticipated it may impact the Company’s ability to comply with financial covenants in the future, which would  require the Company to seek an amendment or waivers from its lenders, limit access to or require accelerated repayment of the existing credit facilities, or require the Company to pursue alternative financing. There are no assurances that any such alternative financing, if required, could be obtained at terms acceptable to the Company, or at all.

As of June 30, 2020, the weighted effective interest rate, net of the impact of the Company’s interest rate swap, on its borrowings was 8.9%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

On April 18, 2020, the Company entered into a promissory note with PNC Bank, National Association, which provided for a loan in the amount of $6.1 million (the PPP Loan) pursuant to the Paycheck Protection Program (the PPP) of the CARES Act administered by the U.S. Small Business Administration (the SBA). On April 23, 2020, the SBA, in consultation with the U.S. Department of the Treasury issued guidance regarding consideration of alternate available sources of liquidity and its impact on qualification for PPP loans. The Company reassessed its business plans and liquidity available under its existing credit facility and elected to repay all PPP funds. The PPP Loan was repaid in full on May 4, 2020.

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

As disclosed in Note 10, on January 31, 2018, the Company entered into a Financing Agreement comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. Shortly after entering into this Financing Agreement, the Company entered into an interest rate swap contract with PNC Bank with a notional amount of $36.0 million and a termination date of January 1, 2023 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s term loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of June 30, 2020 and December 31, 2019.

		June 30, 2020
		Notional Amount	Fair Value (a)
Derivatives instruments	Balance sheet classification	(in thousands)
Interest rate swaps	Other long-term liabilities	$25,683	$(661)

		December 31, 2019
		Notional Amount	Fair Value (a)
Derivatives instruments	Balance sheet classification	(in thousands)
Interest rate swaps	Other long-term liabilities	$28,821	$(603)

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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and six months ended June 30, 2020 and 2019:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest rate swaps	$(11)	$(298)	$(227)	$(494)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Location of amount reclassified from AOCI
	2020	2019	2020	2019	into income (effective portion)
	(in thousands)
Interest rate swaps	$97	$19	$169	$36	Interest expense

As of June 30, 2020, $0.3 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt.

12.	Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable and short-term debt approximate their fair values because of the short maturities of those instruments. The fair value of the Company’s long-term debt approximates is carrying value and is based on the amount of future cash flows associated with the debt discounted using current borrowing rates for similar debt instruments of comparable maturity.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(661)	$-	$(661)

	Fair Value as of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(603)	$-	$(603)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

13.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue originating from the following geographic areas for the three and six months ended June 30, 2020 and 2019 consist of:

	Three Months Ended June 30, 2020
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$16,490	$1,992	$2,382	$1,205	$22,069
Service, maintenance and warranty contracts	970	211	34	24	1,239
Total revenues	$17,460	$2,203	$2,416	$1,229	$23,308

	Three Months Ended June 30, 2019
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$20,920	$2,399	$3,271	$1,753	$28,343
Service, maintenance and warranty contracts	910	236	79	16	1,241
Total revenues	$21,830	$2,635	$3,350	$1,769	$29,584

	Six Months Ended June 30, 2020
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$32,446	$4,499	$4,955	$3,106	$45,006
Service, maintenance and warranty contracts	1,545	415	73	40	2,073
Total revenues	$33,991	$4,914	$5,028	$3,146	$47,079

	Six Months Ended June 30, 2019
	(in thousands)
	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$39,591	$5,528	$6,184	$3,798	$55,101
Service, maintenance and warranty contracts	2,053	426	176	30	2,685
Total revenues	$41,644	$5,954	$6,360	$3,828	$57,786

Deferred revenue

The Company had deferred revenue from service contracts and advance payments from customers of approximately $3.7 million and $3.5 million as of June 30, 2020 and 2019, respectively. Changes in deferred revenue from service contracts and advance payments from customers were as follows:

	Three Months Ended June 30, 2020
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at March 31, 2020	$1,410	$2,263	$3,673
Deferral of revenue	522	121	643
Recognition of deferred revenue	(489)	(145)	(634)
Effect of foreign currency translation	(30)	-	(30)
Balance at June 30, 2020	$1,413	$2,239	$3,652

	Three Months Ended June 30, 2019
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at March 31, 2019	$1,666	$2,049	$3,715
Deferral of revenue	281	140	421
Recognition of deferred revenue	(344)	(250)	(594)
Effect of foreign currency translation	(10)	-	(10)
Balance at June 30, 2019	$1,593	$1,939	$3,532

	Six Months Ended June 30, 2020
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at December 31, 2019	$1,587	$2,362	$3,949
Deferral of revenue	830	344	1,174
Recognition of deferred revenue	(988)	(467)	(1,455)
Effect of foreign currency translation	(16)	-	(16)
Balance at June 30, 2020	$1,413	$2,239	$3,652

	Six Months Ended June 30, 2019
	(in thousands)
	Service Contracts	Customer Advances	Total
Balance at December 31, 2018	$1,659	$2,161	$3,820
Deferral of revenue	1,126	251	1,377
Recognition of deferred revenue	(1,192)	(473)	(1,665)
Effect of foreign currency translation	-	-	-
Balance at June 30, 2019	$1,593	$1,939	$3,532

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts receivable. A rollforward of allowance for doubtful accounts is as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Balance, beginning of period	$325	$332
Bad debt expense	4	368
Charge-offs and other recoveries	(40)	(329)
Effect of foreign currency translation	1	(1)
Balance, end of period	$290	$370

Concentrations

No customer accounted for more than 10% of the revenues for the three and six months ended June 30, 2020, and 2019, respectively. At June 30, 2020, and December 31, 2019, no customer accounted for more than 10% of net accounts receivable.

14.	Income Tax

Income tax expense was approximately $0.7 million for the three months ended June 30, 2020 and income tax benefit was $(0.9) million for the three months June 30, 2019. The effective tax rate was (82.1)% for the three months ended June 30, 2020 compared with 78.2% for the same period in 2019.

Income tax expense was approximately $0.8 million for the six months ended June 30, 2020 and income tax benefit was $(0.3) million for the six months ended June 30, 2019. The effective tax rate was (14.4)% for the six months ended June 30, 2020 compare with 10.6% for the same period in 2019.

The difference between the Company’s effective tax rates in 2020 and 2019 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of 2020 forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, changes to uncertain tax positions, and the impact of the inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules. The effective tax rate in 2020 was also impacted by increases to valuation allowances and changes made by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) to the limitation on interest expense deductions, including a retroactive change to the calendar year 2019 deduction.

15.	Commitments and Contingent Liabilities

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include the duration and severity of the COVID-19 pandemic and its impact on our business; reductions in customers’ research budgets or government funding; domestic and global economic conditions; economic, political and other risks associated with international revenues and operations; recently enacted U.S. government tax reform; currency exchange rate fluctuations; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; the seasonal nature of purchasing in Europe; our failure to expand into foreign countries and international markets; our inability to manage our growth; competition from our competitors; our substantial debt and our ability to meet the financial covenants contained in our credit facility; failure or inadequacy of the our information technology structure; impact of difficulties implementing our enterprise resource planning systems; information security incidents or cybersecurity breaches; our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; unanticipated costs relating to acquisitions and known and unknown costs arising in connection with our consolidation of business functions and our current and any future restructuring initiatives; failure of any banking institution in which we deposit our funds or its failure to provide services; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of Biostage to indemnify us for any liabilities associated with Biostage’s business; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs;  our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; global stock market volatility, currency exchange rate fluctuations and regulatory changes caused by the United Kingdom’s exit from the European Union; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Harvard Bioscience, Inc., and its subsidiaries.

 Overview

Harvard Bioscience is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and pre-clinical testing for drug development. Our customers range from renowned academic institutions and government laboratories, to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe, and China, we sell through a combination of direct and distribution channels to customers around the world.

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

As a result of market and economic conditions, in accordance with the guidelines set forth in ASC 350 and ASC 360, we performed an analysis for potential interim impairment indicators of our intangible and other long-lived assets. As of June 30, 2020, we concluded there were no impairments of goodwill, other indefinite-lived intangibles, or long-lived assets that resulted from triggering events due to COVID-19.

We currently believe revenue for the three months ending September 30, 2020 will significantly decline year over year due to the conditions noted and to begin recovering as academic research institutions reopen. In April 2020, we implemented a COVID-19 mitigation plan designed to reduce expenses. Actions taken to date include work hour and salary reductions, reductions-in-force and a realignment of our organizational structure to reduce management layers. These cost reductions are in addition to the significant restructuring actions we initiated in the fourth quarter of 2019 as discussed below. The combined impact of COVID-19 mitigation actions and previously announced restructuring actions reduced expenses by over $3.0 million during the three months ending June 30, 2020 as compared to the three months ending March 31, 2020. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Restructuring Plan

In July 2019, we announced the appointment by the Board of Directors of James Green as President and Chief Executive Officer and the appointment of Michael Rossi as Chief Financial Officer. Immediately thereafter we began a process to identify opportunities to improve profitability, increase cash flow and enhance internal capabilities to position the business for organic growth. As a result of this assessment, in September 2019 we announced a strategic action plan for 2020 and 2021. Key elements of this plan include:

●	Capitalizing on the strong existing Harvard Bioscience and Data Science franchises and products;

●	Adding new senior leadership with significant experience with turnarounds and driving growth and operational improvements within global, middle market life science manufacturing businesses;

●	Consolidation of sub-scale operations and integration of existing functions and processes to drive scale and reduce fixed costs;

●	Increasing effectiveness of sales and product management to deliver organic sales growth; and

●	Improve cash flow and reduce debt.

In December 2019, the Board of Directors approved a restructuring program (“2019 Restructuring Plan”) to support delivery of the strategic action plan.  The 2019 Restructuring Plan includes consolidation of our Connecticut manufacturing plant to our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business amounting to approximately a 10% overall reduction in headcount. The 2019 Restructuring Plan is expected to deliver annualized run-rate savings of $4.0 million to $5.0 million.  A portion of the savings generated is expected to be reinvested to drive profitable growth.

We have continued to execute the 2019 Restructuring Plan during the COVID-19 pandemic, and expanded the scope of the restructuring by realigning our organizational structure to reduce management layers and accelerated our efforts to move to a leaner organization and operation. As a result of this expanded scope, we eliminated additional headcount, which is expected to generate additional annualized cost savings of approximately $1.0 million.

As a result of the actions taken under the 2019 Restructuring Plan and incremental cost reduction actions taken to date in 2020, we expect to incur costs associated with headcount reductions, program management and other transition costs required to affect the site consolidations and other business improvements totaling $5.0 million to $6.0 million, substantially all of which is expected to result in cash outlays.   Through the six months ended June 30, 2020, approximately $3.9 million of cash payments were made related to these restructuring activities.

We believe these strategic actions will improve our profitability and position the business for improved organic revenue growth.

Selected Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three Months Ended June 30,
	2020	% of revenue	2019	% of revenue
	(dollars in thousands)
Revenues	$23,308		$29,584
Cost of revenues	9,452	40.6%	13,629	46.1%
Sales and marketing expenses	4,279	18.4%	5,770	19.5%
General and administrative expenses	5,670	24.3%	4,809	16.3%
Research and development expenses	1,897	8.1%	2,771	9.4%
Amortization of intangible assets	1,454	6.2%	1,436	4.9%
Impairment charges	-	-	941	3.2%
Interest expense	1,233	5.3%	1,376	4.7%
Income tax expense (benefit)	713	3.1%	(885)	-3.0%

Revenues

Revenues for the three months ended June 30, 2020 were $23.3 million, a decrease of approximately $6.3 million, or 21.2%, compared to revenues of $29.6 million for the three months ended June 30, 2019. The decrease in revenue was primarily due to the impact of the COVID-19 pandemic on our business, and in particular, lower sales to academic labs and other institutions that were temporarily closed or operating at reduced levels as a result of the pandemic.

Cost of revenues

Cost of revenues were $9.5 million for the three months ended June 30, 2020, a decrease of $4.1 million, or 30.6% compared with $13.6 million for the three months ended June 30, 2019. Gross margin as a percentage of revenues increased to 59.4% for the three months ended June 30, 2020 compared with 53.9% for the three months ended June 30, 2019. The increase in gross margin was primarily due to improved product mix with a higher percentage of revenue from higher end systems and software.

Sales and marketing expenses

Sales and marketing expenses decreased $1.5 million or 25.8% to $4.3 million for the three months ended June 30, 2020 compared to $5.8 million during the same period in 2019. The decrease in these expenses was primarily due to ongoing restructuring and cost reduction initiatives, as well as lower variable sales costs due to revenue reductions noted.

General and administrative expenses

General and administrative expenses were $5.7 million for the three months ended June 30, 2020, an increase of $0.9 million, or 17.9%, compared with $4.8 million for the three months ended June 30, 2019. The increase was primarily due to higher employee severance, other restructuring costs and stock-based compensation. Excluding these costs, general and administrative costs declined due to ongoing restructuring and cost reduction initiatives.

Research and development expenses

Research and development expenses were $1.9 million for the three months ended June 30, 2020, a decrease of $0.9 million, or 31.5%, compared with $2.8 million for the three months ended June 30, 2019. The decrease was primarily due to lower employee compensation and related costs due to ongoing restructuring and cost reduction initiatives.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.5 million for the three months ended June 30, 2020 and did not change materially as compared to the three months ended June 30, 2019.

Interest expense

Interest expense was $1.2 million for the three months ended June 30, 2020, a decrease of $0.2 million, or 10.4%, compared with $1.4 million for the three months ended June 30, 2019. The decrease was primarily due to reduced borrowings under our financing agreement.

Income tax expense (benefit)

Income tax expense was approximately $0.7 million for the three months ended June 30, 2020 and income tax benefit was approximately $(0.9) million for the three months ended June 30, 2019. The effective tax rate was (82.1)% for the three months ended June 30, 2020 compared with 78.2% % for the same period in 2019. The difference between our effective tax rates in 2020 and 2019 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of 2020 forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, changes to uncertain tax positions,  and the impact of the inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules. The effective tax rate in 2020 was also impacted by increases to valuation allowances and changes made by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) to the limitation on interest expense deductions, including a retroactive change to our calendar year 2019 deduction.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	Six Months Ended June 30,
	2020	% of revenue	2019	% of revenue
	(dollars in thousands)
Revenues	$47,079		$57,786
Cost of revenues	20,241	43.0%	25,677	44.4%
Sales and marketing expenses	9,858	20.9%	12,076	20.9%
General and administrative expenses	12,429	26.4%	10,612	18.4%
Research and development expenses	4,387	9.3%	5,506	9.5%
Amortization of intangible assets	2,881	6.1%	2,866	5.0%
Impairment charges	-	0.0%	941	1.6%
Interest expense	2,532	5.4%	2,781	4.8%
Income tax expense (benefit)	768	1.6%	(309)	-0.5%

Revenues

Revenues for the six months ended June 30, 2020 were $47.1 million, a decrease of approximately $10.7 million, or 18.5%, compared to revenues of $57.8 million for the six months ended June 30, 2019. The decrease in revenue was primarily due to the impact of the COVID-19 pandemic and in particular, lower sales to academic labs and other institutions that are temporarily closed as a result of the pandemic.

Cost of revenues

Cost of revenues were $20.2 million for the six months ended June 30, 2020, a decrease of $5.5 million, or 21.2% compared with $25.7 million for the six months ended June 30, 2019. Gross margin as a percentage of revenues increased to 57.0% for the six months ended June 30, 2020 compared with 55.6% for the six months ended June 30, 2019. The increase in gross margin was primarily due to improved product mix with a higher percentage of revenue from higher end systems and software.

Sales and marketing expenses

Sales and marketing expenses decreased $2.2 million or 18.4% to $9.9 million for the six months ended June 30, 2020 compared to $12.1 million during the same period in 2019. The decrease in these expenses was primarily due to ongoing restructuring and cost reduction initiatives, as well as lower variable sales costs due to revenue reductions noted.

General and administrative expenses

General and administrative expenses were $12.4 million for the six months ended June 30, 2020, an increase of $1.8 million, or 17.1%, compared with $10.6 million for the six months ended June 30, 2019. The increase was primarily due to higher employee severance, other restructuring costs and stock-based compensation. Excluding these costs, general and administrative costs declined due to ongoing restructuring and cost reduction initiatives.

Research and development expenses

Research and development expenses were $4.4 million for the six months ended June 30, 2020, a decrease of $1.1 million, or 20.3%, compared with $5.5 million for the six months ended June 30, 2019. The decrease was primarily due to lower employee compensation and related costs due to ongoing restructuring and cost reduction initiatives,

Amortization of intangible assets

Amortization of intangible asset expenses was $2.9 million for each of the six months ended June 30, 2020 and June 30, 2019.

Interest expense (benefit)

Interest expense was $2.5 million for the six months ended June 30, 2020, a decrease of $0.3 million, or 9%, compared with $2.8 million for the six months ended June 30, 2019. The decrease was primarily due to reduced borrowings under our financing agreement.

Income tax expense

Income tax expense was $0.8 million for the six months ended June 30, 2020 and income tax benefit was $(0.3) million for the six months ended June 30, 2019. The effective tax rate was (14.4)% for the six months ended June 30, 2020 compared with 10.6% for the same period in 2019. The difference between our effective tax rates in 2020 and 2019 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of 2020 forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, changes to uncertain tax positions, and the impact of the inclusion of foreign income in U.S. taxable income under the GILTI (Global Intangible Low-Taxed Income) tax rules. The effective tax rate in 2020 was also impacted by increases to valuation allowances and changes made by the CARES Act to the limitation on interest expense deductions, including a retroactive change to our calendar year 2019 deduction.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our financing agreement described below as well as capital expenditures, severance and other payments associated with ongoing restructuring and cost reduction initiatives.

On January 31, 2018, we and certain of our subsidiaries entered into a financing agreement with Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders under the agreement (the “Financing Agreement”), which comprised of a $64.0 million term loan which was used in connection with the acquisition of Data Sciences International in 2018 and a line of credit of up to $25.0 million.

As of June 30, 2020, we held cash and cash equivalents of $2.6 million, compared with $8.3 million at December 31, 2019. As of June 30, 2020, and December 31, 2019, we had $44.7 million and $55.0 million of term loan borrowings outstanding under our credit facility, respectively. Total debt, net of cash and cash equivalents was $42.1 million at June 30, 2020, compared to $46.7 million at December 31, 2019.

Cash provided by operations was $5.2 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in net cash flow from operations was primarily due to reductions in working capital as a result of lower revenue volume due to the COVID-19 pandemic, as well as improved cash management discipline.

Cash used in investing activities was $0.5 million for the six months ended June 30, 2020 consisting of capital expenditures. Our investing activities provided cash of $0.6 million for the six months ended June 30, 2019 primarily consisting of $0.6 million cash used for capital expenditures, and the receipt of $1.0 million in connection with the release of an escrow amount associated with the sale of substantially all of the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (the “Denville Transaction”).

Cash used in financing activities during the six months ended June 30, 2020 included $10.3 million of payments to reduce our term loan borrowings under our credit facility. These payments included $1.6 million in installment payments, an excess cash flow payment of $4.0 million, and an additional payment of $4.7 million.

On April 18, 2020, we entered into a promissory note with PNC Bank, National Association (which provided for a loan in the amount of $6.1 million (the PPP Loan) pursuant to the Paycheck Protection Program (the PPP) of the CARES Act administered by the U.S. Small Business Administration (the SBA). On April 23, 2020, the SBA, in consultation with the U.S. Department of the Treasury issued guidance regarding consideration of alternate available sources of liquidity and its impact on qualification for PPP loans. We reassessed our business plans and liquidity available under our existing credit facility and elected to repay all PPP funds. The PPP Loan was repaid in full on May 4, 2020.

During the six months ended June 30, 2019, we borrowed $2.3 million and repaid $8.5 million of debt.

Borrowing Arrangements

See Note 10 to the consolidated financial statements for a detailed discussion regarding our Financing Agreement and credit facilities.

As of June 30, 2020, we had borrowings of $43.7 million, net of deferred financing costs of $1.0 million and as of December 31, 2019, we had borrowings of $53.8 million, net of deferred financing costs of $1.2 million. We had available borrowing capacity under the revolving line of credit of $7.5 million as of June 30, 2020. As of June 30, 2020, the weighted effective interest rate on our borrowings, net of the impact of our interest rate swap, was 8.9%.

We are compliant with all covenants under the Financing Agreement as of June 30, 2020.

Our covenants under the Financing Agreement include a requirement to maintain a maximum leverage ratio among other financial and non-financial covenants, as defined in the Financing Agreement. The maximum permitted leverage is the ratio of total debt to consolidated EBITDA, as defined in the Financing Agreement.  The maximum permitted leverage ratio is 3.25 as of June 30, 2020 and for all quarters thereafter until the maturity of the Financing Agreement in 2023. Due to the negative impact of the COVID-19 pandemic on our revenue and consolidated EBITDA, the gap between the leverage ratio and maximum permitted leverage has reduced. During the three months ended June 30, 2020, we made an additional payment of $4.7 million.

Based on our current operating plans, including actions taken to mitigate the impact of COVID-19, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any costs associated with restructuring activities and capital expenditures for at least the next 12 months. This assessment includes consideration of our best estimates of the impact of the COVID-19 pandemic on our financial results described above. If the negative impact of the COVID-19 pandemic is more significant than anticipated it may impact our ability to comply with financial covenants in the future, which would require us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of the existing credit facilities, or require us to pursue alternative financing. There are no assurances that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all.

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

During the three months ended June 30, 2020, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues of approximately $0.1 million and a favorable effect on expenses of approximately $0.3 million. During the six months ended June 30, 2020, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues of approximately $0.3 million and a favorable effect on expenses of approximately $0.3 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended June 30, 2020, was approximately $0.7 million, compared to a loss of $(0.2) million for the three months ended June 30, 2019. The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the six months ended June 30, 2020, was approximately $(1.0) million, compared to a loss of $(0.2) million for the six months ended June 30, 2019.

In addition, currency exchange rate fluctuations included as a component of net income resulted in currency (losses) of approximately $(0.1) million during each of the three months ended June 30, 2020 and 2019, and currency gains of approximately $0.1 million during each of the six months ended June 30, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see "Recent Accounting Pronouncements" included under Note 2 to our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Most of our manufacturing and testing of products occurs in our facilities in the United States, Germany, Sweden and Spain. We sell our products globally through our distributors, direct sales force, websites and catalogs. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets. In addition, we are subject to the broad market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic.

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results.

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of June 30, 2020, we had $44.7 million outstanding under our Financing Agreement. We entered into an interest rate swap contract with PNC Bank with an initial notional amount of $36.0 million and a termination date of January 31, 2023 in order to hedge a portion of the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Financing Agreement. The notional value of the interest rate swap contract as of June 30, 2020 was $25.7 million. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%.

As of June 30, 2020, the weighted effective interest rates, net of the impact of our interest rate swaps, on our term loan under the Financing Agreement was 8.9%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement as of June 30, 2020 is quantified and summarized as follows:

If compared to the rate as of June 30, 2020	Interest expense increase
(in thousands)
Interest rates increase by 1%	$190
Interest rates increase by 2%	$381

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information included in Note 15 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this quarterly report is incorporated herein by reference.

Item 1A.	Risk Factors.

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020,which could materially affect our business, financial position, or future results of operations. The risks described in those filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. To our knowledge, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities.

 None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1 #	Harvard Bioscience Inc. Fourth Amended and Restated 2000 Stock Option and Incentive Plan
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement.

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

Date: August 10, 2020

HARVARD BIOSCIENCE, INC.

By:	/S/ JAMES GREEN
James Green
Chief Executive Officer

By:	/S/ MICHAEL A. ROSSI
Michael A. Rossi
Chief Financial Officer