Form 10-Q
period 2020-09-30
HARVARD BIOSCIENCE INC
filed 2020-11-06
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 38,975,510 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,806	$8,335
Accounts receivable, net	13,879	20,704
Inventories	22,689	22,061
Other current assets	4,146	2,472
Total current assets	43,520	53,572

Property, plant and equipment, net	4,309	4,776
Operating lease right-of-use assets	7,927	8,463
Goodwill	57,647	57,381
Intangible assets, net	34,315	38,405
Other long-term assets	1,896	2,273
Total assets	$149,614	164,870

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,807	$6,900
Current portion of operating lease liabilities	2,190	2,424
Accounts payable	5,990	5,339
Deferred revenue	3,559	3,949
Accrued income taxes	749	609
Other current liabilities	5,953	6,091
Total current liabilities	21,248	25,312

Long-term debt	40,669	46,917
Deferred tax liability	1,906	1,974
Operating lease liabilities	7,692	8,224
Other long-term liabilities	932	749
Total liabilities	72,447	83,176

Commitments and contingencies - Note 15

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 46,719,632 and 45,933,715 shares issued and 38,974,125 and 38,188,208 shares outstanding, respectively	438	438
Additional paid-in-capital	231,142	229,189
Accumulated deficit	(131,771)	(124,576)
Accumulated other comprehensive loss	(11,974)	(12,689)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	77,167	81,694
Total liabilities and stockholders' equity	$149,614	$164,870

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$24,037	$27,418	$71,116	$85,204
Cost of revenues	10,542	12,439	30,783	38,116
Gross profit	13,495	14,979	40,333	47,088

Operating expenses:
Sales and marketing expenses	4,588	5,294	14,446	17,370
General and administrative expenses	5,399	6,604	17,828	17,215
Research and development expenses	1,949	2,564	6,336	8,070
Amortization of intangible assets	1,377	1,422	4,258	4,289
Impairment charges	-	460	-	1,401
Total operating expenses	13,313	16,344	42,868	48,345

Operating income (loss)	182	(1,365)	(2,535)	(1,257)

Other expense:
Interest expense, net	(1,205)	(1,348)	(3,737)	(4,129)
Other (expense) income, net	(392)	39	(472)	(214)
Total other expense	(1,597)	(1,309)	(4,209)	(4,343)

Loss before income taxes	(1,415)	(2,674)	(6,744)	(5,600)
Income tax expense (benefit)	(317)	(54)	451	(363)
Net loss	$(1,098)	$(2,620)	$(7,195)	$(5,237)

Loss per share:
Basic and diluted loss per share	$(0.03)	$(0.07)	$(0.19)	$(0.14)

Weighted-average common shares:
Basic and diluted	38,920	38,036	38,540	37,764

Comprehensive income (loss):
Net loss	$(1,098)	$(2,620)	$(7,195)	$(5,237)
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,638	(1,495)	681	(1,686)
Derivatives qualifying as hedges, net of tax:
Gain (loss) on derivative instruments designated and qualifying as cash flow hedges	(1)	(78)	(228)	(572)
Amounts reclassified from accumulated other comprehensive loss to net loss	93	37	262	73
Derivatives qualifying as hedges, net of tax	92	(41)	34	(499)
Other comprehensive (loss) income	1,730	(1,536)	715	(2,185)
Comprehensive loss	$632	$(4,156)	$(6,480)	$(7,422)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

Three Months Ended September 30, 2020
					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at June 30, 2020	46,414	$438	$230,675	$(130,673)	$(13,704)	$(10,668)	$76,068
Stock option exercises	3	-	7	-	-	-	7
Stock purchase plan	-	-	1	-	-	-	1
Vesting of restricted stock units	467	-	-	-	-	-	-
Shares withheld for taxes	(164)	-	(620)	-	-	-	(620)
Stock compensation expense	-	-	1,079	-	-	-	1,079
Net loss	-	-	-	(1,098)	-	-	(1,098)
Other comprehensive income	-	-	-	-	1,730	-	1,730
Balance at September 30, 2020	46,720	$438	$231,142	$(131,771)	$(11,974)	$(10,668)	$77,167

Three Months Ended September 30, 2019
					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at June 30, 2019	45,640	$436	$227,249	$(122,506)	$(14,181)	$(10,668)	$80,330
Stock purchase plan	-	-	70	-	-	-	70
Vesting of restricted stock units	238	-	-	-	-	-	-
Shares withheld for taxes	(68)	-	(129)	1	-	-	(128)
Stock compensation expense	-	-	987	-	-	-	987
Net loss	-	-	-	(2,620)	-	-	(2,620)
Other comprehensive loss	-	-	-	-	(1,536)	-	(1,536)
Balance at September 30, 2019	45,810	$436	$228,177	$(125,125)	$(15,717)	$(10,668)	$77,103

Nine Months Ended September 30, 2020
					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2019	45,934	$438	$229,189	$(124,576)	$(12,689)	$(10,668)	$81,694
Stock option exercises	10	-	26	-	-	-	26
Stock purchase plan	64	-	168	-	-	-	168
Vesting of restricted stock units	981	-	-	-	-	-	-
Shares withheld for taxes	(269)	-	(882)	-	-	-	(882)
Stock compensation expense	-	-	2,641	-	-	-	2,641
Net loss	-	-	-	(7,195)		-	(7,195)
Other comprehensive income	-	-	-		715	-	715
Balance at September 30, 2020	46,720	$438	$231,142	$(131,771)	$(11,974)	$(10,668)	$77,167

Nine Months Ended September 30, 2019
					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at December 31, 2018	45,124	$436	$226,377	$(119,889)	$(13,532)	$(10,668)	$82,724
Stock option exercises	3	-	-	-	-	-	-
Stock purchase plan	94	-	159	-	-	-	159
Vesting of restricted stock units	792	-	-	-	-	-	-
Shares withheld for taxes	(203)	-	(552)	1	-	-	(551)
Stock compensation expense	-	-	2,193	-	-	-	2,193
Net loss	-	-	-	(5,237)	-	-	(5,237)
Other comprehensive loss	-	-	-	-	(2,185)	-	(2,185)
Balance at September 30, 2019	45,810	$436	$228,177	$(125,125)	$(15,717)	$(10,668)	$77,103

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	2020	2019
Cash flows from operating activities:
Net loss	$(7,195)	$(5,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,453	1,497
Impairment charges	-	1,401
Amortization of intangible assets	4,258	4,289
Amortization of deferred financing costs	295	287
Stock-based compensation expense	2,641	2,193
Provision for allowance for doubtful accounts	24	394
Other	5	41
Changes in operating assets and liabilities:
Accounts receivable	6,805	3,805
Inventories	(511)	635
Other assets	(878)	(147)
Accounts payable	665	(2,059)
Accrued income taxes	102	(591)
Other current liabilities	(181)	180
Deferred revenue	(380)	(255)
Other long-term liabilities	(262)	(608)
Net cash provided by operating activities	6,841	5,825

Cash flows from investing activities:
Additions to property, plant and equipment	(1,088)	(778)
Disposition of business	-	1,020
Other	-	(15)
Net cash (used in) provided by investing activities	(1,088)	227

Cash flows from financing activities:
Proceeds from borrowings	9,615	4,300
Repayments of debt	(20,251)	(11,103)
Taxes paid for net share settlement of equity awards	(688)	(392)
Net cash used in financing activities	(11,324)	(7,195)

Effect of exchange rate changes on cash	42	(185)
Decrease in cash and cash equivalents	(5,529)	(1,328)
Cash and cash equivalents at beginning of period	8,335	8,173
Cash and cash equivalents at end of period	$2,806	$6,845

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,795	$4,226
Cash paid for income taxes, net of refunds	$410	$411

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Risks and Uncertainties, and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2020, results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on the Company’s operations to date and the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Since the COVID-19 outbreak in the United States, Europe and elsewhere, many customers, particularly academic research institutions, have been unable to maintain laboratory work which has negatively impacted, and will continue to, negatively impact our sales. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, the Company transitioned the majority of its workforce to work-from-home while implementing social distancing requirements and other measures in factories to allow manufacturing and other personnel essential to production to continue work within our facilities. Business travel was significantly reduced during this period. While the Company has maintained operations under these conditions, these measures represent disruptions which can impact productivity including sales and marketing activities. Accordingly, these conditions in addition to the overall impact on the global economy have negatively impacted our results of operations and cash flows.

As a result of these market and economic conditions, in accordance with the guidelines set forth in ASC 350 and ASC 360, the Company performed an analysis for potential interim impairment indicators of its intangible and other long-lived assets. As of September 30, 2020, the Company concluded there were no impairments of goodwill, other indefinite-lived intangibles, or long-lived assets that resulted from triggering events due to the COVID-19 pandemic.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2020.

2.	Recently Issued Accounting Pronouncements

Accounting Pronouncements to be Adopted

In September 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact that adopting ASU 2016-13 and related amendments will have on its consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for public entities for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the disclosure in the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. ASU 2019-12 is effective for the Company on January 1, 2021. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s Consolidated Financial Statements.

3.	Accumulated Other Comprehensive Loss

Changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2020 are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total
Balance at December 31, 2019	$(13,173)	$(603)	$1,087	$(12,689)
Other comprehensive income (loss) before reclassifications	681	(228)	-	453
Amounts reclassified from AOCI into income	-	262	-	262
Net other comprehensive income	681	34	-	715
Balance at September 30, 2020	$(12,492)	$(569)	$1,087	$(11,974)

4.	Goodwill and Intangible Assets

 Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2020 is as follows:

(in thousands)
Carrying amount at December 31, 2019	$57,381
Effect of change in currency translation	266
Carrying amount at September 30, 2020	$57,647

 Intangible Assets

		September 30, 2020			December 31, 2019
	Weighted	(in thousands)
	Average Life*		Accumulated			Accumulated
Amortizable intangible assets:	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Distribution agreements/customer relationships	9.1	$18,130	$(7,400)	$10,730	$17,891	$(6,340)	$11,551
Existing technology	5.4	41,347	(22,524)	18,823	41,222	(19,698)	21,524
Trade names	5.7	8,668	(4,150)	4,518	7,692	(3,497)	4,195
Patents	-	213	(213)	-	218	(218)	-
Total amortizable intangible assets		$68,358	$(34,287)	$34,071	$67,023	$(29,753)	$37,270
Indefinite-lived intangible assets:				244			1,135
Total intangible assets				$34,315			$38,405

* Weighted average life as of September 30, 2020.

Effective January 1, 2020, the Company determined that $0.9 million of tradenames previously classified as indefinite-lived should be classified as amortizing due to anticipated changes in worldwide marketing programs and estimated an economic life of 4 years for this intangible asset.

Intangible asset amortization expense was $1.4 million for each of the three months ended September 30, 2020 and 2019, respectively and was $4.3 million for each of the nine months ended September 30, 2020 and 2019, respectively.

Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter as of September 30, 2020 is as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2020 (remainder of year)	$1,676
2021	5,703
2022	5,672
2023	5,569
2024	5,267
Thereafter	10,184
Total	$34,071

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

 Inventories:

	September 30, 2020	December 31, 2019
	(in thousands)
Finished goods	$5,311	$5,561
Work in process	3,897	3,153
Raw materials	13,481	13,347
Total	$22,689	$22,061

 Other Current Liabilities:

	September 30, 2020	December 31, 2019
	(in thousands)
Compensation and payroll	$2,218	$2,554
Professional fees	594	395
Warranty costs	184	252
Customer related costs	1,038	963
Interest	376	425
Other	1,543	1,502
Total	$5,953	$6,091

6.	Restructuring and Other Exit Costs

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify operational efficiencies, enhance commercial capabilities and align its cost base and infrastructure with customer needs and its strategic plans. In order to realize these opportunities, the Company undertakes restructuring-type activities from time to time to transform its business.

The following tables summarize restructuring and other exit charges for the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenues	$-	$235	$-	$235
Severance costs	234	209	1,585	209
Impairment charges	-	460	-	460
Other	85	10	310	10
Restructuring and other exit costs	$319	$914	$1,895	$914

  The following table summarizes the changes in the restructuring liabilities for the nine months ended September 30, 2020:

(in thousands)	Severance	Other	Total
Balance at December 31, 2019	$364	$4	$368
Restructuring and other exit costs	1,585	310	1,895
Non-cash charges	-	(168)	(168)
Cash payments	(1,370)	(117)	(1,487)
Balance at September 30, 2020	$579	$29	$608

During the nine months ended September 30, 2019, the Company incurred impairment charges of $1.4 million consisting of pre-restructuring plan charges of $0.9 million to write-off certain in-process research and development intangible assets, and restructuring plan charges of $0.5 million to write-off certain intangible assets as a result of a decision to discontinue a product line and cease operations in its facility in North Carolina.

As of September 30, 2020, the Company had a restructuring liability of $0.6 million which is payable within the next twelve months and has been included in other current liabilities in the consolidated balance sheet.

7.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (“MCS”) and Triangle BioSystems, Inc. (“TBSI”), the Company entered into facility lease agreements with the former principal owners of these companies and both became employees of the Company. The TBSI agreement expired on September 30, 2019, and the MCS agreement expires on December 31, 2024. Pursuant to these lease agreements, the Company made rent payments of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

8.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2024 and thereafter.

The components of lease expense for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating lease cost	$565	$523	$1,647	$1,561
Short term lease cost	46	29	131	156
Sublease income	(26)	(104)	(158)	(309)
Total lease cost	$585	$448	$1,620	$1,408

Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Cash paid for operating lease liabilities:	$2,041	$1,815
Right of use assets obtained in exchange for lease obligations:	$401	$-

Supplemental balance sheet information related to the Company's operating leases was as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Operating lease right-of use assets	$7,927	$8,463

Current portion, operating lease liabilities	$2,190	$2,424
Operating lease liabilities, long term	7,692	8,224
Total operating lease liabilities	$9,882	$10,648

Weighted average remaining lease term (in years)	7.6	8.1
Weighted average discount rate	9.2%	9.2%

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at September 30, 2020, are as follows:

Operating
Leases

2021	$2,198
2022	1,999
2023	1,944
2024	1,897
2025	1,044
Thereafter	5,086
Total lease payments	14,168
Less interest	(4,286)
Total operating lease liabilities	$9,882

9.	Capital Stock and Stock-Based Compensation

Fourth Amended and Restated 2000 Stock Option and Incentive Plan

On June 11, 2020, the stockholders of the Company approved the Fourth Amended and Restated 2000 Stock Option and Incentive Plan (the “Fourth A&R Plan”), which plan authorizes the grant of stock options and stock-based awards to officers, employees, non-employee directors and other key persons of the Company and its subsidiaries. The Fourth A&R Plan modified the Company’s Third Amended and Restated 2000 Stock Option and Incentive Plan to, among other things, increase the aggregate number of shares authorized for issuance by 3,700,000 shares and reduce the fungible share ratio for deferred stock awards from 1.79 to 1.49. As of September 30, 2020, there were 3,288,084 shares available for issuance under the Fourth A&R Plan. Under the terms of the Fourth A&R Plan, each restricted stock unit or other deferred stock award that is granted decreases the shares available for grant by 1.49 shares and each restricted stock unit that is cancelled or forfeited increases the shares available for grant by 1.49 shares.

Stock-Based Payment Awards

Stock option and restricted stock unit activity for the nine months ended September 30, 2020 were as follows:

	Stock Options		Restricted Stock Units		Market Condition RSUs
	Stock	Weighted	Restricted		Market
	Options	Average	Stock Units	Grant Date	Condition RSUs	Grant Date
	Outstanding	Exercise Price	Outstanding	Fair Value	Outstanding	Fair Value

Balance at December 31, 2019	2,266,122	$3.93	1,590,450	$2.27	529,491	$1.67
Granted	894,154	2.61	1,001,113	2.73	332,622	2.98
Exercised	(9,994)	2.56	-	-	-	-
Vested (RSUs)	-	-	(748,096)	2.34	(233,056)	1.47
Cancelled/Forfeited	(253,419)	3.43	(89,864)	3.27	(39,286)	3.03
Market Condition RSU - Performance Factor Adjustment	-	-	-	-	233,055	1.47
Balance at September 30, 2020	2,896,863	$3.56	1,753,603	$2.46	822,826	$2.13

       As of September 30, 2020, the total compensation costs related to unvested awards not yet recognized is $5.4 million and the weighted average period over which it is expected to be recognized is approximately 2.4 years.

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenues	$19	$13	$43	$34
Sales and marketing expenses	92	39	205	68
General and administrative expenses	908	895	2,249	1,975
Research and development expenses	60	40	144	116
Total stock-based compensation expenses	$1,079	$987	$2,641	$2,193

 The Company did not capitalize any stock-based compensation.

         The weighted average estimated fair value per share of stock options granted during the nine months ended September 30, 2020 and 2019 was $1.21 The following assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2020:

Volatility	58.3%
Risk-free interest rate	0.3%
Expected holding period (in years)	4.4
Dividend Yield	-%

The weighted average estimated fair value of the Market Condition RSUs that were granted during the nine months ended September 30, 2020 was $2.98. The following assumptions were used to estimate the fair value of the Market Condition RSUs granted during the nine months ended September 30, 2020, using a Monte-Carlo valuation simulation:

Volatility	80.6%
Risk-free interest rate	0.2%
Correlation coefficient	0.3
Dividend Yield	-%

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options, restricted stock units and Market Condition RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30 ,2020	September 30, 2019	September 30 ,2020	September 30, 2019
Basic	38,920,041	38,036,261	38,539,703	37,764,489
Dilutive effect of equity awards	-	-	-	-
Diluted	38,920,041	38,036,261	38,539,703	37,764,489

The shares used in calculating the diluted earnings per share of common stock in the above table exclude options, restricted stock units and Market Condition RSUs of approximately 5,473,292 and 4,055,076 as of September 30, 2020 and 2019, respectively, as the impact of these shares would be anti-dilutive.

10.	Long Term Debt

As of September 30, 2020, and December 31, 2019, the Company’s borrowings were comprised of:

	September 30, 2020	December 31, 2019
	(in thousands)
Long-term debt:
Term loan	$43,911	$54,997
Revolver	450	-
Less: unamortized deferred financing costs	(885)	(1,180)
Total debt	43,476	53,817
Less: current installments	(3,200)	(3,200)
Less: excess cash flow sweep	-	(4,093)
Current unamortized deferred financing costs	393	393
Long-term debt	$40,669	$46,917

On January 31, 2018, the Company entered into a financing agreement by and among the Company and certain subsidiaries of the Company as borrowers (collectively, the “Borrower”), certain subsidiaries of the Company as guarantors, various lenders from time to time (the “Lenders”), and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the Lenders (the “Financing Agreement”).

The Financing Agreement provides for senior secured credit facilities comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit subject to available borrowing base. The revolving facility is available for use by the Company and its subsidiaries for general corporate and working capital needs, and other purposes to the extent permitted by the Financing Agreement. Borrowings available under the revolving line of credit are limited to a borrowing base derived from the Company’s eligible accounts receivable and inventory, as defined in the Financing Agreement. As of September 30, 2020, borrowings available under the revolving facility were $7.3 million.

The Financing Agreement contains certain restrictive covenants, including a requirement to maintain a maximum leverage ratio among other financial and non-financial covenants, as defined in the Financing Agreement. The Company was compliant with all covenants under the Financing Agreement as of September 30, 2020. The maximum permitted leverage is the ratio of total debt to consolidated EBITDA, as defined in the Financing Agreement with a maximum ratio of 3.25 as of June 30, 2020 and for all quarters thereafter until the maturity of the Financing Agreement in 2023. Due to the negative impact of the COVID-19 pandemic on the Company’s revenue and consolidated EBITDA, the gap between the leverage ratio and maximum permitted leverage has reduced. During the nine months ended September 30, 2020, the Company made an additional principal payment of $4.7 million on its term loan.

Based on the Company’s current operating plans, including actions taken to mitigate the negative impact of the COVID-19 pandemic on the Company’s business and financial condition, it expects that available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any costs associated with restructuring activities and capital expenditures. This assessment includes consideration of the Company’s best estimates of the impact of the COVID-19 pandemic on its financial results. If the negative impact of the COVID-19 pandemic is more significant than anticipated, it may impact the Company’s ability to comply with financial covenants in the future, which would require the Company to seek an amendment or waivers from its lenders, limit access to or require accelerated repayment of the existing credit facilities, or require the Company to pursue alternative financing. There are no assurances that any such alternative financing, if required, could be obtained at terms acceptable to the Company, or at all.

As of September 30, 2020, the weighted average interest rate, net of the impact of the Company’s interest rate swap, on its borrowings was 8.9%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

On April 18, 2020, the Company entered into a promissory note with PNC Bank, National Association, which provided for a loan in the amount of $6.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). On April 23, 2020, the SBA, in consultation with the U.S. Department of the Treasury issued guidance regarding consideration of alternate available sources of liquidity and its impact on qualification for PPP loans. The Company reassessed its business plans and liquidity available under its existing credit facility and elected to repay all PPP funds. The PPP Loan was repaid in full on May 4, 2020.

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

As disclosed in Note 10, on January 31, 2018, the Company entered into the Financing Agreement with the Lenders, comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. Shortly after entering into the Financing Agreement, the Company entered into an interest rate swap contract with PNC Bank with a notional amount of $36.0 million and a termination date of January 1, 2023 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s term loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of September 30, 2020 and December 31, 2019:

		September 30, 2020
		Notional Amount	Fair Value (a)
Derivatives instruments	Balance sheet classification	(in thousands)
Interest rate swaps	Other long term liabilities	$24,077	$(569)

		December 31, 2019
		Notional Amount	Fair Value (a)
Derivatives instruments	Balance sheet classification	(in thousands)
Interest rate swaps	Other long term liabilities	$28,821	$(603)

(a) See Note 12 for the fair value measurements related to these financial instruments.

All of the Company’s derivative instruments are designated as hedging instruments. The Company has structured its interest rate swap agreements to be fully effective in accordance with ASC 815 and as a result, there was no impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income (AOCI). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(in thousands)
Interest rate swaps	$(1)	$(78)	$(228)	$(572)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

Details about AOCI Components	Amount reclassified from AOCI into income (effective portion)
	Three Months Ended		Nine Months Ended		Location of amount reclassified from AOCI
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	into income (effective portion)
(in thousands)
Interest rate swaps	$93	$37	$262	$73	Interest expense

As of September 30, 2020, $0.3 million of deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ losses to earnings include the repricing of variable-rate debt.

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

Level 3—Unobservable inputs based on the Company’s own assumptions.

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(569)	$-	$(569)

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Interest rate swap agreements	$-	$(603)	$-	$(603)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

13.	Revenues

The following table represents a disaggregation of revenue from contracts with customers. Revenue originating from the following geographic areas for the three and nine months ended September 30, 2020 and 2019 consist of:

	Three Months Ended September 30, 2020
(in thousands)	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$16,128	$1,933	$2,215	$1,575	$21,851
Service, maintenance and warranty contracts	1,914	229	36	7	2,186
Total revenues	$18,042	$2,162	$2,251	$1,582	$24,037

	Three Months Ended September 30, 2019
(in thousands)	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$19,388	$2,285	$2,772	$1,878	$26,323
Service, maintenance and warranty contracts	822	198	51	24	1,095
Total revenues	$20,210	$2,483	$2,823	$1,902	$27,418

	Nine Months Ended September 30, 2020
(in thousands)	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$48,574	$6,432	$7,170	$4,681	$66,857
Service, maintenance and warranty contracts	3,459	644	109	47	4,259
Total revenues	$52,033	$7,076	$7,279	$4,728	$71,116

	Nine Months Ended September 30, 2019
(in thousands)	United States	United Kingdom	Germany	Rest of the world	Total
Instruments, equipment, software and accessories	$58,979	$7,814	$8,956	$5,675	$81,424
Service, maintenance and warranty contracts	2,874	624	227	55	3,780
Total revenues	$61,853	$8,438	$9,183	$5,730	$85,204

Deferred revenue

The Company had deferred revenue from service contracts and advance payments from customers of approximately $3.6 million and $3.6 million as of September 30, 2020 and 2019, respectively. Changes in deferred revenue from service contracts and advance payments from customers were as follows:

	Three Months Ended September 30, 2020
(in thousands)	Service Contracts	Customer Advances	Total
Balance at June 30, 2020	$1,413	$2,239	$3,652
Deferral of revenue	1,126	198	1,324
Recognition of deferred revenue	(1,041)	(387)	(1,428)
Effect of foreign currency translation	11	-	11
Balance at September 30, 2020	$1,509	$2,050	$3,559

	Three Months Ended September 30, 2019
(in thousands)	Service Contracts	Customer Advances	Total
Balance at June 30, 2019	$1,593	$1,939	$3,532
Deferral of revenue	471	310	781
Recognition of deferred revenue	(358)	(421)	(779)
Effect of foreign currency translation	16	-	16
Balance at September 30, 2019	$1,722	$1,828	$3,550

	Nine Months Ended September 30, 2020
(in thousands)	Service Contracts	Customer Advances	Total
Balance at December 31, 2019	$1,587	$2,362	$3,949
Deferral of revenue	1,956	542	2,498
Recognition of deferred revenue	(2,029)	(854)	(2,883)
Effect of foreign currency translation	(5)	-	(5)
Balance at September 30, 2020	$1,509	$2,050	$3,559

	Nine Months Ended September 30, 2019
(in thousands)	Service Contracts	Customer Advances	Total
Balance at December 31, 2018	$1,659	$2,161	$3,820
Deferral of revenue	1,597	561	2,158
Recognition of deferred revenue	(1,550)	(894)	(2,444)
Effect of foreign currency translation	16	-	16
Balance at September 30, 2019	$1,722	$1,828	$3,550

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts receivable. A rollforward of the allowance for doubtful accounts for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019

Balance, beginning of period	$325	$332
Bad debt expense	24	394
Charge-offs and other recoveries	(60)	(354)
Effect of foreign currency translation	4	(8)
Balance, end of period	$293	$364

Concentrations

No customer accounted for more than 10% of the revenues for the three and nine months ended September 30, 2020, and 2019. At September 30, 2020, and December 31, 2019, no customer accounted for more than 10% of net accounts receivable.

14.	Income Tax

Income tax benefit was approximately $(0.3) million for the three months ended September 30, 2020 and income tax benefit was $(0.1) million for the three months September 30, 2019. The effective tax rate was 22.4% for the three months ended September 30, 2020 compared with 2.0% for the same period in 2019.

Income tax expense was approximately $0.5 million for the nine months ended September 30, 2020 and income tax benefit was $(0.4) million for the nine months ended September 30, 2019. The effective tax rate was (6.7)% for the nine months ended September 30, 2020 compared with 6.5% for the same period in 2019.

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

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.), the Company’s former subsidiary that was spun off in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including synthetic trachea scaffolds and bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in 2012 and 2013. The Company intends to vigorously defend this case and has contacted the liability insurance carrier for Biostage, Inc. to request defense and indemnification of any losses incurred in connection with this lawsuit. The Company has been informed by such insurance provider that the case has been accepted as an insurable claim under Biostage, Inc.’s product liability insurance policy and that the Company is a named insured under the policy. While the Company believes that such claim is without merit, the Company is unable to predict the ultimate outcome of this litigation.

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

 Overview

Harvard Bioscience is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and pre-clinical testing for drug development. Our customers range from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe, and China, we sell through a combination of direct and distribution channels to customers around the world.

Recent Developments

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Since the COVID-19 outbreak in the United States, Europe and elsewhere, many customers, particularly academic research institutions, have been unable to maintain laboratory work which has negatively impacted, and will continue to, negatively impact our sales. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, we transitioned the majority of our workforce to work-from-home while implementing social distancing requirements and other measures in factories to allow manufacturing and other personnel essential to production to continue work within our facilities. Business travel was significantly reduced during this period. While we have maintained operations under these conditions, these measures represent disruptions which can impact productivity including sales and marketing activities. Accordingly, these conditions in addition to the overall impact on the global economy has negatively impacted our results of operations and cash flows.

As a result of market and economic conditions, in accordance with the guidelines set forth in ASC 350 and ASC 360, we performed an analysis for potential interim impairment indicators of our intangible and other long-lived assets. As of September 30, 2020, we concluded there were no impairments of goodwill, other indefinite-lived intangibles, or long-lived assets that resulted from triggering events due to COVID-19.

Revenue for the nine months ending September 30, 2020 was negatively impacted due to the conditions noted, and is likely to continue to be negatively impacted by delayed or partial reopening of academic research institutions. In April 2020, we implemented a COVID-19 mitigation plan designed to reduce expenses. Actions taken to date include work hour and salary reductions, reductions-in-force and a realignment of our organizational structure to reduce management layers. During the three months ended September 30, 2020 a portion of employees returned to regular work hours in areas of the business based on sequential improvements in revenue from the three months ended June 30, 2020. These cost reductions are in addition to the significant restructuring actions we initiated in the fourth quarter of 2019 as discussed below. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Restructuring Plan

In July 2019, we announced the appointment by the Board of Directors of James Green as President and Chief Executive Officer and the appointment of Michael Rossi as Chief Financial Officer. Immediately thereafter we began a process to identify opportunities to improve profitability, increase cash flow and enhance internal capabilities to position the business for organic growth. As a result of this assessment, in September 2019 we announced a strategic action plan for 2020 and 2021. Key elements of this plan include:

●	Capitalizing on the strong existing Harvard Bioscience and Data Science franchises and products;

●	Adding new senior leadership with significant experience with turnarounds and driving growth and operational improvements within global, middle market life science manufacturing businesses;

●	Consolidation of sub-scale operations and integration of existing functions and processes to drive scale and reduce fixed costs;

●	Increasing effectiveness of sales and product management to deliver organic sales growth; and

●	Improving cash flow and reducing debt.

In December 2019, the Board of Directors approved a restructuring program (the “2019 Restructuring Plan”) to support delivery of the strategic action plan. The 2019 Restructuring Plan includes consolidation of our Connecticut manufacturing plant to our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business equal to approximately 10% of our prior headcount. The 2019 Restructuring Plan is expected to deliver annualized run-rate savings of $4.0 million to $5.0 million. A portion of the savings generated is expected to be reinvested to drive profitable growth.

We have continued to execute the 2019 Restructuring Plan during the COVID-19 pandemic and expanded the scope of the restructuring by realigning our organizational structure to reduce management layers and accelerated our efforts to move to a leaner organization and operation. As a result of this expanded scope, we eliminated additional headcount, which is expected to generate additional annualized cost savings of approximately $1.0 million.

As a result of the actions taken under the 2019 Restructuring Plan and incremental cost reduction actions taken to date in 2020, we expect to incur costs associated with headcount reductions, program management and other transition costs required to effect the site consolidations and other business improvements totaling $5.0 million to $6.0 million, substantially all of which is expected to result in cash outlays. Through the nine months ended September 30, 2020, approximately $4.4 million of cash payments were made related to these restructuring activities.

We believe these strategic actions will improve our profitability and position the business for improved organic revenue growth.

Selected Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three Months Ended September 30,
	2020	% of revenue	2019	% of revenue
	(dollars in thousands)
Revenues	$24,037		$27,418
Cost of revenues	10,542	43.9%	12,439	45.4%
Sales and marketing expenses	4,588	19.1%	5,294	19.3%
General and administrative expenses	5,399	22.5%	6,604	24.1%
Research and development expenses	1,949	8.1%	2,564	9.4%
Amortization of intangible assets	1,377	5.7%	1,422	5.2%
Impairment charges	-	-	460	1.7%
Interest expense	1,205	5.0%	1,348	4.9%
Income tax expense (benefit)	(317)	-1.3%	(54)	-0.2%

Revenues

Revenues for the three months ended September 30, 2020 were $24.0 million, a decrease of approximately $3.4 million, or 12.3%, compared to revenues of $27.4 million for the three months ended September 30, 2019. The decrease in revenue was primarily due to the impact of the COVID-19 pandemic on our business, and in particular, lower sales to academic labs and other institutions that were temporarily closed or operating at reduced levels as a result of the pandemic.

Cost of revenues

Cost of revenues were $10.5 million for the three months ended September 30, 2020, a decrease of $1.9 million, or 15.3%, compared with $12.4 million for the three months ended September 30, 2019. Gross margin as a percentage of revenues increased to 56.1% for the three months ended September 30, 2020 compared with 54.6% for the three months ended September 30, 2019. The increase in gross margin was primarily due to product mix and cost reductions initiatives partially offset by lower volumes.

Sales and marketing expenses

Sales and marketing expenses decreased $0.7 million, or 13.3%, to $4.6 million for the three months ended September 30, 2020 compared to $5.3 million during the same period in 2019. This decrease was primarily due to ongoing restructuring and cost reduction initiatives, as well as lower travel costs and variable sales costs due to the revenue reductions noted.

General and administrative expenses

General and administrative expenses were $5.4 million for the three months ended September 30, 2020, a decrease of $1.2 million, or 18.2%, compared with $6.6 million for the three months ended September 30, 2019. The decrease was primarily due to lower employee severance and other restructuring costs compared to the prior period as well as reduced costs due to ongoing cost reduction initiatives.

Research and development expenses

Research and development expenses were $1.9 million for the three months ended September 30, 2020, a decrease of $0.6 million, or 24.0%, compared with $2.6 million for the three months ended September 30, 2019. The decrease was primarily due to lower employee compensation including part-time work programs, and related costs due to ongoing restructuring and cost reduction initiatives.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.4 million for the three months ended September 30, 2020 and did not change materially as compared to the three months ended September 30, 2019.

Interest expense

Interest expense was $1.2 million for the three months ended September 30, 2020, a decrease of $0.1 million, or 10.6%, compared with $1.3 million for the three months ended September 30, 2019. The decrease was primarily due to reduced borrowings under our financing agreement.

Income tax expense (benefit)

Income tax benefit was approximately $(0.3) million for the three months ended September 30, 2020 compared to approximately $(0.1) million for the three months ended September 30, 2019. The effective tax rate was 22.4% for the three months ended September 30, 2020 compared with 2.0% for the same period in 2019. The difference between our effective tax rates in 2020 and 2019 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of 2020 forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, changes to uncertain tax positions, and the impact of the inclusion of foreign income in U.S. taxable income under the Global Intangible Low-Taxed Income (“GILTI”) tax rules. The effective tax rate in 2020 was also impacted by increases to valuation allowances and changes made by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to the limitation on interest expense deductions, including a retroactive change to our calendar year 2019 deduction.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	% of revenue	2019	% of revenue
	(dollars in thousands)
Revenues	$71,116		$85,204
Cost of revenues	30,783	43.3%	38,116	44.7%
Sales and marketing expenses	14,446	20.3%	17,370	20.4%
General and administrative expenses	17,828	25.1%	17,215	20.2%
Research and development expenses	6,336	8.9%	8,070	9.5%
Amortization of intangible assets	4,258	6.0%	4,289	5.0%
Impairment charges	-	0.0%	1,401	1.6%
Interest expense	3,737	5.3%	4,129	4.8%
Income tax expense (benefit)	451	0.6%	(363)	-0.4%

Revenues

Revenues for the nine months ended September 30, 2020 were $71.1 million, a decrease of approximately $14.1 million, or 16.5%, compared to revenues of $85.2 million for the nine months ended September 30, 2019. The decrease in revenue was primarily due to the impact of the COVID-19 pandemic and in particular, lower sales to academic labs and other institutions that are temporarily closed as a result of the pandemic.

Cost of revenues

Cost of revenues were $30.8 million for the nine months ended September 30, 2020, a decrease of $7.3 million, or 19.2%, compared with $38.1 million for the nine months ended September 30, 2019. Gross margin as a percentage of revenues increased to 56.7% for the nine months ended September 30, 2020 compared with 55.3% for the nine months ended September 30, 2019. The increase in gross margin was primarily due to improved product mix with and cost reductions initiatives partially offset by lower volumes.

Sales and marketing expenses

Sales and marketing expenses decreased $2.9 million, or 16.8%, to $14.4 million for the nine months ended September 30, 2020 compared to $17.4 million during the same period in 2019. The decrease in these expenses was primarily due to ongoing restructuring and cost reduction initiatives, as well as lower travel costs and variable sales costs due to the revenue reductions noted.

General and administrative expenses

General and administrative expenses were $17.8 million for the nine months ended September 30, 2020, an increase of $0.6 million, or 3.6%, compared with $17.2 million for the nine months ended September 30, 2019. The increase was primarily due to higher employee severance, other restructuring costs and stock-based compensation. Excluding these costs, general and administrative costs declined due to ongoing restructuring and cost reduction initiatives.

Research and development expenses

Research and development expenses were $6.3 million for the nine months ended September 30, 2020, a decrease of $1.7 million, or 21.5%, compared with $8.1 million for the nine months ended September 30, 2019. The decrease was primarily due to lower employee compensation including part-time work programs, and related costs due to ongoing restructuring and cost reduction initiatives.

Amortization of intangible assets

Amortization of intangible asset expenses was $4.3 million and did not change materially as compared to the nine months ended September 30, 2019.

Interest expense

Interest expense was $3.7 million for the nine months ended September 30, 2020, a decrease of $0.4 million, or 9.5%, compared with $4.1 million for the nine months ended September 30, 2019. The decrease was primarily due to reduced borrowings under our financing agreement.

Income tax expense (benefit)

Income tax expense was $0.5 million for the nine months ended September 30, 2020 and income tax benefit was $(0.4) million for the nine months ended September 30, 2019. The effective tax rate was (6.7)% for the nine months ended September 30, 2020 compared with 6.5% for the same period in 2019. The difference between our effective tax rates in 2020 and 2019 compared to the U.S. statutory tax rate of 21% is primarily due to the mix of 2020 forecasted income or losses in the U.S. and foreign tax jurisdictions, the impact of different tax rates in certain foreign jurisdictions, changes to uncertain tax positions, and the impact of the inclusion of foreign income in U.S. taxable income under the GILTI tax rules. The effective tax rate in 2020 was also impacted by increases to valuation allowances and changes made by the CARES Act to the limitation on interest expense deductions, including a retroactive change to our calendar year 2019 deduction.

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

On January 31, 2018, we and certain of our subsidiaries entered into a financing agreement with Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders under the agreement (the “Financing Agreement”), which is comprised of a $64.0 million term loan that was used in connection with the acquisition of Data Sciences International in 2018 and a line of credit of up to $25.0 million.

As of September 30, 2020, we held cash and cash equivalents of $2.8 million, compared with $8.3 million at December 31, 2019. As of September 30, 2020, and December 31, 2019, we had $44.4 million and $55.0 million of borrowings outstanding under our financing agreement, respectively. Total debt, net of cash and cash equivalents, was $41.6 million at September 30, 2020, compared to $46.7 million at December 31, 2019.

Cash provided by operations was $6.8 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in net cash flow from operations was primarily due to reductions in working capital as a result of lower revenue volume due to the COVID-19 pandemic, as well as improved working capital management.

Cash used in investing activities was $1.1 million for the nine months ended September 30, 2020 consisting of capital expenditures, including payments associated with ongoing site consolidations and integrations. Our investing activities provided cash of $0.2 million for the nine months ended September 30, 2019 consisting of $0.8 million used for capital expenditures and the receipt of $1.0 million in connection with the release of an escrow amount associated with the sale of substantially all of the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (the “Denville Transaction”).

Cash used in financing activities was $11.3 million and $7.2 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 we made payments of $11.1 million to reduce our term loan borrowings, including $2.4 million in installment payments, an excess cash flow payment of $4.0 million, and an additional payment of $4.7 million.   Net borrowings under our revolving facility were $0.5 million during the nine months ended September 30, 2020.

On April 18, 2020, we entered into a promissory note with PNC Bank, National Association that provided for a loan in the amount of $6.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the PPP) of the CARES Act administered by the U.S. Small Business Administration (the “SBA”). On April 23, 2020, the SBA, in consultation with the U.S. Department of the Treasury, issued guidance regarding consideration of alternate available sources of liquidity and its impact on qualification for PPP loans. We reassessed our business plans and liquidity available under our existing credit facility and elected to repay all PPP funds. The PPP Loan was repaid in full on May 4, 2020.

          During the nine months ended September 30, 2019 we made payments of $6.8 million of term loan borrowings, including $1.8 million in installment payments, an excess cash flow payment of $4.0 million and a payment of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction as required by the Financing Agreement.

Borrowing Arrangements

See Note 10 to the consolidated financial statements for a detailed discussion regarding our Financing Agreement and credit facilities.

As of September 30, 2020, we had borrowings of $44.4 million, and as of December 31, 2019, we had borrowings of $55.0 million. We had available borrowing capacity under the revolving line of credit of $7.3 million as of September 30, 2020. As of September 30, 2020, the weighted effective interest rate on our borrowings, net of the impact of our interest rate swap, was 8.9%.

We were compliant with all covenants under the Financing Agreement as of September 30, 2020.

Our covenants under the Financing Agreement include a requirement to maintain a maximum leverage ratio among other financial and non-financial covenants, as defined in the Financing Agreement. The maximum permitted leverage is the ratio of total debt to consolidated EBITDA, as defined in the Financing Agreement, with a maximum ratio of 3.25 as of June 30, 2020 and for all quarters thereafter until the maturity of the Financing Agreement in 2023. Due to the negative impact of the COVID-19 pandemic on our revenue and consolidated EBITDA, the gap between the leverage ratio and maximum permitted leverage has reduced. During the nine months ended September 30, 2020, we made an additional payment of $4.7 million.

Based on our current operating plans, including actions taken to mitigate the impact of COVID-19, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any costs associated with restructuring activities and capital expenditures for at least the next 12 months. This assessment includes consideration of our best estimates of the impact of the COVID-19 pandemic on our financial results described above. If the negative impact of the COVID-19 pandemic is more significant than anticipated, it may impact our ability to comply with financial covenants in the future, which would require us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of the existing credit facilities, or require us to pursue alternative financing. There are no assurances that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all.

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

During the three months ended September 30, 2020, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues of approximately $0.4 million and an unfavorable effect on expenses of approximately $(0.3) million. During the nine months ended September 30, 2020, changes in foreign currency exchange rates resulted in a negligible translation effect on our consolidated revenues and an unfavorable effect on expenses of approximately $(0.7) million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income (loss) during the three months ended September 30, 2020 was approximately $1.6 million, compared to a loss of $(1.5) million for the three months ended September 30, 2019. The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income (loss) during the nine months ended September 30, 2020 was approximately $0.7 million, compared to a loss of $(1.7) million for the nine months ended September 30, 2019.

In addition, currency exchange rate fluctuations included as a component of net income resulted in currency gains (losses) of approximately $(0.3) million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and $(0.2) million and $0.1 million during the nine months ended September 30, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see “Note 2 - Recent Accounting Pronouncements" to our Condensed Consolidated Financial Statements.

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

We are exposed to market risk from changes in interest rates primarily through our financing activities. As of September 30, 2020, we had $44.4 million outstanding under our Financing Agreement. We entered into an interest rate swap contract with PNC Bank with an initial notional amount of $36.0 million and a termination date of January 31, 2023 in order to hedge a portion of the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Financing Agreement. The notional value of the interest rate swap contract as of September 30, 2020 was $24.1 million. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Financing Agreement at 2.72%.

As of September 30, 2020, the weighted effective interest rate, net of the impact of our interest rate swaps, on our term loan under the Financing Agreement was 8.9%. Assuming no other changes which would affect the margin of the interest rate, the estimated effect of interest rate fluctuations on outstanding borrowings under our Financing Agreement for the nine months ended September 30, 2020 is quantified and summarized as follows:

If compared to the rate as of September 30, 2020	Approximate Interest expense increase

Interest rates increase by 1%	$ 0.1 million
Interest rates increase by 2%	$ 0.2 million

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, which could materially affect our business, financial position, or future results of operations. The risks described in those filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. To our knowledge, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities.

 None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 6, 2020

HARVARD BIOSCIENCE, INC.

By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

By:	/s/ MICHAEL A. ROSSI
Michael A. Rossi
Chief Financial Officer