Form 10-K
period 2020-12-31
HARVARD BIOSCIENCE INC
filed 2021-03-12
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐         No ☒

The aggregate market value of shares of voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $116.0 million based on the closing sales price of the registrant’s common stock, par value $0.01 per share on that date. At March 5, 2021, there were  39,825,533 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2020

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

PART I

Item 1.         Business.

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and preclinical testing for drug development. Our customers range from renowned academic institutions and government laboratories, to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe, and China, we sell through a combination of direct and distribution channels to customers around the world.

Recent Developments

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Since the COVID-19 outbreak in the United States, Europe and elsewhere, many customers, particularly academic research institutions, have been unable to maintain laboratory work which has negatively impacted, and will continue to negatively impact, our sales. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, we transitioned the majority of our workforce to work-from-home while implementing social distancing requirements and other measures in factories to allow manufacturing and other personnel essential to production to continue work within our facilities. Business travel was significantly reduced during this period. While we have maintained operations under these conditions, these measures represent disruptions which can impact productivity including sales and marketing activities. Accordingly, these conditions in addition to the overall impact on the global economy has negatively impacted our results of operations and cash flows.

Our History and Strategy

Our business began in 1901 under the name Harvard Apparatus. It was founded by Dr. William T. Porter, a Professor of Physiology at Harvard Medical School and a pioneer of physiology education. We have grown over the years with the development and evolution of modern life science research and education. Our early inventions included ventilators based on Dr. Porter’s design, the mechanical syringe pump for drug infusion in the 1950s, and the microprocessor-controlled syringe pump in the 1980s.

In March of 1996, a group of investors acquired a majority of the then existing business of our predecessor, Harvard Apparatus, Inc. Following this acquisition, our focus was redirected to acquiring complementary companies with innovative technologies while continuing to grow the existing business through internal product development. Since 1996, we have completed multiple business or product line acquisitions related to our continuing operations. Harvard Bioscience, Inc. was incorporated in the State of Delaware in September 2000 and became the successor entity to Harvard Apparatus, Inc. by merger in November 2000.

In the first quarter of 2018, we completed two transactions to improve the overall customer and product mix of our business. In January 2018, we acquired Data Sciences International, Inc. (DSI) for approximately $71.1 million. DSI, a St. Paul, Minnesota-based life science research company, is a recognized leader in physiologic monitoring focused on delivering preclinical products, systems, services and solutions to its customers. Its customers include pharmaceutical and biotechnology companies, as well as contract research organizations, academic labs and government researchers. This acquisition diversified our customer base deeper into the biopharmaceutical and contract research organization markets. The acquisition also provided opportunities to generate meaningful cost and revenue synergies. Also during the first quarter of 2018, we sold substantially all the assets of our wholly owned subsidiary, Denville Scientific, Inc. (Denville). Denville was a laboratory products distributor with lower average gross margins and deemed no longer core to our strategy.

On July 8, 2019, we announced the departure of the previous President and Chief Executive Officer and the appointment by the Board of Directors of James Green as President and Chief Executive Officer. In addition, on July 18, 2019 we announced the appointment of Michael Rossi as Chief Financial Officer.

Immediately after the appointment of Mr. Green and Mr. Rossi, we began a process to identify opportunities to improve profitability, increase cash flow and enhance internal capabilities to position the business for organic growth. As a result of this assessment, in September 2019 we announced a strategic action plan which included:

●	Capitalizing on the strong existing Harvard Bioscience and Data Science franchises and products;

●	Adding new senior leadership with significant experience with turnarounds and driving growth and operational improvements within global, middle market life science manufacturing businesses;

●	Consolidating sub-scale operations and integrating existing functions and processes to drive scale and reduce fixed costs;

●	Increasing effectiveness of sales and product management to deliver organic sales growth; and

●	Improving cash flow and reducing debt and leverage.

In December 2019, we implemented the 2019 Restructuring Plan to deliver significant cost savings beginning in 2020 and to support delivery of the strategic action plan we announced in September 2019. The 2019 Restructuring Plan includes consolidation of our Connecticut manufacturing plant to our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business equal to approximately 10% of our headcount. The initial initiatives under the 2019 restructuring plan were completed in the second half of 2020.

We

A portion of the savings generated from these actions is expected to be reinvested to drive profitable growth. We believe these strategic actions will significantly improve our financial performance.

Our Products

Our products support research in 6 different classes of laboratory use: (1) molecular, (2) cellular, (3) tissue, (4) organ, (5) organisms or preclinical and (6) clinical. Historically, our products were marketed and sold in three different product families: PCMI (Physiology, Cellular, Molecular Instruments), DSI (Data Science International) and Ephys (Electrophysiology).

In 2019, as part of our strategic action plan, we consolidated the products in classes (1), (2), (3), (4) and some products in class (5) into a single product family, Cellular and Molecular Technologies (CMT), that includes 14 individual business lines supporting new drug discovery and development. We also consolidated certain of our products in class (5) into our Preclinical product family, which includes 4 individual business lines supporting the preclinical research phase for drug development. CMT products are primarily sold to academic and government labs and institutions. Preclinical products are primarily sold to pharmaceutical, biotechnology and contract research organizations.

We primarily sell our products under several brand names, including Harvard Apparatus, DSI, Ponemah, Buxco, Biochrom, BTX, MCS.

Our solutions range from simple to complex, and generally consist of hardware/firmware/ and software products, augmented with consumables, options, upgrades and post-sales (scientific) services. Sales prices of these products and services range from under $100 to over $100,000. Our products include spectrophotometers that analyze light to detect and quantify a wide range of molecules as well as cell analysis and electroporation and electrofusion systems to influence and/or analyze cellular processes. Other products and services focus on tissue and organ responses to new drugs and encompass wireless monitors, and signal acquisition and analysis functionality. We also feature products that monitor physiology processes in living organisms to study behavior. Many of our proprietary products are leaders in their field.

In addition to our proprietarily manufactured products, we sell factored products from other manufacturers. These re-distributed products accounted for approximately 15% and 16 % of our revenues for the years ended December 31, 2020 and 2019, respectively. Re-distributed products enable us to act as a single source for our customers’ research needs. They consist of a large variety of complementing instruments or accessories as well as consumables used in experiments involving fluid handling, molecular and cell analysis and tissue, organ and animal research. Following is a description of each product family.

Cellular and Molecular Technologies Product Family

Our CMT product family includes products designed primarily to support the discovery phase of new drug development. CMT products include:

●

syringe and peristaltic pump product lines, as well as a broad range of instruments and accessories for tissue, organ-based lab research, including surgical products, infusion systems, and behavior research systems;

●

spectrophotometers, microplate readers, amino acid analyzers, gel electrophoresis equipment, electroporation and electrofusion instruments which primarily support molecular level testing and research; and

●

precision scientific measuring instrumentation and equipment in the field of electrophysiology such as: data acquisition systems with custom amplifier configurations for cellular analysis, complete micro electrode array solutions for in vivo recordings and in vitro systems for extracellular recordings.

Our CMT product family made up approximately 57% and 63% of our global revenues for the years ended December 31, 2020 and 2019, respectively.

Preclinical Product Family

Our Preclinical product family provides a complete platform to assess physiological data from organisms for research ranging from basic research to drug discovery, and drug development services. The Preclinical product family consists of the DSI and Buxco brands. It includes:

●

the most comprehensive portfolio of implantable and externally-worn telemetry systems, which are commonly used in research to collect cardiovascular, central nervous system, respiratory, metabolic data;

●	turn-key respiratory system solutions encompassing plethysmograph chambers, data acquisition hardware, physiological signal analysis software, and final report generation;

●	inhalation and exposure systems providing precise, homogenous aerosol delivery for up to 42 subjects, while integrating respiratory parameters for the ultimate delivered dose system; and

●	powerful GLP-capable data acquisition and analysis systems, capable of integrating third party sensors for a more comprehensive study design.

DSI’s direct sales force supports North America, Europe, and China, with distributors supporting the rest of the world. Our Preclinical products made up approximately 43% and 37% of our global revenues for the year ended December 31, 2020 and 2019, respectively.

Our Customers

Our end-user customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institutes of Health (NIH), and contract research organizations (CROs). Our pharmaceutical and biotechnology customers have included pharmaceutical companies and research laboratories such as Pfizer, Amgen, Inc., AstraZeneca plc, Genentech, Inc. and Johnson & Johnson. Our academic customers include major colleges and universities including Harvard University, Cambridge University, Johns Hopkins University, Massachusetts Institute of Technology, Yale University, the University of California system, Baylor College of Medicine, and the University of Texas - MD Anderson Center. Our CRO customers include Covance and Charles River Laboratories. We have a wide range of diverse customers worldwide and no customer accounted for more than 10% of our revenues in 2020.

Sales

We conduct direct sales in the United States, the United Kingdom, Germany, France, Italy, Spain, Sweden, Canada and China. We sell primarily through distributors in other countries. For the year ended December 31, 2020, revenues from direct sales to end-users represented approximately 65% of our revenues; and revenues from sales of our products through distributors represented approximately 35% of our revenues.

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

Sales through Distributors

We engage distributors for the sales of our own branded and private label products in certain areas of the world and for certain product lines.

Marketing

We have a centralized marketing group, which encompasses product management, field-marketing and market communications and application science. Marketing maintains value -proposition based product roadmaps, collaborates with research and development on timing and investment for new products, supports direct and distributor sales activities, sets the global pricing of our products and conceives the storylines on how to sell our products. Marketing also maintains digital presence across the web and social media, creates electronic leads and analyzes opportunities for new product portfolio extensions.

Research and Development

Our principal research and development mission is to develop products that address growth opportunities within the life science research process as well as to maintain and optimize our existing product portfolios. We maintain development staff in many of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation. Our research and development expenses were approximately $8.7 million and $10.7 million for the years ended December 31, 2020 and 2019, respectively. We anticipate that we will continue to make investments in research and development activities as we deem appropriate. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and acquiring products through business and technology acquisitions.

Manufacturing

We manufacture and test the majority of our products in our principal manufacturing facilities located in the United States, Sweden, Spain and Germany. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house manufacturing expertise, technologies and resources. We seek to maintain multiple suppliers for key components that are not manufactured in-house, and while some of our products are dependent on sole-source suppliers, we do not believe our dependence upon these suppliers creates any significant risks. Our manufacturing operations primarily involve assembly and testing activities along with some machine-based processes. Going forward we will continue to evaluate our manufacturing facilities and operations in order to optimize our manufacturing footprint.

See “Part I, Item 2. Properties” of this report for additional information regarding our manufacturing facilities.

Competition

The markets into which we sell our products are highly competitive, and we expect the intensity of competition to continue or increase. We compete with many companies engaged in developing and selling tools for life science research. Many of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Moreover, our competitors may have greater name recognition than we do, and many offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products, which could render our products obsolete. We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging technologies. We believe that we offer one of the broadest selections of products to organizations engaged in life science research. We have numerous competitors on a product line basis. We believe that we compete favorably with our competitors on the basis of product performance, including quality, reliability, speed, technical support, price and delivery time.

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

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts. Patents or patent applications cover certain of our new technologies. Most of our more mature product lines are protected by trade names and trade secrets only.

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

We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and copyrights arising from their work for us. Although many of our United States employees have signed agreements not to compete unfairly with us during their employment and after termination of their employment, through the misuse of confidential information, soliciting employees, soliciting customers and the like, the enforceability of these provisions varies from jurisdiction to jurisdiction and, in some circumstances, they may not be enforceable. In addition, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

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

Government Regulation

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate. In particular, our current products are not subject to pre-market approval by the United States Food and Drug Administration (“FDA”) for use on human clinical patients. In addition, we believe we are

Employees

As of December 31, 2020, we employed 459 employees, which includes 428 full-time employees. Some of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good. Additional information about our employees follows:

Employees by country:

Country	Full time	Part time
United States	257	8
Germany	76	20
United Kingdom	35	1
Spain	24	2
China	16	-
Rest of World	20	-
Total	428	31

Employees by business function:

Function	Full time	Part time
Manufacturing	149	4
Sales and marketing	158	9
Research and development	69	7
General and adminstrative	52	11
Total	428	31

Geographic Area

Financial information regarding geographic areas in which we operate is provided in Note 16 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report.

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

Risks Related to Our Industry

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

We offer, and plan to continue to offer, a broad range of products and have incurred, and expect to continue to incur, substantial expenses for development of new products and enhancements to our existing products. The speed of technological change in our market may prevent us from being able to successfully market some or all of our products for the length of time required to recover development costs. Failure to recover the development costs of one or more products or product lines could decrease our profitability or cause us to experience significant losses.

A portion of our revenues are derived from customers from the pharmaceutical and biotechnology industries and are subject to risks faced by those industries. Such risks may adversely affect our financial results.

We derive a significant portion of our revenues from pharmaceutical and biotechnology companies. We expect that pharmaceutical and biotechnology companies will continue to be a significant source of our revenues for the foreseeable future, including in our Cellular and Molecular Technologies and Preclinical product families. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as government regulation, ongoing consolidation, uncertainty of technological change, and reductions and delays in research and development expenditures by companies in these industries.

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

We operate in many markets in which we and our customers must comply with federal, state, local and international regulations. We develop, configure and market our products to meet customer needs created by, and in compliance with, those regulations. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and post marketing reporting. We must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions for non-compliance could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products, and criminal prosecution. These actions could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls, or seizures of our products; a total or partial shutdown of production in one or more of our facilities while we or our suppliers remedy the alleged violation; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues, profitability and financial condition.

Risks Related to Our Business

Reductions in customers’ research budgets or government funding may adversely affect our business.

Many of our customers are universities, government research laboratories, private foundations and other institutions who are dependent on grants from U.S. government agencies, such as NIH, for funding. These customers represent a significant source of our revenue. Research and development spending by our customers may fluctuate based on spending priorities and general economic conditions. The level of government funding for research and development is unpredictable. In the past, NIH grants have been frozen or otherwise made unavailable for extended periods or directed to certain products. Reductions or delay in governmental spending could cause customers to delay or forego purchases of our products. If government funding necessary for purchase of our products were to decrease, our business and results of operations could be materially, adversely affected. Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending.

Our business is subject to economic, political and other risks associated with international revenues and operations.

We manufacture and sell our products worldwide and as a result, our business is subject to risks associated with doing business internationally. A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. We anticipate that revenues from international operations will likely continue to increase as a result of our efforts to expand our business in markets abroad. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Our foreign operations subject us to certain risks, including: effects of fluctuations in foreign currency exchange rates; the impact of local economic conditions; local product preferences and seasonality and product requirements; local difficulty to effectively establish and expand our business and operations in international markets; disruptions of capital and trading markets; restrictions and potentially negative tax implications of transfer of capital across borders; differing labor regulations; other factors beyond our control, including potential political instability, terrorism, acts of war, natural disasters and diseases, including the coronavirus discussed below; unexpected changes and increased enforcement of regulatory requirements and various state, federal and international, intellectual property, environmental, antitrust, anti-corruption, fraud and abuse (including anti-kickback and false claims laws) and employment laws; interruption to transportation flows for delivery of parts to us and finished goods to our customers; and laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and other agencies, including the Foreign Investment Risk Review Modernization Act, or FIRRMA, adopted in August 2018.

We may incur a variety of costs in connection with acquisitions we may seek to consummate in the future, and we may never realize the anticipated benefits of our acquisitions due in part to difficulties integrating the businesses, operations and product lines.

Our business strategy has historically included the acquisition of businesses, technologies, services or products that we believe are a strategic fit with our business. If we were to undertake future acquisitions, the process of integrating the acquired business, technology, service and/or product(s) may result in unforeseen operating difficulties and expenditures and potentially absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of an acquisition as rapidly as expected, or at all. Such transactions are inherently risky, and any such recent or future acquisitions could reduce stockholders’ ownership, cause us to incur debt, expose us to future liabilities and result in amortization expenses related to intangible assets with definite lives, which may adversely impact our ability to undertake future acquisitions on substantially similar terms. We may also incur significant expenditures in anticipation of an acquisition that is never realized.

Our ability to achieve the benefits of acquisitions depends in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. Integration is a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We may have difficulty successfully integrating acquired businesses, and their domestic and foreign operations or product lines, and as a result, we may not realize any of the anticipated benefits of the acquisitions we make. We cannot assure that our growth rate will equal the growth rates that have been experienced by us, and these other acquired companies, respectively, operating as separate companies in the past.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition and results of operations.

On December 22, 2020, we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions party thereto as lenders (the “Lenders”), Citizens Bank, N.A., as the administrative agent, and Citizens Bank, Wells Fargo Bank, National Association and Silicon Valley Bank, as joint bookrunners, joint lead arrangers and syndication agents. The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (collectively, the “Citizens Credit Facility”). The Citizens Credit Facility replaces our prior credit facility with Cerberus Business Finance, LLC, as agent and lender (the “Prior Credit Facility”), and in connection with the entry into the Credit Agreement, we paid off all outstanding borrowings under the Prior Credit Facility. As of December 31, 2020, we had outstanding borrowings of $49.4 million under the Credit Agreement. The Citizens Credit Facility will mature on December 22, 2025.

Pursuant to the terms of the Credit Agreement, we are subject to various covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changing business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to:

●	incur debt,
●	incur liens,
●	make investments (including acquisitions),
●	sell assets, and
●	pay dividends on our capital stock.

In addition, the Credit Agreement contains certain financial covenants, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter of the Company.

If we are not in compliance with certain of these covenants, in addition to other actions the Lenders may require, the amounts outstanding under the Credit Agreement may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

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

Some of our products may be used in areas of research involving animal research and other techniques presently being explored in the life science industry. These techniques have drawn negative attention in the public forum. Government authorities may regulate or prohibit any of these activities. Additionally, the public may disfavor or reject these activities.

If we are not able to manage our growth, our operating profits may be adversely impacted.

Our success will depend on the expansion of our operations through organic growth, and we may execute acquisitions in the future to augment this growth. Effective growth management will place increased demands on our management team, operational and financial resources and expertise. To manage growth, we must optimize our operational, financial and management processes and systems, and hire and train additional qualified personnel. Failure to manage this growth effectively could impair our ability to generate revenues or could cause our expenses to increase more rapidly than revenues, resulting in operating losses or reduced profitability.

Foreign currency exchange rate fluctuations may have a negative impact on our reported earnings.

We are subject to the risks of fluctuating foreign currency exchange rates, which could have an adverse effect on the sales price of our products in foreign markets, as well as the costs and expenses of our foreign subsidiaries. A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of revenues will continue to come from outside the United States in the future. As a result, currency fluctuations among the United States dollar, British pound, euro and the other currencies in which we do business have caused and will continue to cause foreign currency translation and transaction gains and losses. We have not used forward exchange contracts to hedge our foreign currency exposures. We attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through hedging methods, including foreign currency contracts. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

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

We review our IT systems regularly to assess and implement opportunities to improve or upgrade our enterprise resource planning (ERP) or other information systems required to operate our business effectively. Our ERP systems are critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of any IT systems, including ERP systems has required in the past, and may continue to require, the investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the ERP systems without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of any IT system, including ERP systems could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

An information security incident, including a cybersecurity breach, could have a negative impact to our business or reputation

To meet business objectives, we rely on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Additionally, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, provides private rights of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA and other current and future applicable privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

We may incur additional restructuring costs or not realize the expected benefits of our initiatives to reduce operating expenses to date and in the future.

We may not be able to implement all of the actions that we intend to take in the restructuring of our operations, and we may not be able to fully realize the expected benefits from such realignment and restructuring plans or other similar restructurings in the future. In addition, we may incur additional restructuring costs in implementing such realignment and restructuring plans or other similar future plans in excess of our expectations. The implementation of our restructuring efforts, including the reduction of our workforce, may not improve our operational and cost structure or result in greater efficiency of our organization; and we may not be able to support sustainable revenue growth and profitability following such restructurings.

Failure to raise additional capital or generate the significant capital necessary to implement our acquisition strategy, expand our operations and invest in new products could reduce our ability to compete and result in less revenues.

We anticipate that our financial resources, which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least the next twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. In addition, our borrowings under the Citizens Credit Facility may not be sufficient to fund our acquisition strategy. In such case, our inability to raise sufficient capital on favorable terms and in a timely manner (if at all) could seriously harm our business, product development, and acquisition efforts. In addition, our Credit Agreement contains various negative covenants that, among other things, restrict our ability to incur additional indebtedness and make acquisitions for aggregate consideration in excess of $5.0 million. If future financing is not available or is not available on acceptable terms, we may have to alter our operations or change our business strategy. We cannot assure you that the capital required to fund operations, or our acquisition strategy will be available in the future.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, James Green; the Chief Financial Officer, Michael Rossi; or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, including the Boston, Massachusetts and Minneapolis, Minnesota metropolitan areas, England, and Germany where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

Third parties may continue to seek to hold us responsible for Biostage’s liabilities, including any of the liabilities that Biostage agreed to retain or assume in connection with the separation of the Biostage business from our businesses, and related spin-off distribution. On April 14, 2017, anticipated representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against us and other defendants, including Biostage, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. We continue to vigorously defend this case by counsel provided by our liability insurance carrier from whom we have requested defense and indemnification for losses incurred related to this lawsuit. Any such product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from this claim. If claims against us substantially exceed our coverage, then our business could be adversely impacted. While we believe that claims made in this lawsuit are without merit, we are unable to predict the ultimate outcome of such litigation. Pursuant to our agreements with Biostage, Biostage has agreed to indemnify us for claims and losses relating to certain liabilities that it has assumed from us, including liabilities in connection with the sale of Biostage’s products, intellectually property infringement and other liabilities related to the operation of Biostage’s business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that Biostage will have the ability to satisfy its obligations to us, in particular due to Biostage having limited revenues, products in early-stage development and a need for additional funds in the future. If Biostage is unable to satisfy its obligations under its indemnity to us, we may have to satisfy these obligations, which could have an adverse impact on our financial condition, results of operations or cash flows.

Risks Related to Our Common Stock

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

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including, but not limited to:

·	significant sales of our common stock, whether by us or our shareholders;
·	volatility of the financial markets;
·	uncertainty regarding the prospects of the domestic and foreign economies;
·	technological innovations by competitors or in competing technologies;
·	revenues and operating results fluctuating or failing to meet the expectations of management, securities analysts, or investors in any quarter;
·	comments of securities analysts and mistakes by or misinterpretation of comments from analysts, downward revisions in securities analysts’ estimates or management guidance;
·	investment banks and securities analysts becoming subject to lawsuits that may adversely affect the perception of the market;
·	conditions or trends in the biotechnology and pharmaceutical industries;
·	announcements of significant acquisitions or financings or strategic partnerships;
·	failure to realize the anticipated benefits of the DSI acquisition;
·	non-compliance with the internal control standards pursuant to the Sarbanes-Oxley Act of 2002; and
·	a decrease in the demand for our common stock.

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

General Risks

The COVID-19 outbreak has significantly impact worldwide economic conditions and has negatively impacted our business, financial condition and results of operations.

The ongoing global outbreak of COVID-19 has caused disruptions to our business and has had a negative impact on our operations to date. As a result of the outbreak, many of our customers, particularly academic research institutions, have had laboratory work negatively impacted, which will continue to negatively impact, our sales. Additionally, to ensure business continuity while maintaining a safe environment for employees, the majority of our workforce continues to work from home. We continue to require social distancing and other measures in factories for our manufacturing and other personnel essential to production to continue work within our facilities. Business travel continues to be significantly reduced. While we have maintained operations under these conditions, these measures represent disruptions which can impact productivity including sales and marketing activities. Accordingly, these conditions in addition to the overall impact on the global economy could continue to have a negative impact our results of operations and cash flows.

Economic conditions and regulatory changes caused by the United Kingdom’s (“UK”) exit from the European Union (“EU”) could adversely affect our business.

The UK House of Commons passed a Brexit deal on December 20, 2019 and the UK formally left the EU on January 31, 2020. On December 30, 2020, the EU and UK entered into the EU-UK Trade and Cooperation Agreement. The announcement of Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The withdrawal of the UK from the EU may also create global economic uncertainty, including an uncertain funding environment for UK customers historically receiving funding from the EU, which may cause our customers to reduce their spending budgets. Since a significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, Brexit could materially change the regulatory regime applicable to the approval of any product candidates in the UK. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. This could adversely affect our business, financial condition, operating results and cash flows.

If we incur higher costs as a result of trade policies, treaties, government regulations or tariffs, we may become less profitable.

There continues to be uncertainty about the relationship between the United States and foreign countries, including with respect to trade policies, treaties, government regulations and tariffs. We are unable to predict whether or when tariffs will be imposed or the impact of any such future tariff increases.

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

Provisions of Delaware law, or of our charter and bylaws may make a takeover more difficult, which could cause our stock price to decline.

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

Item 1B.         Unresolved Staff Comments.

None.

Item 2.         Properties.

Our facilities perform manufacturing, research and development, sales and marketing, and administration functions. As of December 31, 2020, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
New Brighton, Minnesota	Manufacturing facility	96,000	2030
Holliston, Massachusetts	Manufacturing facility and corporate headquarters	83,000	2024
Reutlingen, Germany	Manufacturing facility	22,000	2024
Barcelona, Spain	Manufacturing facility	21,000	2021-2022
March-Hugstetten, Germany	Manufacturing facility	12,000	2024

We also lease additional facilities in Cambridge, England; Kista, Sweden; Shanghai, China; Les Ulis, France; St. Augustin, Germany; and Montreal, Canada. We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.         Legal Proceedings.

For information related to legal proceedings, see the discussion in Note 15 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report, which information is incorporated by reference into this Item 3.

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Nasdaq Global Market since our initial public offering on December 7, 2000, and trades under the symbol “HBIO.”

Stockholders

There were 104 holders of record of our common stock as of March 5, 2021. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Item 6.         Selected Financial Data

Not Applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following section of this Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

Overview

Harvard Bioscience is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and preclinical testing for drug development. Our customers range from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe, and China, we sell through a combination of direct and distribution channels to customers around the world.

Recent Developments

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Since the COVID-19 outbreak in the United States, Europe and elsewhere, many customers, particularly academic research institutions, have been unable to maintain laboratory work which has negatively impacted, and will continue to negatively impact, our sales. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, we transitioned the majority of our workforce to work-from-home while implementing social distancing requirements and other measures in factories to allow manufacturing and other personnel essential to production to continue work within our facilities. Business travel was significantly reduced during this period. While we have maintained operations under these conditions, these measures represent disruptions which can impact productivity including sales and marketing activities. Accordingly, these conditions in addition to the overall impact on the global economy has negatively impacted our results of operations and cash flows.

As a result of market and economic conditions, in accordance with the guidelines set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 and ASC 360, we performed an analysis for potential interim impairment indicators of our intangible and other long-lived assets. During the year ended December 31, 2020, we concluded there were no impairments of goodwill, other indefinite-lived intangibles, or long-lived assets that resulted from triggering events due to COVID-19.

See Part I, Item 1. “Business–Our History and Strategy” of this report for a discussion of recent significant acquisitions, divestitures and other developments.

Revenue for the year ending December 31, 2020 was negatively impacted due to the conditions noted, and is likely to continue to be negatively impacted by delayed or partial reopening of academic research institutions. In April 2020, we implemented a COVID-19 mitigation plan designed to reduce expenses. Actions taken include work hour and temporary salary reductions, reductions-in-force and a realignment of our organizational structure to reduce management layers. During the second half of 2020 a portion of our employees returned to regular work hours in areas of the business based on sequential improvements in revenue. These cost reductions are in addition to the significant restructuring actions we initiated in the fourth quarter of 2019 as discussed below. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Restructuring Plan

In July 2019, we announced the appointment by the Board of Directors of James Green as President and Chief Executive Officer and the appointment of Michael Rossi as Chief Financial Officer. Immediately thereafter we began a process to identify opportunities to improve profitability, increase cash flow and enhance internal capabilities to position the business for organic growth. As a result of this assessment, in September 2019 we announced a strategic action plan for 2020 and 2021. Key elements of this plan include:

●	Capitalizing on the strong existing Harvard Bioscience and Data Science franchises and products;
●	Adding new senior leadership with significant experience with turnarounds and driving growth and operational improvements within global, middle market life science manufacturing businesses;
●	Consolidating sub-scale operations and integrating existing functions and processes to drive scale and reduce fixed costs;
●	Increasing effectiveness of sales and product management to deliver organic sales growth; and
●	Improving cash flow and reducing debt and leverage.

In December 2019, we implemented the 2019 Restructuring Plan to deliver significant cost savings beginning in 2020 and to support delivery of the strategic action plan we announced in September 2019. The 2019 Restructuring Plan includes consolidation of our Connecticut manufacturing plant with our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business equal to approximately 10% of our headcount. The 2019 Restructuring Plan is expected to deliver annualized run-rate savings of $4.0 million to $5.0 million. The original initiatives under the 2019 Restructuring Plan were completed in the second half of 2020.

We

A

As

Selected Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

In the table below, we provide an overview of selected operating metrics.

(dollars in thousands)	2020	% of Revenue	2019	% of Revenue
Revenues	$102,100		$116,176
Gross profit	58,041	56.8%	64,322	55.4%
Sales and marketing expenses	19,916	19.5%	23,264	20.0%
General and administrative expenses	23,509	23.0%	22,760	19.6%
Research and development expenses	8,685	8.5%	10,715	9.2%
Amortization of intangible assets	5,710	5.6%	5,746	4.9%
Impairment charges	-	-%	1,460	1.3%
Interest expense	4,831	4.7%	5,410	4.7%
Debt extinguishment and related costs	1,876	1.8%	-	-%
Other expense, net	806	0.8%	469	0.4%
Income tax expense (benefit)	518	0.5%	(815)	(0.7)%

Revenues

Revenues for the year ended December 31, 2020 were $102.1 million, a decrease of (12.1)%, or $14.1 million, compared to revenues of $116.2 million for the same period in 2019. The decrease in revenue was primarily due to the impact of the COVID-19 pandemic and in particular, lower sales to academic labs and other institutions that are temporarily closed as a result of the pandemic. The negative impact of academic lab closures has moderated since the middle of 2020 but continued to negatively impact the business exiting 2020. These reductions were partially offset by improved sales of products from our Preclinical product family to CRO and pharmaceutical customers.

Gross Profit

Gross profit decreased $6.3 million, or 9.8%, to $58.0 million for the year ended December 31, 2020 compared with $64.3 million for the year ended December 31, 2019, due primarily to the reduction in revenue noted. Gross margin increased to 56.8% for the year ended December 31, 2020 compared with 55.4% for the year ended December 31, 2019. The increase in gross margin was primarily due to improved product mix as well as cost reduction initiatives partially offset by lower volumes.

Sales and marketing expenses

Sales

General and administrative expenses

General

Research and development expenses

Research

Amortization of intangible assets

Amortization of intangible asset expenses was $5.7 million for the year ended December 31, 2020 and did not change materially as compared to the year ended December 31, 2019.

Impairment charges

There were no impairment charges for the year ended December 31, 2020. Impairment charges for the year ended December 31, 2019 included a write-off of $0.9 million related to in-process research and development intangible assets as a result of our on-going evaluation of our research and development activities, and a charge of $0.5 million related to the impairment of certain intangible assets due to the decision to discontinue one of our product lines and to cease operations in our facility in Raleigh, North Carolina.

Interest expense

Interest expense was $4.8 million for the year ended December 31, 2020, a decrease of $0.6 million, or 10.7%, compared with $5.4 million for the year ended December 31, 2019 due to lower average debt balances for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Debt extinguishment and related costs

On December 22, 2020, we entered into the Credit Agreement for the Citizens Credit Facility, which replaced our Prior Credit Facility. In connection with our entry into the Credit Agreement, we paid $0.6 million in debt extinguishment costs, wrote off $0.8 million of unamortized debt issuance costs, and paid $0.5 million to terminate our interest rate swap agreements.

Other expense, net

Other expense, net, were $0.8 million for the year ended December 31, 2020, an increase of $0.3 million, compared with $0.5 million for the year ended December 31, 2019. The increase was substantially due to foreign currency exchange losses.

Income tax expense (benefit)

Income tax was an expense of $0.5 million for the year ended December 31, 2020, compared with a benefit of $(0.8) million for the year ended December 31, 2019. The effective income tax rate was (7.1)% for the year ended December 31, 2020, compared with 14.8% for the same period in 2019. The difference between our effective rates in 2020 as compared to 2019 is due to a change in estimate of the realizability of certain U. S. deferred tax assets. In 2020, we increased the valuation allowance against

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below as well as capital expenditures, severance and other payments associated with ongoing restructuring and cost reduction initiatives.

On December 22, 2020, we entered into the Citizens Credit Facility that provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub-facility). The Citizens Credit Facility matures on December 22, 2025.

The Citizens Credit Facility replaced the Prior Credit Facility which consisted of a revolving credit facility and a term loan and was scheduled to expire on January 31, 2023. In connection with entering into the Credit Agreement, we paid off the Prior Credit Facility as well as incurred $0.6 million in fees and expenses. We financed the payoff of the outstanding borrowings under the Prior Credit Facility with borrowings under the Citizens Credit Facility.

As of December 31, 2020, we held cash and cash equivalents of $8.3 million, compared with $8.3 million at December 31, 2019. As of December 31, 2020 and December 31, 2019, we had $49.4 million and $55.0 million of borrowings outstanding, respectively. Total debt, net of cash and cash equivalents, was $41.1 million at December 31, 2020, compared to $46.7 million at December 31, 2019.

As of December 31, 2020 and December 31, 2019, cash and cash equivalents held by our foreign subsidiaries was $2.5 million and $3.5 million, respectively.

Condensed Consolidated Cash Flow Statements

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$9,331	$8,045
Net cash used in investing activities	(1,402)	(229)
Net cash used in financing activities	(7,967)	(7,624)
Effect of exchange rate changes on cash	20	(30)
(Decrease) increase in cash and cash equivalents	$(18)	$162

Cash provided by operations was $9.3 million for the year ended December 31, 2020, an increase of $1.3 million as compared with $8.0 million for the year ended December 31, 2019. The increase in net cash flow from operations was primarily due to working capital reductions including significant improvements in accounts receivable collections.

Cash used in investing activities was $1.4 million for the year ended December 31, 2020 and consisted primarily of capital expenditures. Our investing activities used cash of $0.2 million for the year ended December 31, 2019 consisting of $1.2 million used for capital expenditures and the receipt of $1.0 million in connection with the release of an escrow amount associated with the sale of substantially all of the assets of our wholly-owned subsidiary, Denville Scientific, Inc. (the “Denville Transaction”).

Cash used in financing activities was $8.0 million and $7.6 million for the years ended December 31, 2020 and 2019, respectively. Cash used in both years is due primarily to cash provided by operations utilized to reduce overall debt levels.

During the year ended December 31, 2020, net payments to reduce total debt were $5.6 million. Prior to entering the Citizens Credit Facility, we made payments under the Prior Credit Facility of $11.1 million to reduce term loan borrowings, with net borrowings of $2.8 million under the revolving facility. At the closing of the Citizens Credit Facility, we repaid in full the Prior Credit Facility, which included $43.9 million of term loan borrowings and $2.8 million of outstanding revolver borrowings. Under the Citizens Credit Facility, we borrowed $49.4 million, consisting of a $40.0 million term loan and $9.4 million drawn on the revolving loan. Other financing activities for the year ended December 31, 2020 were primarily $1.9 million of costs associated with the refinancing of our debt previously described.

During the year ended December 31, 2019 we borrowed $4.3 million and repaid $11.7 million of debt, including an excess cash flow payment of $4.0 million and a payment of $1.0 million in connection with the release of an escrow amount associated with the Denville Transaction as required by the Prior Credit Facility, and ended the year with $55.0 million of borrowings.

On April 18, 2020, the Company entered into a promissory note with PNC Bank, National Association, which provided for a loan in the amount of $6.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the PPP) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “SBA”). On April 23, 2020, the SBA, in consultation with the U.S. Department of the Treasury, issued guidance regarding consideration of alternate available sources of liquidity and its impact on qualification for PPP loans. The Company reassessed its business plans and liquidity available under our existing credit facility and elected to repay all PPP funds. The PPP Loan was repaid in full on May 4, 2020.

Borrowing

On December 22, 2020, we entered into the Citizens Credit Facility which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $ 10.0 million swingline loan sub-facility). Obligations under the Credit Agreement are secured by substantially all of our assets and are guaranteed by certain of our direct, domestic wholly-owned subsidiaries. The Credit Agreement matures on December 22, 2025. See Note 11 to the Consolidated Financial Statements for a detailed discussion regarding our Credit Agreement.

We are compliant with all covenants under the Credit Agreement as of December 31, 2020.

As of December 31, 2020 and December 31, 2019, we had borrowings of $49.4 million and $55.0 million respectively, outstanding. We had available borrowing capacity under the revolving line of credit of $15.6 million as of December 31, 2020. As of December 31, 2020, the interest rate on our borrowings was 3.25%.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment. We perform our impairment analysis of goodwill on an annual basis during the fourth quarter of the year unless conditions arise that warrant a more frequent evaluation. For purposes of our goodwill analysis, we have one operating unit.

When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given year, qualitative factors to consider for a reporting unit include financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For a reporting unit tested using a quantitative approach, we compare the fair value of the reporting unit with the carrying amount of the reporting unit, including goodwill. The fair value of the reporting unit is estimated using an income approach.

Under the income approach, we measure fair value of the reporting unit based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in its current business model. Our discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing our business. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, then the amount of goodwill impairment will be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible Assets

Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other definite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from four to fifteen years.

We amortize definite-lived assets over their estimated useful lives. We evaluate definite-lived and indefinite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

When we determine that the carrying value of the assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of our assets.

Income Taxes and Valuation Allowance

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our annual tax rate is based on income, statutory tax rates, tax reserve changes and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining the annual tax rate and in evaluating our tax positions. We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. We have established tax reserves that we believe are appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires judgment regarding the uncertain application of tax laws. Reserves are adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Changes in tax reserves could have a material impact on our financial condition or results of operations.

Significant judgment is also required in determining the amount of deferred tax assets that will ultimately be realized and corresponding deferred tax asset valuation allowance. When estimating the necessary valuation allowance, we consider all available evidence for each jurisdiction including historical operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. If new information becomes available that would alter our estimate of the amount of deferred tax assets that will ultimately be realized, we adjust the valuation allowance through income tax expense. Changes in the deferred tax asset valuation allowance could have a material impact on our financial condition or results of operations.

Excess and Obsolete Inventory

Inventories are priced at the lower of cost (first-in, first-out method) or net realizable value. When necessary, the write-down of inventory to its net realizable value is recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the British pound, the euro, the Canadian dollar and the Swedish krona.

During the year ended December 31, 2020, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues and on our consolidated net loss. Changes in foreign currency exchange rates resulted in a favorable effect on revenues of approximately $0.5 million and a favorable effect on expenses of approximately $1.0 million.

The gain associated with the translation of foreign currency into U.S. dollars included as a component of comprehensive loss during the year ended December 31, 2020, was approximately $1.7 million, compared to a loss of $(0.5) million for the year ended December 31, 2019.

In addition, the currency exchange rate fluctuations included as a component of net loss resulted in approximately $(0.5) million and $(0.1) million in currency loss during the year ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see “Recent Accounting Pronouncements” included in Note 2 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report.

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.             Financial Statements and Supplementary Data.

The information required by this item is contained in the financial statements referenced in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report, which financial statements are appended to this report. An index of those financial statements is found on page F-1.

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

We carried out an evaluation, under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of December 31, 2020, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has also been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(e).

(c)	Changes in Internal Controls Over Financial Reporting

There has been no change in the Company's internal control over financial reporting as of December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Harvard Bioscience, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 12, 2021 expressed an unqualified opinion on those financial statements.

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

March 12, 2021

Item 9B.         Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2021 Annual Meeting of Stockholders.

Item 11.         Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.

Item 14.         Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated.

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

Item 16.         Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Harvard Bioscience, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 12, 2021

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$8,317	$8,335
Accounts receivable, net	17,766	20,704
Inventories	22,262	22,061
Other current assets	3,355	2,472
Total current assets	51,700	53,572

Property, plant and equipment, net	3,960	4,776
Operating lease right-of-use assets	7,761	8,463
Goodwill	58,590	57,381
Intangible assets, net	33,151	38,405
Other long-term assets	1,092	2,273
Total assets	$156,254	$164,870

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,721	$6,900
Current portion of operating lease liabilities	2,111	2,424
Accounts payable	5,972	5,339
Deferred revenue	3,771	3,949
Other current liabilities	7,478	6,700
Total current liabilities	21,053	25,312

Long-term debt	46,286	46,917
Deferred tax liability	1,899	1,974
Operating lease liabilities	7,481	8,224
Other long-term liabilities	2,854	749
Total liabilities	79,573	83,176

Commitments and contingencies - Note 15

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 47,152,587 and 45,933,715 shares issued and 39,407,080 and 38,188,208 shares outstanding, respectively	444	438
Additional paid-in-capital	232,357	229,189
Accumulated deficit	(132,386)	(124,576)
Accumulated other comprehensive loss	(13,066)	(12,689)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	76,681	81,694
Total liabilities and stockholders' equity	$156,254	$164,870

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019

Revenues	$102,100	$116,176
Cost of revenues	44,059	51,854
Gross margin	58,041	64,322

Operating expenses:
Sales and marketing expenses	19,916	23,264
General and administrative expenses	23,509	22,760
Research and development expenses	8,685	10,715
Amortization of intangible assets	5,710	5,746
Impairment charges	-	1,460
Total operating expenses	57,820	63,945

Operating income	221	377

Other expense:
Interest expense	(4,831)	(5,410)
Debt extinguishment and related costs	(1,876)	-
Other expense, net	(806)	(469)
Total other expense	(7,513)	(5,879)

Loss before income taxes	(7,292)	(5,502)
Income tax expense (benefit)	518	(815)
Net loss	$(7,810)	$(4,687)

Loss per share:
Basic and diluted loss per share	$(0.20)	$(0.12)

Weighted-average common shares:
Basic and diluted	38,640	37,814

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019

Net loss	$(7,810)	$(4,687)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,700	(543)
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	(206)	(572)
Amounts reclassified from accumulated other comprehensive loss to net loss	809	139
Derivatives qualifying as hedges, net of tax	603	(433)
Defined benefit pension plans, net of tax:
Net (loss) gain	(2,785)	1,258
Amounts reclassified from accumulated other comprehensive loss to net loss	105	561
Defined benefit pension plans, net of tax	(2,680)	1,819
Other comprehensive (loss) income	(377)	843
Comprehensive loss	$(8,187)	$(3,844)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2018	45,124	$436	$226,377	$(119,889)	$(13,532)	$(10,668)	$82,724
Stock option exercises	4	-	11	-	-	-	11
Shares issued under stock purchase plan	191	2	323	-	-	-	325
Vesting of restricted stock units	818	-	-	-	-	-	-
Shares withheld for taxes	(203)	-	(556)	-	-	-	(556)
Stock compensation expense	-	-	3,034	-	-	-	3,034
Net loss	-	-	-	(4,687)	-	-	(4,687)
Other comprehensive income	-	-	-	-	843	-	843
Balance at December 31, 2019	45,934	$438	$229,189	$(124,576)	$(12,689)	$(10,668)	$81,694
Stock option exercises	254	4	318	-	-	-	322
Shares issued under stock purchase plan	126	2	345	-	-	-	347
Vesting of restricted stock units	1,171	-	-	-	-	-	-
Shares withheld for taxes	(332)	-	(1,142)	-	-	-	(1,142)
Stock compensation expense	-	-	3,647	-	-	-	3,647
Net loss	-	-	-	(7,810)	-	-	(7,810)
Other comprehensive loss	-	-	-	-	(377)	-	(377)
Balance at December 31, 2020	47,153	$444	$232,357	$(132,386)	$(13,066)	$(10,668)	$76,681

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,810)	$(4,687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,922	1,987
Amortization of intangible assets	5,710	5,746
Amortization of deferred financing costs	393	385
Write-off of unamortized deferred financing costs	787	-
Debt extinguishment cost	599	-
Stock-based compensation expense	3,647	3,034
Impairment charges	-	1,460
Provision for allowance for doubtful accounts	17	288
Deferred income taxes	(143)	(398)
Other	103	188
Changes in operating assets and liabilities:
Accounts receivable	3,105	468
Inventories	413	3,260
Other assets	293	165
Accounts payable	511	(2,048)
Deferred revenue	(184)	121
Other liabilities	(32)	(1,924)
Net cash provided by operating activities	9,331	8,045

Cash flows from investing activities:
Additions to property, plant and equipment	(1,152)	(1,216)
Disposition of business	-	1,002
Other	(250)	(15)
Net cash used in investing activities	(1,402)	(229)

Cash flows from financing activities:
Proceeds from issuance of debt	61,315	4,300
Repayments of debt	(66,912)	(11,703)
Debt issuance cost	(1,298)	-
Debt extinguishment cost	(599)	-
Taxes paid for net share settlement of equity awards	(473)	(221)
Net cash used in financing activities	(7,967)	(7,624)

Effect of exchange rate changes on cash	20	(30)
(Decrease) Increase in cash and cash equivalents	(18)	162
Cash and cash equivalents at beginning of year	8,335	8,173
Cash and cash equivalents at end of year	$8,317	$8,335

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,881	$5,496
Cash paid for income taxes, net of refunds	$416	$374

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc., a Delaware corporation, is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and preclinical testing for drug development. The Company’s products and services are sold globally to customers ranging from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe and China, the Company has sales through a combination of direct and distribution channels to customers around the world.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on the Company’s operations to date and the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Since the COVID-19 outbreak in the United States, Europe and elsewhere, many customers, particularly academic research institutions, have been unable to maintain laboratory work which has negatively impacted, and will continue to negatively impact, our sales. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, the Company transitioned the majority of its workforce to work-from-home while implementing social distancing requirements and other measures in factories to allow manufacturing and other personnel essential to production to continue work within our facilities. Business travel was significantly reduced during this period. While the Company has maintained operations under these conditions, these measures represent disruptions which can impact productivity including sales and marketing activities. Accordingly, these conditions in addition to the overall impact on the global economy have negatively impacted our results of operations and cash flows.

As a result of these market and economic conditions, the Company performed an analysis for potential impairment indicators of its intangible and other long-lived assets in accordance with the guidelines set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other” and ASC 360, “Property, Plant, and Equipment.” For the year ended December 31, 2020, the Company concluded there were no impairments of goodwill, other indefinite-lived intangibles, or long-lived assets that resulted from triggering events due to the COVID-19 pandemic.

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

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Machinery and equipment (years)	3	-	10
Computer equipment and software (years)	3	-	7
Furniture and fixtures (years)	5	-	10

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

In accordance with ASC 220, the Company reports all changes in equity during a period, resulting from net (loss) income and transactions from non-owner sources, in a financial statement in the period in which they are recognized. The Company has chosen to disclose comprehensive (loss) income, which encompasses net (loss) income, foreign currency translation adjustments, gains and losses on derivatives, the underfunded status of its pension plans, and pension minimum additional liability adjustments, net of tax, in the consolidated statements of comprehensive (loss) income.

(l)	Revenue Recognition

Nature of contracts and customers

The Company’s contracts are primarily of short duration and are mostly based on the receipt and fulfilment of purchase orders. The purchase orders are binding and include pricing and all other relevant terms and conditions.

The Company’s customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institutes of Health (NIH) and contract research organizations. The Company also has global and regional distribution partners, and original equipment manufacturer (OEM) customers who incorporate its products into their products under their own brands.

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

The Company’s equipment revenue also includes the sale of wireless implantable monitors that are used for life science research purposes. The Company sells these wireless implantable monitors to pharmaceutical companies, contract research organizations and academic laboratories. In addition to sales generated from new and existing customers, these implantable devices are also sold under a program called the “exchange program.” Under this program, customers may return an implantable monitor to the Company after use, and if the returned monitor can be reprocessed and resold, they may, in exchange, purchase a replacement implantable monitor of the same model at a lower price than a new monitor. The implantable monitors that are returned by customers are reprocessed and made available for future sale. The initial sale of implantable monitors and subsequent sale of replacement implantable monitors are independent transactions. The Company has no obligation in connection with the initial sale to sell replacement implantable monitors at any future date under any fixed terms and may refuse returned implantable monitors that cannot be recovered or are obsolete. The Company has concluded that the offer to its customers that they may purchase a discounted product in the future is not a material right based on the applicable guidance within ASC 606.

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

Disaggregation of revenue

Refer to Note 13 for revenue disaggregated by type as well as further information about the deferred revenue balances and to Note 16 for revenue disaggregated by geographic region.

(m)	Valuation of Identifiable Intangible Assets Acquired in Business Combinations

The determination of the fair value of intangible assets, which represents a significant portion of the purchase price in the Company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or not amortizable and, if the former, the period and the method by which the intangibles asset will be amortized. The Company estimates the fair value of acquisition-related intangible assets principally based on projections of discounted cash flows that will arise from identifiable assets of acquired businesses. Amortizable intangible assets include existing technology, trade names, distribution agreements, customer relationships and patents, and are amortized on a straight-line basis over their estimated useful lives.

(n)	Goodwill and Other Intangible Assets

Goodwill and unamortizable intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, in accordance with the provisions of ASC 350, “Intangibles—Goodwill and Other.”

For the purpose of its goodwill analysis, the Company has one reporting unit. The Company conducts its annual impairment analysis in the fourth quarter of the fiscal year and more frequently if there is an indicator of impairment. The Company assesses qualitative factors of the reporting unit to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates a potential impairment, a quantitative analysis is performed. The Company compares the fair value of the reporting unit with its carrying amount. The Company estimates fair value using under the income approach using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired and the Company would recognize a loss equal to the excess. For indefinite-lived intangible assets if the carrying value exceeds the fair value of the asset, the Company would write down the indefinite-lived intangible asset to fair value. At December 31, 2020, the Company concluded that none of its goodwill was impaired.

The Company evaluates indefinite-lived intangible assets for impairment annually and when events occur, or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Refer to Note 4 for further details regarding impairment of indefinite-lived intangible assets.

(o)	Impairment of Long-Lived Assets

The Company assesses recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment” when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value. For the year ended December 31, 2020, the Company concluded that none of its long-lived assets were impaired.

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

Financial reporting standards define a fair value hierarchy that consists of three levels:

§	Level 1 includes instruments for which quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

§

Level 2 includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

§	Level 3 includes valuations based on inputs that are unobservable and significant to the overall fair value measurement.

(r)	Stock-based Compensation

The Company accounts for stock-based payment awards in accordance with the provisions of ASC 718, “Compensation—Stock Compensation”, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, and restricted stock units with a market condition related to our Fourth Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the “Incentive Plan”) as well as employee stock purchases (“employee stock purchases”) related to its Employee Stock Purchase Plan (as amended, the “ESPP”). The Company issues new shares upon stock option exercises, upon vesting of restricted stock units and restricted stock units with a market condition, and under the Company’s ESPP.

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. The Company values stock-based payment awards, except restricted stock units at grant date using the Black-Scholes option-pricing model. The Company values restricted stock units with a market condition using a Monte-Carlo valuation simulation. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model or Monte-Carlo valuation simulation is affected by the Company’s stock price as well as assumptions regarding certain variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors.

The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant and are recorded as compensation expense on a straight-line basis over the applicable service period, which ranges from one to four years. Unvested restricted stock units are forfeited in the event of termination of employment with the Company.

Stock-based compensation expense recognized under ASC 718 for the years ended December 31, 2020 and 2019 consisted of stock-based compensation expense related to stock options, the ESPP, and restricted stock units and was recorded as a component of cost of product revenues, sales and marketing expenses, general and administrative expenses, and research and development expenses. Refer to Note 10 for further details.

(s)	Recent Accounting Pronouncements

Accounting Pronouncements to be Adopted

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact that adopting ASU 2016-13 and related amendments will have on its consolidated financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. ASU 2019-12 is effective for the Company on January 1, 2021. The Company has determined that the adoption of this new accounting guidance will not have a material impact on its consolidated financial statements.

3.	Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2020 and 2019, respectively, are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total
Balance at December 31, 2018	$(12,630)	$(170)	$(732)	$(13,532)
Other comprehensive income (loss) before reclassifications	(543)	(572)	1,258	143
Amounts reclassified from AOCI	-	139	561	700
Net other comprehensive (loss) income	(543)	(433)	1,819	843
Balance at December 31, 2019	$(13,173)	$(603)	$1,087	$(12,689)
Other comprehensive income (loss) before reclassifications	1,700	(206)	(2,785)	(1,291)
Amounts reclassified from AOCI	-	809	105	914
Net other comprehensive (loss) income	1,700	603	(2,680)	(377)
Balance at December 31, 2020	$(11,473)	$-	$(1,593)	$(13,066)

The amounts reclassified out of accumulated other comprehensive (loss) income are as follows:

	Affected line item in the	Year Ended December 31,
(in thousands)	Statements of Operations	2020	2019
Amounts Reclassified From AOCI
Derivatives qualifying as hedges
Realized loss on derivatives qualifying as hedges	Interest expense, net	$319	$139
Realized loss on derivatives qualifying as hedges	Debt extinguishment and related costs	490	-
Income tax	Income tax (benefit) expense	-	-
		809	139
Defined benefit pension plans
Amortization of net losses included in net periodic pension costs	General and administrative expenses	105	561
Income tax	Income tax (benefit) expense	-	-
		105	561
Total reclassifications		$914	$700

4.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2020 and 2019 are as follows:

	December 31,
(in thousands)	2020	2019
Balance at beginning of year	$57,381	$57,304
Effect of change in currency translation	1,209	77
Balance at end of year	$58,590	$57,381

		December 31,
		2020			2019
	Weighted	(in thousands)
Amortizable intangible assets:	Average Life* (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Distribution agreements/customer relationships	8.8	$18,237	$(7,746)	$10,491	$17,891	$(6,340)	$11,551
Existing technology	5.2	38,761	(20,674)	18,087	41,222	(19,698)	21,524
Trade names and patents	5.4	8,681	(4,362)	4,319	7,910	(3,715)	4,195
Total amortizable intangible assets		$65,679	$(32,782)	$32,897	$67,023	$(29,753)	$37,270
Indefinite-lived intangible assets:				254			1,135
Total intangible assets				$33,151			$38,405

* Weighted average life as of December 31, 2020.

During the year ended December 31, 2020, the Company removed from its records approximately $3.5 million of fully amortized intangible assets and determined that $0.9 million of tradenames previously classified as indefinite-lived should be classified as amortizing due to anticipated changes in its worldwide marketing programs. During fiscal 2020 there were no impairment charges related to intangible assets.

During the year ended December 31, 2019, the Company recorded impairment charges of $1.5 million consisting of a charge of $0.9 million to write-off certain in-process research and development intangible assets due to a strategic shift in the direction of the project, and $0.5 million of charges to write-off certain intangible assets as a result of the decision to discontinue a product line and cease operations in its facility in North Carolina, and other charges of $0.1 million.

Intangible asset amortization expense was $5.7 million for each of the years ended December 31, 2020 and 2019, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter as of December 31, 2020 is as follows:

Amortization
Year Ending December 31,	Expense
(in thousands)
2021	$5,774
2022	5,740
2023	5,627
2024	5,318
2025	4,204
Thereafter	6,234
Total	$32,897

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:

	December 31,
(in thousands)	2020	2019
Finished goods	$4,938	$5,561
Work in process	3,513	3,153
Raw materials	13,811	13,347
Total	$22,262	$22,061

Other Current Liabilities:

	December 31,
(in thousands)	2020	2019
Compensation	$3,715	2,554
Professional fees	432	395
Warranty costs	185	252
Customer related costs	1,093	963
Interest	46	425
Accrued income taxes	286	609
Other	1,721	1,502
Total	$7,478	$6,700

Property, Plant and Equipment:

	December 31,
(in thousands)	2020	2019
Machinery and equipment	$7,450	$7,198
Computer equipment and software	9,114	8,954
Leasehold improvements	2,540	2,151
Furniture and fixtures	1,353	1,321
Automobiles	100	92
	20,557	19,716
Less: accumulated depreciation	(16,597)	(14,940)
Property, plant and equipment, net	$3,960	$4,776

6.	Restructuring and Other Exit Costs

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

During 2019, the Company initiated a restructuring program designed to improve gross margins and operating margins while reinvesting in resources required to deliver sustained, profitable organic growth. The restructuring program entails consolidating and downsizing several sites and includes headcount reductions in Europe and North America to improve operational efficiency and reduce costs. The restructuring program is expected to be substantially completed by the first half of 2021. Costs associated with the program include headcount reductions, program management and other transition costs necessary to affect the site consolidations and other business improvements.

The following table summarizes the activity for accrued restructuring liability for the years ended December 31, 2020 and 2019:

	Cost of	Severance
(in thousands)	Revenue	Costs	Impairment	Other	Total
Restructuring and other exit costs	$235	$530	$460	$129	$1,354
Non-cash charges	(235)	-	(460)	(10)	(705)
Cash payments	-	(166)	-	(115)	(281)
Balance at December 31, 2019	-	364	-	4	368
Restructuring and other exit costs	-	1,625	-	408	2,033
Non-cash charges	-	-	-	(168)	(168)
Cash payments	-	(1,719)	-	(226)	(1,945)
Balance at December 31, 2020	$-	$270	$-	$18	$288

As of December 31, 2020, the Company had a restructuring liability of $0.3 million which is payable within the next twelve months and has been included in other current liabilities in the consolidated balance sheet.

During the year ended December 31, 2019, the Company recorded restructuring plan related impairment charges of $0.5 million to write-off certain intangible assets as a result of a decision to discontinue a product line and cease operations in its facility in North Carolina.

Restructuring costs of $2.0 million incurred during the year ended December 31, 2020, have been included as a component of selling, general and administrative expenses. Of the $1.4 million restructuring costs incurred during the year ended December 31, 2019, $0.5 million has been recorded as impairment of intangible assets, $0.2 million has been included in cost of revenues, and the remaining costs of $0.7 million have been included as a component of selling, general and administrative expenses.

7.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (“MCS”) and Triangle BioSystems, Inc. (“TBSI”), the Company entered into facility lease agreements with the former principal owners of these companies, and both became employees of the Company. The TBSI agreement expired on September 30, 2019, and the MCS agreement expires on December 31, 2024. Pursuant to these lease agreements, the Company made rent payments of approximately $0.3 million for each of the years ended December 31, 2020 and 2019, respectively.

8.	Employee Benefit Plans

The Company sponsors profit sharing retirement plans for its U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the 401(k) Plans are at the discretion of management. For each of the years ended December 31, 2020 and 2019, the Company contributed $0.7 million, respectively, to the 401(k) Plans.

The Company’s subsidiary in the United Kingdom, Biochrom Limited maintains contributory, defined benefit or defined contribution pension plans for substantially all of its employees. In 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The provisions of ASC 715-20 require that the funded status of the Company’s pension plans be recognized in its balance sheet. ASC 715-20 does not change the measurement or income statement recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. The Company has historically measured the plan assets and benefit obligations as of the balance sheet date.

The components of the Company’s net period benefit (credit) expense were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Interest cost	$391	$484
Expected return on plan assets	(733)	(761)
Net amortization loss	105	336
Recognition of net loss due to settlements	22	228
Net periodic benefit (credit) cost	$(215)	$287

The measurement date is December 31 for these plans. The funded status of the Company’s defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2020 and 2019 is as follows:

	December 31,
(in thousands)	2020	2019
Change in benefit obligation:
Balance at beginning of year	$20,027	$18,701
Interest cost	391	484
Actuarial loss	4,814	1,513
Settlements due to transfers paid	(205)	(871)
Benefits paid	(476)	(447)
Currency translation adjustment	968	647
Balance at end of year	$25,519	$20,027

Changes in the actuarial loss disclosed above are primarily the result of changes in the discount rate and inflation assumptions due to underlying market conditions.

	December 31,
(in thousands)	2020	2019
Change in fair value of plan assets:
Balance at beginning of year	$21,114	$17,819
Actual return on plan assets	1,690	3,172
Employer contributions	901	831
Settlement due to transfers paid	(159)	(931)
Benefits paid	(476)	(447)
Currency translation adjustment	856	670
Balance at end of year	$23,926	$21,114

	December 31,
(in thousands)	2020	2019
Benefit obligation	$(25,519)	$(20,027)
Fair value of plan asset	23,926	21,114
Net funded status	$(1,593)	$1,087

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
(in thousands)	2020	2019
Other long term (liabilities) assets	$(1,593)	$1,087
Deferred income taxes	-	-
Accumulated other comprehensive loss	$(1,593)	$1,087

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Year Ended December 31,
	2020	2019
Discount rate	1.4%	2.02%
Expected return on assets	3.45%	3.84%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of the Company’s defined benefit pension plan obligations.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2020, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately 15 years of active plan participants.

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2020 and 2019 measurement dates were as follows:

	December 31,
(in thousands)	2020		2019
Asset category:
Equity securities	$12,047	50%	$11,534	55%
Debt securities	4,605	19%	3,919	19%
Liability driven investment funds	5,168	22%	3,615	17%
Cash and cash equivalents	1,860	8%	1,514	7%
Other	246	1%	532	3%
Total	$23,926	100%	$21,114	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2020 and 2019 is as follows:

	December 31,
(in thousands)	2020	2019
Quoted Prices in Active Markets for Identical Assets (Level 1)	$1,860	$1,514
Significant Other Observable Inputs (Level 2)	22,066	19,600
Significant Other Unobservable Inputs (Level 3)	-	-
Total	$23,926	$21,114

Level 1 assets consist of cash and cash equivalents held in the pension plans at December 31, 2020. The Level 2 assets primarily consist of investments in private investment funds that are valued using the net asset values provided by the trust or fund, including an insurance contract. Although these funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices.

The Company expects to contribute at least $1.0 million to its pension plans during 2021. The benefits expected to be paid from the pension plans are $0.6 million in 2021, $0.6 million in 2022, $0.7 million in 2023, $0.8 million in 2024 and $0.8 million in 2025. The expected benefits to be paid in the five years from 2026—2030 are $4.7 million. The expected benefits are based on the same assumptions.

9.	Leases

The Company has noncancelable operating leases for office space, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the year ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$2,153	$2,084
Short term lease cost	175	245
Sublease income	(183)	(429)
Total lease cost	$2,145	$1,900

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	$2,717	$2,530
Right-of-use assets obtained in exchange for lease obligations:	$455	$177

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31,
(in thousands)	2020	2019
Operating lease right-of use assets	$7,761	$8,463

Current portion, operating lease liabilities	$2,111	$2,424
Operating lease liabilities, long term	7,481	8,224
Total operating lease liabilities	$9,592	$10,648

Weighted average remaining lease term (in years)	7.4	8.1
Weighted average discount rate	9.3%	9.2%

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at December 31, 2020, are as follows:

(in thousands)	Operating Leases
2021	$2,111
2022	2,018
2023	1,970
2024	1,715
2025	1,000
Thereafter	4,854
Total lease payments	13,668
Less interest	(4,076)
Total operating lease liabilities	$9,592

10.	Capital Stock and Stock-Based Compensation

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2020, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan

Under the ESPP participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. On May 16, 2019, the stockholders of the Company approved an increase of 350,000 shares of common stock in the number of shares available for issuance under the ESPP. There were 126,255 and 190,642 shares issued under the ESPP during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there were 192,341 shares available for issuance under the ESPP.

2000 Stock Option and Incentive Plan, as Amended (“Incentive Plan”)

The stockholders of the Company have approved the Incentive Plan which authorizes the grant of stock options and stock-based awards to officers, employees, non-employee directors and other key persons of the Company and its subsidiaries. During 2020, the Board of Directors adopted an amendment to increase the aggregate number of shares authorized for issuance under the Incentive Plan by 3,700,000 shares which was approved by the stockholders at the Company’s 2020 Annual Meeting of Stockholders. As of December 31, 2020, there were 2,975,717 shares available for issuance under the Incentive Plan.

Restricted Stock Units with a Market Condition (the Market Condition RSUs)

The Compensation Committee of the Board of Directors of the Company approves and grants deferred stock awards of Market Condition RSUs (the Market Condition RSUs) to certain members of the Company’s management team under the Incentive Plan. The vesting of the Market Condition RSUs is based on a graded-vesting schedule (one third at the end of each year for three years) and linked to the achievement of a relative total shareholder return of the Company’s common stock measured from the earlier of (i) the one- year anniversary of the award or (ii) upon a change of control (measured relative to the Nasdaq Biotechnology index and based on the 20-day trading average price before each such date).

As of December 31, 2020, there are 332,622 shares of Market Condition RSUs which remain subject to a relative total shareholder return measurement which can result in vesting rates ranging from -0-% to 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Incentive Plan for the years ended December 31, 2020 and 2019 were as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at December 31, 2018	1,956,732	$4.25	1,233,762	$3.36	116,944	$4.19
Granted	943,424	3.28	1,652,720	2.31	605,005	1.98
Exercised	(3,750)	2.98	-	-	-	-
Vested (RSUs)	-	-	(813,762)	3.29	(3,778)	4.19
Cancelled/Forfeited	(630,284)	3.96	(482,270)	3.42	(188,680)	4.18
Balance at December 31, 2019	2,266,122	3.93	1,590,450	2.27	529,491	1.67
Granted	894,154	2.61	1,027,486	2.75	332,622	2.98
Exercised	(253,853)	3.94	-	-	-	-
Vested (RSUs)	-	-	(930,985)	2.41	(240,205)	1.53
Cancelled/Forfeited	(269,084)	3.68	(126,490)	3.13	(41,932)	3.04
Market Condition RSU - factor adjustment	-	-	-	-	233,055	1.47
Balance at December 31, 2020	2,637,339	$3.51	1,560,461	$2.44	813,031	$2.12

For Market Condition RSUs granted during the year ended December 31, 2019, the total shareholder return of the Company’s common stock in 2020 relative to the Nasdaq Biotechnology index resulted in a positive performance factor adjustment and the issuance of 233,055 of additional awards during the year ended December 31, 2020.

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

	Year Ended December 31, 2020
	2020	2019
Basic	38,640,284	37,813,580
Dilutive effect of equity awards	-	-
Diluted	38,640,284	37,813,580

The Company has excluded from the shares used in calculating the diluted earnings per common share options, restricted stock units and Market Condition RSUs totaling 5,010,931 and 4,386,063, as of December 31, 2020 and 2019 respectively, as the impact of these shares would be anti-dilutive.

The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units.

The following table summarizes outstanding and exercisable options as of December 31, 2020 (Aggregate Intrinsic Value, in thousands):

			Options Outstanding				Options Exercisable
				Weighted				Weighted
				Average				Average
				Remaining	Weighted			Remaining	Weighted
Range of				Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise			Number	Life	Exercise	Intrinsic	Shares	Life	Exercise	Intrinsic
Price			Outstanding	in Years	Price	Value	Exercisable	in Years	Price	Value

$1.78	-	2.62	357,018	7.5	$2.27	$723	96,488	4.8	$2.29	$193
2.63	-	2.66	717,044	6.4	2.63	1,190	179,264	6.4	2.63	298
2.67	-	3.92	568,784	7.1	3.33	545	348,704	6.2	3.36	323
3.93	-	4.38	587,693	2.9	4.23	35	587,693	2.9	4.23	35
4.39	-	5.63	406,800	4.3	5.37	-	401,800	4.3	5.38	-
$1.78	-	5.63	2,637,339	5.6	$3.51	$2,493	1,613,949	4.5	$4.04	$849

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.29 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2020 was $92,162 and was not material for the year ended December 31, 2019. The total number of in-the-money options that were exercisable as of December 31, 2020 was 862,149.

As of December 31, 2020, the total compensation costs related to unvested awards not yet recognized is $4.4 million and the weighted average period over which it is expected to be recognized is approximately 2.3 years.

Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the years ended December 31, 2020 and 2019 was allocated as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cost of revenues	$65	$43
Sales and marketing expenses	263	119
General and administrative expenses	3,122	2,710
Research and development expenses	197	162
Total stock-based compensation expenses	$3,647	$3,034

The Company did not capitalize any stock-based compensation.

The weighted-average estimated fair value per share of stock options granted during the year ended December 31, 2020 and 2019 was $1.21 and $1.40, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2020	2019
Volatility	58.3%	48.1%
Risk-free interest rate	0.3%	2.1%
Expected holding period (in years)	4.4	4.7
Dividend Yield	-%	-%

The weighted average estimated fair value per share of the Market Condition RSUs granted during the year ended December 31, 2020 and 2019 was $2.98 and $1.98, respectively, using a Monte-Carlo valuation simulation, with the following weighted-average assumptions:

	2020	2019
Volatility	80.6%	59%
Risk-free interest rate	0.2%	2%
Correlation coefficient	31.5%	23.6%
Dividend Yield	-%	-%

The Company used historical volatility to calculate the expected volatility. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the Company’s stock options. The expected holding period of stock options represents the period of time options are expected to be outstanding and were based on historical experience. The vesting period ranges from one to four years and the contractual life is ten years.

11.	Long Term Debt

As of December 31, 2020 and December 31, 2019, the Company’s borrowings were comprised of the following:

	December 31,
(in thousands)	2020	2019
Term loan	$40,000	$54,997
Revolving line	9,400	-
Less: unamortized deferred financing costs	(1,393)	(1,180)
Total debt	48,007	53,817
Less: current installments	(2,000)	(3,200)
Less: excess cash flow sweep	-	(4,093)
Current unamortized deferred financing costs	279	393
Long-term debt	$46,286	$46,917

The aggregate amounts of debt maturing during the next five years are as follows:

(in thousands)
2021	$2,000
2022	3,000
2023	3,000
2024	4,000
2025	37,400
$49,400

On December 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank, (together, the “Lenders”). The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $ 10.0 million swingline loan sub-facility) (collectively, the “Citizens Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Citizens Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc. and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Citizens Credit Facility matures on December 22, 2025. Issuance costs of $1.3 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. As of December 31, 2020, available borrowing capacity under the revolving line of credit was $15.6 million.

The Credit Agreement replaces the Company’s prior credit facility (the “Prior Credit Facility”) for which Cerberus Business Finance, LLC, served as collateral agent and administrative agent. The Prior Credit Facility consisted of a revolving credit facility and a term loan and was scheduled to expire on January 31, 2023. On December 22, 2020, the Company paid the Prior Credit Facility outstanding borrowing balance of $46.7 million, paid $0.6 million in debt extinguishment costs, and wrote off the remaining balance of its unamortized debt issuance cost which amounted to $0.8 million. The write-off of the unamortized debt issuance costs is included in the Other expense – debt extinguishment and related costs in the Consolidated Statements of Operations. The Company financed the payoff of the outstanding borrowings under the Prior Credit Facility with borrowings under the Citizens Credit Facility.

Borrowings under the Citizens Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a “LIBOR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). LIBOR interest under the Credit Agreement is subject to applicable market rates and a floor of 0.50%. The alternative base rate is based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. The applicable interest rate margin varies from 2.0% per annum to 3.25% per annum for LIBOR Loans, and from 1.5% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Credit Agreement (the “Pricing Grid”). Interest on LIBOR Loans is payable in arrears on the last day of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Citizens Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain circumstances.

Commencing on March 31, 2021, the outstanding term loans amortizes in equal quarterly installments equal to $0.5 million per quarter on such date and during each of the next three quarters thereafter, $0.75 million per quarter during the next eight quarters thereafter and $1.0 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year ended December 31, 2021 and for each fiscal year thereafter, the term loans may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

The Credit Agreement requires the Company pay (i) a fee on the average daily unused amount of the revolving loan of the Citizens Credit Facility payable at a rate which varies from 0.25% to 0.50% depending on the Company’s consolidated net leverage ratio, as determined in accordance with the Pricing Grid, (ii) a fee for each outstanding letter of credit at a rate per annum equal to the applicable interest rate margin for LIBOR Loans, as determined in accordance with the Pricing Grid, multiplied by the average daily amount available to be drawn under such letter of credit, and (iii) to the letter-of-credit issuer, a fronting fee which shall be at a rate agreed upon by the Company and the Lenders based on the average daily amount of the outstanding aggregate letter-of-credit obligations under the Credit Agreement.

The Credit Agreement includes customary affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets and pay dividends on its capital stock. The financial covenants include a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter of the Company. The Credit Agreement also includes customary events of default.

As of December 31, 2020, the weighted effective interest rate on the Credit Agreement borrowings was 3.25%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

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

On January 31, 2018, the Company entered into the Prior Credit Facility, which comprised of a $64.0 million term loan and up to a $25.0 million revolving line of credit. Shortly after entering into the Prior Credit Facility, the Company entered into an interest rate swap contract with PNC Bank with a notional amount of $36.0 million and a termination date of January 1, 2023 in order to hedge the risk of changes in the effective benchmark interest rate (LIBOR) associated with the Company’s Term Loan. The swap contract converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Prior Credit Facility at 2.72%. The interest rate swap was designated as a cash flow hedge instrument in accordance with ASC 815 “Derivatives and Hedging”.

In connection with the Credit Agreement entered into on December 22, 2020, the Company paid $0.5 million to cancel its outstanding interest rate swap agreement with PNC Bank (notional value of $23.0 million). The cancellation amount represented the fair value of the contracts at the time and was recorded as debt extinguishment and related costs in the Consolidated Statements of Operations.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of December 31, 2019.

		31-Dec-19
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

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the years ended December 31, 2020 and 2019:

Derivatives in Hedging Relationships	Amount of gain (loss) recognized in
	OCI on derivative (effective portion)
	Year Ended December 31,
(in thousands)	2020	2019
Interest rate swaps	$(206)	$(572)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2020 and 2019:

Details about AOCI Components	Amount reclassified from AOCI
	into income (effective portion)
	Year Ended December 31,		Location of amount reclassified
(in thousands)	2020	2019	into income (effective portion)
Interest rate swaps	$319	$139	Interest expense
Interest rate swaps settlement	490	-	Debt extinguishment and related costs
Total	$809	$139

12.	Fair Value Measurements

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Interest rate swap agreements	$-	$(603)	$-	$(603)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include, when applicable, derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreements was based on LIBOR yield curves at the reporting date.

The Company had no interest rate swap agreements outstanding as of December 31, 2020, as they were cancelled on December 22, 2020, in connection with the new Credit Agreement as described in Note 11.

13.	Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Instruments, equipment, software and accessories	$97,473	$110,220
Service, maintenance and warranty contracts	4,627	5,956
Total revenues	$102,100	$116,176

Deferred revenue

Changes in deferred revenue from service contracts and advance payments from customers for the years ended December 31, 2020 and 2019 were as follow:

	Year Ended December 31, 2020
	Service	Customer
(in thousands)	Contracts	Advances	Total
Balance, beginning of period	$1,587	$2,362	$3,949
Deferral of revenue	3,329	1,302	4,631
Recognition of deferred revenue	(3,298)	(1,522)	(4,820)
Effect of foreign currency translation	11	-	11
Balance, end of period	$1,629	$2,142	$3,771

	Year Ended December 31, 2019
	Service	Customer
(in thousands)	Contracts	Advances	Total
Balance, beginning of period	$1,659	$2,161	$3,820
Deferral of revenue	2,152	1,095	3,247
Recognition of deferred revenue	(2,233)	(894)	(3,127)
Effect of foreign currency translation	9	-	9
Balance, end of period	$1,587	$2,362	$3,949

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Balance, beginning of period	$325	$332
Bad debt expense	17	288
Charge-offs and other recoveries	(124)	(293)
Effect of foreign currency translation	9	(2)
Balance, end of period	$227	$325

Concentrations

No customer accounted for more than 10% of the revenues for the years ended December 31, 2020, and 2019. At December 31, 2020 and 2019, no customer accounted for more than 10% of net accounts receivable.

Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	Beginning		(Charges)\	Ending
(in thousands)	Balance	Additions	Credits	Balance
Year ended December 31, 2019	$391	10	(149)	$252
Year ended December 31, 2020	$252	77	(143)	$186

14.	Income Tax

Income tax expense (benefit) for years ended December 31, 2020 and 2019 consisted of:

	Year Ended December 31,
(in thousands)	2020	2019
Current income tax (benefit) expense:
Federal and state	$169	$(707)
Foreign	492	290
	661	(417)
Deferred income tax (benefit) expense:
Federal and state	245	(281)
Foreign	(388)	(117)
	(143)	(398)
Total income tax (benefit) expense	$518	$(815)

The effective tax rate for the year ended December 31, 2020 was (7.1)% as compared with 14.9% for the same period in 2019. The difference between the Company’s effective tax rate year over year was primarily attributable to changes in the mix of pre-tax income and losses at individual subsidiaries as well as the impact of different tax rates in certain foreign jurisdictions, and the impact of the change in valuation allowance.

Income tax benefit for the years ended December 31, 2020 and 2019 differed from the amount computed by applying the U.S. federal income tax rate of 21% to pre-tax operations income as a result of the following:

	Year Ended December 31,
(in thousands)	2020		2019
Computed "expected" income tax benefit	$(1,531)	21.0%	$(1,161)	21.0%
Increase (decrease) in income taxes resulting from:
Permanent differences, net	141	(1.9)%	241	(4.4)%
Foreign tax rate differential	(14)	0.2%	42	(0.8)%
State income taxes, net of federal income tax benefit	(77)	1.1%	(74)	1.3%
Non-deductible stock compensation expense	94	(1.3)%	205	(3.7)%
Tax credits	(192)	2.6%	220	(4.0)%
Change in reserve for uncertain tax position	259	(3.6)%	(111)	2.0%
Impact of change to prior year tax accruals	168	(2.3)%	314	(5.7)%
Change in valuation allowance allocated to income tax	2,130	(29.2)%	(578)	10.5%
Other	(460)	6.3%	87	(1.4)%
Total income tax expense (benefit)	$518	(7.1)%	$(815)	14.8%

The Company’s policy is to account for Global Intangible Low-Taxed income (GILTI) as a period cost.

Income tax (benefit) expense is based on the following pre-tax (loss) income from operations:

	Year Ended December 31,
(in thousands)	2020	2019
Domestic	$(7,954)	$(5,616)
Foreign	662	114
Total	$(7,292)	$(5,502)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Deferred income tax assets:
Inventory	$1,144	$1,079
Operating loss and credit carryforwards	19,220	18,802
Accrued expenses	555	654
Deferred interest expense	1,476	1,475
Stock compensation	1,079	1,011
Lease liability	1,823	2,081
Other assets	458	223
Total gross deferred assets	25,755	25,325
Less: valuation allowance	(16,682)	(13,745)
Deferred tax assets:	$9,073	$11,580

Deferred income tax liabilities:
Indefinite-lived intangible assets	$1,822	$2,048
Definite-lived intangible assets	7,493	9,168
Right-of-use asset	1,388	1,580
Other Liabilities	14	507
Total deferred tax liabilities	10,717	13,303
Deferred income tax liability, net	$(1,644)	$(1,723)

Deferred income tax assets and liabilities by classification on the consolidated balance sheets were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Deferred tax assets (included in other long-term assets)	$255	$251
Deferred income tax liabilities	(1,899)	(1,974)
Deferred income tax liability, net	$(1,644)	$(1,723)

As of December 31, 2020 and 2019, the Company maintained a total valuation allowance of $16.7 million and $13.7 million, respectively, which relates to foreign, federal, and state deferred tax assets in both years. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. The net change in total valuation allowance for each of the years ended December 31, 2020 and December 31, 2019 was an increase of $2.9 million and a decrease of $(0.2) million, respectively. The movement in the valuation allowance in 2020 is primarily due to increases in the valuation allowance against net operating losses (NOLs) as a result of changes made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and movement of $0.7 million was recorded to equity during the year ended December 31, 2020 related to the UK pension asset. The movement in the valuation allowance in 2019 is primarily due to a change in estimate of the realizability of certain U.S. deferred tax assets offset by changes in UK pension asset and the expiration of U.S. state credits with full valuation allowances.

At December 31, 2020, the Company had U.S. federal net operating loss carryforwards of $28.1 million, of which $22.8 million expires between 2021 and 2037, with the remainder having an unlimited carryforward period. The Company’s state net operating loss carryforwards of $19.0 million expire between 2021 and 2040. The Company has net operating loss carryforwards of $7.3 million in certain foreign jurisdictions, partially offset by valuation allowances, as well as $0.2 million non-U.S. research and development credits. The Company has foreign tax credits of $0.2 million which begin to expire in 2021, as well as $8.5 million of research and development tax credit carryforwards which begin to expire in 2021. Approximately $1.0 million of the research and development tax credit carryforwards are offset by a reserve for uncertain tax positions. The Company had $0.8 million of alternative minimum tax credit carryforwards which are not subject to expiration and become refundable under the 2017 Tax Cuts and Jobs Act. In addition, the Company had a total of $3.2 million of state investment tax credit carryforwards, research and development tax credit carryforwards, and EZ credit carryforwards, which begin to expire in 2021. The Internal Revenue Code (IRC) limits the amounts of net operating loss carryforwards or credits that a company may use in any one year in the event of a change in ownership under IRC Sections 382 or 383. As a result of the DSI acquisition as well as other acquisitions in prior years, certain losses and credit carryforwards are subject to these limitations. The Company has provided a full or partial valuation allowance for the portion of state NOLs and federal and state credit carryforwards the Company expects will expire before use.

As of December 31, 2020 and December 31, 2019, cash and cash equivalents held by the Company’s foreign subsidiaries was $2.5 million and $3.5 million, respectively. As of December 31, 2020, the Company has determined the potential income tax and withholding liability related to available cash balances at foreign subsidiaries to be immaterial.

At December 31, 2020 and 2019 the amount of unrecognized tax benefits that would affect the Company’s effective tax rate are shown in the table below:

(in thousands)
Balance at December 31, 2018	$1,860
Additions based on tax positions of prior years	68
Decreases based on tax positions of prior years	(133)
Additions based on tax positions of current years	21
Settlements	(398)
Decreases based on tax positions of acquired entities	(65)
Balance at December 31, 2019	1,353
Additions based on tax positions of prior years	157
Decreases based on tax positions of prior years	(11)
Additions based on tax positions of current years	213
Settlements	(39)
Balance at December 31, 2020	$1,673

In 2019, a foreign income tax audit was closed without payment and a reserve for $0.1 million was reversed, and the Company settled U.S. state income tax liabilities of $0.4 million. In addition, the Company reduced the reserve on tax positions of acquired entities by $0.1 million and recorded a reserve of $0.1 million related to upcoming audits. In 2020, income tax examinations began at two foreign subsidiaries and related reserves were increased approximately $0.3 million and certain state income tax issues were settled for $0.1 million.

The Company anticipates that the total unrecognized tax benefits will be reduced within the next 12 months by approximately $0.3 million due to the expected settlement of certain positions related to ongoing audits at foreign subsidiaries. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.7 million. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense, which has not been significant during the years ended December 31, 2020 and 2019, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in foreign jurisdictions for years before 2016. In the U.S., the Company's net operating loss and tax credit carryforward amounts remain subject to federal and state examination for tax years starting in 2001 as a result of tax losses incurred in prior years. There are currently no pending federal or state tax examinations. The Company is subject to audits by various foreign taxing jurisdictions.

On  March 27, 2020, the CARES Act was signed into law.  Under the CARES Act, the limitation on the deduction of business interest under Section 163j of the Internal Revenue Code was increased to 50% of adjusted taxable income (from 30%) for taxable years beginning in 2019 or 2020.  In addition, the CARES Act corrected the Tax Cuts and Jobs Act to provide that net operating losses with unlimited carryover period are those arising in tax years beginning after December 31, 2017, rather than in tax years ending after that date.  This change impacted $5.3 million of  NOLs from the DSI acquisition in 2018, which no longer have an unlimited carryforward period. As a result, the Company increased the valuation allowance against these NOLs by $1.1 million. Finally, the CARES Act permits the delay of payment of employer payroll taxes from the effective date of the Act through December 31, 2020. Any payments deferred will be due 50% by December 31, 2021, and the remaining 50% by December 31, 2022.

15.	Commitments and Contingent Liabilities

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.), our former subsidiary that was spun off in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including synthetic trachea scaffold and bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. The Company intends to vigorously defend this case by counsel provided by the liability insurance carrier for Biostage, Inc. While the Company believes that the claims made in this lawsuit are without merit, the Company is unable to predict the ultimate outcome of this litigation.

The Company is involved in various other claims and legal proceedings arising in the ordinary course of business. After consultation with legal counsel, the Company has determined that the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flows. Although unfavorable outcomes in the proceedings are possible, the Company has not accrued for loss contingencies relating to any such matters as they are not considered to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and cash flows could be material.

16.	Segment and Related Information

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

The following tables summarize additional selected financial information of the Company’s operations by geographic location.

Revenue by geographic destination consist of the following:

	Year Ended December 31,
(in thousands)	2020	2019
United States	$42,054	$47,792
Europe	29,938	35,128
Asia	23,884	25,041
Rest of the world	6,224	8,215
Total revenues	$102,100	$116,176

Long-lived assets by geographic area consist of the following:

	December 31,
(in thousands)	2020	2019
United States	$36,568	$41,993
Germany	4,958	5,468
Rest of the world	3,092	3,048
Total long-lived assets (a)	$44,618	$50,509

(a)	consists of operating lease right-of-use assets, property, plant and equipment, net and amortizable intangible assets, net.

Net assets by geographic area consist of the following:

	December 31,
(in thousands)	2020	2019
United States	$32,457	$37,726
Germany	18,697	17,340
United Kingdom	8,867	11,254
Rest of the world	16,660	15,374
Total net assets	$76,681	$81,694

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 12, 2021	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES GREEN	Chief Executive Officer and Director	March 12, 2021
James Green	(Principal Executive Officer)

/s/ MICHAEL A. ROSSI	Chief Financial Officer	March 12, 2021
Michael A. Rossi	(Principal Financial Officer and Principal Accounting Officer)

/s/ KATHERINE A. EADE	Director	March 12, 2021
Katherine A. Eade

/s/ ALAN EDRICK	Director	March 12, 2021
Alan Edrick

/s/ JOHN F. KENNEDY	Director	March 12, 2021
John F. Kennedy

/s/ THOMAS W. LOEWALD	Director	March 12, 2021
Thomas W. Loewald

/s/ BERTRAND LOY	Director	March 12, 2021
Bertrand Loy

/s/ SUSAN STEELE	Director	March 12, 2021
Susan Steele

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit	Description	Method of Filing
2.1§	Separation and Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto.
2.2§	Purchase Agreement, dated as of January 22, 2018, between Harvard Bioscience, Inc., Denville Scientific, Inc, and Thomas Scientific, LLC.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 26, 2018) and incorporated by reference thereto.
3(i)	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
3(ii)	Amended and Restated By-laws of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
3.1	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto.
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
4.2	Description of Securities	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto

10.1 #	Harvard Bioscience, Inc. Fourth Amended and Restated 2000 Stock Option and Incentive Plan	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 10, 2020) and incorporated by reference thereto.
10.2	Harvard Bioscience, Inc. Employee Stock Purchase Plan, as amended	Previously disclosed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 5, 2019) and incorporated by reference thereto
10.3	Form of Director Indemnification Agreement	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 8, 2020) and incorporated by reference thereto.
10.4 +	Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto
10.5	Lease Agreement Between Seven October Hill, LLC and Harvard Bioscience, Inc. dated December 30, 2005.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 4, 2006) and incorporated by reference thereto
10.6 #	Form of Incentive Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.7 #	Form of Non-Qualified Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.8 #	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.9	Amendment No. 2, dated as of May 22, 2010, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 3, 2010) and incorporated by reference thereto
10.10 #	Form of Deferred Stock Award Agreement	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto
10.11	Amendment No. 3, dated as of May 30, 2014, to Lease Agreement, as subsequently amended, between Seven October Hill LLC and Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 7, 2014) and incorporated by reference thereto

10.12 #	Form of Market Condition Deferred Stock Award Agreement	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto
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

Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2018) and incorporated by reference thereto
10.16	Third Amendment to Lease Agreement, entered into as of November 1, 2018, with an effective date as of October 25, 2018, between Data Sciences International, Inc. and AX US L.P.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 7, 2018) and incorporated by reference thereto.
10.17 #	Employment Agreement between Harvard Bioscience, Inc. and James Green.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 8, 2019) and incorporated by reference thereto.
10.18 #	Employment Agreement between Harvard Bioscience, Inc. and Michael Rossi.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 19, 2019) and incorporated by reference thereto.
10.19 #	Employment Agreement between Harvard Bioscience, Inc. and Yash Singh.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 1, 2019) and incorporated by reference thereto.
10.20	Consulting Agreement, dated as of March 2, 2020, by and between Harvard Bioscience, Inc. and Chane Graziano.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 6, 2020) and incorporated by reference thereto.
10.21	Credit Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., as borrower, the lenders party thereto, and Citizens Bank, N.A., as administrative agent.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.
10.22	Pledge and Security Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.
10.23	Guarantee Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.

21.1	Subsidiaries of the Registrant	Filed with this report
23.1	Consent of Grant Thornton LLP	Filed with this report
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document	Filed with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this report
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with this report
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the Commission).
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