Form 10-K/A
period 2020-12-31
HARVARD BIOSCIENCE INC
filed 2021-03-17
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

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

EXPLANATORY NOTE

Harvard Bioscience, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”) with the Securities and Exchange Commission on March 12, 2021. Due to a technical filing error, certain paragraphs in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing were inadvertently omitted from the as-filed version of the Original Filing. The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment No. 1”) solely to insert such paragraphs and to add a conformed signature to the Consent of Grant Thornton LLP, the Company’s independent registered public accounting firm, which was inadvertently omitted from the Original Filing. Further, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. Accordingly, Item 15 of Part IV of the Original 10-K has been amended and restated in its entirety to include the certifications as exhibits.

Except as described above, this Amendment No. 1 speaks as of the original filing date of the Original Filing and does not amend or update any other information contained in the Original Filing to reflect events that may have occurred subsequent to the original filing date. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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

We continued to execute the 2019 Restructuring Plan during the COVID-19 pandemic and expanded the scope of the restructuring by realigning our organizational structure to reduce management layers and accelerated our efforts to move to a leaner organization and operation. As a result of this expanded scope, we eliminated additional headcount during 2020, and in the first quarter of 2021, communicated to employees our plan to consolidate certain engineering operations and eliminate two small facilities in Europe.

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

Government Regulation

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate. In particular, our current products are not subject to pre-market approval by the United States Food and Drug Administration (“FDA”) for use on human clinical patients. In addition, we believe we are materially in compliance with all relevant environmental laws.

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

We continued to execute the 2019 Restructuring Plan during the COVID-19 pandemic and expanded the scope of the restructuring by realigning our organizational structure to reduce management layers and accelerated our efforts to move to a leaner organization and operation. As a result of this expanded scope, we eliminated additional headcount during 2020, and in the first quarter of 2021, communicated to employees our plan to consolidate certain engineering operations and eliminate two small facilities in Europe. These incremental actions are expected to generate additional annualized cost savings of approximately $2.0 million, and are expected to be complete in the first half of 2021.

A portion of the savings generated from these actions is expected to be reinvested to drive profitable revenue growth.

As a result of the actions taken under the 2019 Restructuring Plan and incremental cost reduction actions taken, we expect to incur costs associated with headcount reductions, program management and other transition costs required to affect the site consolidations and other business improvements totaling approximately $8.0 million, substantially all of which is expected to result in cash outlays. Through the year ended December 31, 2020, approximately $6.0 million of cash payments were made related to these restructuring activities. We believe these strategic actions will position the business for improved financial performance.

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

Sales and marketing expenses

Sales and marketing expenses decreased $3.3 million, or 14.4%, to $19.9 million for the year ended December 31, 2020 compared with $23.3 million for the year ended December 31, 2019. The decrease in these expenses was primarily due to ongoing restructuring and cost reduction initiatives as well as lower travel costs and variable sales costs due to the impact of the pandemic on revenue and related business restrictions.

General and administrative expenses

General and administrative expenses increased $0.7 million, or 3%, to $23.5 million for the year ended December 31, 2020 compared with $22.8 million for the year ended December 31, 2019. This increase was due to restructuring and other costs to affect our strategic plans, and higher variable compensation. Excluding these costs, general and administrative costs were lower due to cost reduction initiatives.

Research and development expenses

Research and development expenses were $8.7 million for the year ended December 31, 2020, a decrease of $2.0 million, or 18.9%, compared with $10.7 million for the year ended December 31, 2019. . The decrease was primarily due to lower employee compensation including part-time work programs and related costs due to ongoing restructuring and cost reduction initiatives.

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

Income tax expense (benefit)

Income tax was an expense of $0.5 million for the year ended December 31, 2020, compared with a benefit of $(0.8) million for the year ended December 31, 2019. The effective income tax rate was (7.1)% for the year ended December 31, 2020, compared with 14.8% for the same period in 2019. The difference between our effective rates in 2020 as compared to 2019 is due to a change in estimate of the realizability of certain U. S. deferred tax assets. In 2020, we increased the valuation allowance against deferred tax assets related to our net operating losses (“NOLs”) as a result of changes made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which caused certain NOLs to no longer have an indefinite carryforward period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 17, 2021	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

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