Form 10-Q
period 2021-03-31
HARVARD BIOSCIENCE INC
filed 2021-05-07
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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

As of April 30, 2021, there were 39,956,714 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,815	$8,317
Accounts receivable, net	17,074	17,766
Inventories	22,676	22,262
Other current assets	3,658	3,355
Total current assets	49,223	51,700

Property, plant and equipment, net	3,699	3,960
Operating lease right-of-use assets	7,408	7,761
Goodwill	58,219	58,590
Intangible assets, net	31,888	33,151
Other long-term assets	812	1,092
Total assets	$151,249	$156,254

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,970	$1,721
Current portion of operating lease liabilities	2,060	2,111
Accounts payable	6,416	5,972
Deferred revenue	3,637	3,771
Other current liabilities	6,635	7,478
Total current liabilities	20,718	21,053

Long-term debt	41,600	46,286
Deferred tax liability	1,809	1,899
Operating lease liabilities	7,159	7,481
Other long-term liabilities	2,848	2,854
Total liabilities	74,134	79,573

Commitments and contingencies - Note 13

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 47,695,539 and 47,152,587 shares issued and 39,950,032 and 39,407,080 shares outstanding, respectively	448	444
Additional paid-in-capital	234,781	232,357
Accumulated deficit	(133,055)	(132,386)
Accumulated other comprehensive loss	(14,391)	(13,066)
Treasury stock at cost, 7,745,507 common shares	(10,668)	(10,668)
Total stockholders' equity	77,115	76,681
Total liabilities and stockholders' equity	$151,249	$156,254

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Revenues	$26,989	$23,771
Cost of revenues	11,558	10,789
Gross profit	15,431	12,982

Sales and marketing expenses	5,386	5,579
General and administrative expenses	6,333	6,759
Research and development expenses	2,487	2,490
Amortization of intangible assets	1,464	1,427
Total operating expenses	15,670	16,255

Operating loss	(239)	(3,273)

Other expense:
Interest expense	(411)	(1,299)
Other (expense) income, net	(34)	111
Total other expense	(445)	(1,188)

Loss before income taxes	(684)	(4,461)
Income tax (benefit) expense	(15)	55
Net loss	$(669)	$(4,516)

Loss per share:
Basic and diluted loss per common share	$(0.02)	$(0.12)

Weighted-average common shares:
Basic and diluted	39,787	38,329

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Net loss	$(669)	$(4,516)
Other comprehensive loss:
Foreign currency translation adjustments	(1,325)	(1,576)
Derivatives qualifying as hedges, net of tax:
Loss on derivative instruments designated and qualifying as cash flow hedges	-	(216)
Amounts reclassified from accumulated other comprehensive loss to net loss	-	72
Derivatives qualifying as hedges, net of tax	-	(144)
Other comprehensive loss	(1,325)	(1,720)
Comprehensive loss	$(1,994)	$(6,236)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2020	47,153	$444	$232,357	$(132,386)	$(13,066)	$(10,668)	$76,681
Vesting of restricted stock units	340	-	-	-	-	-	-
Stock option exercises	311	4	1,920				1,924
Shares withheld for taxes	(108)	-	(464)	-	-	-	(464)
Stock compensation expense	-	-	968	-	-	-	968
Net loss	-	-	-	(669)	-	-	(669)
Other comprehensive loss	-	-	-	-	(1,325)	-	(1,325)
Balance at March 31, 2021	47,696	$448	$234,781	$(133,055)	$(14,391)	$(10,668)	$77,115

Balance at December 31, 2019	45,934	$438	$229,189	$(124,576)	$(12,689)	$(10,668)	$81,694
Vesting of restricted stock units	268	-	-	-	-	-	-
Shares withheld for taxes	(81)	-	(242)	-	-	-	(242)
Stock compensation expense	-	-	793	-	-	-	793
Net loss	-	-	-	(4,516)	-	-	(4,516)
Other comprehensive loss	-	-	-	-	(1,720)	-	(1,720)
Balance at March 31, 2020	46,121	$438	$229,740	$(129,092)	$(14,409)	$(10,668)	$76,009

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(669)	$(4,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	445	484
Amortization of intangible assets	1,464	1,427
Amortization of deferred financing costs	70	98
Stock-based compensation expense	968	793
Other	(53)	(162)
Changes in operating assets and liabilities:
Accounts receivable	584	5,149
Inventories	(602)	(1,413)
Other assets	(94)	(767)
Accounts payable and accrued expenses	(245)	2,739
Deferred revenue	(135)	(256)
Other liabilities	(696)	(705)
Net cash provided by operating activities	1,037	2,871

Cash flows from investing activities:
Additions to property, plant and equipment	(151)	(241)
Addition to intangible assets	(150)	-
Net cash used in investing activities	(301)	(241)

Cash flows from financing activities:
Repayments of debt	(4,500)	(4,829)
Debt issuance costs	(101)	-
Proceeds from exercise of stock options	1,924	-
Taxes paid for issuance of stock	(464)	(242)
Net cash used in financing activities	(3,141)	(5,071)

Effect of exchange rate changes on cash	(97)	(12)
Decrease in cash and cash equivalents	(2,502)	(2,453)
Cash and cash equivalents at beginning of period	8,317	8,335
Cash and cash equivalents at end of period	$5,815	$5,882

Supplemental disclosures of cash flow information:
Cash paid for interest	$458	$1,237
Cash paid (received) for income taxes, net of refunds	$(113)	$110

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Risks and Uncertainties, and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2021, results of operations and comprehensive income (loss) and cash flows for the three months ended March 31, 2021 and 2020, as applicable, have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.

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

2.	Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. The Company adopted the provisions of ASU 2019-12 effective on January 1, 2021. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

3.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2021 is as follows:

(in thousands)
Carrying amount at December 31, 2020	$58,590
Effect of change in currency translation	(371)
Carrying amount at March 31, 2021	$58,219

Intangible Assets

		March 31, 2021			December 31, 2020
		(in thousands)
Amortizable intangible assets:	Weighted Average Life*	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Distribution agreements/customer relationships	8.6	$17,924	$(7,864)	$10,060	$18,237	$(7,746)	$10,491
Existing technology	4.9	38,931	(21,413)	17,518	38,761	(20,674)	18,087
Trade names and patents	5.1	8,576	(4,511)	4,065	8,681	(4,362)	4,319
Total amortizable intangible assets		$65,431	$(33,788)	$31,643	$65,679	$(32,782)	$32,897
Indefinite-lived intangible assets:				245			254
Total intangible assets				$31,888			$33,151

* Weighted average life in years as of March 31, 2021

Intangible asset amortization expense was $1.5 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter as of March 31, 2021 is as follows:

Amortization
Year Ending December 31,	Expense
(in thousands)
2021 (remainder of year)	$4,373
2022	5,798
2023	5,690
2024	5,385
2025	4,273
Thereafter	6,124
Total	$31,643

4.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	March 31,	December 31,
(in thousands)	2021	2020
Finished goods	$5,114	$4,938
Work in process	3,544	3,513
Raw materials	14,018	13,811
Total	$22,676	$22,262

Current Liabilities:	March 31,	December 31,
(in thousands)	2021	2020
Compensation	$2,711	3,715
Professional fees	432	432
Warranty costs	168	185
Customer related costs	1,010	1,093
Accrued income taxes	206	286
Other	2,108	1,767
Total	$6,635	$7,478

5.	Restructuring and Other Exit Costs

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

The following table summarizes the changes in the restructuring liabilities for the three months ended March 31, 2021:

(in thousands)	Severance	Other	Total
Balance at December 31, 2020	$270	$18	$288
Restructuring and other exit costs	553	-	553
Cash payments	(256)	(18)	(274)
Balance at March 31, 2021	$567	$-	$567

The restructuring liability has been included in other current liabilities in the consolidated balance sheet and is substantially payable within the next twelve months. Restructuring costs were $0.6 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively. Substantially all of these restructuring costs have been included as a component of general and administrative expenses.

6.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (“MCS”), the Company entered into a facility lease agreement with the former principal owner of MCS who also became an employee of the Company. The MCS agreement expires on December 31, 2024. Pursuant to this lease agreement, the Company made rent payments of approximately $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively.

7.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2024 and thereafter.

The components of lease expense for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$517	$535
Short term lease cost	46	42
Sublease income	(25)	(107)
Total lease cost	$538	$470

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$611	$687

Supplemental balance sheet information related to the Company's operating leases was as follows:

(in thousands)	March 31, 2021	December 31, 2020
Operating lease right-of use assets	$7,408	$7,761

Current portion, operating lease liabilities	$2,060	$2,111
Operating lease liabilities, long term	7,159	7,481
Total operating lease liabilities	$9,219	$9,592

Weighted average remaining lease term (in years)	7.3	7.4
Weighted average discount rate	9.3%	9.3%

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at March 31, 2021, are as follows:

(in thousands)	Operating Leases
2022	2,060
2023	1,981
2024	1,953
2025	1,482
2026	981
Thereafter	4,611
Total lease payments	13,068
Less interest	(3,849)
Total operating lease liabilities	$9,219

8.	Capital Stock and Stock-Based Compensation

Stock-Based Payment Awards

Activity under the Company’s 2000 Stock Option and Incentive Plan, as Amended, for the three months ended March 31, 2021 was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at December 31, 2020	2,637,339	$3.51	1,560,461	$2.44	813,031	$2.12
Granted	-	-	714,793	4.39	293,509	4.61
Exercised	(310,169)	4.01	-	-	-	-
Vested (RSUs)	-	-	(340,395)	2.73	-	-
Cancelled/Forfeited	(474,309)	4.64	(11,000)	4.17	-	-
Balance at March 31, 2021	1,852,861	$3.14	1,923,859	$3.10	1,106,540	$2.78

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the three months ended March 31, 2021 and 2020 was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenues	$20	$10
Sales and marketing expenses	93	51
General and administrative expenses	834	696
Research and development expenses	21	36
Total stock-based compensation expenses	$968	$793

As of March 31, 2021, the total compensation costs related to unvested awards not yet recognized is $7.8 million and the weighted average period over which it is expected to be recognized is approximately 2.4 years. The Company did not capitalize any stock-based compensation.

The weighted average estimated fair value of the Market Condition RSUs that were granted during the three months ended March 31, 2021 was $4.61. The following assumptions were used to estimate the fair value of the Market Condition RSUs granted during the three months ended March 31, 2021 using a Monte-Carlo valuation simulation:

2021
Volatility	65.1%
Risk-free interest rate	0.3%
Correlation coefficient	35.7%
Dividend yield	-%

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

	Three Months Ended March 31, 2021
	2021	2020
Basic	39,787,281	38,328,791
Dilutive effect of equity awards	-	-
Diluted	39,787,281	38,328,791

The Company has excluded from the shares used in calculating the diluted earnings per common share options, restricted stock units and Market Condition RSUs totaling 4,883,260 and 4,222,425, as of March 31, 2021 and 2020 respectively, as the impact of these shares would be anti-dilutive.

9.	Long-Term Debt

As of March 31, 2021 and December 31, 2020, the Company’s borrowings were comprised of:

	March 31,	December 31,
(in thousands)	2021	2020
Long-term debt:
Term loan	$39,500	$40,000
Revolving line	5,400	9,400
Less: unamortized deferred financing costs	(1,330)	(1,393)
Total debt	43,570	48,007
Less: current installments	(2,250)	(2,000)
Current unamortized deferred financing costs	280	279
Long-term debt	$41,600	$46,286

On December 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank (together, the “Lenders”). The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $ 10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc. and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. As of March 31, 2021, available borrowing capacity under the revolving line of credit was $19.6 million. The Credit Facility replaced the Company’s prior credit facility with Cerberus Business Finance, LLC (the “Prior Credit Facility”), which was repaid with borrowings under the Credit Facility.

Borrowings under the Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a “LIBOR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). LIBOR interest under the Credit Agreement is subject to applicable market rates and a floor of 0.50%. The alternative base rate is based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. The applicable interest rate margin varies from 2.0% per annum to 3.25% per annum for LIBOR Loans, and from 1.5% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Credit Agreement. Interest on LIBOR Loans is payable in arrears on the last day of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain circumstances. As of March 31, 2021, the weighted average interest rate on the Credit Agreement borrowings was 3.25%. The effective interest rate for the three months ended March 31, 2021 and 2020 was 3.3% and 9.4%, respectively.

Commencing on March 31, 2021, the outstanding term loans amortizes in quarterly installments of $0.5 million per quarter on such date and during each of the next three quarters thereafter, $0.75 million per quarter during the next eight quarters thereafter and $1.0 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year ended December 31, 2021 and for each fiscal year thereafter, the term loans may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

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

10.	Derivatives

The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding and forecasted debt obligations. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The Company may enter into interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. Under the terms of interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

On January 31, 2018, the Company entered into an interest rate swap contract with a notional amount of $36.0 million and a termination date of January 1, 2023. This swap contract, which converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Prior Credit Facility at 2.72% was cancelled on December 22, 2020, in connection with the new Credit Agreement as described in Note 9. The Company structured this interest rate swaps to be fully effective in accordance with ASC 815 “Derivatives and Hedging”, and therefore changes in the fair value of the swap offset the variability of cash flows associated with the variable-rate, long-term debt obligations and were reported in accumulated other comprehensive income (AOCI). These amounts subsequently were reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three months ended March 31, 2020:

Three Months Ended
(in thousands)	March 31, 2020
Amount of loss recognized in OCI on derivatives (effective portion)	$(216)
Amounts reclassified from accumulated other comprehensive loss to interest expense	72
Total	$(144)

11.	Revenues

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Instruments, equipment, software and accessories	$25,827	$22,937
Service, maintenance and warranty contracts	1,162	834
Total revenues	$26,989	$23,771

The following tables represent a disaggregation of revenue by geographic destination for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
United States	$11,177	$9,930
Europe	8,589	7,643
Asia	5,538	4,422
Rest of the world	1,685	1,776
Total revenues	$26,989	$23,771

No customer accounted for more than 10% of revenues for the three months ended March 31, 2021 and 2020.

Deferred revenue

Changes in deferred revenue from service contracts and advance payments from customers were as follows:

	Three Months Ended March 31, 2021
	Service	Customer
(in thousands)	Contracts	Advances	Total
Balance, beginning of period	$1,629	$2,142	$3,771
Deferral of revenue	1,251	341	1,592
Recognition of deferred revenue	(1,165)	(558)	(1,723)
Effect of foreign currency translation	(3)	-	(3)
Balance, end of period	$1,712	$1,925	$3,637

	Three Months Ended March 31, 2020
	Service	Customer
(in thousands)	Contracts	Advances	Total
Balance, beginning of period	$1,587	$2,362	$3,949
Deferral of revenue	308	223	531
Recognition of deferred revenue	(499)	(322)	(821)
Effect of foreign currency translation	14	-	14
Balance, end of period	$1,410	$2,263	$3,673

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts receivable. A rollforward of the allowance for doubtful accounts is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance, beginning of period	$227	$325
Bad debt expense	5	4
Charge-offs and other recoveries	26	(31)
Effect of foreign currency translation	(4)	(1)
Balance, end of period	$254	$297

12.	Income Tax

Income tax (benefit) expense for the three months ended March 31, 2021 and 2020 was not significant. The effective tax rates for the three months ended March 31, 2021 and 2020, were 2.2% and (1.2)%, respectively.

The difference between the Company’s effective tax rates in 2021 and 2020 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company currently has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

13.	Commitments and Contingent Liabilities

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include the duration and severity of the COVID-19 pandemic and its impact on our business; reductions in customers’ research budgets or government funding; domestic and global economic conditions; economic, political and other risks associated with international revenues and operations; recently enacted U.S. government tax reform; currency exchange rate fluctuations; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; the seasonal nature of purchasing in Europe; our failure to expand into foreign countries and international markets; our inability to manage our growth; competition from our competitors; our substantial debt and our ability to meet the financial covenants contained in our credit facility; failure or inadequacy of the our information technology structure; impact of difficulties implementing our enterprise resource planning systems; information security incidents or cybersecurity breaches; our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; unanticipated costs relating to acquisitions and known and unknown costs arising in connection with our consolidation of business functions and our current and any future restructuring initiatives; failure of any banking institution in which we deposit our funds or its failure to provide services; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of Biostage to indemnify us for any liabilities associated with Biostage’s business; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs; our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; global stock market volatility, currency exchange rate fluctuations and regulatory changes caused by the United Kingdom’s exit from the European Union; plus other factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2020, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Harvard Bioscience, Inc., and its subsidiaries.

Overview

Harvard Bioscience, Inc. is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and preclinical testing for drug development. Our customers range from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe, and China, we sell through a combination of direct and distribution channels to customers around the world.

Recent Developments

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact remain unknown and rapidly evolving. Since the global outbreak of COVID-19, many customers, particularly academic research institutions, have been unable to maintain laboratory work which has negatively impacted, and will continue to negatively impact, our sales. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, we transitioned the majority of our workforce to work-from-home while implementing social distancing requirements and other measures in factories to allow manufacturing and other personnel essential to production to continue work within our facilities. Business travel was significantly reduced during this period. While we have maintained operations under these conditions, these measures represent disruptions which can impact productivity including sales and marketing activities. Accordingly, these conditions in addition to the overall impact on the global economy has negatively impacted our results of operations and cash flows.

Revenue for the three months ended March 31, 2021 and for the year ending December 31, 2020 was negatively impacted due to the conditions noted, and is likely to continue to be negatively impacted by delayed or partial reopening of academic research institutions. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Restructuring Plan

In December 2019, we implemented a restructuring plan (the “2019 Restructuring Plan”) to deliver significant cost savings beginning in 2020 and support delivery of a strategic action plan announced in September 2019. The 2019 Restructuring Plan includes consolidation of our Connecticut manufacturing plant with our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business equal to approximately 10% of our headcount. The 2019 Restructuring Plan is expected to deliver annualized run-rate savings of $4.0 million to $5.0 million. The original initiatives under the 2019 Restructuring Plan were completed in the second half of 2020.

We continued to execute the 2019 Restructuring Plan during the COVID-19 pandemic and expanded the scope of the restructuring by realigning our organizational structure to reduce management layers and accelerated our efforts to move to a leaner organization and operation. As a result of this expanded scope, we eliminated additional headcount during 2020 and in the first quarter of 2021 communicated to employees our plan to consolidate certain engineering operations and eliminate two small facilities in Europe. These incremental actions are expected to generate additional annualized cost savings of approximately $2.0 million, and are expected to be complete in the first half of 2021.

A portion of the savings generated from these actions is expected to be reinvested to drive profitable revenue growth.

As a result of the actions taken under the 2019 Restructuring Plan and incremental cost reduction actions taken, we expect to incur costs associated with headcount reductions, program management and other transition costs required to affect the site consolidations and other business improvements totaling approximately $8.0 million, substantially all of which is expected to result in cash outlays. Through March 31, 2021, approximately $6.7 million of cash payments were made related to these restructuring activities. We believe these strategic actions will position the business for improved financial performance.

Selected Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three Months Ended March 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue
Revenues	$26,989		$23,771
Gross profit	15,431	57.2%	12,982	54.6%
Sales and marketing expenses	5,386	20.0%	5,579	23.5%
General and administrative expenses	6,333	23.5%	6,759	28.4%
Research and development expenses	2,487	9.2%	2,490	10.5%
Amortization of intangible assets	1,464	5.4%	1,427	6.0%
Interest expense	411	1.5%	1,299	5.5%
Income tax (benefit) expense	(15)	-0.1%	55	0.2%

Revenues

Revenues for the three months ended March 31, 2021 were $27.0 million, an increase of approximately $3.2 million, or 13.5%, compared to revenues of $23.8 million for the three months ended March 31, 2020. Revenue increased due to improved sales of products from our preclinical product family associated with improved sales processes and product enhancements released in 2020. Revenue was negatively impacted by the COVID-19 pandemic, most significantly by lower sales to academic labs and other institutions temporarily closed as a result of the pandemic. The negative impact of academic lab closures has moderated since the middle of 2020 but continued to negatively impact the business through the first quarter of 2021.

Gross profit

Gross profit increased $2.4 million, or 18.9%, to $15.4 million for the three months ended March 31, 2021, compared with $13.0 million for the three months ended March 31, 2020, due primarily to the increase in revenue noted. Gross margin increased to 57.2% for the three months ended March 31, 2021 compared with 54.6% for the three months ended March 31, 2020. The increase in gross margin was due to higher volume and improved product mix.

Sales and marketing expenses

Sales and marketing expenses decreased $0.2 million, or 3.5%, to $5.4 million for the three months ended March 31, 2021 compared to $5.6 million during the same period in 2020. The decrease was primarily due to cost reduction initiatives and lower travel and trade show related costs due to Covid-related restrictions, offset by investments in new marketing and sales support personnel and higher variable sales costs.

General and administrative expenses

General and administrative expenses were $6.3 million for the three months ended March 31, 2021, a decrease of $0.4 million, or 6.3%, compared with $6.8 million for the three months ended March 31, 2020. The decrease was due to cost reduction initiatives and lower restructuring and other costs to affect our strategic plans, offset by higher variable compensation.

Research and development expenses

Research and development expenses were $2.5 million for the three months ended March 31, 2021 and did not change materially as compared to the three months ended March 31, 2020.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.5 million for the three months ended March 31, 2021 and did not change materially as compared to the three months ended March 31, 2020.

Interest expense

Interest expense was $0.4 million for the three months ended March 31, 2021, a decrease of $0.9 million, or 68.4%, compared with $1.3 million for the three months ended March 31, 2020. The decrease was due to lower interest rates under our new Credit Agreement entered into on December 22, 2020, as well as reduced average borrowing as compared to the prior period.

Income tax (benefit) expense

Income tax ( benefit) expense for the three months ended March 31, 2021 and 2020 was not significant. The effective tax rates for the three months ended March 31, 2021 and 2020 were 2.2% and (1.2)%, respectively. The difference between our effective tax rates in 2021 and 2020 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We currently have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

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

As of March 31, 2021, we held cash and cash equivalents of $5.8 million, compared with $8.3 million at December 31, 2020. As of March 31, 2021 and December 31, 2020, we had $44.9 million and $49.4 million of borrowings outstanding under our Credit Facility, respectively. Total debt, net of cash and cash equivalents, was $39.1 million at March 31, 2021, compared to $41.1 million at December 31, 2020.

On December 22, 2020, we entered into the Credit Facility which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility. Obligations under the Credit Agreement are secured by substantially all of our assets and are guaranteed by certain of our direct, domestic wholly-owned subsidiaries. The Credit Agreement matures on December 22, 2025. See Note 9 to the Consolidated Financial Statements for a detailed discussion regarding our Credit Agreement.

As of March 31, 2021, the interest rate on our borrowings was 3.25%, and our available borrowing capacity under the revolving line of credit was $19.6 million. We are compliant with all covenants under the Credit Agreement as of March 31, 2021.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$1,037	$2,871
Net cash used in investing activities	(301)	(241)
Net cash used in financing activities	(3,141)	(5,071)
Effect of exchange rate changes on cash	(97)	(12)
Decrease in cash and cash equivalents	$(2,502)	$(2,453)

Cash provided by operations was $1.0 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. Cash flow from operations for the three months ended March 31, 2021, was lower than prior year due to variable compensation paid in 2021 and higher levels of working capital due to sales growth. Cash flow from operations for the three months ended March 31, 2020 was positively impacted by reductions in working capital due to lower revenue and management efforts to offset the initial significant negative impacts that the COVID-19 pandemic had on revenue.

Cash used in investing activities was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, primarily consisting of capital expenditures.

Cash used in financing activities was $3.1 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we repaid $4.5 million of debt, which included a term loan installment payment of $0.5 million and paydown of debt under our revolving facility of $4.0 million. Net cash proceeds from the issuance of common stock associated with stock option exercises were $1.5 million. During the three months ended March 31, 2020, we repaid $4.8 million of debt, which included a term loan installment payment of $0.8 million and an excess cash flow payment of $4.0 million as required by the Prior Credit Facility.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the British pound, the euro, the Canadian dollar and the Swedish krona.

During the three months ended March 31, 2021, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues of approximately $0.8 million and an unfavorable effect on expenses of approximately $0.7 million.

The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income (loss) during the three months ended March 31, 2021 was approximately $1.3 million, compared to a gain of $1.6 million for the three months ended March 31, 2020.

In addition, currency exchange rate fluctuations included as a component of net income resulted in currency gains of approximately $0.1 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see “Recently Issued Accounting Pronouncements” included in Note 2 to our Consolidated Financial Statements included in “Part I, Item 1. Financial Statement” of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information included in Note 13 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this quarterly report is incorporated herein by reference.

Item 1A.	Risk Factors.

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial position, or future results of operations. The risks described in those filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. To our knowledge, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Date: May 7, 2021

HARVARD BIOSCIENCE, INC.

By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

By:	/s/ MICHAEL A. ROSSI
Michael A. Rossi
Chief Financial Officer