Form 10-Q
period 2021-09-30
HARVARD BIOSCIENCE INC
filed 2021-11-05
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S- T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2021, there were 40,810,515 shares of the registrant’s common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,548	$8,317
Accounts receivable, net	18,340	17,766
Inventories	25,978	22,262
Other current assets	5,820	3,355
Total current assets	55,686	51,700
Property, plant and equipment, net	3,453	3,960
Operating lease right-of-use assets	7,081	7,761
Goodwill	57,987	58,590
Intangible assets, net	28,941	33,151
Other long-term assets	724	1,092
Total assets	$153,872	$156,254
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,470	$1,721
Current portion of operating lease liabilities	2,127	2,111
Accounts payable	5,616	5,972
Deferred revenue	3,623	3,771
Other current liabilities	9,670	7,478
Total current liabilities	23,506	21,053
Long-term debt	42,740	46,286
Deferred tax liability	1,549	1,899
Operating lease liabilities	6,716	7,481
Other long-term liabilities	2,474	2,854
Total liabilities	76,985	79,573
Commitments and contingencies - Note 13
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 40,809,018 and 47,152,587 shares issued and 40,809,018 and 39,407,080 shares outstanding, respectively	451	444
Additional paid-in-capital	225,074	232,357
Accumulated deficit	(133,635)	(132,386)
Accumulated other comprehensive loss	(15,003)	(13,066)
Treasury stock at cost, -0- and 7,745,507 common shares, respectively	-	(10,668)
Total stockholders' equity	76,887	76,681
Total liabilities and stockholders' equity	$153,872	$156,254

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$29,663	$24,037	$85,849	$71,116
Cost of revenues	13,355	10,542	37,757	30,783
Gross profit	16,308	13,495	48,092	40,333

Sales and marketing expenses	6,183	4,588	17,299	14,446
General and administrative expenses	5,458	5,399	18,190	17,828
Research and development expenses	2,660	1,949	7,848	6,336
Amortization of intangible assets	1,459	1,377	4,388	4,258
Total operating expenses	15,760	13,313	47,725	42,868

Operating income (loss)	548	182	367	(2,535)

Other (expense) income:
Interest expense	(373)	(1,205)	(1,161)	(3,737)
Other, net	(130)	(392)	(477)	(472)
Total other expense	(503)	(1,597)	(1,638)	(4,209)

Income (loss) before income taxes	45	(1,415)	(1,271)	(6,744)
Income tax expense (benefit)	215	(317)	(22)	451
Net loss	$(170)	$(1,098)	$(1,249)	$(7,195)

Loss per share:
Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.03)	$(0.19)

Weighted-average common shares:
Basic and diluted	40,754	38,920	40,202	38,540

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(170)	$(1,098)	$(1,249)	$(7,195)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,135)	1,638	(1,937)	681
Derivatives qualifying as hedges, net of tax	-	92	-	34
Other comprehensive (loss) income	(1,135)	1,730	(1,937)	715
Comprehensive (loss) income	$(1,305)	$632	$(3,186)	$(6,480)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

					Accumulated
Three Months Ended	Number		Additional		Other		Total
September 30, 2021	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity

Balance at June 30, 2021	40,486	$451	$225,583	$(133,465)	$(13,868)	$-	$78,701
Stock option exercises	38	-	150	-	-	-	150
Vesting of restricted stock units	493	-	-	-	-	-	-
Shares withheld for taxes	(208)	-	(1,663)	-	-	-	(1,663)
Stock compensation expense	-	-	1,004	-	-	-	1,004
Net loss	-	-	-	(170)	-	-	(170)
Other comprehensive loss	-	-	-	-	(1,135)	-	(1,135)
Balance at September 30, 2021	40,809	$451	$225,074	$(133,635)	$(15,003)	$-	$76,887

					Accumulated
Three Months Ended	Number		Additional		Other		Total
September 30, 2020	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at June 30, 2020	46,414	$438	$230,675	$(130,673)	$(13,704)	$(10,668)	$76,068
Stock option exercises	3	-	7	-	-	-	7
Stock purchase plan	-	-	1	-	-	-	1
Vesting of restricted stock units	467	-	-	-	-	-	-
Shares withheld for taxes	(164)	-	(620)	-	-	-	(620)
Stock compensation expense	-	-	1,079	-	-	-	1,079
Net loss	-	-	-	(1,098)	-	-	(1,098)
Other comprehensive income	-	-	-	-	1,730	-	1,730
Balance at September 30, 2020	46,720	$438	$231,142	$(131,771)	$(11,974)	$(10,668)	$77,167

					Accumulated
Nine Months Ended	Number		Additional		Other		Total
September 30, 2021	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at December 31, 2020	47,153	$444	232,357	$(132,386)	$(13,066)	$(10,668)	$76,681
Retirement of treasury stock	(7,746)	-	(10,668)	-	-	10,668	-
Stock option exercises	535	7	2,700	-	-	-	2,707
Stock purchase plan	56	-	202	-	-	-	202
Vesting of restricted stock units	1,196	-	-	-	-	-	-
Shares withheld for taxes	(385)	-	(2,653)	-	-	-	(2,653)
Stock compensation expense	-	-	3,136	-	-	-	3,136
Net loss	-	-	-	(1,249)	-	-	(1,249)
Other comprehensive loss	-	-	-	-	(1,937)	-	(1,937)
Balance at September 30, 2021	40,809	$451	$225,074	$(133,635)	$(15,003)	$-	$76,887

					Accumulated
Nine Months Ended	Number		Additional		Other		Total
September 30, 2020	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at December 31, 2019	45,934	$438	$229,189	$(124,576)	$(12,689)	$(10,668)	$81,694
Stock option exercises	10	-	26	-	-	-	26
Stock purchase plan	64	-	168	-	-	-	168
Vesting of restricted stock units	981	-	-	-	-	-	-
Shares withheld for taxes	(269)	-	(882)	-	-	-	(882)
Stock compensation expense	-	-	2,641	-	-	-	2,641
Net loss	-	-	-	(7,195)	-	-	(7,195)
Other comprehensive income	-	-	-	-	715	-	715
Balance at September 30, 2020	46,720	$438	$231,142	$(131,771)	$(11,974)	$(10,668)	$77,167

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,249)	$(7,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,311	1,453
Amortization of intangible assets	4,388	4,258
Amortization of deferred financing costs	210	295
Stock-based compensation expense	3,136	2,641
Deferred income taxes and other	(498)	29
Changes in operating assets and liabilities:
Accounts receivable	(727)	6,805
Inventories	(4,048)	(511)
Other assets	(2,088)	(878)
Accounts payable and accrued expenses	1,901	586
Deferred revenue	(142)	(380)
Other liabilities	(1,049)	(262)
Net cash provided by operating activities	1,145	6,841

Cash flows from investing activities:
Additions to property, plant, and equipment	(837)	(1,088)
Additions to intangible assets	(150)	-
Net cash used in investing activities	(987)	(1,088)

Cash flows from financing activities:
Proceeds from issuance of debt	2,500	9,615
Repayments of debt	(5,500)	(20,251)
Debt issuance costs	(102)	-
Proceeds from exercise of stock options	2,909	194
Taxes paid related to net share settlement of equity awards	(2,653)	(882)
Net cash used in financing activities	(2,846)	(11,324)

Effect of exchange rate changes on cash	(81)	42
Decrease in cash and cash equivalents	(2,769)	(5,529)
Cash and cash equivalents at beginning of period	8,317	8,335
Cash and cash equivalents at end of period	$5,548	$2,806

Supplemental disclosures of cash flow information:
Cash paid for interest	$836	$3,795
Cash paid for income taxes, net of refunds	$506	$410

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies, and Risks and Uncertainties

Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, Harvard Bioscience or the Company) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial  statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2021, results of operations and comprehensive income (loss) and cash flows for the three months and nine months ended September 30, 2021 and 2020, as applicable, have been made. The results of operations for the three months and nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full   fiscal year or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2021.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on the Company’s operations to date and the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Since the global outbreak of COVID-19, many customers, particularly academic research institutions, have reduced laboratory work which has negatively impacted, and will continue to negatively impact, the Company’s sales. While many of the Company's customers, including academic labs, have reopened, a significant number of them remained closed or at significantly lower capacity levels through the third quarter of 2021. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, the Company transitioned a significant portion of its workforce to work-from-home while implementing social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within the Company's facilities. Business travel was significantly reduced during this period. While a portion of the workforce has returned to in-office work and travel is less restricted, the Company continued to have restrictions which represent disruptions which can impact productivity including sales and marketing activities.

The global supply chain has experienced significant disruptions during 2021 due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19, leading to increased cost of freight and purchased materials, while also delaying customer shipments. Accordingly, these conditions in addition to the overall impact on the global economy have negatively impacted results of operations and cash flows.

2.	Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. The Company adopted the provisions of ASU 2019-12 effective on January 1, 2021. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements to be Adopted

In September 2016, the FASB issued ASU  2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact that adopting ASU 2016-13 and related amendments will have on its consolidated financial position, results of operations and cash flows.

3.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2021, were as follows:

(in thousands)
Carrying amount at December 31, 2020	$58,590
Effect of change in currency translation	(603)
Carrying amount at September 30, 2021	$57,987

Intangible Assets

		September 30, 2021			December 31, 2020
	Weighted	(in thousands)
Amortizable intangible assets:	Average Life*	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Distribution agreements/customer relationships	8.1	$17,874	$(8,482)	$9,392	$18,237	$(7,746)	$10,491
Existing technology	4.4	38,861	(23,179)	15,682	38,761	(20,674)	18,087
Trade names and patents	4.7	8,559	(4,935)	3,624	8,681	(4,362)	4,319
Total amortizable intangible assets		$65,294	$(36,596)	$28,698	$65,679	$(32,782)	$32,897
Indefinite-lived intangible assets:				243			254
Total intangible assets				$28,941			$33,151

* Weighted average life in years as of September 30, 2021

Intangible asset amortization expense was $1.5 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and was $4.4 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter as of September 30, 2021, is as follows:

Amortization
Year Ending December 31,	Expense
(in thousands)
2021 (remainder of year)	$1,456
2022	5,791
2023	5,684
2024	5,379
2025	4,271
Thereafter	6,117
Total	$28,698

4.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	September 30,	December 31,
(in thousands)	2021	2020
Finished goods	$5,510	$4,938
Work in process	3,506	3,513
Raw materials	16,962	13,811
Total	$25,978	$22,262

Other Current Liabilities:	September 30,	December 31,
(in thousands)	2021	2020
Compensation	$3,992	3,715
Professional fees	793	432
Warranty costs	228	185
Customer related costs	1,992	1,093
Interest	369	46
Accrued income taxes	246	286
Other	2,050	1,721
Total	$9,670	$7,478

5.	Restructuring and Other Exit Costs

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify operational efficiencies, enhance commercial capabilities, and align its cost base and infrastructure with customer needs and its strategic plans. In order to realize these opportunities, the Company undertakes restructuring-type activities from time to time to transform its business.

The following table summarizes the changes in the restructuring liabilities for the nine months ended September 30, 2021:

(in thousands)	Severance	Other	Total
Balance at December 31, 2020	$270	$18	$288
Restructuring and other exit costs	1,160	116	1,276
Non-cash charges	-	(41)	(41)
Cash payments	(1,319)	(93)	(1,412)
Balance at September 30, 2021	$111	$-	$111

The restructuring liability has been included in other current liabilities in the consolidated balance sheet and is payable within the next twelve months. Restructuring costs were $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Restructuring costs were $1.3 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. Substantially all of these restructuring costs have been included as a component of general and administrative expenses.

6.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (“MCS”), the Company entered into a facility lease agreement with the former principal owner of MCS who became an employee of the Company at the time of the acquisition and subsequently retired in 2021. The MCS agreement expires on December 31, 2024. Pursuant to this lease agreement, the Company made rent payments of $0.1 million for each of the three months ended September 30, 2021 and 2020, respectively, and $0.2 million for each of the nine months ended September 30, 2021 and 2020, respectively.

7.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three and nine months ended September 30, 2021 and 2020, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$521	$565	$1,544	$1,647
Short term lease cost	49	46	150	131
Sublease income	(25)	(26)	(76)	(158)
Total lease cost	$545	$585	$1,618	$1,620

Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$1,791	$2,041
Right of use assets obtained in exchange for lease obligations:	$351	$401

Supplemental balance sheet information related to the Company's operating leases was as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Operating lease right-of use assets	$7,081	$7,761

Current portion, operating lease liabilities	$2,127	$2,111
Operating lease liabilities, long term	6,716	7,481
Total operating lease liabilities	$8,843	$9,592

Weighted average remaining lease term (years)	6.9	7.4
Weighted average discount rate	9.2%	9.2%

Maturities of operating lease liabilities for each twelve-month period subsequent to September 30, 2021, are as follows:

(in thousands)
2021	$2,127
2022	2,057
2023	1,964
2024	1,047
2025	974
Thereafter	4,129
Total lease payments	12,298
Less imputed interest	(3,455)
Total operating lease liabilities	$8,843

8.	Capital Stock and Stock-Based Compensation

Retirement of Treasury Stock

In May 2021, the Company retired the 7,745,507 shares of common stock held by the Company as treasury shares and returned these shares to the status of authorized and unissued shares of common stock.

Stock-Based Payment Awards

Activity under the Company’s equity incentive plans for the nine months ended September 30, 2021, was as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at December 31, 2020	2,637,339	$3.51	1,560,461	$2.44	813,031	2.12
Granted	-	-	793,968	4.65	293,509	4.61
Exercised	(534,862)	3.78	-	-	-	-
Vested (RSUs)	-	-	(799,264)	2.48	(396,274)	2.09
Cancelled/Forfeited	(651,368)	4.24	(57,215)	3.65	(6,179)	2.98
Performance Factor Adjustment	-	-	-	-	163,216	2.98
Balance at September 30, 2021	1,451,109	$3.12	1,497,950	$3.54	867,303	$3.13

Stock-based compensation expense related to stock options, restricted stock units, Market Condition RSU’s and the Company’s employee stock purchase plan for the three and nine months ended September 30, 2021 and 2020, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenues	$32	$19	$83	$43
Sales and marketing expenses	149	92	373	205
General and administrative expenses	790	908	2,593	2,249
Research and development expenses	33	60	87	144
Total stock-based compensation expenses	$1,004	$1,079	$3,136	$2,641

As of September 30, 2021, the total compensation costs related to unvested awards not yet recognized is $6.0 million and the weighted average period over which it is expected to be recognized is approximately 2.0 years. The Company did not capitalize any stock-based compensation.

The weighted average estimated fair value of the Market Condition RSUs that were granted during the nine months ended September 30, 2021 was $4.61 per unit. The following assumptions were used to estimate the fair value of the Market Condition RSUs granted during the nine months ended September 30, 2021 using a Monte-Carlo valuation simulation:

2021
Volatility	65.1%
Risk-free interest rate	0.3%
Correlation coefficient	35.7%
Dividend yield	-%

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options, restricted stock units and Market Condition RSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted earnings per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Basic	40,754	38,920	40,202	38,540
Dilutive effect of equity awards	-	-	-	-
Diluted	40,754	38,920	40,202	38,540

The Company has excluded from the shares used in calculating the diluted earnings per common share options, restricted stock units and Market Condition RSUs totaling 3,816,362 and 5,473,292 as of September 30, 2021 and 2020 respectively, as the impact of these shares would be anti-dilutive.

9.	Long-Term Debt

As of September 30, 2021 and December 31, 2020, the Company’s borrowings were comprised of:

	September 30,	December 31,
(in thousands)	2021	2020
Long-term debt:
Term loan	$38,500	$40,000
Revolving line	7,900	9,400
Less: unamortized deferred financing costs	(1,190)	(1,393)
Total debt	45,210	48,007
Less: current portion of long-term debt	(2,750)	(2,000)
Current unamortized deferred financing costs	280	279
Long-term debt	$42,740	$46,286

On December 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank (together, the “Lenders”). The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc., and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. As of September 30, 2021, available borrowing capacity under the revolving line of credit was $17.1 million. The Credit Facility replaced the Company’s prior credit facility, which was repaid with borrowings under the Credit Facility.

Borrowings under the Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or nine months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a “LIBOR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). LIBOR interest under the Credit Agreement is subject to applicable market rates and a floor of 0.50%. The alternative base rate is based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. The applicable interest rate margin varies from 2.0% per annum to 3.25% per annum for LIBOR Loans, and from 1.5% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Credit Agreement. Interest on LIBOR Loans is payable in arrears on the last day of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain circumstances.

As of September 30, 2021, the weighted average interest rate on the Credit Agreement borrowings was 3.0%. The effective interest rate for the three months ended September 30, 2021 and 2020, was 3.2% and 10.1%, respectively. The effective interest rate for the nine months ended September 30, 2021 and 2020, was 3.3% and 9.8%, respectively.

Commencing on March 31, 2021, the outstanding term loans amortizes in quarterly installments of $0.5 million per quarter on such date and during each of the next three quarters thereafter, $0.75 million per quarter during the next eight quarters thereafter and $1.0 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year ended December 31, 2021, and for each fiscal year thereafter, the term loans may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

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

On January 31, 2018, the Company entered into an interest rate swap contract with a notional amount of $36.0 million and a termination date of January 1, 2023. This swap contract, which converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Company’s prior credit facility at 2.72% was cancelled on December 22, 2020, in connection with the new Credit Agreement as described in Note 9. The Company structured this interest rate swaps to be fully effective in accordance with ASC 815 “Derivatives and Hedging”, and therefore changes in the fair value of the swap offset the variability of cash flows associated with the variable-rate, long-term debt obligations and were reported in accumulated other comprehensive income (AOCI). These amounts subsequently were reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

The following table summarizes the effect of derivatives designated as cash flow hedging instruments and their classification within comprehensive loss for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2020
Amount of loss recognized in OCL on derivatives (effective portion)	$(1)	$(228)
Amounts reclassified from accumulated other comprehensive loss to interest expense	93	262
Total	$92	$34

11.	Revenues

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Instruments, equipment, software and accessories	$28,485	$21,851	$82,304	$66,857
Service, maintenance and warranty contracts	1,178	2,186	3,545	4,259
Total revenues	$29,663	$24,037	$85,849	$71,116

The following tables represent a disaggregation of revenue by geographic destination for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
United States	$12,709	$11,110	$37,300	$30,381
Europe	8,366	6,777	25,569	20,617
Asia	7,161	4,240	18,588	14,180
Rest of the world	1,427	1,910	4,392	5,938
Total revenues	$29,663	$24,037	$85,849	$71,116

No customer accounted for more than 10% of revenues for the three and nine months ended September 30, 2021 and 2020.

Deferred revenue

The following tables provide details of deferred revenue as of the periods indicated:

	September 30,	December 31,
(in thousands)	2021	2020
Service contracts	$1,839	$1,629
Customer advances	1,784	2,142
Total deferred revenue	$3,623	$3,771

During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $1.4 million and $1.7 million from contract liabilities existing at December 31, 2020 and 2019, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts receivable. A rollforward of the allowance for doubtful accounts is as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance, beginning of period	$227	$325
Bad debt (credit) expense	(13)	24
Charge-offs and other	(71)	(60)
Effect of foreign currency translation	(5)	4
Balance, end of period	$138	$293

12.	Income Tax

Income tax expense (benefit) was $0.2 million and $(0.3) million for the three months ended September 30, 2021 and 2020, respectively, and was less than $(0.1) million and $0.5 million for the nine months ended September 30, 2021 and 2020. The effective tax rates for the three months ended September 30, 2021 and 2020, were 477.8% and 22.4%, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020, were 1.7% and (6.7)%, respectively.

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

On October 1, 2019, the Court entered an order granting plaintiffs’ motion to compel the defendant to produce discovery. Subsequently, the plaintiffs filed a motion for sanctions against the Company on January 6, 2020 claiming failure to produce. The Company’s counsel at the time, which had been selected for the case by the Company’s liability insurance carrier, never notified the Company of plaintiffs’ motion and never responded to plaintiff’ motion. As a result of the failure of our former counsel to respond, on January 29, 2020, the Court entered an order allowing plaintiffs’ sanctions against the Company and the other defendants, which establishes a sanction of admitted liability. In June 2021, the Company was informed of these 2019 and 2020 court actions by new defense counsel appointed by the Company’s liability insurance carrier. On June 9, 2021, the Company, together with the other defendants, filed a motion to vacate the Court’s order allowing plaintiffs’ motion for sanctions. On August 6, 2021, the Court issued a ruling in the Company’s favor, vacating the sanctions.

On September 15, 2021, Biostage’s products liability insurance carrier, which insures the Company as an additional insured and which had appointed defense counsel and had been defending both Biostage and the Company on this case, notified the Company and Biostage that it was denying coverage under the applicable policy for the lawsuit and would no longer be providing a defense to the Company or Biostage with respect thereto, or covering related legal expenses incurred after September 30, 2021. The insurance carrier also filed a corresponding complaint for declaratory judgment with the Court asking the Court to declare that said insurance provider is not required to defend, indemnify or provide coverage to the Company or Biostage with respect to the lawsuit. The Company believes that the insurance carrier’s grounds for denying coverage are without merit, and intends to vigorously defend against this complaint for declaratory judgment and the insurance carrier’s denial of the claim and related matters in order to, among other things, restore the Company’s rights to seek insurance coverage for any damages awarded in the lawsuit. However, there can be no assurance that the Company and Biostage will prevail in the insurance coverage litigation. As such, it is unclear at this point if the Company’s liability insurance coverage will reimburse the Company for all or any portion of any defense costs or damages if the Company were to lose the underlying case on the merits.

While there can be no assurance of prevailing, the Company intends to defend the plaintiff’s claims against the Company vigorously. The Company has retained new defense counsel for the lawsuit and a trial date has been set for October 2022. If the Company loses on the merits and a jury awards damages, the Company does not know the exact amount of compensatory and, potentially, punitive damages that could be awarded, but the amounts could be substantial. The Company is also evaluating possible malpractice claims as one source of recovery but has not asserted such a claim and cannot provide assurance that such a claim would provide a recovery. Further, while Biostage has agreed to indemnify the Company for claims and losses relating to certain liabilities that it has assumed from the Company, including liabilities in connection with the sale of Biostage’s products and other liabilities related to the operation of Biostage’s business, the Company cannot be assured that Biostage will have the ability to indemnify the Company against the liabilities the Company may incur in this lawsuit, in particular due to Biostage’s overall financial condition. If Biostage is unable to satisfy its obligations under its indemnity to the Company and if the insurance carrier does not fund the defense of the case, the Company may have to fund the entire defense of the case and satisfy the liabilities in this lawsuit, which could have an adverse impact on the Company’s financial condition or cash flows.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and  Results  of  Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include the duration and severity of the COVID-19 pandemic and its impact on our business; reductions in customers’ research budgets or government funding; domestic and global economic conditions; economic, political and other risks associated with international revenues and operations; recently enacted U.S. government tax reform;  currency exchange  rate  fluctuations; economic and political conditions generally and those affecting pharmaceutical and biotechnology industries; the seasonal nature  of  purchasing  in Europe; our  failure to expand into foreign countries and international markets; our inability to manage our growth; competition from our competitors; our substantial debt and our ability to meet the financial covenants contained in our credit facility; failure or inadequacy of the our information technology structure; impact of difficulties implementing our enterprise resource planning systems; information security incidents or cybersecurity breaches; our failure to identify potential acquisition candidates and successfully close such acquisitions with favorable pricing or integrate acquired businesses or technologies; unanticipated costs relating to acquisitions and known and unknown costs arising in connection with our consolidation of business functions and our current and any future restructuring initiatives; failure of any banking institution in which we deposit our funds or its failure to provide services; our failure to raise or generate capital necessary to implement our acquisition and expansion strategy; the failure of Biostage to indemnify us for any liabilities associated with Biostage’s business; impact of any impairment of our goodwill or intangible assets; our ability to retain key personnel; failure or inadequacy or our information technology structure; rising commodity and precious metals costs; our ability to protect our intellectual property and operate without infringing on others’ intellectual property; exposure to product and other liability claims; global stock market volatility, currency exchange rate fluctuations and regulatory changes caused by the United Kingdom’s exit from the European Union; plus other factors described under the heading  “Item 1A. Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2020, or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Recent Developments

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact remain unknown and rapidly evolving. Since the global outbreak of COVID-19, many customers, particularly academic research institutions, reduced laboratory work which has negatively impacted, and will continue to negatively impact, our sales. While many of our customers, including academic labs, have reopened, a significant number of them remained closed or at significantly lower capacity levels through the third quarter of 2021. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, we transitioned a significant portion of our workforce to work-from-home while implementing social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within our facilities. Business travel was significantly reduced during this period. While a portion of the workforce has returned to in-office work and travel is less restricted, we continue to have restrictions which represent disruptions which can impact productivity including sales and marketing activities.

The global supply chain has experienced significant disruptions during 2021 due to electronic component and labor shortages and other macroeconomic factors, leading to increased cost of freight, purchased materials and manufacturing labor costs, while also delaying customer shipments. We believe these supply chain trends will continue through the rest of 2021. These conditions in addition to the overall impact on the global economy have negatively impacted our results of operations and cash flows.

Revenue for the three and nine months ended September 30, 2021, and for the year ending December 31, 2020, was negatively impacted due to the conditions noted. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Restructuring Plan

In December 2019, we implemented a restructuring plan (the “2019 Restructuring Plan”) to deliver significant cost savings beginning in 2020 and support delivery of a strategic action plan announced in September, 2019. The 2019 Restructuring Plan includes consolidation of our Connecticut manufacturing plant with our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business equal to approximately 10% of our headcount. The 2019 Restructuring Plan is expected to deliver approximately $4.5 million of annualized run-rate savings. The original initiatives under the 2019 Restructuring Plan were completed in the second half of 2020.

We continued to execute the 2019 Restructuring Plan during the COVID-19 pandemic and expanded the scope of the restructuring by realigning our organizational structure to reduce management layers and accelerated our efforts to move to a leaner organization and operation. As a result of this expanded scope, we eliminated additional headcount during 2020 and in the first quarter of 2021 communicated to employees our plan to consolidate certain engineering operations and eliminate two small facilities in Europe. These incremental actions are expected to generate additional annualized cost savings of approximately $2.0 million and were substantially complete as of June 30, 2021.

We incurred cash outlays of approximately $9.0 million as a result of the actions taken under the 2019 Restructuring Plan and incremental cost reductions and other business improvements. We believe these strategic actions will position the business for improved financial performance.

Selected Results of Operations

Three months ended September 30, 2021, compared to three months ended September 30, 2020.

	Three Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue
Revenues	$29,663		$24,037
Gross profit	16,308	55.0%	13,495	56.1%
Sales and marketing expenses	6,183	20.8%	4,588	19.1%
General and administrative expenses	5,458	18.4%	5,399	22.5%
Research and development expenses	2,660	9.0%	1,949	8.1%
Amortization of intangible assets	1,459	4.9%	1,377	5.7%
Interest expense	373	1.3%	1,205	5.0%
Income tax (benefit) expense	215	0.7%	(317)	-1.3%

Revenue

Revenues for the three months ended September 30, 2021, were $29.7 million, an increase of approximately $5.7 million, or 23.4%, compared to revenues of $24.0 million for the three months ended September 30, 2020. Revenue improved significantly due to academic labs reopening in 2021 as a number of academic labs remained closed during the third quarter of 2020. We believe that academic lab activity has not yet returned to pre-COVID levels, but activity is significantly higher than the prior year period. Revenue also increased due to improved sales of products from our preclinical product family associated with improved sales processes as well as significant growth in China.

Gross profit

Gross profit increased $2.8 million, or 20.8%, to $16.3 million for the three months ended September 30, 2021, compared with $13.5 million for the three months ended September 30, 2020, due primarily to the increase in revenue noted. Gross margin decreased to 55.0% for the three months ended September 30, 2021, compared with 56.1% for the three months ended September 30, 2020. The decrease in gross margin was due to higher supply chain, logistics and manufacturing labor costs. The global supply chain has experienced significant disruptions during 2021 due to electronic component and labor shortages and other macroeconomic factors, leading to the increased cost noted. We believe these supply chain trends will continue through the rest of 2021. These costs were partially offset by volume and improved product mix.

Sales and marketing expenses

Sales and marketing expenses increased $1.6 million, or 34.8%, to $6.2 million for the three months ended September 30, 2021, compared to $4.6 million during the same period in 2020. The increase was primarily due to investments in new marketing and sales support personnel and higher related costs as our employees returned from part-time to full-time status. During the third quarter of 2020 part-time work and other temporary cost reduction measures were in place in response to the rapid reduction of revenue following the onset of COVID-19.

General and administrative expenses

General and administrative expenses were $5.5 million for the three months ended September 30, 2021, an increase of $0.1 million, or 1.1%, compared with $5.4 million for the three months ended September 30, 2020. The increase was due to higher variable compensation offset by lower restructuring and turnaround related costs as compared to the prior period.

Research and development expenses

Research and development expenses were $2.7 million for the three months ended September 30, 2021, an increase of $0.8 million, or 36.5%, compared with $1.9 million for the three months ended September 30, 2020. The increase was due to higher compensation as our employees returned from part-time to full-time status and higher project related costs. During the third quarter of 2020 part-time work and other temporary cost reduction measures were in place in response to the rapid reduction of revenue following the onset of COVID-19.

Amortization of intangible assets

Amortization of intangible asset expenses was $1.5 million for the three months ended September 30, 2021, compared to$1.4 million for the three months ended September 30, 2020.

Interest expense

Interest expense was $0.4 million for the three months ended September 30, 2021, a decrease of $0.8 million, or 69.0%, compared with $1.2 million for the three months ended September 30, 2020. The decrease was primarily due to lower interest rates under our new Credit Agreement entered into on December 22, 2020.

Income tax expense (benefit)

Income tax expense (benefit) for the three months ended September 30, 2021 and 2020 was $0.2 million and $(0.3) million, respectively. The difference between our effective tax rates in 2021 and 2020 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We currently have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Nine months ended September 30, 2021, compared to nine months ended September 30, 2020.

	Nine Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue
Revenues	$85,849		$71,116
Gross profit	48,092	56.0%	40,333	56.7%
Sales and marketing expenses	17,299	20.2%	14,446	20.3%
General and administrative expenses	18,190	21.2%	17,828	25.1%
Research and development expenses	7,848	9.1%	6,336	8.9%
Amortization of intangible assets	4,388	5.1%	4,258	6.0%
Interest expense	1,161	1.4%	3,737	5.3%
Income tax (benefit) expense	(22)	0.0%	451	0.6%

Revenues

Revenues for the nine months ended September 30, 2021, were $85.8 million, an increase of approximately $14.7 million, or 20.7%, compared to revenues of $71.1 million for the nine months ended September 30, 2020. Revenue improved significantly due to academic labs reopening in 2021. A large number of academic labs remained closed during 2020. We believe that academic lab activity has not yet returned to pre-COVID levels, but activity is significantly higher than prior year. Revenue also increased due to improved sales of products from our preclinical product family associated with improved sales processes, product enhancements released in 2020 and significant growth in China.

Gross profit

Gross profit increased $7.8 million, or 19.2%, to $48.1 million for the nine months ended September 30, 2021, compared with $40.3 million for the nine months ended September 30, 2020, due primarily to the increase in revenue noted. Gross margin decreased slightly to 56.0% for the nine months ended September 30, 2021, compared with 56.7% for the nine months ended September 30, 2020. The decrease in gross margin was due to supply chain cost increases which were offset by gross margin increases due to higher volumes and improved product mix.

Sales and marketing expenses

Sales and marketing expenses increased $2.9 million, or 19.7%, to $17.3 million for the nine months ended September 30, 2021, compared to $14.4 million during the same period in 2020. The increase was primarily due to investments in new marketing and sales support personnel and related costs as our employees returned from part-time to full-time status and higher variable sales costs.

General and administrative expenses

General and administrative expenses were $18.2 million for the nine months ended September 30, 2021, an increase of $0.4 million, or 2.0%, compared with $17.8 million for the nine months ended September 30, 2020. The increase was due to higher compensation costs as our employees returned from part-time to full-time status and higher stock-based compensation costs which were partially offset by lower cost reduction initiatives and restructuring costs as compared to the prior period.

Research and development expenses

Research and development expenses were $7.8 million for the nine months ended September 30, 2021, an increase of $1.5 million, or 23.9%, compared with $6.3 million for the nine months ended September 30, 2020. The increase was due to higher compensation costs as our employees returned from part-time to full-time status and higher project related costs.

Amortization of intangible assets

Amortization of intangible asset expenses was $4.4 million for the nine months ended September 30, 2021, compared to $4.3 million for the nine months ended September 30, 2020.

Interest expense

Interest expense was $1.2 million for the nine months ended September 30, 2021, a decrease of $2.6 million, or 68.9%, compared with $3.7 million for the nine months ended September 30, 2020. The decrease was due to lower interest rates under our new Credit Agreement entered into on December 22, 2020, as well as reduced average borrowing as compared to the prior period.

Income tax expense (benefit)

Income tax expense (benefit) for the nine months ended September 30, 2021 and 2020, was less than $(0.1) million and $0.4 million, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020, were 1.7% and (6.7)%, respectively. The difference between our effective tax rates in 2021 and 2020 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We currently have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

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

As of September 30, 2021, we held cash and cash equivalents of $5.5 million, compared with $8.3 million at December 31, 2020. As of September 30, 2021 and December 31, 2020, we had $46.4 million and $49.4 million of borrowings outstanding under our Credit Facility, respectively. Total debt, net of cash and cash equivalents, was $40.9 million at September, 2021, compared to $41.1 million at December 31, 2020.

On December 22, 2020, we entered into the Credit Facility which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility. Obligations under the Credit Agreement are secured by substantially all of our assets and are guaranteed by certain of our direct, domestic wholly-owned subsidiaries. The Credit Facility matures on December 22, 2025. See Note 9 to the Consolidated Financial Statements for a detailed discussion regarding our Credit Agreement.

As of September 30, 2021, the interest rate on our borrowings was 3.0%, and our available borrowing capacity under the revolving line of credit was $17.1 million. We are compliant with all covenants under the Credit Agreement as of September 30, 2021.

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

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash provided by operating activities	$1,145	$6,841
Cash used in investing activities	(987)	(1,088)
Cash used in financing activities	(2,846)	(11,324)
Effect of exchange rate changes on cash	(81)	42
Decrease in cash and cash equivalents	$(2,769)	$(5,529)

Cash provided by operations was $1.1 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively. Cash flow from operations for the nine months ended September 30, 2021, was lower than the prior year period due to higher levels of working capital due to higher inventory levels. Order backlog has increased over 2021 due to longer supplier lead times associated with the global supply chain disruptions noted as well as an overall increase in customer demand and orders. Accordingly, inventory purchasing has increased to ensure continuity of supply for order fulfillment. Cash flow from operations for the nine months ended September 30, 2020, was positively impacted by reductions in working capital due to lower revenue and management efforts to offset the initial significant negative impacts that the COVID-19 pandemic had on revenue.

Cash used in investing activities was $1.0 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively, primarily consisting of capital expenditures. Capital expenditures in 2021 include investments in manufacturing and information technology infrastructure to support revenue growth

Cash used in financing activities was $2.8 million and $11.3 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we reduced total debt outstanding under our credit facility by $3.0 million. This reduction included $1.5 million paid under term loan installments and a net reduction in revolver borrowings of $1.5 million. We also received proceeds of $2.9 million from the exercise of stock options and paid $2.7 million for taxes related to net share settlement of equity awards. During the nine months ended September 30, 2020, we repaid $11.1 million of debt, which included a term loan installment payment of $2.4 million, and an excess cash flow payment of $4.0 million and an additional payment of $4.7 million.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, especially the British pound, the euro, the Canadian dollar, and the Swedish krona.

During the three months ended September 30, 2021, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues of approximately $0.2 million and an unfavorable effect on expenses of approximately $0.3 million. During the nine months ended September 30, 2021, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues of approximately $1.9 million and an unfavorable effect on expenses of approximately $1.9 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income (loss) during the three months ended September 30, 2021 was $1.1 million, compared to a gain of $1.6 million for the three months ended September 30, 2020. The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income (loss) during the nine months ended September 30, 2021 was $1.9 million, compared to a gain of $0.7 million for the nine months ended September 30, 2020.

In addition, currency exchange rate fluctuations included as a component of net income resulted in currency gains (losses) of less than $0.1 million and $(0.3) million during each of the three months ended September 30, 2021 and 2020, and currency gains (losses) of $(0.1) million and $(0.2) million during each of the nine months ended September 30, 2021 and 2020, respectively.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2019, the Court entered an order granting plaintiffs’ motion to compel the defendant to produce discovery. Subsequently, the plaintiffs filed a motion for sanctions against us on January 6, 2020, claiming failure to produce. Our counsel at the time, which had been selected for the case by our liability insurance carrier, never notified us of plaintiffs’ motion and never responded to plaintiffs’ motion. As a result of the failure of our former counsel to respond, on January 29, 2020, the Court entered an order allowing plaintiffs’ sanctions against us and the other defendants, which establishes a sanction of admitted liability. In June 2021, we were informed of these 2019 and 2020 court actions by new defense counsel appointed by our liability insurance carrier. On June 9, 2021, we, together with the other defendants, filed a motion to vacate the Court’s order allowing plaintiffs’ motion for sanctions. On August 6, 2021, the Court issued a ruling in our favor, vacating the sanctions.

On September 15, 2021, Biostage’s products liability insurance carrier, which insures us as an additional insured and which had appointed defense counsel and had been defending both Biostage and us on this case, notified us and Biostage that it was denying coverage under the applicable policy for the lawsuit and would no longer be providing a defense to us or Biostage with respect thereto, or covering related legal expenses incurred after September 30, 2021. The insurance carrier also filed a corresponding complaint for declaratory judgment with the Court asking the Court to declare that said insurance provider is not required to defend, indemnify or provide coverage to the us or Biostage with respect to the lawsuit. We believe that the insurance carrier’s grounds for denying coverage are without merit and intend to vigorously defend against this complaint for declaratory judgment and the insurance carrier’s denial of the claim and related matters in order to, among other things, restore our rights to seek insurance coverage for any damages awarded in the lawsuit. However, there can be no assurance that we and Biostage will prevail in the insurance coverage litigation. As such, it is unclear at this point if the liability insurance coverage will reimburse us for all or any portion of any defense costs or damages if we were to lose the underlying case on the merits.

While there can be no assurance of prevailing, we intend to defend the plaintiff’s claims against us vigorously. We have retained new defense counsel for the lawsuit and a trial date has been set for October 2022. If we lose on the merits and a jury awards damages, we do not know the exact amount of compensatory and, potentially, punitive damages that could be awarded, but the amounts could be substantial. We are also evaluating possible malpractice claims as one source of recovery but have not asserted such a claim and cannot provide assurance that such a claim would provide a recovery. Further, while Biostage has agreed to indemnify us for claims and losses relating to certain liabilities that it has assumed from us, including liabilities in connection with the sale of Biostage’s products and other liabilities related to the operation of Biostage’s business, we cannot be assured that Biostage will have the ability to indemnify us against the liabilities we may incur in this lawsuit, in particular due to Biostage’s overall financial condition. If Biostage is unable to satisfy its obligations under its indemnity to us and if the insurance carrier does not fund the defense of the case, we may have to fund the entire defense of the case and satisfy the liabilities in this lawsuit, which could have an adverse impact on our financial condition or cash flows.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None.

Item 6.       Exhibits

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: November 5, 2021

HARVARD BIOSCIENCE, INC.

By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

By:	/s/ MICHAEL A. ROSSI
Michael A. Rossi
Chief Financial Officer