Form 10-K
period 2021-12-31
HARVARD BIOSCIENCE INC
filed 2022-03-11
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of shares of voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $324.4 million based on the closing sales price of the registrant’s common stock, par value $0.01 per share on that date. At March 7, 2022, there were 41,230,462 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

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

Recent Developments

COVID-19

The COVID-19 pandemic has had a negative impact on our operations since its onset in March 2020. While the Company has improved revenues and operations during 2021, a higher degree of volatility and uncertainty in the global economy has been observed during this period, and with it uncertainty around economic impacts. Since the global outbreak of COVID-19, many customers, particularly academic research institutions, have reduced laboratory work which has negatively impacted, and will continue to negatively impact, the Company’s sales. While many of the Company's customers, including academic labs, have reopened, a significant number of them remained closed or at significantly lower capacity levels during 2021. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, the Company transitioned a significant portion of its workforce to work-from-home while implementing social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within the Company’s facilities. Business travel was significantly reduced during this period. While a portion of the workforce has returned to in-office work and travel is less restricted, the Company continues to have restrictions which represent disruptions which can impact productivity including sales and marketing activities.

The global supply chain experienced significant disruptions during 2021 due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of the COVID-19 pandemic, leading to increased cost of freight, purchased materials and manufacturing labor, while also delaying customer shipments. Accordingly, these conditions in addition to the overall impact on the global economy have negatively impacted our results of operations and cash flows.

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

In December 2019, we implemented a restructuring plan (the “Restructuring Plan”) to deliver significant cost savings beginning in 2020 and to support delivery of the strategic action plan we announced in September 2019. The Restructuring Plan included consolidation of our Connecticut manufacturing plant to our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business equal to approximately 10% of our headcount. The initial initiatives under the Restructuring Plan were completed in the second half of 2020.

We continued to execute the Restructuring Plan during the COVID-19 pandemic and expanded the scope of the restructuring by realigning our organizational structure to reduce management layers and accelerated our efforts to move to a leaner organization and operation. As a result of this expanded scope, we eliminated additional headcount during 2020, and in the first quarter of 2021, communicated to employees our plan to consolidate certain engineering operations and eliminate two small facilities in Europe.

In 2021 we completed cost savings initiatives and related actions related to the Restructuring Plan, and we increased our focus on effectiveness of sales and product management to deliver organic sales growth. A portion of the savings generated from the Restructuring Plan has been reinvested to support these growth initiatives.

Our Products

Our products support research in 6 different classes of laboratory use: (1) molecular, (2) cellular, (3) tissue, (4) organ, (5) organisms or preclinical and (6) clinical. We have organized our product line activities into two product families, Cellular and Molecular Technologies (CMT) and Preclinical.

Products in classes (1), (2), (3), (4) and some products in class (5) are part of CMT, which includes 14 individual business lines supporting new drug discovery and development. Our Preclinical product family includes 4 individual business lines included in class (5) which support the preclinical research phase for drug development. CMT products are primarily sold to academic and government labs and institutions. Preclinical products are primarily sold to pharmaceutical, biotechnology and contract research organizations.

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

In addition to our proprietarily manufactured products, we sell factored products from other manufacturers. These distributed products accounted for approximately 14% and 15% of our revenues for the years ended December 31, 2021 and 2020, respectively. Resale of factored products enable us to act as a single source for our customers’ research needs. They consist of a large variety of complementing instruments or accessories as well as consumables used in experiments involving fluid handling, molecular and cell analysis and tissue, organ and animal research. Following is a description of each product family.

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

●	electroporation and electrofusion instruments, amino acid analyzers, spectrophotometers, and other equipment which primarily support molecular level testing and research; and

●

precision scientific measuring instrumentation and equipment in the field of electrophysiology such as: data acquisition systems with custom amplifier configurations for cellular analysis, complete micro electrode array solutions for in vivo recordings and in vitro systems for extracellular recordings.

Our CMT product family made up approximately 57% of our global revenues for each of the years ended December 31, 2021 and 2020.

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

DSI’s direct sales force supports North America, Europe, and China, with distributors supporting the rest of the world. Our Preclinical products made up approximately 43% of our global revenues for each of the years ended December 31, 2021 and 2020.

Customers

Our end-user customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institutes of Health (NIH), and contract research organizations (CROs). Our pharmaceutical and biotechnology customers have included pharmaceutical companies and research laboratories such as Pfizer, Amgen, Inc., AstraZeneca plc, Genentech, Inc. and Johnson & Johnson. Our academic customers include major colleges and universities including Harvard University, Cambridge University, Johns Hopkins University, Massachusetts Institute of Technology, Yale University, the University of California system, Baylor College of Medicine, and the University of Texas - MD Anderson Center. Our CRO customers include Covance and Charles River Laboratories. We have a wide range of diverse customers worldwide and no customer accounted for more than 10% of our revenues in 2021.

Sales

We conduct direct sales in the United States, United Kingdom, Germany, France, Italy, Spain, Sweden, Canada and China. We sell primarily through distributors in other countries. For the year ended December 31, 2021, revenues from direct sales to end-users represented approximately 67% of our revenues; and revenues from sales of our products through distributors represented approximately 33% of our revenues.

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

Marketing

We have a centralized marketing group, which encompasses product management, field-marketing and market communications and application science. Marketing maintains value-proposition based product roadmaps, collaborates with research and development on timing and investment for new products, supports direct and distributor sales activities, sets the global pricing of our products and conceives the storylines on how to sell our products. Marketing also maintains digital presence across the web and social media, creates electronic leads and analyzes opportunities for new product portfolio extensions.

Research and Development

Our principal research and development mission is to develop products that address growth opportunities within the life science research process as well as to maintain and optimize our existing product portfolios. We maintain development staff in many of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation. Our research and development expenses were approximately $10.8 million and $8.7 million for the years ended December 31, 2021 and 2020, respectively. We anticipate that we will continue to make investments in research and development activities as we deem appropriate. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and acquiring products through business and technology acquisitions.

Manufacturing

We manufacture and test the majority of our products in our principal manufacturing facilities located in the United States, Sweden, Spain and Germany. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house manufacturing expertise, technologies and resources. We seek to maintain multiple suppliers for key components that are not manufactured in-house, and while some of our products are dependent on sole-source suppliers, we have made investments in new talent in procurement and other functions to reduce exposures related to sole-source suppliers, and are accelerating these efforts given the dynamics of the global supply chain in 2021. Our manufacturing operations primarily involve assembly and testing activities along with some machine-based processes. Going forward we will continue to evaluate our manufacturing facilities and operations in order to optimize our manufacturing footprint.

See “Part I, Item 2. Properties” of this report for additional information regarding our manufacturing facilities.

Competition

The markets into which we sell our products are highly competitive, and we expect the intensity of competition to continue or increase. We compete with many companies engaged in developing and selling tools for life science research. Many of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Moreover, our competitors may have greater name recognition than we do, and many offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products, which could render our products obsolete. We cannot provide assurance that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging technologies. We believe that we offer one of the broadest selections of products to organizations engaged in life science research. We have numerous competitors on a product line basis. We believe that we compete favorably with our competitors on the basis of product performance, including quality, reliability, speed, technical support, price and delivery time.

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

We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and copyrights arising from their work for us. Although many of our United States employees have signed agreements not to compete unfairly with us during their employment and after termination of their employment, through the misuse of confidential information, soliciting employees, soliciting customers and the like, the enforceability of these provisions varies from jurisdiction to jurisdiction and, in some circumstances, they may not be enforceable. In addition, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, we cannot provide assurance that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

We do not believe that our products infringe on the intellectual property rights of any third party. We cannot assure, however, that third parties will not claim such infringement by us or our licensors with respect to current or future products. We expect that product developers in our market will increasingly be subject to such claims as the number of products and competitors in our market segment grows and the product functionality in different market segments overlaps. In addition, patents on production and business methods are becoming more common and we expect that more patents will be issued in our technical field. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Moreover, such royalty or licensing agreements, if required, may not be on terms advantageous to us, or acceptable at all, which could seriously harm our business or financial condition.

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

Employees

As of December 31, 2021, we employed 494 employees, which included 475 full-time employees. Some of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good. Additional information about our employees follows:

Employees by country:

Country	Full time	Part time
United States	296	13
Germany	81	6
United Kingdom	34	-
Spain	28	-
China	17	-
Rest of World	19	-
Total	475	19

Employees by business function:

Function	Full time	Part time
Manufacturing	189	8
Sales and marketing	160	3
Research and development	66	1
General and administrative	60	7
Total	475	19

We make employment decisions without regard to age, color, national origin, citizenship status, physical or mental disability, race, religion, creed, gender, sex, sexual orientation, gender identity and/or expression, genetic information, marital status, status with regard to public assistance, veteran and military status or any other characteristic protected by federal, state or local law. We take steps to employ and advance in employment qualified protected veterans and qualified individuals with disabilities.

Every effort is made to ensure that our policies regarding hiring, salary administration, promotion, and transfer are based solely on job requirements, job performance, and job-related criteria.

Geographic Area

Financial information regarding geographic areas in which we operate is provided in Note 15 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report.

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

The following factors should be reviewed carefully, in conjunction with the other information contained in this Annual Report on Form 10-K. As previously discussed, our actual results could differ materially from our forward-looking statements. Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business operations, performance and financial condition could be adversely affected, and the trading price of our common stock could decline.

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

The life sciences industry is also subject to rapid technological change and discovery. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. In some instances, our competitors may develop or market products that are more effective or commercially attractive than our current or future products. To meet the evolving needs of customers, we must continually enhance our current products and develop and introduce new products. However, we may experience difficulties that may delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, our product lines are based on complex technologies that are subject to change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the changes affecting each of the different markets we serve or intend to serve. Our failure to develop and introduce products in a timely manner in response to changing technology, market demands, or the requirements of our customers could cause our product sales to decline, and we could experience significant losses.

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

Many of our customers are universities, government research laboratories, private foundations and other institutions who are dependent on grants from government agencies, such as the National Institutes of Health (“NIH”) in the United States, for funding. These customers represent a significant source of our revenue. Research and development spending by our customers may fluctuate based on spending priorities and general economic conditions. The level of government funding for research and development is unpredictable. In the past, NIH grants have been frozen or otherwise made unavailable for extended periods or directed to certain products. Reductions or delay in governmental spending could cause customers to delay or forego purchases of our products. If government funding necessary for purchase of our products were to decrease, our business and results of operations could be materially, adversely affected. Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending.

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

A small percentage of our products are subject to export control regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). Based on the nature of the product, its ultimate end use and country of destination, we are sometimes subject to foreign assets control and economic sanctions regulations administered by OFAC, which restrict or prohibit our ability to transact with certain foreign countries, certain individuals and entities identified on the Treasury Department’s “Denied Parties List.” Under the OFAC regulations, the sale or transfer of certain equipment to a location outside the United States may require prior approval in the form of an export license issued by the BIS or the U.S. Department of State’s Directorate of Defense Trade Controls. Some potential international transactions may also be restricted or prohibited based on the location, nationality or identity of the potential end user, customer or other parties to the transaction or may require prior authorization in the form of an OFAC license. Any delay in obtaining required governmental approvals could affect our ability to conclude a sale or timely commence a project, and the failure to comply with all such controls could result in criminal and/or civil penalties. These international transactions may otherwise be subject to tariffs and import/export restrictions from the United States or other governments.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. In order to continue to succeed in our international sales strategy, we must continue developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our profitability.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition and results of operations.

Our credit agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (collectively, the “Credit Agreement”) and will mature on December 22, 2025. As of December 31, 2021, we had outstanding borrowings of $49.5 million under the Credit Agreement.

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

If we are not in compliance with certain of these covenants, in addition to other actions our lenders may require, the amounts outstanding under the Credit Agreement may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

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

Our success will depend on the expansion of our operations through organic growth, and we may execute acquisitions in the future to augment this growth. Effective growth management will place increased demands on our management team, operational and financial resources and expertise. To manage growth, we must optimize our operational, financial and management processes and systems, and information technology infrastructure and hire and train additional qualified personnel. While we are currently in the process of evaluating potential improvements to and consolidation of many of our processes and systems, we may not be able to implement these changes in an efficient or timely manner. Failure to manage our growth effectively, including failure to improve our systems and processes timely or efficiently, could impair our ability to generate revenues or could cause our expenses to increase more rapidly than revenues, resulting in operating losses or reduced profitability.

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

Disruption caused by the failure of these systems, the underlying equipment, or communication networks could delay or otherwise adversely impact day-to-day business and decision making, could make it impossible for us to operate critical equipment, and could have an adverse effect on our performance. Although we maintain disaster recovery procedures for our critical systems, our disaster recovery plans may not fully mitigate the effect of any such disruption. Disruptions could be caused by a variety of factors, such as catastrophic events or weather, power outages, or cyber-attacks on our systems by outside parties.

We review our information technology (IT) systems regularly to assess and implement opportunities to improve or upgrade our enterprise resource planning (ERP) or other information systems required to operate our business effectively. Our ERP systems are critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of any IT systems, including ERP systems has required in the past, and may continue to require, the investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the ERP systems without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of any IT system, including ERP systems could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

An information security incident, including a cybersecurity breach, could have a negative impact to our business or reputation.

To meet business objectives, we rely on both internal IT systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Additionally, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, provides private rights of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA and other current and future applicable privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

We may incur additional restructuring costs or not realize the expected benefits of our initiatives to reduce operating expenses in the future.

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

We anticipate that our financial resources, which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least the next twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. In addition, our borrowings under the Credit Agreement may not be sufficient to fund our acquisition strategy. In such case, our inability to raise sufficient capital on favorable terms and in a timely manner (if at all) could seriously harm our business, product development, and acquisition efforts. In addition, our Credit Agreement contains various negative covenants that, among other things, restrict our ability to incur additional indebtedness and make acquisitions for aggregate consideration in excess of $5.0 million. If future financing is not available or is not available on acceptable terms, we may have to alter our operations or change our business strategy. We cannot assure you that the capital required to fund operations, or our acquisition strategy will be available in the future.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, James Green; the Chief Financial Officer, Michael Rossi; or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, including the Boston, Massachusetts and Minneapolis, Minnesota metropolitan areas, England, and Germany where demand for personnel with these skills is extremely high and is likely to remain high. Additionally, the COVID-19 pandemic and other macroeconomic factors have exacerbated these challenges, contributed to a sustained labor shortage, and increased turnover rates. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

Third parties may continue to seek to hold us responsible for Biostage’s liabilities, including any of the liabilities that Biostage agreed to retain or assume in connection with the separation of the Biostage business from our businesses, and related spin-off distribution. On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts (the “Court”), against us and other defendants, including Biostage, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013.

On September 15, 2021, Biostage’s products liability insurance carrier, which insures us as an additional insured and which had appointed defense counsel and had been defending both Biostage and us on this case, notified us and Biostage that it was denying coverage under the applicable policy for the lawsuit and would no longer be providing a defense to us or Biostage with respect thereto, or covering related legal expenses incurred after September 30, 2021. The insurance carrier also filed a corresponding complaint for declaratory judgment with the Court asking the Court to declare that said insurance provider is not required to defend, indemnify or provide coverage to us or Biostage with respect to the lawsuit.

On January 24, 2022, the Superior Court, Suffolk County, granted our and Biostage’s jointly filed motion for a preliminary injunction against the insurance carrier requiring that it continue to pay legal expenses incurred by Biostage and us in connection with the underlying lawsuit during the pendency of the insurance coverage lawsuit, as well as awarding reasonable attorneys’ fees and costs incurred by the parties in connection with seeking the preliminary injunction. The insurance carrier has filed a notice of appeal of the preliminary injunction.

We continue to believe that the insurance carrier’s grounds for denying coverage are without merit, and intend to vigorously defend against this complaint for declaratory judgment and the insurance carrier’s denial of the claim and related matters in order to, among other things, restore our rights to seek insurance coverage for any damages awarded in the lawsuit. However, notwithstanding the preliminary injunction, there can be no assurance that we and Biostage will prevail in the insurance coverage litigation. As such, other than what has been ordered in the preliminary injunction, it is unclear at this point the full extent to which our liability insurance coverage will reimburse us for all or any portion of any defense costs or damages incurred in connection with the underlying case.

Additionally, while there can be no assurance of prevailing, we intend to defend the plaintiff’s claims against us in the underlying case vigorously. A trial date has been set for October 2022 and the parties are currently preparing for trial. If we lose on the merits and a jury awards damages, we do not know the exact amount of compensatory and, potentially, punitive damages that could be awarded, but the amounts could be substantial. Further, while Biostage has agreed to indemnify us for claims and losses relating to certain liabilities that it has assumed from us, including liabilities in connection with the sale of Biostage’s products and other liabilities related to the operation of Biostage’s business, we cannot be assured that Biostage will have the ability to indemnify us against the liabilities we may incur in this lawsuit, in particular due to Biostage’s overall financial condition. If Biostage is unable to satisfy its obligations under its indemnity to us and if the insurance carrier does not fund the defense of the case, we may have to fund the entire defense of the case and satisfy the liabilities in this lawsuit, which could have an adverse impact on our financial condition or cash flows.

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

General Risks

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

The COVID-19 outbreak has significantly impact worldwide economic conditions and has negatively impacted our business, financial condition and results of operations.

The ongoing global outbreak of COVID-19 has caused disruptions to our business and has had a negative impact on our operations to date. Since the global outbreak of COVID-19, many of our customers, particularly academic research institutions, have reduced laboratory work which has negatively impacted, and will continue to negatively impact, our sales. While many of our customers, including academic labs, have reopened, a significant number of them remained closed or at significantly lower capacity levels through during 2021. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, we transitioned a significant portion of our workforce to work-from-home while implementing social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within the Company’s facilities. Business travel continues to be significantly reduced. While a portion of our workforce has returned to in-office work and travel is less restricted, we continue to have restrictions which represent disruptions which can impact productivity including sales and marketing activities. Accordingly, these conditions in addition to the overall impact on the global economy could continue to have a negative impact our results of operations and cash flows.

Disruptions to the global supply chain have adversely affected our financial results and cash flows.

The global supply chain experienced significant disruptions during 2021 as a result of electronic component and labor shortages and other macroeconomic factors that have emerged since the onset of the COVID-19 pandemic. As a result of these disruptions, we have experienced delays in supplier deliveries, extended lead times, and increased cost of freight, purchased materials and manufacturing labor costs. These disruptions have delayed and may continue to delay the timing of some customer orders and expected deliveries of our products. We believe that these supply chain trends will continue in 2022. If the impacts of the supply chain disruptions are more severe than we expect, it could result in longer lead times and further increased costs, all of which could materially adversely affect our business, financial condition and results of operations.

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

Our facilities perform manufacturing, research and development, sales and marketing, and administration functions. As of December 31, 2021, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
Holliston, Massachusetts	Manufacturing facility and corporate headquarters	83,000	2024
New Brighton, Minnesota	Manufacturing facility	73,000	2030
Reutlingen, Germany	Manufacturing facility	23,000	2024
Barcelona, Spain	Manufacturing facility	16,000	2022-2023
March-Hugstetten, Germany	Manufacturing facility	11,000	2024

We also lease additional facilities in Cambridge, England; Kista, Sweden; Shanghai, China; St. Augustin, Germany; and Montreal, Canada. We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

For information related to legal proceedings, see the discussion in Note 14 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Nasdaq Global Market since our initial public offering on December 7, 2000, and trades under the symbol “HBIO.”

Stockholders

There were 94 holders of record of our common stock as of March 4, 2022. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

COVID-19

The COVID-19 pandemic has had a negative impact on our operations since its onset in March 2020. While the Company has improved revenues and operations during 2021, a higher degree of volatility and uncertainty in the global economy has been observed during this period, and with it uncertainty around economic impacts. Since the global outbreak of COVID-19, many customers, particularly academic research institutions, have reduced laboratory work which has negatively impacted, and will continue to negatively impact, our sales. While many of our customers, including academic labs, have reopened, a significant number of them remained closed or at significantly lower capacity levels during 2021. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, we transitioned a significant portion of our workforce to work-from-home while implementing social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within our facilities. Business travel was significantly reduced during this period. While a portion of the workforce has returned to in-office work and travel is less restricted, we continue to have restrictions which represent disruptions which can impact productivity including sales and marketing activities.

The global supply chain experienced significant disruptions during 2021 due to electronic component and labor shortages and other macroeconomic factors, which have emerged since the onset of the COVID-19 pandemic, leading to increased cost of freight, purchased materials and manufacturing labor costs, while also delaying customer shipments. We believe these supply chain trends will continue through 2022. These conditions in addition to the overall impact on the global economy have negatively impacted our results of operations and cash flows.

Revenues for the years ending December 31, 2021 and 2020, were negatively impacted due to the conditions noted. If business interruptions resulting from COVID-19 were to be more prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be further negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

See Part I, Item 1. “Business–Our History and Strategy” of this report for a discussion of recent significant acquisitions, divestitures and other developments.

July 2019 Restructuring Plan

In December 2019, we implemented the July 2019 Restructuring Plan (the “Restructuring Plan”) to deliver significant cost savings beginning in 2020 and to support delivery of the strategic action plan we announced in September 2019. The Restructuring Plan included consolidation of our Connecticut manufacturing plant with our existing Massachusetts site, downsizing of operations in the United Kingdom and a reduction in force across the business equal to approximately 10% of our headcount. The Restructuring Plan is expected to deliver annualized run-rate savings of $4.0 million to $5.0 million. The original initiatives under the Restructuring Plan were completed in the second half of 2020.

We continued to execute the Restructuring Plan during the COVID-19 pandemic and expanded the scope of the restructuring by realigning our organizational structure to reduce management layers and accelerated our efforts to move to a leaner organization and operation. As a result of this expanded scope, we eliminated additional headcount during 2020, and in the first quarter of 2021, communicated to employees our plan to consolidate certain engineering operations and eliminate two small facilities in Europe.

We incurred cash outlays of $9.0 million as a result of the actions taken under the Restructuring Plan and incremental cost reduction actions taken and other business improvements. The Restructuring Plan generated significant cost savings while removing waste and inefficiency and improving our overall skillset in our workforce. A portion of these savings have been reinvested in sales, marketing and other areas to support profitable growth, as well as additional labor costs added in 2021 to address the global supply chain and other macroeconomic impacts discussed throughout this MD&A.

Selected Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

In the table below, we provide an overview of selected operating metrics.

	Year Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue
Revenues	$118,904		$102,100
Gross profit	67,652	56.9%	58,041	56.8%
Sales and marketing expenses	24,642	20.7%	19,916	19.5%
General and administrative expenses	24,305	20.4%	23,509	23.0%
Research and development expenses	10,799	9.1%	8,685	8.5%
Amortization of intangible assets	5,840	4.9%	5,710	5.6%
Interest expense	1,540	1.3%	4,831	4.7%
Debt extinguishment and related costs	-	0.0%	1,876	1.8%
Income tax expense	148	0.1%	518	0.5%

Revenues

Revenues for the year ended December 31, 2021, were $118.9 million, an increase of approximately $16.8 million, or 16.5%, compared to revenues of $102.1 million for the year ended December 31, 2020. As a result of the COVID-19 pandemic, many customers, particularly academic research institutions, had been unable to maintain laboratory work resulting in a large number of academic labs were closed during 2020. Revenue improved significantly in 2021 due to academic labs reopening. We believe that academic lab activity was below pre-COVID levels for the majority of 2021, but activity was significantly higher than prior year. Revenue also increased due to improved sales of products from our Preclinical product family associated with improved sales processes, market growth in Asia, and product enhancements released in 2020.

Gross profit

Gross profit increased $9.7 million, or 16.6%, to $67.7 million for the year ended December 31, 2021, compared with $58.0 million for the year ended December 31, 2020, due primarily to the increase in revenue noted. Gross margin improved due to improved product mix and higher volume but was adversely impacted by higher supply chain, logistics and manufacturing labor costs . The global supply chain has experienced significant disruptions during 2021 due to electronic component and labor shortages and other macroeconomic factors, leading to the increased cost noted. We believe these supply chain trends will continue in 2022.

Sales and marketing expenses

Sales and marketing expenses increased $4.7 million, or 23.7%, to $24.6 million for the year ended December 31, 2021, compared to $19.9 million during the same period in 2020. The increase was primarily due to investments in new marketing and sales support personnel and related costs as more of our employees returned from part-time to full-time status and higher variable sales costs associated with the increase in sales as compared to the prior period.

General and administrative expenses

General and administrative expenses were $24.3 million for the year ended December 31, 2021, an increase of $0.8 million, or 3.4%, compared with $23.5 million for the year ended December 31, 2020. The increase was due to higher compensation costs as our employees returned from part-time to full-time status and higher stock-based compensation costs which were partially offset by lower restructuring and related initiative costs as compared to the prior period.

Research and development expenses

Research and development expenses were $10.8 million for the year ended December 31, 2021, an increase of $2.1 million, or 24.3%, compared with $8.7 million for the year ended December 31, 2020. The increase was due to higher compensation costs as our employees returned from part-time to full-time status and increased project related costs aligned with our organic growth initiatives noted.

Amortization of intangible assets

Amortization of intangible asset expenses was $5.8 million for the year ended December 31, 2021, compared to $5.7 million for the year ended December 31, 2020.

Interest expense

Interest expense was $1.5 million for the year ended December 31, 2021, a decrease of $3.3 million, or 68.1%, compared with $4.8 million for the year ended December 31, 2020. The decrease was primarily due to lower interest rates under our new Credit Agreement entered into on December 22, 2020.

Debt extinguishment and related costs

On December 22, 2020, we entered into the Credit Agreement which replaced our prior credit facility. In connection with our entry into the Credit Agreement, we paid $0.6 million in debt extinguishment costs, wrote off $0.8 million of unamortized debt issuance costs, and paid $0.5 million to terminate our interest rate swap agreements.

Income tax expense

Income tax expense for the year ended December 31, 2021 and 2020 was $0.1 million and $0.5 million, respectively. The effective tax rates for the year ended December 31, 2021 and 2020 were (106)% and (7)%, respectively. The difference between our effective tax rates in 2021 and 2020 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We currently have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

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

On December 22, 2020, we entered into the Credit Agreement that provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub-facility). Our borrowings under the Credit Agreement mature on December 22, 2025.

The Credit Agreement replaced the prior credit facility which consisted of a revolving credit facility and a term loan and was scheduled to expire on January 31, 2023. In connection with entering into the Credit Agreement, we paid off the prior credit facility with borrowings under the Credit Agreement and incurred $1.9 million in fees and expenses.

As of December 31, 2021, we held cash and cash equivalents of $7.8 million, compared with $8.3 million at December 31, 2020. Borrowings outstanding was $49.4 million as of both December 31, 2021 and December 31, 2020. Total debt, net of cash and cash equivalents, was $41.6 million at December 31, 2021, compared to $41.1 million at December 31, 2020. As of December 31, 2021 and December 31, 2020, cash held by our foreign subsidiaries was $2.8 million and $2.5 million.

Condensed Consolidated Cash Flow Statements

	Year Ended December 31,
(in thousands)	2021	2020
Cash provided by operating activities	$1,262	$9,331
Cash used in investing activities	(1,345)	(1,402)
Cash used in financing activities	(252)	(7,967)
Effect of exchange rate changes on cash	(161)	20
Decrease in cash and cash equivalents	$(496)	$(18)

Cash provided by operations was $1.3 million and $9.3 million for the year ended December 31, 2021 and 2020, respectively. Cash flow from operations for year ended December 31, 2021, was lower than the prior year period due to higher levels of working capital. During 2021 we experienced longer supplier lead times due to global supply chain disruptions as well as an overall increase in customer demand and orders. Accordingly, inventory purchasing has increased to ensure continuity of supply for order fulfillment. Also, accounts receivable has increased due to revenue growth. Cash flow from operations for the year ended December 31, 2020, was positively impacted by reductions in working capital due to lower revenue and management efforts to offset the initial significant negative impacts that the COVID-19 pandemic had on revenue.

Cash used in investing activities was $1.3 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively, and consisted primarily of capital expenditures in manufacturing and information technology infrastructure.

Cash used in financing activities was $0.3 million for the year ended December 31, 2021. During this period, we made term loan installments payments under the Credit Agreement of $2.0 million, with net borrowings of $2.0 million under the revolving facility. We also received proceeds of $3.3 million from the exercise of stock options and employee stock purchases and paid $3.5 million for taxes related to net share settlement of equity awards.

Cash used in financing activities was $8.0 million for the year ended December 31, 2020. During this period, we made net payments to reduce total debt by $5.6 million. Prior to entering the Credit Agreement, we made payments under the prior credit facility of $11.1 million to reduce term loan borrowings, with net borrowings of $2.8 million under the revolving facility. At the closing of the Credit Agreement, we repaid in full the prior credit facility, which included $43.9 million of term loan borrowings and $2.8 million of outstanding revolver borrowings. Under the Credit Agreement, we borrowed $49.4 million, consisting of a $40.0 million term loan and $9.4 million drawn on the revolving loan. We paid $1.9 million of costs associated with the debt refinancing. We also received proceeds of $0.7 million from the exercise of stock options and employee stock purchases and paid $1.1 million for taxes related to net share settlement of equity awards.

Borrowing

On December 22, 2020, we entered into the Credit Agreement which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $ 10.0 million swingline loan sub-facility). Obligations under the Credit Agreement are secured by substantially all of our assets and are guaranteed by certain of our direct, domestic wholly-owned subsidiaries. We are compliant with all covenants under the Credit Agreement as of December 31, 2021. Our borrowings under the Credit Agreement will mature on December 22, 2025. See Note 11 to the Consolidated Financial Statements for a detailed discussion regarding our Credit Agreement.

We had borrowings of $49.4 million outstanding as of both December 31, 2021 and December 31, 2020. Available borrowing capacity under the revolving line of credit was $13.6 million as of December 31, 2021. As of December 31, 2021 and 2020, the interest rate on our borrowings was 3.0% and 3.25%, respectively.

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

During the year ended December 31, 2021, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues and on our consolidated net loss. Changes in foreign currency exchange rates resulted in a favorable effect on revenues of approximately $1.7 million and an unfavorable effect on expenses of approximately $1.8 million.

The translation of foreign currency into U.S. dollars included as a component of comprehensive income during the year ended December 31, 2021 resulted in a loss of approximately $2.4 million, compared to a gain of $1.7 million for the year ended December 31, 2020.

In addition, the currency exchange rate fluctuations included as a component of net loss resulted in approximately $(0.1) million and $(0.5) million in currency loss during the year ended December 31, 2021 and 2020, respectively.

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

Excess and Obsolete Inventory

Inventories are priced at the lower of cost (first-in, first-out method) or net realizable value. When necessary, the write-down of inventory to its net realizable value is recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. In the future if these factors are less favorable than our projected expectations additional inventory write-downs may be required.

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

We carried out an evaluation, under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of December 31, 2021, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has also been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(e).

(c)	Changes in Internal Controls Over Financial Reporting

There has been no change in the Company's internal control over financial reporting as of December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Harvard Bioscience, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 11, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”) . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 11, 2022

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2022 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated:

(a)    Financial Statements, Schedules, and Exhibits. We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page F-1.

(b)    Exhibits. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report

(c)    Financial Statement Schedules. We have omitted all financial statement schedules because they are not applicable or not required or because we have included the necessary information in our consolidated financial statements or related notes.

Item 16.	Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Harvard Bioscience Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Harvard Bioscience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2022 expressed an unqualified opinion.

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

Boston, Massachusetts

March 11, 2022

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$7,821	$8,317
Accounts receivable, net	21,834	17,766
Inventories	27,587	22,262
Other current assets	4,341	3,355
Total current assets	61,583	51,700
Property, plant and equipment, net	3,415	3,960
Operating lease right-of-use assets	6,897	7,761
Goodwill	57,689	58,590
Intangible assets, net	27,385	33,151
Other long-term assets	5,375	1,092
Total assets	$162,344	$156,254
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,235	$1,721
Current portion of operating lease liabilities	2,142	2,111
Accounts payable	4,911	5,972
Deferred revenue	4,266	3,771
Other current liabilities	10,762	7,478
Total current liabilities	25,316	21,053
Long-term debt	45,095	46,286
Deferred income tax liabilities	1,558	1,899
Operating lease liabilities	6,488	7,481
Other long-term liabilities	486	2,854
Total liabilities	78,943	79,573
Commitments and contingencies - Note 14
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 41,142,876 shares issued and outstanding at December 31, 2021; 47,152,587 shares issued and 39,407,080 shares outstanding at December 31, 2020	452	444
Additional paid-in-capital	225,650	232,357
Accumulated deficit	(132,674)	(132,386)
Accumulated other comprehensive loss	(10,027)	(13,066)
Treasury stock at cost, -0- and 7,745,507 common shares, respectively	-	(10,668)
Total stockholders' equity	83,401	76,681
Total liabilities and stockholders' equity	$162,344	$156,254

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020

Revenues	$118,904	$102,100
Cost of revenues	51,252	44,059
Gross profit	67,652	58,041

Sales and marketing expenses	24,642	19,916
General and administrative expenses	24,305	23,509
Research and development expenses	10,799	8,685
Amortization of intangible assets	5,840	5,710
Total operating expenses	65,586	57,820

Operating income	2,066	221

Other expense:
Interest expense	(1,540)	(4,831)
Debt extinguishment and related costs	-	(1,876)
Other, net	(666)	(806)
Total other expense	(2,206)	(7,513)

Loss before income taxes	(140)	(7,292)
Income tax expense	148	518
Net loss	$(288)	$(7,810)

Loss per share:
Basic and diluted loss per common share	$(0.01)	$(0.20)

Weighted-average common shares:
Basic and diluted	40,343	38,640

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2021	2020

Net loss	$(288)	$(7,810)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,353)	1,700
Derivatives qualifying as hedges:
Loss on derivative instruments designated and qualifying as cash flow hedges	-	(206)
Amounts reclassified from accumulated other comprehensive loss to net loss	-	809
Derivatives qualifying as hedges	-	603
Defined benefit pension plans, net of tax
Net gain (loss), net of tax expense of $1,160 and $ -0- , respectively	4,946	(2,785)
Amounts reclassified from accumulated other comprehensive loss to net loss, net of tax expense of $105 and $-0- , respectively	446	105
Defined benefit pension plans, net of tax	5,392	(2,680)
Other comprehensive income (loss)	3,039	(377)
Comprehensive income (loss)	$2,751	$(8,187)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at December 31, 2019	45,934	$438	$229,189	$(124,576)	$(12,689)	$(10,668)	$81,694
Stock option exercises	254	4	318	-	-	-	322
Stock purchase plan	126	2	345	-	-	-	347
Vesting of restricted stock units	1,171	-	-	-	-	-	-
Shares withheld for taxes	(332)	-	(1,142)	-	-	-	(1,142)
Stock compensation expense	-	-	3,647	-	-	-	3,647
Net loss	-	-	-	(7,810)	-	-	(7,810)
Other comprehensive loss	-	-	-	-	(377)	-	(377)
Balance at December 31, 2020	47,153	$444	$232,357	$(132,386)	$(13,066)	$(10,668)	$76,681
Retirement of treasury stock	(7,746)	-	(10,668)	-	-	10,668	-
Stock option exercises	580	8	2,869	-	-	-	2,877
Stock purchase plan	96	-	437	-	-	-	437
Vesting of restricted stock units	1,571	-	-	-	-	-	-
Shares withheld for taxes	(511)	-	(3,514)	-	-	-	(3,514)
Stock compensation expense	-	-	4,169	-	-	-	4,169
Net loss	-	-	-	(288)	-	-	(288)
Other comprehensive income	-	-	-	-	3,039	-	3,039
Balance at December 31, 2021	41,143	$452	$225,650	$(132,674)	$(10,027)	$-	$83,401

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(288)	$(7,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,781	1,922
Amortization of intangible assets	5,840	5,710
Amortization of deferred financing costs	280	393
Write-off of unamortized deferred financing costs	-	787
Debt extinguishment costs	-	599
Stock-based compensation expense	4,169	3,647
Deferred income taxes and other	(330)	(23)
Changes in operating assets and liabilities:
Accounts receivable	(4,294)	3,105
Inventories	(5,861)	413
Other assets	(439)	293
Accounts payable and accrued expenses	2,454	1,491
Deferred revenue	505	(184)
Other liabilities	(2,555)	(1,012)
Net cash provided by operating activities	1,262	9,331

Cash flows from investing activities:
Additions to property, plant and equipment	(1,195)	(1,152)
Additions to intangible assets	(150)	(250)
Net cash used in investing activities	(1,345)	(1,402)

Cash flows from financing activities:
Proceeds from issuance of debt	4,250	61,315
Repayments of debt	(4,200)	(66,912)
Debt issuance costs	(102)	(1,298)
Debt extinguishment costs	-	(599)
Proceeds from exercise of stock options	3,314	669
Taxes paid related to net share settlement of equity awards	(3,514)	(1,142)
Net cash used in financing activities	(252)	(7,967)

Effect of exchange rate changes on cash	(161)	20
Decrease in cash and cash equivalents	(496)	(18)
Cash and cash equivalents at beginning of period	8,317	8,335
Cash and cash equivalents at end of period	$7,821	$8,317

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,577	$4,881
Cash paid for income taxes, net of refunds	$577	$416

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc., a Delaware corporation, is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental research, discovery, and preclinical testing for drug development. The Company’s products and services are sold globally to customers ranging from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe and China, the Company sells through a combination of direct and distribution channels to customers around the world.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has had a negative impact on the Company’s operations to date and the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Since the global outbreak of COVID-19, many customers, particularly academic research institutions, have reduced laboratory work which has negatively impacted, and will continue to negatively impact, the Company’s sales. While many of the Company's customers, including academic labs, have reopened, a significant number of them remained closed or at significantly lower capacity levels during 2021. Additionally, to ensure business continuity while maintaining a safe environment for employees aligned with guidance from government and health organizations, the Company transitioned the majority of its workforce to work-from-home while implementing social distancing requirements and other measures in factories to allow manufacturing and other personnel essential to production to continue work within the Company’s facilities. Business travel was significantly reduced during this period. While a portion of the workforce has returned to in-office work and travel is less restricted, the Company continued to have restrictions which represent disruptions which can impact productivity including sales and marketing activities.

The global supply chain experienced significant disruptions during 2021 due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of the COVID-19 pandemic, leading to increased cost of freight, purchased materials and manufacturing labor costs, while also delaying customer shipments. Accordingly, these conditions in addition to the overall impact on the global economy have negatively impacted results of operations and cash flows.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Harvard Bioscience, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for inventory excess and obsolescence, income tax and reserves for bad debts. In addition, certain estimates are required in order to determine the value of assets and liabilities associated with acquisitions, as well as the Company’s defined benefit pension obligations. Estimates are also required to evaluate the value and recoverability of existing long-lived and intangible assets, including goodwill. On an ongoing basis, the Company reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

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

Comprehensive (Loss) Income

In accordance with ASC 220, the Company reports all changes in equity during a period, resulting from net (loss) income and transactions from non-owner sources, in a financial statement in the period in which they are recognized. The Company discloses comprehensive (loss) income, which encompasses net (loss) income, foreign currency translation adjustments, gains and losses on derivatives, the underfunded status of its pension plans, and pension minimum additional liability adjustments, net of tax, in the consolidated statements of comprehensive (loss) income.

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

Service revenue consists of installation, training, data analysis, and surgeries performed on research animals. Maintenance revenue consists of post-contract support provided in relation to software that is embedded within the equipment that is sold to the customer. The Company provides standard warranties that promise the customer that the product will work as promised. These standard warranties are not a separate performance obligation. Extended warranties relate to warranties that are separately priced, and purchased in addition to a standard warranty, and are therefore a separate performance obligation. The Company has made the judgment that the customer benefits as the Company performs over the period of the contract, and therefore revenues from service, maintenance and warranty contracts are recognized over time. The Company uses the input method to recognize revenue over time, based on time elapsed, which is generally on a straight-line basis over the service period. The period over which maintenance and warranty contracts is recognized is typically one year. The period over which service revenue is recognized is generally less than one month.

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

Revenues expected to be recognized related to remaining performance obligations are generally expected to be recognized in one year or less, as the majority of the Company's contracts have a term of less than one year.

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

Disaggregation of revenue

Refer to Note 12 for revenue disaggregated by type as well as further information about the deferred revenue balances and to Note 15 for revenue disaggregated by geographic region.

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

For the purpose of its goodwill analysis, the Company has one reporting unit. The Company conducts its annual impairment analysis in the fourth quarter of the fiscal year and more frequently if there is an indicator of impairment. The Company assesses qualitative factors of the reporting unit to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates a potential impairment, a quantitative analysis is performed. The Company compares the fair value of the reporting unit with its carrying amount. The Company estimates fair value using under the income approach using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired, and the Company would recognize a loss equal to the excess. For indefinite-lived intangible assets if the carrying value exceeds the fair value of the asset, the Company would write down the indefinite-lived intangible asset to fair value. At December 31, 2021, the Company concluded that none of its goodwill was impaired.

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

Impairment of Long-Lived Assets

The Company assesses recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment” when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value. For the year ended December 31, 2021, the Company concluded that none of its long-lived assets were impaired.

Derivatives

The Company monitors interest rate risk attributable to both its outstanding and forecasted debt obligations and may use interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in AOCI, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

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

Stock-based Compensation

The Company accounts for stock-based payment awards in accordance with the provisions of ASC 718, “Compensation—Stock Compensation”, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, and restricted stock units with a market condition issued under the Company’s 2021 Incentive Plan (the “2021 Incentive Plan”) and the Fourth Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Incentive Plan” and together with 2021 Incentive Plan, the “Incentive Plans”) as well as employee stock purchases (“employee stock purchases”) related to its Employee Stock Purchase Plan (as amended, the “ESPP”). The Company issues new shares from its registered but unissued stock pool to satisfy stock option exercises and vesting of the restricted stock units.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance related to intra-period tax allocation, interim period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim period tax accounting. ASU 2019-12 also amends other aspects of the guidance to reduce complexity in certain areas. ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements to be Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance (ASU 2021-10), which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard impacts footnote disclosures and is effective for the Company’s December 31, 2022 annual financial statements. The Company is currently evaluating the potential impact of adopting ASU 2021-10 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. ASU 2017-04 is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact of adopting ASU 2017-04 will have on its consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that adopting ASU 2016-13 and related amendments will have on its consolidated financial position, results of operations and cash flows.

3.	Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2021 and 2020, respectively, are as follows:

	Foreign currency	Derivatives
	translation	qualifying as	Defined benefit
(in thousands)	adjustments	hedges	pension plans	Total
Balance at December 31, 2019	$(13,173)	$(603)	$1,087	$(12,689)
Other comprehensive income (loss) before reclassifications	1,700	(206)	(2,785)	(1,291)
Amounts reclassified from AOCI	-	809	105	914
Net other comprehensive (loss) income	1,700	603	(2,680)	(377)
Balance at December 31, 2020	$(11,473)	$-	$(1,593)	$(13,066)
Other comprehensive income (loss) before reclassifications	(2,353)	-	4,946	2,593
Amounts reclassified from AOCI	-	-	446	446
Net other comprehensive (loss) income	(2,353)	-	5,392	3,039
Balance at December 31, 2021	$(13,826)	$-	$3,799	$(10,027)

4.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the year ended December 31, 2021 and 2020 are as follows:

	December 31,
(in thousands)	2021	2020
Balance beginning of year	$58,590	$57,381
Effect of change in currency translation	(901)	1,209
Balance at end of year	$57,689	$58,590

Identifiable intangible assets at December 31, 2021 and 2020 consist of the following:

		December 31,
		2021			2020
(in thousands)	Average		Accumulated			Accumulated
Amortizable intangible assets:	Life*	Gross	Amortization	Net	Gross	Amortization	Net
Distribution agreements/customer relationships	7.9	$17,689	$(8,675)	$9,014	$18,237	$(7,746)	$10,491
Existing technology	4.2	38,707	(23,962)	14,745	38,761	(20,674)	18,087
Trade names and patents	4.5	8,496	(5,108)	3,388	8,681	(4,362)	4,319
Total amortizable intangible assets		$64,892	$(37,745)	$27,147	$65,679	$(32,782)	$32,897
Indefinite-lived intangible assets:				238			254
Total intangible assets				$27,385			$33,151

* Weighted average life in years as of December 31, 2021

Intangible asset amortization expense was $5.8 million and $5.7 million of the years ended December 31, 2021 and 2020, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

Amortization
Year Ending December 31,	Expense
(in thousands)
2022	$5,766
2023	5,661
2024	5,359
2025	4,262
2026	2,452
Thereafter	3,647
Total	$27,147

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	December 31,
(in thousands)	2021	2020
Finished goods	$5,646	$4,938
Work in process	3,410	3,513
Raw materials	18,531	13,811
Total	$27,587	$22,262

Property, Plant and Equipment:	December 31,
(in thousands)	2021	2020
Machinery and equipment	$7,698	$7,450
Computer equipment and software	6,269	9,114
Leasehold improvements	2,560	2,540
Furniture and fixtures	1,296	1,353
Automobiles	41	100
	17,864	20,557
Less: accumulated depreciation	(14,449)	(16,597)
Property, plant and equipment, net	$3,415	$3,960

During the year ended December 31, 2021, the Company removed approximately $3.7 million of fully depreciated property and equipment from its fixed asset records.

Other Current Liabilities:	December 31,
(in thousands)	2021	2020
Compensation	$6,048	3,715
Professional fees	480	432
Warranty costs	240	185
Customer related costs	2,265	1,093
Accrued income taxes	224	286
Other	1,505	1,767
Total	$10,762	$7,478

6.	Restructuring and Other Exit Costs

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify operational efficiencies, enhance commercial capabilities and align its cost base and infrastructure with customer needs and its strategic plans. In order to realize these opportunities, the Company undertakes activities from time to time to transform its business. A portion of these transformation activities are considered restructuring costs under ASC 420 – Exit or Disposal Cost Obligations and are discussed below.

During 2019, the Company initiated a restructuring program to improve operational efficiency and reduce costs which entailed consolidating and downsizing several sites and headcount reductions in Europe and North America. The Company incurred approximately $4.7 million of costs under this program which was completed in 2021.

The following table summarizes the activity for accrued restructuring liability for the years ended December 31, 2021 and 2020:

(in thousands)	Severance	Other	Total
Balance at December 31, 2019	$364	$4	$368
Restructuring and other exit costs	1,625	408	2,033
Non-cash charges	-	(168)	(168)
Cash payments	(1,719)	(226)	(1,945)
Balance at December 31, 2020	$270	$18	$288
Restructuring and other exit costs	1,174	101	1,275
Non-cash charges	-	(46)	(46)
Cash payments	(1,444)	(73)	(1,517)
Balance at December 31, 2021	$-	$-	$-

Substantially all of these restructuring costs have been included as a component of general and administrative expenses.

7.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (“MCS”), the Company entered into a facility lease agreement with the former principal owner of this company who became an employee of the Company at the time of the acquisition and subsequently retired in 2021. The MCS lease agreement expires on December 31, 2024. Pursuant to this lease agreement, the Company made rent payments of approximately $0.3 million for each of the years ended December 31, 2021 and 2020.

8.	Employee Benefit Plans

Employee Retirement Savings Plans

The Company sponsors various qualified employee retirement savings plans and makes discretionary contributions to match a certain portion of employee contributions. For the years ended December 31, 2021 and 2020, the Company contributed $1.0 million and $0.9 million, respectively, to these plans.

Employee Pension Plans

The Company’s subsidiary in the United Kingdom, Biochrom Limited maintains contributory, defined benefit pension plans for its employees. In 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The provisions of ASC 715-20 require that the funded status of the pension plans be recognized in Company’s balance sheet. ASC 715-20 does not change the measurement or income statement recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. The Company has historically measured the plan assets and benefit obligations as of the balance sheet date.

The components of the Company’s net period benefit expense (credit) were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Interest cost	$358	$391
Expected return on plan assets	(675)	(733)
Net amortization loss	551	105
Recognition of net loss due to settlements	115	22
Net periodic benefit cost (credit)	$349	$(215)

The funded status of the Company’s defined benefit pension plans and the amount recognized in the consolidated balance sheets at December 31, 2021 and 2020 is as follows:

	December 31,
(in thousands)	2021	2020
Change in benefit obligation:
Balance at beginning of year	$25,519	$20,027
Interest cost	358	391
Actuarial (gain) loss	(2,440)	4,814
Settlements due to transfers paid	(198)	(205)
Benefits paid	(498)	(476)
Currency translation adjustment	(179)	968
Balance at end of year	$22,562	$25,519

Changes in the actuarial loss disclosed above are primarily the result of changes in the discount rate and inflation assumptions due to underlying market conditions.

	December 31,
(in thousands)	2021	2020
Change in fair value of plan assets:
Balance at beginning of year	$23,926	$21,114
Actual return on plan assets	3,354	1,690
Employer contributions	1,042	901
Settlement due to transfers paid	(270)	(159)
Benefits paid	(498)	(476)
Currency translation adjustment	(302)	856
Balance at end of year	$27,252	$23,926

	December 31,
(in thousands)	2021	2020
Benefit obligation	$22,562	$25,519
Fair value of plan assets	27,252	23,926
Net funded status	$4,690	$(1,593)

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
(in thousands)	2021	2020
Other long term assets (liabilities)	$4,690	$(1,593)
Deferred income tax liabilities	(891)	-
Recognized in accumulated other comprehensive loss	$3,799	$(1,593)

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Year Ended December 31,
	2021	2020
Discount rate	1.8%	1.4%
Expected return on assets	2.8%	3.4%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of the Company’s defined benefit pension plan obligations.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2021, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension cost over the average remaining expected future working lifetime, which is approximately 8 years of active plan participants.

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2021 and 2020 measurement dates were as follows:

	December 31,
(in thousands)	2021		2020
Asset category:
Equity securities	$14,295	52%	$12,047	50%
Debt securities	4,720	17%	4,605	19%
Liability driven investment funds	5,722	21%	5,168	22%
Cash and cash equivalents	1,907	7%	1,860	8%
Other	608	2%	246	1%
Total	$27,252	100%	$23,926	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2021 and 2020, is as follows:

	December 31,
(in thousands)	2021	2020
Quoted Prices in Active Markets for Identical Assets (Level 1)	$1,907	$1,860
Significant Other Observable Inputs (Level 2)	25,345	22,066
Significant Other Unobservable Inputs (Level 3)	-	-
Total	$27,252	$23,926

Level 1 assets consist of cash and cash equivalents held in the pension plans. The Level 2 assets primarily consist of investments in private investment funds that are valued using the net asset values provided by the trust or fund, including an insurance contract. Although these funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices.

The Company expects to contribute approximately $1.1 million to its pension plans during 2022. The benefits expected to be paid from the pension plans are $0.7 million in 2022, $0.8 million in 2023, $0.7 million in 2024, $0.9 million in 2025 and $1.0 million in 2026. The expected benefits to be paid in the five years from 2027 to 2031 are $4.8 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2021.

9.	Leases

The Company has noncancelable operating leases for office space, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the year ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Operating lease cost	$2,041	$2,153
Short term lease cost	196	175
Sublease income	(102)	(183)
Total lease cost	$2,135	$2,145

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$2,365	$2,717
Right of use assets obtained in exchange for lease obligations:	524	455

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31,
(in thousands)	2021	2020
Operating lease right-of use assets	$6,897	$7,761

Operating lease liabilities, current	$2,142	$2,111
Operating lease liabilities, long term	6,488	7,481
Total operating lease liabilities	$8,630	$9,592

Weighted average remaining lease term (in years)	6.7	7.4
Weighted average discount rate	9.3%	9.3%

Future minimum lease payments for operating leases, with initial terms in excess of one year at December 31, 2021, are as follows:

(in thousands)
2022	$2,142
2023	2,122
2024	1,768
2025	1,014
2026	980
Thereafter	3,869
Total lease payments	11,895
Less interest	(3,265)
Total operating lease liabilities	$8,630

10.	Capital Stock and Stock-Based Compensation

Retirement of Treasury Stock

In May 2021, the Company retired the 7,745,507 shares of common stock held by the Company as treasury shares and returned these shares to the status of authorized and unissued shares of common stock.

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2021 and 2020, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. There were 95,507 and 126,255 shares issued under the ESPP during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were 96,834 shares available for issuance under the ESPP.

Equity Incentive Plans

During 2021, the Company’s Board of Directors and stockholders adopted the 2021 Incentive Plan which authorizes approximately 2.2 million additional shares available for grants to officers, employees, non-employee directors and other key persons of the Company and its subsidiaries. Approximately 2.1 million shares available under the prior plan were also made available for issuance under the 2021 Incentive Plan. As of December 31, 2021, there were approximately 4.1 million shares available for issuance under the 2021 Incentive Plan.

Restricted Stock Units with a Market Condition

The Company grants deferred stock awards of Market Condition RSUs (the “Market Condition RSUs”) to certain members of the Company’s management team. The vesting of the Market Condition RSUs is linked to the achievement of a relative total shareholder return of the Company’s common stock measured from the earlier of (i) the measurement period as set out in the award agreement or (ii) upon a change of control (measured relative to the Nasdaq Biotechnology or Russell 2000 index and based on a 20-day trading average price).

For Market Condition RSUs granted during the years ended December 31, 2021 and 2020, the total shareholder return of the Company’s common stock relative to the applicable index resulted in a positive performance factor adjustment and the issuance of 163,216 and 233,055 of additional awards during the year ended December 31, 2021 and 2020, respectively. Of the 860,155 Market Condition RSUs granted and subject to vesting as of December 31, 2021, there are 293,509 which remain subject to a relative total shareholder return measurement which can result in vesting rates ranging from -0-% to 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Incentive Plans for the years ended December 31, 2021 and 2020 were as follows:

	Stock Options		Restricted Stock Units		Market Condition RSU's
		Weighted
	Stock	Average	Restricted		Market
	Options	Exercise	Stock Units	Grant Date	Condition RSU's	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at December 31, 2019	2,266,122	$3.93	1,590,450	$2.27	529,491	$1.67
Granted	894,154	2.61	1,027,486	2.75	332,622	2.98
Exercised	(253,853)	3.94	-	-	-	-
Vested (RSUs)	-	-	(930,985)	2.41	(240,205)	1.53
Cancelled/Forfeited	(269,084)	3.68	(126,490)	3.13	(41,932)	3.04
Performance Factor Adjustment	-	-	-	-	233,055	1.47
Balance at December 31, 2020	2,637,339	3.51	1,560,461	$2.44	813,031	2.12
Granted	-	-	820,831	4.74	293,509	4.61
Exercised	(579,968)	3.77	-	-	-	-
Vested (RSUs)	-	-	(1,167,473)	2.88	(403,422)	2.11
Cancelled/Forfeited	(652,555)	4.24	(72,655)	3.67	(6,179)	2.98
Performance Factor Adjustment	-	-	-	-	163,216	2.98
Balance at December 31, 2021	1,404,816	$3.10	1,141,164	$3.57	860,155	$3.13

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

	Year Ended December 31,
(in thousands)	2021	2020
Basic	40,343	38,640
Dilutive effect of equity awards	-	-
Diluted	40,343	38,640

For the years ended December 30, 2021 and 2020, the Company excluded from the calculations of diluted earnings per share approximately 4.3 million shares and 5.0 million shares, respectively, of weighted average shares of underlying stock-based awards as the impact of including these potential shares would be anti-dilutive.

The following table summarizes outstanding and exercisable options as of December 31, 2021 (Aggregate Intrinsic Value, in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual Life	Exercise	Intrinsic	Shares	Contractual Life	Exercise	Intrinsic
Price	Outstanding	in Years	Price	Value	Exercisable	in Years	Price	Value

$1.78 - 2.62	188,253	6.4	$2.08	$935	90,551	6.1	$2.09	$449
2.63 - 2.78	586,160	5.4	2.63	2,591	234,299	5.4	2.63	1,036
2.79 - 3.24	160,071	7.6	2.95	656	99,751	7.5	2.95	409
3.25 - 3.72	206,808	5.2	3.38	760	206,808	5.2	3.38	760
3.73 - 5.51	263,524	4.3	4.73	611	219,931	3.7	4.91	471
$1.78 - 5.51	1,404,816	5.6	$3.10	$5,553	851,340	5.2	$3.38	$3,125

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $7.05 as of December 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised was $1,310,765 and $92,162 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the total compensation costs related to unvested awards not yet recognized is $5.2 million and the weighted average period over which it is expected to be recognized is approximately 1.9 years.

Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expenses related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the years ended December 31, 2021 and 2020 was allocated as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Cost of revenues	$118	$65
Sales and marketing expenses	507	263
General and administrative expenses	3,416	3,122
Research and development expenses	128	197
Total stock-based compensation expenses	$4,169	$3,647

The Company did not capitalize any stock-based compensation.

The weighted-average estimated fair value per share of stock options granted during the year ended December 31, 2020 was $1.21, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2020
Volatility	58.3%
Risk-free interest rate	0.3%
Expected holding period (in years)	4.4
Dividend Yield	-%

The weighted average estimated fair value per share of the Market Condition RSUs granted during the year ended December 31, 2021 and 2020 was $4.61 and $2.98, respectively, using a Monte-Carlo valuation simulation, with the following weighted-average assumptions:

	2021	2020
Volatility	65.1%	80.6%
Risk-free interest rate	0.3%	0.2%
Correlation coefficient	35.7%	31.5%
Dividend yield	-%	-%

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

11.	Long Term Debt

As of December 31, 2021 and December 31, 2020, the Company’s borrowings were comprised of the following:

	December 31,
(in thousands)	2021	2020
Long-term debt:
Term loan	$38,000	$40,000
Revolving line	11,450	9,400
Less unamortized deferred financing costs	(1,120)	(1,393)
Total debt	48,330	48,007
Current portion of long-term debt	(3,515)	(2,000)
Current unamortized deferred financing costs	280	279
Long-term debt	$45,095	$46,286

The aggregate amounts of debt maturing during the next five years are as follows:

(in thousands)
2022	$3,515
2023	3,000
2024	4,000
2025	38,935
$49,450

On December 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank, (together, the “Lenders”). The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub-facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc. and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.3 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. As of December 31, 2021, available borrowing capacity under the revolving line of credit was $13.6 million.

The Credit Facility replaced the Company’s prior credit agreement which consisted of a revolving credit facility and a term loan that was scheduled to expire on January 31, 2023. On December 22, 2020, the Company paid the prior credit facility outstanding borrowing balance of $46.7 million, paid $0.6 million in debt extinguishment costs, and wrote off the remaining balance of its unamortized debt issuance cost which amounted to $0.8 million. The write-off of the unamortized debt issuance costs is included in the Other expense – debt extinguishment and related costs in the Consolidated Statements of Operations. The Company financed the payoff of the outstanding borrowings under the prior credit facility with borrowings under the Credit Agreement.

Borrowings under the Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on LIBOR for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a “LIBOR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). LIBOR interest under the Credit Agreement is subject to applicable market rates and a floor of 0.50%. The alternative base rate is based on the bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. The applicable interest rate margin varies from 2.0% per annum to 3.25% per annum for LIBOR Loans, and from 1.5% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Credit Agreement (the “Pricing Grid”). Interest on LIBOR Loans is payable in arrears on the last day of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to LIBOR breakage and redeployment costs in certain circumstances.

Commencing on March 31, 2021, the outstanding term loans amortizes in equal quarterly installments equal to $0.5 million per quarter on such date and during each of the next three quarters thereafter, $0.75 million per quarter during the next eight quarters thereafter and $1.0 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year ended December 31, 2021 and for each fiscal year thereafter, the term loans may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity. As of December 31, 2021, the current portion of long-term debt includes an excess cash flow sweep of $0.5 million to be paid by March 31, 2022.

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

As of December 31, 2021 and 2020, the weighted effective interest rate on the Credit Agreement borrowings was 3.0% and 3.25%, respectively. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

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

On January 31, 2018, the Company entered into an interest rate swap contract with a notional amount of $36.0 million and a termination date of January 1, 2023. This swap contract, which converted specific variable-rate debt into fixed-rate debt and fixed the LIBOR rate associated with a portion of the term loan under the Company’s prior credit facility at 2.72% was cancelled on December 22, 2020, in connection with the new Credit Agreement as described above. The Company paid $0.5 million to cancel its outstanding interest rate swap agreement with PNC Bank (notional value of $23.0 million). The cancellation amount represented the fair value of the contracts at the time and was recorded as debt extinguishment and related costs in the Consolidated Statements of Operations.

The Company structured this interest rate swap to be fully effective in accordance with ASC 815 “Derivatives and Hedging”, and therefore changes in the fair value of the swap offset the variability of cash flows associated with the variable-rate, long-term debt obligations and were reported in accumulated other comprehensive income (AOCI). These amounts subsequently were reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

The following table summarizes the effect of interest rate swap derivatives designated as cash flow hedging instruments and their classification within the consolidated financial statements for the year ended December 31, 2020:

		Year Ended
(in thousands)	Location	December 31, 2020
Amount of loss recognized in OCI	Other comprehensive loss	$(206)

Amount reclassified from AOCI into income	Interest expense	319
	Debt extinguishment and related costs	490
		809
Total		$603

12.	Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Instruments, equipment, software and accessories	$114,115	$97,473
Service, maintenance and warranty contracts	4,789	4,627
Total revenues	$118,904	$102,100

Deferred revenue

The following tables provide details of deferred revenue as of the periods indicated:

	December 31,
(in thousands)	2021	2020
Service contracts	$1,976	$1,629
Customer advances	2,290	2,142
Total deferred revenue	$4,266	$3,771

During each of the years ended December 31, 2021 and 2020, the Company recognized revenue of $2.0 million from contract liabilities existing at December 31, 2020 and 2019.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	December 31,
(in thousands)	2021	2020
Balance, beginning of period	$227	$325
Bad debt (credit) expense	(4)	17
Charge-offs and other	(87)	(115)
Balance, end of period	$136	$227

Concentrations

No customer accounted for more than 10% of the revenues for the years ended December 31, 2021, and 2020. At December 31, 2021 and 2020, no customer accounted for more than 10% of net accounts receivable.

Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	December 31,
(in thousands)	2021	2020
Balance, beginning of period	$186	$252
Expense	319	77
(Charges)/Credits	(265)	(143)
Balance, end of period	$240	$186

13.	Income Tax

Income tax expense for years ended December 31, 2021 and 2020 consisted of:

	Year Ended December 31,
(in thousands)	2021	2020
Current income tax expense:
Federal and state	$363	$169
Foreign	156	492
	519	661
Deferred income tax (benefit) expense:
Federal and state	22	245
Foreign	(393)	(388)
	(371)	(143)
Total income tax expense	$148	$518

The effective tax rate for the year ended December 31, 2021 was (105.7)% as compared with (7.1)% for the same period in 2020. The difference between the Company’s effective tax rate year over year was primarily attributable to changes in the mix of pre-tax income and losses at individual subsidiaries as well as the impact of different tax rates in certain foreign jurisdictions, and the impact of the change in valuation allowance.

Income tax expense for the years ended December 31, 2021 and 2020 differed from the amount computed by applying the U.S. federal income tax rate of 21% to pre-tax operations income as a result of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Provision for income taxes at federal statutory rates	$(29)	$(1,531)
Increase (decrease) in income taxes resulting from:
Permanent differences, net	(78)	141
Foreign tax rate differential	(217)	(14)
State income taxes, net of federal income tax benefit	(16)	(77)
Non-deductible stock compensation expense	408	94
Tax credits	455	(192)
Change in reserve for uncertain tax position	(118)	259
Impact of change to prior year tax accruals	464	168
Change in valuation allowance allocated to income tax	(961)	2,130
Other	240	(460)
Total income tax expense	$148	$518

Income tax expense is based on the following pre-tax income (loss) from operations:

	Year Ended December 31,
(in thousands)	2021	2020
Domestic	$2,364	$(7,954)
Foreign	(2,504)	662
Total	$(140)	$(7,292)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Deferred income tax assets:
Inventory	$1,280	$1,144
Operating loss and credit carryforwards	18,046	19,220
Accrued expenses	835	555
Deferred interest expense	1,191	1,476
Stock compensation	580	1,079
Lease liability	1,693	1,823
Other assets	386	458
Total gross deferred assets	24,011	25,755
Less: valuation allowance	(14,700)	(16,682)
Deferred tax assets	$9,311	$9,073

Deferred income tax liabilities:
Indefinite-lived intangible assets	$1,882	$1,822
Definite-lived intangible assets	6,277	7,493
Right-of-use asset	1,277	1,388
Other liabilities	1,228	14
Total deferred tax liabilities	10,664	10,717
Deferred income tax liability, net	$(1,353)	$(1,644)

Deferred income tax assets and liabilities by classification on the consolidated balance sheets were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Deferred income tax assets (included in other long-term assets)	$205	$255
Deferred income tax liabilities	(1,558)	(1,899)
Deferred income tax liability, net	$(1,353)	$(1,644)

As of December 31, 2021 and 2020, the Company maintained a total valuation allowance of $14.7 million and $16.7 million, respectively, which relates to foreign, federal, and state deferred tax assets in both years. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. The net change in total valuation allowance for each of the years ended December 31, 2021 and December 31, 2020 was a decrease of $2.0 million and an increase of $2.9 million, respectively. The decrease in the valuation allowance in 2021 is primarily due to a change in estimate of the realizability of UK deferred tax assets and the utilization and expiration of certain U.S. net operating losses and the expiration of certain U.S. credits. A valuation allowance decrease of $0.9 million was recorded to equity during the year ended December 31, 2021 related to the UK pension liability. The movement in the valuation allowance in 2020 is primarily due to increases in the valuation allowance against net operating losses (NOLs) as a result of changes made by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and movement of $0.7 million was recorded to equity during the year ended December 31, 2020 related to the UK pension asset.

At December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $22.7 million, of which $22.6 expires between 2029 and 2037. The Company’s state net operating loss carryforwards of $16.4 million expire between 2022 and 2041. The Company has net operating loss carryforwards of $9.9 million in certain foreign jurisdictions which may be carried forward indefinitely, partially offset by valuation allowances. The Company has $8.4 million of research and development tax credit carryforwards and foreign tax credits of $0.2 million which begin to expire in 2022. Approximately $1.0 million of the research and development tax credit carryforwards are offset by a reserve for uncertain tax positions. In addition, the Company had a total of $2.9 million of state investment tax credit carryforwards, research and development tax credit carryforwards, and enterprise zone credit carryforwards, which begin to expire in 2023. The Internal Revenue Code (IRC) limits the amounts of net operating loss carryforwards or credits that a company may use in any one year in the event of a change in ownership under IRC Sections 382 or 383. As a result of the DSI acquisition as well as other acquisitions in prior years, certain losses and credit carryforwards are subject to these limitations. The Company has provided a full or partial valuation allowance for the portion of state NOLs and federal and state credit carryforwards the Company expects will expire before use.

As of December 31, 2021 and December 31, 2020, cash and cash equivalents held by the Company’s foreign subsidiaries was $2.8 million and $2.5 million, respectively. As of December 31, 2021, the Company has determined the potential income tax and withholding liability related to available cash balances at foreign subsidiaries to be immaterial.

At December 31, 2021 and 2020 the amount of unrecognized tax benefits that would affect the Company’s effective tax rate are shown in the table below:

(in thousands)
Balance at December 31, 2019	$1,353
Additions based on tax positions of prior years	157
Decreases based on tax positions of prior years	(11)
Additions based on tax positions of current years	213
Settlements and other	(39)
Balance at December 31, 2020	1,673
Additions based on tax positions of prior years	-
Decreases based on tax positions of prior years	(208)
Additions based on tax positions of current years	176
Decreases based on expiration of statutes of limitation	(42)
Settlements and other	(267)
Balance at December 31, 2021	$1,332

The Company does not anticipate that any portion of the total unrecognized tax benefits will be reduced within the next 12 months. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.3 million. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense, which has not been significant during the years ended December 31, 2021 and 2020, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in foreign jurisdictions for years before 2017. In the U.S., the Company's net operating loss and tax credit carryforward amounts remain subject to federal and state examination for tax years starting in 2002 as a result of tax losses incurred in prior years. There are currently no pending federal or state tax examinations.

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

14.	Commitments and Contingent Liabilities

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

On January 24, 2022, the Superior Court, Suffolk County, granted the Company’s and Biostage’s jointly filed motion for a preliminary injunction against the insurance carrier requiring that it continue to pay legal expenses incurred by Biostage and the Company in connection with the underlying lawsuit during the pendency of the insurance coverage lawsuit, as well as awarding reasonable attorneys’ fees and costs incurred by the parties in connection with seeking the preliminary injunction. The insurance carrier has filed a notice of appeal of the preliminary injunction.

The Company continues to believe that the insurance carrier’s grounds for denying coverage are without merit, and intends to vigorously defend against this complaint for declaratory judgment and the insurance carrier’s denial of the claim and related matters in order to, among other things, restore the Company’s rights to seek insurance coverage for any damages awarded in the lawsuit. However, notwithstanding the preliminary injunction, there can be no assurance that the Company and Biostage will prevail in the insurance coverage litigation. As such, other than what has been ordered in the preliminary injunction, it is unclear at this point the full extent to which the Company’s liability insurance coverage will reimburse the Company for all or any portion of any defense costs or damages incurred in connection with the underlying case.

Additionally, while there can be no assurance of prevailing, the Company intends to defend the plaintiff’s claims against the Company in the underlying case vigorously. A trial date has been set for October 2022 and the parties are currently preparing for trial. If the Company loses on the merits and a jury awards damages, the Company does not know the exact amount of compensatory and, potentially, punitive damages that could be awarded, but the amounts could be substantial. Further, while Biostage has agreed to indemnify the Company for claims and losses relating to certain liabilities that it has assumed from the Company, including liabilities in connection with the sale of Biostage’s products and other liabilities related to the operation of Biostage’s business, the Company cannot be assured that Biostage will have the ability to indemnify the Company against the liabilities the Company may incur in this lawsuit, in particular due to Biostage’s overall financial condition. If Biostage is unable to satisfy its obligations under its indemnity to the Company and if the insurance carrier does not fund the defense of the case, the Company may have to fund the entire defense of the case and satisfy the liabilities in this lawsuit, which could have an adverse impact on the Company’s financial condition or cash flows.

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

15.	Segment and Related Information

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

The following tables summarize additional selected financial information of the Company’s operations by geographic location.

Revenues by geographic destination are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
United States	$49,831	$42,054
Europe	35,767	29,938
Asia	24,816	23,884
Rest of World	8,490	6,224
Total revenues	$118,904	$102,100

Long-lived assets by geographic area include operating lease right-of-use assets, property, plant and equipment, and amortizable intangible assets, are as follows:

	December 31,
(in thousands)	2021	2020
United States	$31,512	$36,568
Germany	3,501	4,958
Rest of World	2,446	3,092
Total long-lived assets	$37,459	$44,618

Net assets by geographic area are as follows:

	December 31,
(in thousands)	2021	2020
United States	$38,641	$32,457
Germany	15,501	18,697
United Kingdom	13,999	8,867
Rest of World	15,260	16,660
Total net assets	$83,401	$76,681

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 11, 2022	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date
/s/ JAMES GREEN	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2022
James Green

/s/ MICHAEL A. ROSSI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2022
Michael A. Rossi

/s/ KATHERINE A. EADE	Director	March 11, 2022
Katherine A. Eade

/s/ ALAN EDRICK	Director	March 11, 2022
Alan Edrick

/s/ THOMAS W. LOEWALD	Director	March 11, 2022
Thomas W. Loewald

/s/ BERTRAND LOY	Director	March 11, 2022
Bertrand Loy

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit	Description	Method of Filing
2.1§	Separation and Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto.
3.1	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
3.2	Amended and Restated By-laws of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
3.3	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007).	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto.
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
4.2	Description of Securities.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto
10.1 #	Harvard Bioscience, Inc. Fourth Amended and Restated 2000 Stock Option and Incentive Plan.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 10, 2020) and incorporated by reference thereto.
10.2	Harvard Bioscience, Inc. Employee Stock Purchase Plan, as amended.	Previously disclosed as Appendix A to the Company’s Proxy Statement on Schedule 14A (filed April 5, 2019) and incorporated by reference thereto
10.3	Form of Director Indemnification Agreement.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 8, 2020) and incorporated by reference thereto.
10.4 +	Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 15, 2003) and incorporated by reference thereto
10.5 #	Form of Incentive Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.6 #	Form of Non-Qualified Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.7 #	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto
10.8 #	Form of Deferred Stock Award Agreement.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto
10.9 #	Form of Market Condition Deferred Stock Award Agreement.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto
10.10 #	Employment Agreement between Harvard Bioscience, Inc. and James Green.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 8, 2019) and incorporated by reference thereto.
10.11 #	Employment Agreement between Harvard Bioscience, Inc. and Michael Rossi.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 19, 2019) and incorporated by reference thereto.
10.12	Consulting Agreement, dated as of March 2, 2020, by and between Harvard Bioscience, Inc. and Chane Graziano.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 6, 2020) and incorporated by reference thereto.
10.13	Credit Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., as borrower, the lenders party thereto, and Citizens Bank, N.A., as administrative agent.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.
10.14

Pledge and Security Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.

Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.
10.15	Guarantee Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.

10.16#	Harvard Bioscience, Inc. 2021 Incentive Plan.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 19, 2021) and incorporated by reference thereto.
10.17#	Form of Performance RSU Award Agreement - 2021 Incentive Plan.	Filed with this report
10.18#	Form of Time-Based RSU Awards Agreement – 2021 Incentive Plan.	Filed with this report
10.19#	Form of RSU Award for Directors – 2021 Incentive Plan.	Filed with this report
10.20#	Separation Agreement and Release between Harvard Bioscience, Inc. and Ken Olson, dated as of January 26, 2022.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 28, 2022) and incorporated by reference thereto.
21.1	Subsidiaries of the Registrant	Filed with this report
23.1	Consent of Grant Thornton LLP	Filed with this report
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	Inline XBRL Instance Document	Filed with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this report
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with this report
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+	Certain portions of this document have been granted confidential treatment by the Securities and Exchange Commission (the Commission).
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