Form 10-Q
period 2022-09-30
HARVARD BIOSCIENCE INC
filed 2022-11-09
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 41,657,688 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,144	$7,821
Accounts receivable, net	15,023	21,834
Inventories	26,116	27,587
Other current assets	5,535	4,341
Total current assets	51,818	61,583
Property, plant and equipment, net	3,555	3,415
Operating lease right-of-use assets	6,019	6,897
Goodwill	54,851	57,689
Intangible assets, net	22,464	27,385
Other long-term assets	8,306	5,375
Total assets	$147,013	$162,344
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,720	$3,235
Current portion of operating lease liabilities	2,121	2,142
Accounts payable	5,877	4,911
Deferred revenue	3,642	4,266
Other current liabilities	7,000	10,762
Total current liabilities	21,360	25,316
Long-term debt, net	46,534	45,095
Deferred tax liability	1,181	1,558
Operating lease liabilities	5,539	6,488
Other long-term liabilities	420	486
Total liabilities	75,034	78,943
Commitments and contingencies - Note 12
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 41,657,688 shares issued and outstanding at September 30, 2022; 41,142,876 shares issued and outstanding at December 31, 2021	453	452
Additional paid-in-capital	228,229	225,650
Accumulated deficit	(140,524)	(132,674)
Accumulated other comprehensive loss	(16,179)	(10,027)
Total stockholders' equity	71,979	83,401
Total liabilities and stockholders' equity	$147,013	$162,344

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$26,922	$29,663	$84,908	$85,849
Cost of revenues	14,750	13,355	39,922	37,757
Gross profit	12,172	16,308	44,986	48,092

Sales and marketing expenses	5,819	6,183	19,093	17,299
General and administrative expenses	6,324	5,458	18,630	18,190
Research and development expenses	2,763	2,660	9,480	7,848
Amortization of intangible assets	1,572	1,459	4,492	4,388
Settlement of litigation, net - Note 13	(544)	-	(233)	-
Total operating expenses	15,934	15,760	51,462	47,725

Operating (loss) income	(3,762)	548	(6,476)	367

Other expense:
Interest expense	(749)	(373)	(1,648)	(1,161)
Other expense, net	(179)	(130)	(163)	(477)
Total other expense	(928)	(503)	(1,811)	(1,638)

(Loss) income before income taxes	(4,690)	45	(8,287)	(1,271)
Income tax (benefit) expense	(1,285)	215	(437)	(22)
Net loss	$(3,405)	(170)	$(7,850)	$(1,249)

Loss per share:
Basic and diluted loss per common share	$(0.08)	$(0.00)	$(0.19)	$(0.03)

Weighted-average common shares:
Basic and diluted	41,637	40,754	41,353	40,202

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(3,405)	$(170)	$(7,850)	$(1,249)
Other comprehensive loss:
Foreign currency translation adjustments	(2,936)	(1,135)	(6,152)	(1,937)
Comprehensive loss	$(6,341)	$(1,305)	$(14,002)	$(3,186)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

					Accumulated
Three Months Ended	Number		Additional		Other		Total
September 30, 2022	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at June 30, 2022	41,500	$453	$227,413	$(137,119)	$(13,243)	$-	$77,504
Stock option exercises	24	-	64	-	-	-	64
Vesting of restricted stock units	233	-	-	-	-	-	-
Shares withheld for taxes	(100)	-	(387)	-	-	-	(387)
Stock-based compensation expense	-	-	1,139	-	-	-	1,139
Net income	-	-	-	(3,405)	-	-	(3,405)
Other comprehensive loss	-	-	-	-	(2,936)	-	(2,936)
Balance at September 30, 2022	41,657	$453	$228,229	$(140,524)	$(16,179)	$-	$71,979

					Accumulated
Three Months Ended	Number		Additional		Other		Total
September 30, 2021	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at June 30, 2021	40,486	$451	$225,583	$(133,465)	$(13,868)	$-	$78,701
Stock option exercises	38	-	150	-	-	-	150
Vesting of restricted stock units	493	-	-	-	-	-	-
Shares withheld for taxes	(208)	-	(1,663)	-	-	-	(1,663)
Stock-based compensation expense	-	-	1,004	-	-	-	1,004
Net loss	-	-	-	(170)	-	-	(170)
Other comprehensive loss	-	-	-	-	(1,135)	-	(1,135)
Balance at September 30, 2021	40,809	$451	$225,074	$(133,635)	$(15,003)	$-	$76,887

					Accumulated
Nine Months Ended	Number		Additional		Other		Total
September 30, 2022	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at December 31, 2021	41,143	$452	$225,650	$(132,674)	$(10,027)	$-	$83,401
Stock option exercises	40	1	106	-	-	-	107
Stock purchase plan	78	-	239	-	-	-	239
Vesting of restricted stock units	628	-	-	-	-	-	-
Shares withheld for taxes	(232)	-	(1,167)	-	-	-	(1,167)
Stock-based compensation expense	-	-	3,401	-	-	-	3,401
Net loss	-	-	-	(7,850)	-	-	(7,850)
Other comprehensive loss	-	-	-	-	(6,152)	-	(6,152)
Balance at September 30, 2022	41,657	$453	$228,229	$(140,524)	$(16,179)	$-	$71,979

					Accumulated
Nine Months Ended	Number		Additional		Other		Total
September 30, 2021	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at December 31, 2020	47,153	$444	$232,357	$(132,386)	$(13,066)	$(10,668)	$76,681
Retirement of treasury stock	(7,746)	-	(10,668)	-	-	$10,668	-
Stock option exercises	535	7	2,700	-	-	-	2,707
Stock purchase plan	56	-	202	-	-	-	202
Vesting of restricted stock units	1,196	-	-	-	-	-	-
Shares withheld for taxes	(385)	-	(2,653)	-	-	-	(2,653)
Stock-based compensation expense	-	-	3,136	-	-	-	3,136
Net loss	-	-	-	(1,249)	-	-	(1,249)
Other comprehensive loss	-	-	-	-	(1,937)	-	(1,937)
Balance at September 30, 2021	40,809	$451	$225,074	$(133,635)	$(15,003)	$-	$76,887

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,850)	$(1,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,122	1,311
Amortization of intangible assets	4,492	4,388
Amortization of deferred financing costs	210	210
Stock-based compensation expense	3,401	3,136
Deferred income taxes and other	(160)	(498)
Investment in Convertible Preferred Stock - Note 13	(3,900)	-
Changes in operating assets and liabilities:
Accounts receivable	6,060	(727)
Inventories	(329)	(4,048)
Other assets	(811)	(2,088)
Accounts payable and accrued expenses	(2,379)	1,901
Deferred revenue	(551)	(142)
Other liabilities	(832)	(1,049)
Net cash (used in) provided by operating activities	(1,527)	1,145
Cash flows from investing activities:
Additions to property, plant and equipment	(1,355)	(837)
Additions to intangible assets	-	(150)
Net cash used in investing activities	(1,355)	(987)
Cash flows from financing activities:
Borrowing on bank line of credit	7,800	2,500
Repayment on bank line of credit	(4,650)	(4,000)
Repayment of term debt	(2,436)	(1,500)
Debt issuance costs	-	(102)
Proceeds from exercise of stock options and employee stock purchase plan	346	2,909
Taxes paid related to net share settlement of equity awards	(1,167)	(2,653)
Net cash used in financing activities	(107)	(2,846)
Effect of exchange rate changes on cash	312	(81)
Decrease in cash and cash equivalents	(2,677)	(2,769)
Cash and cash equivalents at beginning of period	7,821	8,317
Cash and cash equivalents at end of period	$5,144	$5,548
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,529	$836
Cash paid for income taxes, net of refunds	$493	$506

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies, and Risks and Uncertainties

Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2022, results of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2022 and 2021, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2022.

Risks and Uncertainties

The COVID-19 pandemic has had a negative impact on the Company’s operations to date and the future impacts of the pandemic and any resulting economic impact are continuously evolving. Many countries continue to issue COVID-19 related policies in an attempt to control the pandemic. In particular, during the beginning of 2022, China implemented area-wide shutdowns in order to control the spread of COVID-19, which have continued for different parts of China throughout 2022.

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

Additionally, during 2022 the global economy has experienced high levels of inflation, rising interest rates and significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. The Company’s results of operations have been negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflict between Russia and Ukraine, a softening economy in Europe and rising interest rates on the Company’s debt may also have a negative impact on the Company’s results.

If business interruptions resulting from COVID-19 or the current macroeconomic conditions described above were to be prolonged or expanded in scope, the Company’s business, financial condition, results of operations and cash flows would likely be negatively impacted.

2.	Recently Issued Accounting Pronouncements

Accounting Pronouncements to be Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance (“ASU 2021-10”), which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. ASU 2021-10 impacts footnote disclosures and will be effective for the Company’s annual financial statements for the year ended December 31, 2022. The Company is currently evaluating the potential impact of adopting ASU 2021-10 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. ASU 2017-04 will be effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact that adopting ASU 2017-04 will have on its consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘ASU 2016-13’), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company believes that the adoption of ASU 2016-13 will not have a significant impact on its consolidated financial statements.

3.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2022, were as follows:

(in thousands)
Carrying amount at December 31, 2021	$57,689
Effect of change in currency translation	(2,838)
Carrying amount at September 30, 2022	$54,851

Intangible Assets

Identifiable intangible assets at September 30, 2022 and December 31, 2021 consist of the following:

		September 30, 2022			December 31, 2021
(in thousands)	Average		Accumulated			Accumulated
Amortizable intangible assets:	Life*	Gross	Amortization	Net	Gross	Amortization	Net
Distribution agreements/customer relationships	7.3	$16,716	$(9,034)	$7,682	$17,689	$(8,675)	$9,014
Existing technology	3.5	37,744	(25,748)	11,996	38,707	(23,962)	14,745
Trade names and patents	3.8	8,162	(5,583)	2,579	8,496	(5,108)	3,388
Total amortizable intangible assets		$62,622	$(40,365)	$22,257	$64,892	$(37,745)	$27,147
Indefinite-lived intangible assets:				207			238
Total intangible assets				$22,464			$27,385

* Weighted average life in years as of September 30, 2022

Intangible asset amortization expense was $1.6 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively. Estimated amortization expense of intangible assets for each of the five succeeding years and thereafter as of September 30, 2022, is as follows:

(in thousands)
2022 (remainder of year)	$1,564
2023	5,486
2024	5,194
2025	4,009
2026	2,348
Thereafter	3,656
Total	$22,257

4.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	September 30,	December 31,
(in thousands)	2022	2021
Finished goods	$5,340	$5,646
Work in process	3,846	3,410
Raw materials	16,930	18,531
Total	$26,116	$27,587

Other Current Liabilities:	September 30,	December 31,
(in thousands)	2022	2021
Compensation	$3,091	$6,048
Professional fees	514	480
Warranty costs	255	240
Customer related costs	2,184	2,265
Accrued income taxes	-	224
Other	956	1,505
Total	$7,000	$10,762

5.	Restructuring and Other Exit Costs

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

During 2019, the Company initiated a restructuring program to improve operational efficiency and reduce costs which entailed consolidating and downsizing several sites and headcount reductions in Europe and North America. This program was completed in 2021. Restructuring costs under this program were $0.1 million and $1.3 million for the three and nine months ended September 30, 2021, respectively. Substantially all of these costs have been included as a component of general and administrative expenses.

During the three months ended September 30, 2022, the Company completed a review of its product portfolio in which the Company identified certain non-strategic products for discontinuation. In the three months ended September 30, 2022, we incurred charges of $1.3 million, included in cost of revenues, in connection with excess and obsolete inventory, and $0.6 million in severance expense included in general and administrative expense, in connection with headcount reductions in Europe and North America.

The following table summarizes the activity for accrued restructuring liabilities for the nine months ended September 30, 2022:

	Cost of
(in thousands)	Revenues	Severance	Other	Total
Balance at December 31, 2021	$-	$-	$-	$-
Restructuring and other exit costs	1,320	561	28	1,909
Non-cash charges	(1,320)	-	-	(1,320)
Cash payments	-	(82)	(28)	(110)
Balance at September 30, 2022	$-	$479	$-	$479

6.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (“MCS”), the Company entered into a facility lease agreement with the former principal owner of MCS who became an employee of the Company at the time of the acquisition and subsequently retired in 2021. The MCS agreement expires on December 31, 2024. Pursuant to this lease agreement, the Company made rent payments of approximately $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.2 million for each of the nine months ended September 30, 2022 and 2021.

7.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030. The components of lease expense for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$486	$521	$1,483	$1,544
Short-term lease cost	58	49	180	150
Sublease income	(25)	(25)	(76)	(76)
Total lease cost	$519	$545	$1,587	$1,618

Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$1,759	$1,791
Right-of-use assets obtained in exchange for lease obligations:	$248	$351

Supplemental balance sheet information related to the Company’s operating leases are as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Operating lease right-of-use assets	$6,019	$6,897

Current portion, operating lease liabilities	$2,121	$2,142
Operating lease liabilities, long-term	5,539	6,488
Total operating lease liabilities	$7,660	$8,630

Weighted average remaining lease term (years)	6.4	6.7
Weighted average discount rate	9.4%	9.3%

Future minimum lease payments for operating leases subsequent to September 30, 2022, are as follows:

Year Ending December 31,
(in thousands)
2022 (remainder of year)	$531
2023	2,101
2024	1,755
2025	1,052
2026	1,016
Thereafter	3,970
Total lease payments	10,425
Less imputed interest	(2,765)
Total operating lease liabilities	$7,660

8.	Capital Stock and Stock-Based Compensation

Stock-Based Payment Awards

Stock-based awards consist of stock options, time-based restricted stock units (“RSUs”), performance-based RSUs and shares issued under the Company’s employee stock purchase plan. Activity under the Company’s equity incentive plans for the nine months ended September 30, 2022 was as follows:

		Weighted
	Stock	Average	Time-Based		Performance-
	Options	Exercise	RSUs	Grant Date	Based RSUs	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at December 31, 2021	1,404,816	$3.10	1,141,164	$3.57	860,155	$3.13
Granted	-	-	807,345	4.91	283,641	5.38
Exercised	(40,267)	2.64	-	-	-	-
Vested (RSUs)	-	-	(232,157)	3.77	(396,279)	2.09
Cancelled/Forfeited	(76,658)	2.81	(145,580)	4.64	(20,284)	3.93
Balance at September 30, 2022	1,287,891	$3.13	1,570,772	$4.13	727,233	$4.55

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenues	$-	$32	$88	$83
Sales and marketing expenses	147	149	493	373
General and administrative expenses	919	790	2,633	2,593
Research and development expenses	73	33	187	87
Total stock-based compensation expenses	$1,139	$1,004	$3,401	$3,136

As of September 30, 2022, the total compensation costs related to unvested awards not yet recognized is $6.6 million and the weighted average period over which it is expected to be recognized is approximately 1.7 years. The Company did not capitalize any stock-based compensation.

The weighted average estimated fair value of the performance-based RSUs that were granted during the nine months ended September 30, 2022 was $5.38 per unit. The following assumptions were used to estimate the fair value of the performance-based RSUs granted during the nine months ended September 30, 2022 using a Monte-Carlo valuation simulation:

2022
Volatility	63.7%
Risk-free interest rate	1.8%
Correlation coefficient1	41.1%
Dividend yield	-%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss available to common stockholders	$(3,405)	$(170)	$(7,850)	$(1,249)
Weighted average shares outstanding - basic	41,637	40,754	41,353	40,202
Dilutive effect of equity awards	-	-	-	-
Weighted average shares outstanding - diluted	41,637	40,754	41,353	40,202
Basic and diluted loss per share	$(0.08)	$(0.00)	$(0.19)	$(0.03)
Shares excluded from diluted loss per share due to their anti-dilutive effect	3,594	3,908	3,676	4,438

9.	Long-Term Debt

As of September 30, 2022 and December 31, 2021, the Company’s borrowings were comprised of:

	September 30,	December 31,
(in thousands)	2022	2021
Long-term debt:
Term loan	$35,564	$38,000
Revolving line	14,600	11,450
Less: unamortized deferred financing costs	(910)	(1,120)
Total debt	49,254	48,330
Less: current installments	(3,000)	(3,515)
Current unamortized deferred financing costs	280	280
Long-term debt	$46,534	$45,095

On December 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank (together, the “Lenders”). The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc., and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Available and unused borrowing capacity under the revolving line of credit was $3.0 million as of September 30, 2022 based on the Credit Agreement, as amended pursuant to the first and second amendments to the Credit Agreement (the “April 2022” and “November 2022 Amendments”, respectively) described below. Total revolver borrowing capacity is limited by the consolidated net leverage ratio as defined under the amended Credit Agreement.

As part of the November 2022 Amendment, the Credit Facility’s LIBOR rate option was replaced with the Secured Overnight Financing Rate (SOFR). All references in this footnote to the LIBOR rate were changed to SOFR in connection with the November 2022 Amendment. Borrowings under the amended Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on SOFR for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement, as amended (a “SOFR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). SOFR interest under the Credit Agreement is subject to applicable market rates and a floor of 0.50%. The alternative base rate is based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. The applicable interest rate margin varies from 2.0% per annum to 3.25% per annum for SOFR Loans, and from 1.5% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Credit Agreement. Interest on SOFR Loans is payable in arrears on the last day of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to SOFR Loan breakage and redeployment costs in certain circumstances.

The effective interest rate for the three months ended September 30, 2022 and 2021, was 5.8% and 3.2%, respectively, and for the nine months ended September 30, 2022 and 2021, was 4.3% and 3.3%, respectively. As of September 30, 2022, the weighted average interest rate on the Company’s borrowings was 6.4%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

Commencing on March 31, 2021, the outstanding term loans amortize in quarterly installments of $0.5 million per quarter on such date and during each of the next three quarters thereafter, $0.75 million per quarter during the next eight quarters thereafter and $1.0 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year, the term loans may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

The Credit Agreement, as amended in April and November, includes customary affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets and pay dividends on its capital stock. The financial covenants include a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement, as amended, also includes customary events of default.

On April 28, 2022, the Company entered into an amendment to the Credit Agreement and Pledge and Security Agreement (the “April 2022 Amendment”), pursuant to which the Lenders and the Administrative Agent agreed, among other things, (i) to modify the financial covenant relating to the consolidated net leverage ratio, and (ii) to consent to the settlement described in Note 13- Litigation Settlement. In consideration for the April 2022 Amendment, the Company paid fees of $0.2 million to the Lenders and Administrative Agent.

On November 8, 2022, the Company entered into the November 2022 Amendment, pursuant to which the Lenders and the Administrative Agent have agreed, among other things, to modify (i) the financial covenant relating to the consolidated net leverage ratio, and (ii) the definition of Consolidated EBITDA used in the calculation of certain financial covenants, including to exclude non-cash inventory charges related to the Company’s decision to discontinue non-strategic products. In consideration for the November 2022 Amendments, the Company paid fees of $0.2 million to the Lenders and the Administrative Agent.

The Company was in compliance with the covenants of the Credit Agreement, in accordance with the November 2022 Amendment, as of September 30, 2022.

10.	Revenues

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Instruments, equipment, software and accessories	$25,705	$28,485	$81,008	$82,304
Service, maintenance and warranty contracts	1,217	1,178	3,900	3,545
Total revenues	$26,922	$29,663	$84,908	$85,849

The following tables represent a disaggregation of revenue by geographic destination for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$11,511	$12,709	$38,278	$37,300
Europe	7,344	8,366	22,361	25,569
Asia	6,730	7,161	19,080	18,588
Rest of the world	1,337	1,427	5,189	4,392
Total revenues	$26,922	$29,663	$84,908	$85,849

Deferred Revenue

The following tables provide details of deferred revenue as of the periods indicated:

	September 30,	December 31,
(in thousands)	2022	2021
Service contracts	$1,642	$1,976
Customer advances	2,000	2,290
Total deferred revenue	$3,642	$4,266

During the nine months ended September 30, 2022 and 2021 the Company recognized revenue of $2.1 million and $1.8 million from contract liabilities existing at December 31, 2021 and 2020, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts receivable. Activity in the allowance for doubtful accounts is as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance, beginning of period	$136	$227
Bad debt expense (credit)	103	(13)
Charge-offs and other	(60)	(76)
Balance, end of period	$179	$138

Concentrations

No customer accounted for more than 10% of revenues for the three and nine months ended September 30, 2022 and 2021. At September 30, 2022 and December 21, 2021, no customer accounted for more than 10% of net accounts receivable.

11.	Income Tax

Income tax (benefit) expense was $(1.3) million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and was $(0.4) million and less than $(0.1) million for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021, were 27.4% and 477.8%, respectively. The effective tax rates for the nine months ended September 30, 2022 and 2021, were 5.3% and 1.7%, respectively.

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

On April 27, 2022, the Company and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) (“Biostage”) executed a settlement with the plaintiffs in the Biostage Litigation (as defined below) which resolves all claims relating to the litigation as described in Note 13 – Litigation Settlement.

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

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Biostage, a former subsidiary of the Company that was spun off in 2013, as well as another third party (the “Biostage Litigation”). The complaint  sought payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013.

On April 27, 2022, the Company and Biostage executed a settlement with the plaintiffs of the Biostage Litigation and Biostage’s products liability insurance carriers (the “Settlement”), which resolved all claims by and between the parties and Biostage’s product liability insurance carriers and resulted in the dismissal with prejudice of the wrongful death claim and all claims between the Company, Biostage and the insurance carriers. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or Biostage. Biostage has indemnified the Company for all losses and expenses, including legal expenses that the Company incurred in connection with the litigation and the Settlement.

During the nine months ended September 30, 2022, the Company recorded Settlement related charges (credits) as follows:

●

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

●

During the three months ended June 30, 2022, the Company recorded credit adjustments of $4.9 million to the reserve against the indemnification receivable from Biostage. These adjustments reflected: i) the issuance by Biostage of 4,000 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligation, ii) the payment by Biostage of a portion of the legal fees associated with the Settlement, and iii) other accrual adjustments.

●

During the three months ended September 30, 2022, the Company recorded a credit adjustment of $0.5 million to the reserve against the indemnification receivable from Biostage due to the final payment by Biostage of the legal fees associated with the Settlement.

The Series E Preferred Stock was recorded at an estimated fair value of $4.0 million including dividends, and is included in the September 30, 2022 Consolidated Balance Sheet as a component of Other Long-Term Assets. The Series E Preferred Stock ranks senior to all classes of common stock of Biostage and all classes of preferred stock of Biostage (unless the Company consents to Biostage’s issuance of other preferred stock that is senior to or pari passu with the Series E Preferred Stock) and accrues dividends at a rate of 8% per annum that are payable in additional shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible at any time at the option of the Company into such number of shares of Biostage common stock determined by dividing (a) the $1,000 face value of the Series E Preferred Stock plus all accrued and unpaid dividends thereon by (b) the average of the volume weighted average trading prices of Biostage’s common stock, which is currently quoted on the OTCQB Marketplace, for the 60 consecutive trading days prior to the conversion. In the event Biostage has a subsequent qualified offering of its common stock, (which is defined as an offering of Biostage common stock that coincides with its uplisting onto Nasdaq, the first subsequent public offering by Biostage, or the first subsequent private placement by Biostage resulting in gross proceeds to Biostage of at least $4,000,000), the Series E Preferred Stock is mandatorily converted into Biostage common stock at the applicable qualified offering price. Due to Biostage’s limited operating history, their overall financial condition and the limited trading volume and liquidity of Biostage’s common stock, the value of the Series E Preferred Stock could fluctuate considerably from time to time.

The Company has elected the provisions within ASC 321 Investment Securities to subsequently measure the Series E Preferred Stock at its original cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Biostage. As of September 30, 2022, there have been no measurement adjustments to the carrying value of the Series E Preferred Stock.

14.	Subsequent Event

Credit Agreement Amendment

On November 8, 2022, the Company entered into the November 2022 Amendment to the Credit Agreement as described in detail in Note 9 – Long-Term Debt.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail in our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Bioscience, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

Recent Developments

COVID-19

The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact are largely unknown and continuously evolving. Many countries world-wide continue to issue COVID-19 related policies in an attempt to control the pandemic. In particular, during the beginning of 2022, China implemented area-wide shutdowns in order to control the spread of COVID-19, which have continued for different parts of China throughout 2022.

Global Supply Chain and Economic Environment

The global supply chain has experienced significant disruptions due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19, leading to increased cost of freight, purchased materials and manufacturing labor costs, while also delaying customer shipments. We believe these supply chain trends will continue through the rest of 2022. These conditions, in addition to the overall impact on the global economy, have negatively impacted our results of operations and cash flows.

Additionally, during 2022 the global economy has experienced high levels of inflation, rising interest rates, significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. Our results of operations have been negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflict between Russia and Ukraine, a softening economy in Europe, and rising interest rates on our debt may also have a negative impact on our results.

If business interruptions resulting from COVID-19 or the current macroeconomic conditions described above were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would likely be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Selected Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021.

	Three Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue
Revenues	$26,922		$29,663
Gross profit	12,172	45.2%	16,308	55.0%
Sales and marketing expenses	5,819	21.6%	6,183	20.8%
General and administrative expenses	6,324	23.5%	5,458	18.4%
Research and development expenses	2,763	10.3%	2,660	9.0%
Amortization of intangible assets	1,572	5.8%	1,459	4.9%
Settlement of litigation, net	(544)	-2.0%	-	-
Interest expense	749	2.8%	373	1.3%
Income tax (benefit) expense	(1,285)	-4.8%	215	0.7%

Revenue

Revenues decreased $2.7 million, or 9.2%, to $26.9 million for the three months ended September 30, 2022, compared to $29.7 million for the three months ended September 30, 2021. The decrease in revenues was due primarily to a decrease in sales of our pre-clinical products, as well as unfavorable currency impact.

Gross profit

Gross profit decreased $4.1 million, or 25.4%, to $12.2 million for the three months ended September 30, 2022, compared with $16.3 million for the three months ended September 30, 2021. Gross margin decreased to 45.2% for the three months ended September 30, 2022, compared with 55.0% for the three months ended September 30, 2021. The reduction in gross margin was due primarily to the decline in revenue noted, and resulting reduction in labor and overhead absorption, as well as higher costs of labor and materials.  Costs of goods sold for the current period also included inventory reserved related to the discontinuation of certain non-strategic products.

The global supply chain has experienced significant disruptions due to electronic components and labor shortages and other macroeconomic factors, leading to increased costs. We believe these supply chain trends will continue through the rest of 2022.

Sales and marketing expenses

Sales and marketing expenses decreased $0.4 million, or 5.9%, to $5.8 million for the three months ended September 30, 2022, compared to $6.2 million during the same period in 2021. The decrease was due to lower outside service costs and variable compensation as compared to the prior period.

General and administrative expenses

General and administrative expenses increased $0.9 million, or 15.9%, to $6.3 million for the three months ended September 30, 2022, compared to $5.5 million during the same period in 2021. The increase was primarily due to higher severance costs related to our product portfolio review and other improvement initiatives, partially offset by lower variable compensation.

Research and development expenses

Research and development expenses increased $0.1 million, or 3.9%, to $2.8 million for the three months ended September 30, 2022, compared with $2.7 million for the three months ended September 30, 2021. The increase was primarily due to higher costs associated with new product development in our preclinical product lines.

Amortization of intangible assets

Amortization of intangible asset expenses were $1.6 million for the three months ended September 30, 2022, compared with $1.5 million for the three months ended September 30, 2021. Amortization expense was higher due to a change in the estimated remaining economic life of certain intangible assets.

Settlement of litigation

During the three months ended September 30, 2022, we recorded a credit of $0.5 million as an adjustment to the reserve against the indemnification receivable from Biostage to reflect the final payment by Biostage of the legal fees associated with the Settlement.

Interest expense

Interest expense increased $0.3 million, or 100.8%, to $0.7 million for the three months ended September 30, 2022, compared with $0.4 million for the three months ended September 30, 2021. The increase was the result of higher interest rates under our Credit Agreement as well as higher average borrowing balances.

Income tax

Income tax (benefit) expense for the three months ended September 30, 2022 was $(1.3) million and was $0.2 million for the three months ended September 30, 2021. The effective tax rates for the three months ended September 30, 2022 and 2021 were 27.4% and 477.8%, respectively. The difference between our effective tax rates in 2022 and 2021 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We currently have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021.

	Nine Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue
Revenues	$84,908		$85,849
Gross profit	44,986	53.0%	48,092	56.0%
Sales and marketing expenses	19,093	22.5%	17,299	20.2%
General and administrative expenses	18,630	21.9%	18,190	21.2%
Research and development expenses	9,480	11.2%	7,848	9.1%
Amortization of intangible assets	4,492	5.3%	4,388	5.1%
Settlement of litigation, net	(233)	-0.3%	-	-
Interest expense	1,648	1.9%	1,161	1.4%
Income tax (benefit) expense	(437)	-0.5%	(22)	0.0%

Revenue

Revenues decreased $0.9 million, or 1.1%, to $84.9 million for the nine months ended September 30, 2022, compared to revenues of $85.8 million for the nine months ended September 30, 2021. The decrease in revenues was due primarily to a decrease in sales of our pre-clinical products, lower revenue in Europe and unfavorable currency impacts.

Gross profit

Gross profit decreased $3.1 million, or 6.5%, to $45.0 million for the nine months ended September 30, 2022, compared with $48.1 million for the nine months ended September 30, 2021 due primarily to the decrease in revenue and increases in the cost of goods noted above. Gross margin was 53% for the nine months ended September 30, 2022 and was 56% for the nine months ended September 30, 2021. The reduction in gross margin was due primarily to higher costs of labor and materials and inventory reserves related to the discontinuation of certain non-strategic products, as well as the impact of lower revenue on overhead absorption. Pricing increases positively impacted gross margin during 2022.

The global supply chain has experienced significant disruptions due to electronic components and labor shortages and other macroeconomic factors, leading to increased costs. We believe these supply chain trends will continue through the rest of 2022.

Sales and marketing expenses

Sales and marketing expenses increased $1.8 million, or 10.4%, to $19.1 million for the nine months ended September 30, 2022, compared to $17.3 million during the same period in 2021. The increase was primarily due to new marketing and sales support personnel and increases in travel and attendance at in-person trade shows offset by lower variable compensation. Travel and tradeshow costs were lower in the prior year due to COVID-19 related restrictions and efforts to mitigate the spread of COVID-19.

General and administrative expenses

General and administrative expenses increased $0.4 million, or 2.4%, to $18.6 million for the nine months ended September 30, 2022, compared to $18.2 million during the same period in 2021. The increase was primarily due to operational improvement initiative costs partially offset by lower variable compensation.

Research and development expenses

Research and development expenses increased $1.6 million, or 20.8%, to $9.4 million for the nine months ended September 30, 2022, compared with $7.8 million for the nine months ended September 30, 2021. The increase was primarily due to higher costs associated with new product development in our preclinical product lines.

Amortization of intangible assets

Amortization of intangible asset expenses were $4.5 million for the nine months ended September 30, 2022, compared to $4.4 million for the nine months ended September 30, 2021. Amortization expense was higher due to a change in the estimated remaining economic life of certain intangible assets.

Settlement of litigation

During the nine months ended September 30, 2022, we recorded a net credit of $0.2 million related to the Settlement consisting of $5.2 million in settlement and legal expenses accrued during the three months ended March 31, 2022, offset by credits of $4.9 million and $0.5 million during the three months ended June 30, 2022 and September 30, 2022,  respectively. The credits consisted of  adjustments to the reserve against the indemnification receivable from Biostage to reflect: i) the issuance by Biostage of Series E Convertible Preferred Stock to us on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligations, ii) the payment by Biostage of legal fees associated with the Settlement, and iii) other accrual adjustments.

Interest expense

Interest expense increased $0.5 million, or 41.9%, to $1.7 million for the nine months ended September 30, 2022, compared to $1.2 million for the nine months ended September 30, 2021. The increase was the result of both higher interest rates under our Credit Agreement as well as higher average borrowing balances.

Income tax

Income tax expense (benefit) for the nine months ended September 30, 2022 was $(0.4) million and was less than $(0.1) million for the nine months ended September 30, 2021. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 5.3% and 1.7%, respectively. The difference between our effective tax rates in 2022 and 2021 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We currently have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below as well as capital expenditures and payments associated with ongoing business improvement initiatives.

As of September 30, 2022, we held cash and cash equivalents of $5.1 million, compared with $7.8 million at December 31, 2021. Borrowings outstanding were $50.2 million and $49.5 million as of September 30, 2022 and December 31, 2021, respectively.

On December 22, 2020, we entered into a Credit Agreement which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility both maturing on December 22, 2025 (See Note 9 to our Condensed Consolidated Financial Statements included in “Part I, Item 1. Financial Statement” of this report). As of September 30, 2022, the weighted average interest rate on our borrowings was 6.4%, and the available and unused borrowing capacity under the Credit Agreement, as amended, was $3.0 million. Total revolver borrowing capacity is limited by our consolidated net leverage ratio as defined under the Credit Agreement, as amended.

On April 28, 2022, and November 8, 2022, we entered into amendments to the Credit Agreement and Pledge and Security Agreement (see Notes  9 and 14 to our Condensed Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” of this report). The amendment we entered into on November 8, 2022 (the “November 2022 Amendment”), among other things, modified the financial covenant relating to the consolidated net leverage ratio and the definition of Consolidated EBITDA used in the calculation of certain financial covenants. As a result of the November 2022 Amendment, we are in compliance with these financial covenants of the Credit Agreement, as amended.

Based on our current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any costs associated with restructuring activities and capital expenditures for at least the next 12 months. This assessment includes consideration of our best estimates of the impact of the COVID-19 pandemic and other macroeconomic conditions on our financial results described above. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash (used in) provided by operating activities	$(1,527)	$1,145
Cash used in investing activities	(1,355)	(987)
Cash used in financing activities	(107)	(2,846)
Effect of exchange rate changes on cash	312	(81)
Decrease in cash and cash equivalents	$(2,677)	$(2,769)

Cash (used in) provided by operating activities was $(1.5) million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. Cash flow from operations for the nine months ended September 30, 2022 was lower than the comparable period in the prior year due to increased operating losses as noted, payments related to the Biostage Litigation, offset by the positive impact of improved accounts receivable collections. During the nine months ended September 30, 2022, we paid approximately $4.0 million in connection with the Settlement.

Cash used in investing activities was $1.4 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively, and primarily consisted of capital expenditures in manufacturing and information technology infrastructure.

Cash used in financing activities was $0.1 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, debt outstanding under our credit facility increased by $0.7 million, consisting of net drawings against our revolver of $3.1 million, offset by payments of $2.4 million against the term loan. We also paid $1.2 million for taxes related to net share settlement of equity awards. During the nine months ended September 30, 2021, we reduced total debt outstanding under our credit facility by $3.0 million. This reduction included $1.5 million paid under term loan installments and a net reduction in revolver borrowings of $1.5 million. We also received proceeds of $2.9 million from the exercise of stock options and we paid $2.7 million for taxes related to net share settlements of equity awards.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended September 30, 2022, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues of approximately $1.1 million and a favorable effect on expense of approximately $1.0 million. During the nine months ended September 30, 2022, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues of approximately $2.4 million and a favorable effect on expenses of approximately $2.3 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the three months ended September 30, 2022 was $2.9 million, compared to a loss of approximately $1.1 million for the three months ended September 30, 2021. The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss during the nine months ended September 30, 2022 was $6.2 million, compared to a loss of $1.9 million for the nine months ended September 30, 2021.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in a loss of $0.3 million during the three months ended September 30, 2022, and losses of $0.6 million and $0.1 million during the nine months ended September 30, 2022 and 2021, respectively. Currency gains for the three months ended September 30, 2021 were not significant.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rising inflation and interest rates could negatively impact our revenues, profitability and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation.  Increases in interest rates have had, and could continue to have, a material impact on our borrowing costs. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales if there is a decrease in spending on products in our industry in general or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition and results of operations.

Our credit agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (collectively, the “Credit Agreement”) and will mature on December 22, 2025. As of September 30, 2022, we had outstanding borrowings of $50.2 million under the Credit Agreement.

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

We were not in compliance with certain financial covenants under the Credit Agreement as of September 30, 2022 but we were able to cure such noncompliance with the November 2022 Amendment. If we are not able to maintain compliance with the covenants under the Credit Agreement, as amended, or are unsuccessful in obtaining waivers or amendments for any covenant defaults in the future, in addition to other actions our lenders may require, the amounts outstanding under the Credit Agreement may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Further, based upon our actual performance levels, our covenants relating to leverage and fixed charges could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy.

Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to make such payments, comply with the financial covenants, or any other non-financial or restrictive covenant, would create a default under our Credit Agreement. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which such case prior thereto we would have to extend such maturity date, or otherwise repay, refinance and or restructure the obligations under the Credit Agreement, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance or restructure prior to maturity, or any other default existed under the Credit Agreement, our lenders could accelerate the indebtedness under the Credit Agreement, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

Item 3.       Defaults Upon Senior Securities.

See the discussion regarding the Credit Agreement, as amended by the November 2022 Amendment, in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None.

Item 6.       Exhibits

10.1	Second Amendment to Credit Agreement and Amendment to Pledge and Security Agreement, dated November 8, 2022, among Harvard Bioscience, Inc., Citizens Bank, N.A., as the administrative agent, and the lenders party thereto.
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.
Date: November 8, 2022
	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

	By:	/s/ MICHAEL A. ROSSI
Michael A. Rossi
Chief Financial Officer