Form 10-K
period 2022-12-31
HARVARD BIOSCIENCE INC
filed 2023-03-09
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The aggregate market value of shares of voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $141.8 million based on the closing sales price of the registrant’s common stock, par value $0.01 per share on that date. At March 1, 2023, there were 42,190,043 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

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

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bio-production and preclinical testing for pharmaceutical and therapy development. Our products and services are sold globally to customers ranging from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe and China, we sell through a combination of direct and distribution channels to customers around the world.

Recent Developments

Global Supply Chain and Economic Environment

The global supply chain has experienced significant disruptions due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19, leading to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. We expect these supply chain trends to continue into 2023. These conditions, in addition to the overall impacts on the global economy, have negatively impacted our results of operations and cash flows.

Additionally, during 2022 the global economy has experienced high levels of inflation, rising interest rates, significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. Our results of operations have been negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflict between Russia and Ukraine, a softening economy in Europe, and rising interest rates on our debt have had a negative impact on our results of operations.

COVID-19

The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact remain largely unknown and continue to evolve. Many countries worldwide continue to issue COVID-19 related restrictive orders in an attempt to control the effects of the pandemic. In particular, during the beginning of 2022, China implemented area-wide shutdowns in order to control the spread of COVID-19, which continued in different parts of China throughout 2022. Such shutdowns had an adverse impact on our financial results for fiscal 2022.

If business interruptions resulting from the current macroeconomic conditions or COVID-19 described above were to be prolonged or expanded in scope, the Company’s business, financial condition, results of operations and cash flows would likely be negatively impacted. If the impacts of the supply chain disruptions are more severe than we expect, it could result in longer lead times and further increased costs, all of which could materially adversely affect our business, financial condition and results of operations.

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

In 1996, a group of investors acquired a majority of the then existing business of our predecessor, Harvard Apparatus, Inc. Following this acquisition, our focus was redirected to acquiring complementary companies with innovative technologies while continuing to grow the existing business through internal product development. Since 1996, we have completed multiple business or product line acquisitions related to our continuing operations. Harvard Bioscience, Inc. was incorporated in the State of Delaware in September 2000 and became the successor entity to Harvard Apparatus, Inc. by merger in November 2000.

In 2018, we acquired Data Sciences International, Inc. (“DSI”), a global leader in products, services and solutions focused on preclinical testing. The DSI product portfolio, which is largely complementary to our cellular and molecular technology (“CMT”) product portfolio, expanded our product portfolio to address the continuum from research and discovery to preclinical testing with principal application in pharmaceutical and therapy testing.

In 2019, we initiated a restructuring program to improve operational efficiency and reduce costs which entailed consolidating and downsizing several sites and reducing headcount in Europe and North America. This program was completed in 2021.

During 2022, we completed a review of our business and product portfolio and identified opportunities to rationalize our product portfolio, improve our cost structure and  optimize our sales organization. In connection with this review, we identified certain non-strategic products for discontinuation and further reduced our headcount in Europe and North America. We believe that these actions, which were completed in 2022, will allow us to focus on product opportunities that drive sustainable revenue growth with attractive gross margins and improved profitability.

Our Products

As noted above, our products and services enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bio-production and preclinical testing.

We have organized our product line activities into two product families, CMT and Preclinical.

Our CMT product family is primarily composed of products supporting research related to molecular, cellular organ and organoid technologies, with additional application in the emerging field of bio-production of pharmaceuticals and therapeutics. The principal customers for our CMT products include academic and government laboratories, biotechnology and pharmaceutical companies, and contract research organizations.

Our Preclinical product family includes four business lines that support the preclinical research and testing phase for drug development, and in particular testing related to data collection and analysis for safety and regulatory compliance. Preclinical products are primarily sold to pharmaceutical, biotechnology and contract research organizations, as well as larger academic labs.

We sell our products under several brand names, including Harvard Apparatus, DSI, Buxco, Biochrom, BTX, Heka, Hugo Sachs, Multichannel Systems MCS GmbH (“MCS”), and Panlab.

Our solutions range from simple to complex, and generally consist of hardware/firmware and software products, augmented with consumables, options, upgrades and post-sales (scientific, installation and data) services. Sales prices of these products and services range typically from $1,000 to over $100,000. Our products include spectrophotometers that analyze light to detect and quantify a wide range of molecules as well as cell analysis and electroporation and electrofusion systems to influence and/or analyze cellular processes. Other products and services focus on tissue and organ responses to new drugs and encompass wireless monitors, and signal acquisition and analysis functionality. We also feature products that monitor physiological processes in living organisms to study behavior. Many of our proprietary products are leaders in their fields.

In addition to our proprietarily manufactured products, we distribute products developed by other manufacturers. These distributed products accounted for approximately 15% and 14% of our revenues for the years ended December 31, 2022 and 2021, respectively. Resale of such products enables us to act as a single source for our customers’ research needs. They consist of a large variety of complementing instruments or accessories as well as consumables used in experiments involving fluid handling, molecular and cell analysis and tissue, organ and animal research.

Below is a description of each product family.

Cellular and Molecular Technologies Product Family

Our CMT product family includes products designed primarily to support the discovery phase of new drug development. CMT products include:

●	High precision syringe and peristaltic infusion pump product lines;

●	electroporation and electrofusion instruments, amino acid analyzers, spectrophotometers, and other equipment which primarily support molecular level testing and research; and

●

precision scientific measuring instrumentation and equipment in the field of electrophysiology such as: data acquisition systems with custom amplifier configurations for cellular analysis, complete micro electrode array solutions for in vivo recordings and in vitro systems for extracellular recordings.

Our CMT product family made up approximately 51% and 47% of our global revenues for the years ended December 31, 2022 and 2021, respectively.

Preclinical Product Family

Our Preclinical product family provides a complete platform to assess physiological data from organisms for research ranging from basic research to drug discovery, and drug development services. The Preclinical product family consists of the DSI and Buxco brands. It includes:

●	implantable and externally worn telemetry systems, which are commonly used in research to collect cardiovascular, central nervous system, respiratory, metabolic data;

●

behavioral products; isolated organ and surgical products, a broad range of instruments and accessories for tissue, organ-based lab research, including surgical products, infusion systems, and behavior research systems;

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

Our Preclinical product family made up approximately 49% and 53% of our global revenues for the years ended December 31, 2022 and 2021, respectively.

Customers

Our end-user customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institutes of Health (“NIH”), and contract research organizations (“CROs”). Our pharmaceutical and biotechnology customers have included pharmaceutical companies and research laboratories such as Pfizer, Amgen, Inc., AstraZeneca plc, Genentech, Inc. and Johnson & Johnson. Our academic customers include major colleges and universities including Harvard University, Cambridge University, Johns Hopkins University, Massachusetts Institute of Technology, Yale University, the University of California system, Baylor College of Medicine, and the University of Texas and Imperial College London. Our CRO customers include Labcorp, Charles River Laboratories and Wuxi AppTec. We have a wide range of diverse customers worldwide and no customer accounted for more than 10% of our revenues in 2022.

Sales

We conduct direct sales in the United States, China and major European markets. We sell primarily through distributors in other countries. For the year ended December 31, 2022, revenues from direct sales to end-users represented approximately 63% of our revenues; and revenues from sales of our products through distributors represented approximately 37% of our revenues.

Direct Sales

We have a global sales organization managing both direct sales and distributors. Our websites and marketing collateral serve as the primary sales tool for our product lines, which includes both proprietary manufactured products and complementary products from various suppliers.

Sales through Distributors

We engage distributors for the sales of our own branded and private label products in certain areas of the world and for certain product lines.

Marketing

We have a centralized marketing group, which encompasses product management, and market communications. Marketing maintains value-proposition based product roadmaps, collaborates with research and development on timing and investment for new products, supports direct and distributor sales activities, sets the global pricing of our products and conceives the storylines on how to sell our products. Marketing also maintains digital presence across the web and social media platforms, creates electronic leads and analyzes opportunities for new product portfolio extensions.

Research and Development

Our principal research and development mission is to develop products that address growth opportunities within the life science research process as well as to maintain and optimize our existing product portfolios. We maintain development staff in many of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation. Our research and development expenses were approximately $12.3 million and $10.8 million for the years ended December 31, 2022 and 2021, respectively. We anticipate that we will continue to make investments in research and development activities to advance our position in the industry as a provider of life science equipment, software and services. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and acquiring products and technologies through business and technology acquisitions or collaborations, as appropriate.

Manufacturing

We manufacture and test the majority of our products in our principal manufacturing facilities located in the United States, Sweden, Spain and Germany. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house manufacturing expertise, technologies and resources. We seek to maintain multiple suppliers for key components that are not manufactured in-house, and while some of our products are dependent on sole-source suppliers, we have made investments in new talent in procurement and other functions to reduce exposures related to sole-source suppliers, and are accelerating these efforts given the dynamics of the global supply chain in 2022. Our manufacturing operations primarily involve assembly and testing activities along with some machine-based processes. Going forward we will continue to evaluate our manufacturing facilities and operations in order to optimize our manufacturing footprint.

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

We compete with several companies that provide instruments for life science research including, Lonza Group Ltd., Becton Dickinson, Eppendorf AG, Kent Scientific Corporation, Danaher Corporation, Bio-Rad Laboratories, Inc., PerkinElmer, Inc., Thermo Fisher Scientific, Inc. Instem plc, Emka Technologies and TSE Systems.

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

We have implemented a patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies. We intend to continue to file patent applications covering new products and technologies where it is appropriate to do so taking into account factors such as the likely scope of coverage, strategic value, and cost.

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

Government Regulation

We are generally not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate. In particular, other than our amino asset analyzer product, our current products are not subject to pre-market approval by the United States Food and Drug Administration for use on human clinical patients. In addition, we believe we are materially in compliance with all relevant environmental laws.

Employees

As of December 31, 2022, we employed 455 employees, which included 436 full-time employees. Some of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good. Additional information about our employees follows:

Employees by country:

Country	Full time	Part time
United States	271	10
Germany	73	9
United Kingdom	32	-
Spain	28	-
China	15	-
Rest of World	17	-
Total	436	19

Employees by business function:

Function	Full time	Part time
Manufacturing	178	6
Sales and marketing	141	4
Research and development	61	2
General and administrative	56	7
Total	436	19

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

We offer, and plan to continue to offer, a broad range of products and have incurred, and expect to continue to incur, substantial expenses for the development of new products and enhancements to our existing products. The speed of technological change in our market may prevent us from being able to successfully market some or all of our products for the length of time required to recover development costs. Failure to recover the development costs of one or more products or product lines could decrease our profitability or cause us to experience significant losses.

A portion of our revenues are derived from customers from the pharmaceutical and biotechnology industries and are subject to the risks faced by those industries. Such risks may adversely affect our financial results.

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

Many of our customers are universities, government research laboratories, private foundations and other institutions who are dependent on grants from government agencies, such as the NIH, for funding. These customers represent a significant source of our revenue. Research and development spending by our customers may fluctuate based on spending priorities and general economic conditions. The level of government funding for research and development is unpredictable. In the past, NIH grants have been frozen or otherwise made unavailable for extended periods or directed to certain products. Reductions or delays in governmental spending could cause customers to delay or forego purchases of our products. If government funding necessary for the purchase of our products were to decrease, our business and results of operations could be materially, adversely affected. Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending.

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

Our foreign operations subject us to certain risks, including: effects of fluctuations in foreign currency exchange rates; the impact of local economic conditions; local product preferences and seasonality and product requirements; local difficulty to effectively establish and expand our business and operations in international markets; disruptions of capital and trading markets; restrictions and potentially negative tax implications of transfer of capital across borders; differing labor regulations; other factors beyond our control, including potential political instability, terrorism, acts of war, natural disasters and diseases, including COVID-19 discussed below; unexpected changes and increased enforcement of regulatory requirements and various state, federal and international, intellectual property, environmental, antitrust, anti-corruption, fraud and abuse (including anti-kickback and false claims laws) and employment laws; interruption to transportation flows for delivery of parts to us and finished goods to our customers; and laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and other agencies, including the Foreign Investment Risk Review Modernization Act, or FIRRMA, adopted in August 2018.

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

Our credit agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (collectively, the “Credit Agreement”) and will mature on December 22, 2025. As of December 31, 2022, we had outstanding borrowings of $47.7 million under the Credit Agreement.

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

We were not in compliance with certain financial covenants under the Credit Agreement as of September 30, 2022 but we were able to cure such noncompliance by entering into an amendment to the Credit Agreement, dated November 8, 2022. If we are not able to maintain compliance with the covenants under the Credit Agreement, as amended, or are unsuccessful in obtaining waivers or amendments for any covenant defaults in the future, in addition to other actions our lenders may require, the amounts outstanding under the Credit Agreement may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

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

We review our information technology (“IT”) systems regularly to assess and implement opportunities to improve or upgrade our enterprise resource planning (“ERP”) or other information systems required to operate our business effectively. Our ERP systems are critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of any IT systems, including ERP systems, has required in the past, and may continue to require, the investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the ERP systems without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of any IT system, including ERP systems could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

An information security incident, including a cybersecurity breach, could have a negative impact to our business or reputation.

To meet business objectives, we rely on both internal IT systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have the required capabilities and controls, to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Additionally, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, provides private rights of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA and other current and future applicable privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

Failure to raise additional capital or generate the significant capital necessary to expand our operations, invest in new products, or pursue acquisitions or other business development opportunities could reduce our ability to compete and result in less revenues.

We anticipate that our financial resources, which include available cash, cash generated from operations, and debt and equity capacity, will be sufficient to finance operations and capital expenditures for at least the next twelve months. However, this expectation is premised on the current operating plan, which may change as a result of many factors, including market acceptance of new products and future opportunities with collaborators. Consequently, we may need additional funding sooner than anticipated. In addition, our borrowings under the Credit Agreement may not be sufficient to support our pursuit of potential acquisitions or other business development opportunities. In such case, our inability to raise sufficient capital on favorable terms and in a timely manner (if at all) could seriously harm our business, product development, and acquisition efforts. In addition, our Credit Agreement contains various negative covenants that, among other things, restrict our ability to incur additional indebtedness and make acquisitions for aggregate consideration in excess of $5.0 million. If future financing is not available or is not available on acceptable terms, we may have to alter our operations or change our business strategy. We cannot assure you that the capital required to fund operations, or our acquisition strategy will be available in the future.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer or Interim Chief Financial Officer or any of our  managerial, technical or scientific staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, including the Boston, Massachusetts and Minneapolis, Minnesota metropolitan areas, England, and Germany where demand for personnel with these skills is extremely high and is likely to remain high. Additionally, the COVID-19 pandemic and other macroeconomic factors have exacerbated these challenges, contributed to a sustained labor shortage, and increased turnover rates. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

The shares of Series E Preferred Stock of Biostage held by the Company could fluctuate considerably in value and could become worthless.

In connection with the Biostage Settlement, Biostage issued shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company on June 10, 2022 in satisfaction of $4.0 million of Biostage’s total indemnification obligations to the Company. The Series E Preferred Stock is convertible at any time at the option of the Company into such number of shares of Biostage common stock determined by dividing (a) the $1,000 face value of the Series E Preferred Stock plus all accrued and unpaid dividends thereon by (b) the average of the volume weighted average trading prices of Biostage’s common stock, which is currently quoted on the OTCQB Marketplace, for the 60 consecutive trading days prior to the conversion. In the event Biostage has a subsequent qualified offering of its common stock, (which is defined as an offering of Biostage common stock that coincides with its uplisting onto Nasdaq, the first subsequent public offering by Biostage, or the first subsequent private placement by Biostage resulting in gross proceeds to Biostage of at least $4,000,000), the Series E Preferred Stock is mandatorily converted into Biostage common stock at the applicable qualified offering price.

Due to Biostage’s limited operating history, their overall financial condition, (including whether it can continue as a going concern without additional capital) and the limited trading volume and liquidity of Biostage’s common stock, the value of the Series E Preferred Stock could fluctuate considerably or become worthless.

Biostage third parties may seek to hold us responsible for Biostage’s liabilities, including liabilities that Biostage has assumed  from us.

Third parties may continue to seek to hold us responsible for Biostage’s liabilities, including any of the liabilities that Biostage agreed to retain or assume in connection with the separation of the Biostage business from our businesses, and related spin-off distribution. On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts (the “Court”), against us and other defendants, including Biostage, as well as another third party (the “Biostage Litigation”). The complaint sought payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013.

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

On January 24, 2022, the Court granted our and Biostage’s jointly filed motion for a preliminary injunction against the insurance carrier requiring that it continue to pay legal expenses incurred by Biostage and us in connection with the underlying lawsuit during the pendency of the insurance coverage lawsuit, as well as awarding reasonable attorneys’ fees and costs incurred by the parties in connection with seeking the preliminary injunction. The insurance carrier has filed a notice of appeal of the preliminary injunction.

On April 27, 2022, the Company and Biostage executed a settlement with the plaintiffs of the Biostage Litigation and Biostage’s products liability insurance carriers (the “Biostage Settlement”), which resolved all claims by and between the parties and Biostage’s product liability insurance carriers and resulted in the dismissal with prejudice of the wrongful death claim and all claims between the Company, Biostage and the insurance carriers. The Biostage Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or Biostage. Biostage has indemnified the Company for all losses and expenses, including legal expenses that the Company incurred in connection with the Biostage Litigation and the Biostage Settlement.

Risks Related to Our Common Stock

Our stock price has fluctuated in the past and could experience substantial declines in the future.

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including, but not limited to:

●	volatility of the financial markets;

●	uncertainty regarding the prospects of the domestic and foreign economies;

●	technological innovations by competitors or in competing technologies;

●	revenues and operating results fluctuating or failing to meet the expectations of management, securities analysts, or investors in any quarter;

●	comments of securities analysts and mistakes by or misinterpretation of comments from analysts, downward revisions in securities analysts’ estimates or management guidance;

●	investment banks and securities analysts becoming subject to lawsuits that may adversely affect the perception of the market;

●	conditions or trends in the biotechnology and pharmaceutical industries;

●	announcements of significant acquisitions or financings or strategic partnerships;

●	non-compliance with the internal control standards pursuant to the Sarbanes-Oxley Act of 2002; and

●	a decrease in the demand for our common stock.

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

We may raise additional funds through the sale of equity or convertible debt or equity-linked securities to repay our existing indebtedness, implement our acquisition strategy, expand our operations and/or invest in new products. If we raise additional funds through such sales, existing percentages of ownership in our common stock will be reduced and these transactions may dilute the value of our outstanding common stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable

General Risks

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

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

The COVID-19 outbreak has significantly impacted worldwide economic conditions and has negatively impacted our business, financial condition and results of operations.

The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact remain largely unknown and continue to evolve. Many countries worldwide continue to issue COVID-19 related restrictive orders in an attempt to control the effects of the pandemic. In particular, during the beginning of 2022, China implemented area-wide shutdowns in order to control the spread of COVID-19, which continued for different parts of China throughout 2022. Such shutdowns have had an adverse impact on our financial results for fiscal 2022 and if they continue could have an adverse impact on our future financial results.

Disruptions to the global supply chain and the economic environment have adversely affected our financial results and cash flows.

The global supply chain has experienced significant disruptions due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19, leading to increased cost of freight, purchased materials and manufacturing labor costs, while also delaying customer shipments. We believe these supply chain trends will continue into 2023. These conditions, in addition to the overall impacts on the global economy, have negatively impacted our results of operations and cash flows.

Additionally, during 2022 the global economy has experienced high levels of inflation, rising interest rates, significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. Our results of operations have been negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflict between Russia and Ukraine, a softening economy in Europe, and rising interest rates on our debt have had a negative impact on our results of operations.

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

Our facilities perform manufacturing, research and development, sales and marketing, and administration functions. As of December 31, 2022, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
Holliston, Massachusetts	Manufacturing facility and corporate headquarters	83,000	2024
New Brighton, Minnesota	Manufacturing facility	75,000	2030
Reutlingen, Germany	Manufacturing facility	23,000	2024
Barcelona, Spain	Manufacturing facility	16,000	2023
March-Hugstetten, Germany	Manufacturing facility	11,000	2024

We also lease facilities in Cambridge, England; Kista, Sweden; Beijing, China; and Shanghai, China. We believe our current facilities are adequate for our needs for the foreseeable future.

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

Stockholders

There were 93 holders of record of our common stock as of March 1, 2023. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

Harvard Bioscience is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bio-production and preclinical testing for pharmaceutical and therapy development. Our products and services are sold globally to customers ranging from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe and China, we sell through a combination of direct and distribution channels to customers around the world.

Recent Developments

Global Supply Chain and Economic Environment

The global supply chain has experienced significant disruptions due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19, leading to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. We believe these supply chain trends will continue into 2023. These conditions, in addition to the overall impacts on the global economy, have negatively impacted our results of operations and cash flows.

Additionally, during 2022 the global economy has experienced high levels of inflation, rising interest rates, significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. Our results of operations have been negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflict between Russia and Ukraine, a softening economy in Europe, and rising interest rates on our debt have had a negative impact on our results of operations.

If business interruptions resulting from the current macroeconomic conditions described above were to be prolonged or expanded in scope, the Company’s business, financial condition, results of operations and cash flows would likely be negatively impacted. If the impacts of the supply chain disruptions are more severe than we expect, it could result in longer lead times and further increased costs, all of which could materially adversely affect our business, financial condition and results of operations.

COVID-19

The COVID-19 pandemic has had a negative impact on our operations to date and the future impacts of the pandemic and any resulting economic impact remain largely unknown and continue to evolve. Many countries worldwide continue to issue COVID-19 related restrictive orders in an attempt to control the effects of the pandemic. In particular, during the beginning of 2022, China implemented area-wide shutdowns in order to control the spread of COVID-19, which continued in different parts of China throughout 2022. Such shutdowns had an adverse impact on our financial results for fiscal 2022 and if they continue could have an adverse impact on our future financial results.

See Part I, Item 1. “Business–Our History and Strategy” of this report for a discussion of recent significant developments.

Restructuring Activities

On an ongoing basis, we review our business, the global economy, the healthcare industry, and the markets in which we compete to identify operational efficiencies, enhance commercial capabilities and align our cost base and infrastructure with customer needs and our strategic plans.

During 2019, we initiated a restructuring program to improve operational efficiency and reduce costs which entailed consolidating and downsizing several sites and reducing headcount in Europe and North America. This program was completed in 2021. Restructuring costs under this program were $1.3 million for the year ended December 31, 2021. Substantially all of these costs have been included as a component of general and administrative expenses.

During 2022, we completed a review of our business and product portfolio and identified opportunities to rationalize our product portfolio, improve our cost structure, optimize our sales organization. In connection with this review, we identified certain non-strategic products for discontinuation and recorded charges of $1.6 million in cost of revenue. We also incurred $0.9 million in severance expenses in connection with headcount reductions in Europe and North America.

Selected Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

In the table below, we provide an overview of selected operating metrics.

	Year Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue
Revenues	$113,335		$118,904
Gross profit	60,819	53.7%	67,652	56.9%
Sales and marketing expenses	25,041	22.1%	24,642	20.7%
General and administrative expenses	24,493	21.6%	24,305	20.4%
Research and development expenses	12,329	10.9%	10,799	9.1%
Amortization of intangible assets	6,122	5.4%	5,840	4.9%
Settlement of litigation, net	(233)	-0.2%	-	-
Interest expense	2,548	2.2%	1,540	1.3%
Income tax expense	337	0.3%	148	0.1%

Revenues

Revenues decreased $5.6 million, or 4.7%, to $113.3 million for the year ended December 31, 2022, compared to $118.9 million for the year ended December 31, 2021. The decrease in revenues was due primarily to a decrease in sales of our preclinical products, lower revenue in Europe and an unfavorable currency impact of $3.4 million.

Gross profit

Gross profit decreased $6.8 million, or 10.1%, to $60.8 million for the year ended December 31, 2022, compared with $67.7 million for the year ended December 31, 2021. Gross profit in 2022 was negatively impacted by charges of $1.6 million related to the discontinuation of certain non-strategic products. Our gross profit was also negatively impacted by the decrease in revenue noted above, as well as higher costs of labor, material and freight. Gross margin decreased 3.2% to 53.7% for the year ended December 31, 2022 as compared to 56.9% for the year ended December 31, 2021. Of the reduction of gross margin, 1.4%  was driven by the previously mentioned inventory charges, with the remaining impact due to reduced overhead absorption from lower revenue, offset by pricing increases during 2022.

The global supply chain has experienced significant disruptions due to electronic components and labor shortages and other macroeconomic factors, leading to increased costs as noted above. We expect these supply chain trends to continue into 2023.

Sales and marketing expenses

Sales and marketing expenses increased $0.4 million, or 1.6%, to $25.0 million for the year ended December 31, 2022, compared to $24.6 million for the year ended December 31, 2021. The increase was primarily due to increases in travel and attendance at in-person trade shows offset by lower variable compensation. Travel and trade show costs were lower in the prior year due to COVID-19 related restrictions.

General and administrative expenses

General and administrative expenses increased slightly by $0.2 million, or 0.8%, to $24.5 million for the year ended December 31, 2022, compared with $24.3 million for the year ended December 31, 2021. The increase was primarily due to external costs related to our product portfolio review and legal expenses mostly offset by lower variable compensation.

Research and development expenses

Research and development expenses increased $1.5 million, or 14.2%, to $12.3 million for the year ended December 31, 2022, compared with $10.8 million for the year ended December 31, 2021. The increase was primarily due to increased spending associated with new product development in our preclinical product lines.

Amortization of intangible assets

Amortization of intangible assets was $6.1 million for the year ended December 31, 2022, compared to $5.8 million for the year ended December 31, 2021. Amortization expense in 2022 was higher due to a change in the estimated remaining economic life of certain intangible assets related to products we decided to discontinue in 2022.

Settlement of litigation

During the year ended December 31, 2022, we recorded a net credit of $0.2 million related to the Biostage Settlement consisting of $5.2 million in settlement and legal expenses accrued during the three months ended March 31, 2022, offset by credits of $4.9 million and $0.5 million during the three months ended June 30, 2022 and September 30, 2022, respectively. The credits consisted of adjustments to the reserve against an indemnification receivable from Biostage to reflect: i) the issuance by Biostage of Series E Convertible Preferred Stock to us on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligations, ii) the payment by Biostage of legal fees associated with the Biostage Settlement, and iii) other accrual adjustments.

Interest expense

Interest expense increased $1.0 million, or 65.5%, to $2.5 million for the year ended December 31, 2022, compared with $1.5 million for the year ended December 31, 2021. The increase was primarily the result of higher interest rates under our Credit Agreement as well as slightly higher average borrowing balances.  Subsequent to year-end, the Company entered into an interest rate swap contract that is expected to mitigate further interest rate fluctuation on a majority of our debt (see Note 18 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report).

Income tax expense

Income tax expense for the year ended December 31, 2022 was $0.3 million compared to $0.1 million for the year ended December 31, 2021. The effective tax rates for the years ended December 31, 2022 and 2021 were (3.7)% and (105.7)%, respectively. The difference between our effective tax rates compared to the U.S. statutory tax rate of 21% is primarily due to changes in reserves for uncertain tax positions in 2022, and changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets in 2021. We currently have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below as well as capital expenditures and payments associated with ongoing business improvement initiatives.

As of December 31, 2022, we held cash and cash equivalents of $4.5 million, compared with $7.8 million at December 31, 2021. Borrowings outstanding under our Credit Agreement were $47.7 million and $49.5 million as of December 31, 2022 and December 31, 2021, respectively.

On December 22, 2020, we entered into a Credit Agreement which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility both maturing on December 22, 2025 (See Note 11 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report). As of December 31, 2022, the weighted average interest rate on our borrowings was 7.6%, and the available and unused borrowing capacity under the Credit Agreement, as amended, was $2.9 million. Total revolver borrowing capacity is limited by our consolidated net leverage ratio as defined under the Credit Agreement, as amended.

On April 28, 2022, and November 8, 2022, we entered into amendments to the Credit Agreement and Pledge and Security Agreement (respectively, the “April 2022 Amendment” and the “November 2022 Amendment”) (see Note 11 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statements Schedules” of this report). The April 2022 Amendment, among other things modified the financial covenant relating to the consolidated net leverage ratio, and consented to the Biostage Settlement, including without limitation the receipt by the Company of convertible preferred stock in Biostage, and the securities issuable upon conversion thereof, as partial payment for Biostage’s indemnification obligations in connection with the Biostage Settlement. (See Note 15 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statements Schedules” of this report). In consideration for the April 2022 Amendment, the Company paid fees of $0.2 million to the lenders and administrative agent. The November 2022 Amendment, among other things, modified the financial covenant relating to the consolidated net leverage ratio and the definition of Consolidated EBITDA used in the calculation of certain financial covenants, including to exclude non-cash inventory charges related to the Company’s decision to discontinue non-strategic products. In consideration for the November 2022 Amendment, the Company paid fees of $0.2 million to the lenders and administrative agent. As of December 31, 2022, we are in compliance with the financial covenants of the Credit Agreement, as amended.

Based on our current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any costs associated with restructuring activities, debt financing costs and capital expenditures for at least the next 12 months. This assessment includes consideration of our best estimates of the impact of the macroeconomic conditions and COVID-19 on our financial results described above. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Condensed Consolidated Cash Flow Statements

	Year Ended December 31,
(in thousands)	2022	2021
Cash provided by operating activities	$1,152	$1,262
Cash used in investing activities	(1,590)	(1,345)
Cash used in financing activities	(2,837)	(252)
Effect of exchange rate changes on cash	(38)	(161)
Decrease in cash and cash equivalents	$(3,313)	$(496)

Cash provided by operations was $1.2 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. Cash flow from operations for the year ended December 31, 2022, was lower than the comparable period in the prior year due to increased operating losses as noted and payments related to the Biostage Litigation, offset by the positive impact of improved accounts receivable collections and accounts payable management activities. During the year ended December 31, 2022, we paid approximately $4.0 million in connection with the Biostage Settlement.

Cash used in investing activities was $1.6 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively, and consisted primarily of capital expenditures in manufacturing and information technology infrastructure.

Cash used in financing activities was $2.8 million for the year ended December 31, 2022. During this period, we made term loan payments under the Credit Agreement of $3.2 million, with net borrowings of $1.4 million under the revolving facility. We also received proceeds of $0.6 million from the exercise of stock options and employee stock purchase plan purchases and paid $1.6 million for taxes related to net share settlement of equity awards.

Cash used in financing activities was $0.3 million for the year ended December 31, 2021. During this period, we made term loan installments payments under the Credit Agreement of $2.0 million, with net borrowings of $2.0 million under the revolving credit facility. We also received proceeds of $3.3 million from the exercise of stock options and employee stock purchases and paid $3.5 million for taxes related to net share settlement of equity awards.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and the British pound.

During the year ended December 31, 2022, changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of approximately $3.4 million and a favorable effect on expenses of approximately $3.3 million.

The translation of foreign currency into U.S. dollars included as a component of comprehensive income during the year ended December 31, 2022 resulted in a loss of approximately $3.0 million, compared to a loss of $2.4 million for the year ended December 31, 2021.

In addition, the currency exchange rate fluctuations included as a component of net loss resulted in currency losses of $(0.4) million and $(0.1) million during the years ended December 31, 2022 and 2021, respectively.

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

Valuation of Biostage Series E Preferred Stock

During 2022, we received 4,000 shares of the Series E Preferred Stock in connection with the Biostage Settlement. The Series E Preferred Stock was initially recorded at an estimated fair value of $3.9 million and has a carrying value at December 31, 2022, of $4.1 million, inclusive of accrued dividends.  We estimated the initial fair value of the Series E Preferred Stock using an income approach which considered a discount rate and an estimated time until conversion into Biostage’s common stock.

We have elected the provisions within ASC 321 Investment Securities to subsequently measure the Series E Preferred Stock at its original cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Biostage. As of December 31, 2022, there have been no observable price changes or indicators of impairment and therefore there have been no measurement adjustments to the carrying value of the Series E Preferred Stock.

Due to Biostage’s limited operating history, their overall financial condition which includes the requirement to raise additional capital in order to continue as a going concern and the limited trading volume and liquidity of Biostage’s common stock, the value of the Series E Preferred Stock could fluctuate considerably or become worthless.

Income Taxes and Valuation Allowance

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our annual tax rate is based on income, statutory tax rates, tax reserve changes and tax planning opportunities available to us in the various jurisdictions in which we operate. We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. We have established tax reserves that we believe are appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires significant judgment regarding the uncertain application of tax laws. Reserves are adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Changes in tax reserves could have a material impact on our financial condition or results of operations.

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

This Report includes the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon the evaluation described above, our Chief Executive Officer and Interim Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of December 31, 2022, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, (3) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has also been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included below in Item 9A(e).

(c)	Changes in Internal Controls Over Financial Reporting

There has been no change in the Company's internal control over financial reporting as of December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 9, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control over Financial Reporting (“Management’s Report’). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Hartford, Connecticut
March 9, 2023

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Preferred shares received in settlement of indemnification obligation

As described further in note 2 to the financial statements, the Company received 4,000 shares of Series E Convertible Preferred Stock from Biostage, Inc. (a former subsidiary of the Company) in connection with the settlement of an indemnification obligation to the Company. We identified the valuation and accounting for the receipt of these shares as a critical audit matter.

The principal considerations for our determination that the valuation and accounting for the receipt of these shares is a critical audit matter are (1) applying the accounting guidance for the initial recording of the shares requires judgement (2) estimating the fair value of the shares is complex and requires specialized skills and knowledge. These considerations heightened the complexity surrounding the design and execution of audit procedures to respond to this risk.

Our audit procedures related to the valuation and accounting for the receipt of these shares include the following, among others.

●	We consulted with our national office resources regarding management’s accounting conclusion that the shares should be initially recorded at fair value.
●

We utilized personnel with specialized skill and knowledge to assist in evaluating the appropriateness of management’s conclusions around the fair value methodology, inputs and key assumptions used by management in the valuation of the Series E Convertible Preferred Stock.

●

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the valuation and accounting for the receipt of the Series E Convertible Preferred Stock from Biostage.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Hartford, Connecticut
March 9, 2023

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,508	$7,821
Accounts receivable, net	16,705	21,834
Inventories	26,439	27,587
Other current assets	3,472	4,341
Total current assets	51,124	61,583
Property, plant and equipment, net	3,366	3,415
Operating lease right-of-use assets	5,816	6,897
Goodwill	56,260	57,689
Intangible assets, net	21,014	27,385
Other long-term assets	7,780	5,375
Total assets	$145,360	$162,344
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,811	$3,235
Current portion of operating lease liabilities	2,135	2,142
Accounts payable	6,447	4,911
Deferred revenue	3,370	4,266
Other current liabilities	7,486	10,762
Total current liabilities	23,249	25,316
Long-term debt, net	43,013	45,095
Deferred tax liability	590	1,558
Operating lease liabilities	5,282	6,488
Other long-term liabilities	1,006	486
Total liabilities	73,140	78,943
Commitments and contingencies - Note 14
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 42,081,707 shares issued and outstanding at December 31, 2022; 41,142,876 shares issued and outstanding at December 31, 2021	454	452
Additional paid-in-capital	229,008	225,650
Accumulated deficit	(142,190)	(132,674)
Accumulated other comprehensive loss	(15,052)	(10,027)
Total stockholders' equity	72,220	83,401
Total liabilities and stockholders' equity	$145,360	$162,344

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Year Ended December 31,
	2022	2021

Revenues	$113,335	$118,904
Cost of revenues	52,516	51,252
Gross profit	60,819	67,652

Sales and marketing expenses	25,041	24,642
General and administrative expenses	24,493	24,305
Research and development expenses	12,329	10,799
Amortization of intangible assets	6,122	5,840
Settlement of litigation, net - Note 15	(233)	-
Total operating expenses	67,752	65,586

Operating (loss) income	(6,933)	2,066

Other (expense) income:
Interest expense	(2,548)	(1,540)
Other income (expense), net	302	(666)
Total other expense	(2,246)	(2,206)

Loss before income taxes	(9,179)	(140)
Income tax expense	337	148
Net loss	$(9,516)	$(288)

Loss per share:
Basic and diluted	$(0.23)	$(0.01)

Weighted-average common shares:
Basic and diluted	41,413	40,343

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Year Ended December 31,
	2022	2021

Net loss	$(9,516)	$(288)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,960)	(2,353)
Defined benefit pension plans, net of tax
Net (loss) gain, net of tax expense of $(695) and $ 1,160, respectively	(2,085)	4,946
Amounts reclassified from accumulated other comprehensive loss to net loss, net of tax expense of $7 and $105, respectively	20	446
Defined benefit pension plans, net of tax	(2,065)	5,392
Other comprehensive (loss) income	(5,025)	3,039
Comprehensive (loss) income	$(14,541)	$2,751

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

					Accumulated
	Number		Additional		Other		Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at December 31, 2020	47,153	$444	$232,357	$(132,386)	$(13,066)	$(10,668)	$76,681
Retirement of treasury stock	(7,746)	-	(10,668)	-	-	$10,668	-
Stock option exercises	580	8	2,869	-	-	-	2,877
Employee stock purchase plan	96	-	437	-	-	-	437
Vesting of restricted stock units	1,571	-	-	-	-	-	-
Shares withheld for taxes	(511)	-	(3,514)	-	-	-	(3,514)
Stock-based compensation expense	-	-	4,169	-	-	-	4,169
Net loss	-	-	-	(288)	-	-	(288)
Other comprehensive income	-	-	-	-	3,039	-	3,039
Balance at December 31, 2021	41,143	$452	$225,650	$(132,674)	$(10,027)	$-	$83,401
Stock option exercises	40	2	106	-	-	-	108
Employee stock purchase plan	176	-	469	-	-	-	469
Vesting of restricted stock units	1,135	-	-	-	-	-	-
Shares withheld for taxes	(412)	-	(1,628)	-	-	-	(1,628)
Stock-based compensation expense	-	-	4,411	-	-	-	4,411
Net loss	-	-	-	(9,516)	-	-	(9,516)
Other comprehensive loss	-	-	-	-	(5,025)	-	(5,025)
Balance at December 31, 2022	42,082	$454	$229,008	$(142,190)	$(15,052)	$-	$72,220

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,516)	$(288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,453	1,781
Amortization of intangible assets	6,122	5,840
Amortization of deferred financing costs	280	280
Stock-based compensation expense	4,411	4,169
Deferred income taxes and other	(414)	(330)
Convertible Preferred Stock received in Biostage Settlement - Note 15	(3,900)	-
Changes in operating assets and liabilities:
Accounts receivable	4,780	(4,294)
Inventories	252	(5,861)
Other assets	474	(439)
Accounts payable and accrued expenses	(1,399)	2,454
Deferred revenue	(851)	505
Other liabilities	(540)	(2,555)
Net cash provided by operating activities	1,152	1,262
Cash flows from investing activities:
Additions to property, plant and equipment	(1,590)	(1,195)
Additions to intangible assets	-	(150)
Net cash used in investing activities	(1,590)	(1,345)
Cash flows from financing activities:
Borrowing on bank line of credit	7,800	4,250
Repayment on bank line of credit	(6,400)	(2,200)
Repayment of term debt	(3,186)	(2,000)
Debt issuance costs	-	(102)
Proceeds from exercise of stock options and employee stock purchase plan	577	3,314
Taxes paid related to net share settlement of equity awards	(1,628)	(3,514)
Net cash used in financing activities	(2,837)	(252)
Effect of exchange rate changes on cash	(38)	(161)
Decrease in cash and cash equivalents	(3,313)	(496)
Cash and cash equivalents at beginning of period	7,821	8,317
Cash and cash equivalents at end of period	$4,508	$7,821
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,314	$1,577
Cash paid for income taxes, net of refunds	$534	$577

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc., a Delaware corporation (the “Company”), is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bio-production and preclinical testing for pharmaceutical and therapy development. The Company’s products and services are sold globally to customers ranging from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in North America, Europe and China, the Company sells through a combination of direct and distribution channels to customers around the world.

Risks and Uncertainties

The global supply chain has experienced significant disruptions due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19, leading to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. The Company believes these supply chain trends will continue into 2023. These conditions, in addition to the overall impact on the global economy, have negatively impacted the Company’s results of operations and cash flows.

Additionally, during 2022 the global economy has experienced high levels of inflation, rising interest rates, significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. The Company’s results of operations have been negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflict between Russia and Ukraine, a softening economy in Europe, and rising interest rates on the Company’s debt have had a negative impact on the Company’s results of operations.

The COVID-19 pandemic has had a negative impact on the Company’s operations to date and the future impacts of the pandemic and any resulting economic impact are continuously evolving. During the beginning of 2022, China implemented area-wide shutdowns in order to control the spread of COVID-19, which continued in different parts of China throughout 2022. Such shutdowns had an adverse impact on the Company’s financial results for fiscal 2022.

If business interruptions resulting from the current macroeconomic conditions described above or from COVID-19 were to be prolonged or expanded in scope, the Company’s business, financial condition, results of operations and cash flows would likely be negatively impacted. If the impacts of the supply chain disruptions are more severe than the Company expect, it could result in longer lead times and further increased costs, all of which could materially adversely affect the Company’s business, financial condition and results of operations

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Harvard Bioscience, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for inventory excess and obsolescence, income tax and reserves for bad debts as well as the defined benefit pension obligations. Estimates are also required to evaluate the value and recoverability of existing long-lived and intangible assets, including goodwill and the convertible preferred stock of Biostage held by the Company. On an ongoing basis, the Company reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts due from banks. Cash and cash equivalents totaled $4.5 million at December 31, 2022, of which approximately 56% was held by the Company’s foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by subsidiaries in the United Kingdom, Germany, and Spain. The Company has cash holdings in financial institutions that exceed insured limits for such financial institutions. The Company mitigate this risk by utilizing international financial institutions of high credit quality.

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

The Company has assessed its contracts and concluded that its leases consist of operating leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

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

The Company’s policy is to account for Global Intangible Low-Taxed income as a period cost.

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

Comprehensive Income (Loss)

The Company reports all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. The Company discloses comprehensive income (loss), which encompasses net income (loss), foreign currency translation adjustments, gains and losses on derivatives, the underfunded status of its pension plans, and pension minimum additional liability adjustments, net of tax, in the consolidated statements of comprehensive income (loss).

Revenue Recognition

Nature of contracts and customers

The Company’s contracts are primarily of short duration and are mostly based on the receipt and fulfilment of purchase orders. The purchase orders are binding and include pricing and all other relevant terms and conditions.

The Company’s customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institutes of Health and contract research organizations. The Company also has global and regional distribution partners, and original equipment manufacturer customers who incorporate its products into their products under their own brands.

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

The Company’s equipment revenue also includes the sale of wireless implantable monitors that are used for life science research purposes. The Company sells these wireless implantable monitors to pharmaceutical companies, contract research organizations and academic laboratories. In addition to sales generated from new and existing customers, these implantable devices are also sold under a program called the “exchange program.” Under this program, customers may return an implantable monitor to the Company after use, and if the returned monitor can be reprocessed and resold, they may, in exchange, purchase a replacement implantable monitor of the same model at a lower price than a new monitor. The implantable monitors that are returned by customers are reprocessed and made available for future sale. The initial sale of implantable monitors and subsequent sale of replacement implantable monitors are independent transactions. The Company has no obligation in connection with the initial sale to sell replacement implantable monitors at any future date under any fixed terms and may refuse returned implantable monitors that cannot be recovered or are obsolete. The Company has concluded that the offer to its customers that they may purchase a discounted product in the future is not a material right.

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

The Company’s payment terms are generally from zero to sixty days from the time of invoicing, which generally occurs at the time of shipment or prior to services being performed. Payment terms vary by the type of customers and the products or services offered.

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

Definite-lived Intangible Assets

Definite-lived Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other definite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by the Company based on the fair value of assets received. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from four to fifteen years.

The Company amortizes definite-lived intangible assets over their estimated useful lives and evaluates definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. The Company’s estimate of future cash flows attributable to intangible assets requires significant judgment based on historical and anticipated results and are subject to many factors. Factors which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business.

When the Company determines that the carrying value of the assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of our assets.

Goodwill

Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

For the purpose of its goodwill analysis, the Company has one reporting unit. The Company conducts its annual impairment analysis in the fourth quarter of the fiscal year and more frequently if there is an indicator of impairment. The Company assesses qualitative factors of the reporting unit to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates a potential impairment, a quantitative analysis is performed. The Company compares the fair value of the reporting unit with its carrying amount. The Company typically estimates fair value using the income approach but will also consider market approaches when appropriate. Under the income approach, the Company uses a discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, expected income tax rates, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired, and the Company would recognize a loss equal to the excess.

The Company evaluated its goodwill for impairment as of October 1, 2022 using a quantitative analysis under which a discounted cash flow analysis was prepared to determine whether the fair value of the reporting unit is less than its carrying value. Based on these analyses, we have determined that as of October 1, 2022, the fair value of our reporting unit exceeded the carrying value.

Impairment of Long-Lived Assets

The Company assesses recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment” when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. If the carrying amount of the asset or asset group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its estimated fair value. For the year ended December 31, 2022, the Company concluded that none of its long-lived assets were impaired.

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

Valuation of Investment in Preferred Stock

On June 10, 2022, Biostage, Inc., issued 4,000 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company in satisfaction of $4.0 million of Biostage’s indemnification obligation to the Company in connection with the settlement of litigation involving Biostage, Inc. and other third parties. (See Note 15 – Litigation Settlement)

The Company recorded the Series E Preferred Stock at an initial estimated fair value of $3.9 million using an income approach which considered a discount rate and an estimated time until conversion into Biostage Inc. common stock. The Company has elected the provisions within ASC 321 Investment Securities to subsequently measure its investment at cost minus impairment, if any, plus or minus observable price changes. As of December 31, 2022, there have been no measurement adjustments to the carrying value of the Series E Preferred Stock.

Fair Value of Financial Instruments

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

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable and short-term debt approximate their fair values because of the short maturities of those instruments. The fair value of the Company’s long-term debt approximates its carrying value and is based on the amount of future cash flows associated with the debt discounted using current borrowing rates for similar debt instruments of comparable maturity (Level 2).

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”)  issued Accounting standards Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance (ASU 2021-10), which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The Company has adopted ASU 2021-10 effective January 1, 2022 and has elected to adopt the disclosure provisions of this ASU prospectively to all transactions that are reflected in the financial statements at the date of initial application and new transactions that are entered into after that date. The disclosures required by ASU 2021-10 is provided in Note 17.

Accounting Pronouncements to be Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. ASU 2017-04 is effective for the Company for fiscal years beginning after December 15, 2022. The Company has determined that the adoption of ASU 2017-04 will not have a significant impact on its consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has determined that the adoption of ASU 2016-13 will not have a significant impact on its consolidated financial statements.

3.	Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2022 and 2021, respectively, are as follows:

	Foreign currency
	translation	Defined benefit
(in thousands)	adjustments	pension plans	Total
Balance at December 31, 2020	$(11,473)	$(1,593)	$(13,066)
Other comprehensive income (loss) before reclassifications	(2,353)	4,946	2,593
Amounts reclassified from AOCI	-	446	446
Net other comprehensive (loss) income	(2,353)	5,392	3,039
Balance at December 31, 2021	(13,826)	3,799	(10,027)
Other comprehensive income (loss) before reclassifications	(2,960)	(2,085)	(5,046)
Amounts reclassified from AOCI	-	20	20
Net other comprehensive (loss) income	(2,960)	(2,065)	(5,025)
Balance at December 31, 2022	$(16,786)	$1,734	$(15,052)

4.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	December 31,
	2022	2021
(in thousands)
Carrying amount at beginning of period	$57,689	$58,590
Effect of change in currency translation	(1,429)	(901)
Carrying amount at end of period	$56,260	$57,689

Identifiable intangible assets at December 31, 2022 and 2021 consist of the following:

		December 31, 2022			December 31, 2021
(in thousands)	Average		Accumulated			Accumulated
Amortizable intangible assets:	Life*	Gross	Amortization	Net	Gross	Amortization	Net
Distribution agreements/customer relationships	7.2	$16,124	$(8,727)	$7,397	$17,689	$(8,675)	$9,014
Existing technology	3.2	37,549	(26,482)	11,067	38,707	(23,962)	14,745
Trade names and patents	3.7	7,523	(5,197)	2,326	8,496	(5,108)	3,388
Total amortizable intangible assets		$61,196	$(40,406)	$20,790	$64,892	$(37,745)	$27,147
Indefinite-lived intangible assets:				224			238
Total intangible assets				$21,014			$27,385

* Weighted average life in years as of December 31, 2022

During the year ended December 31, 2022, the Company wrote off approximately $2.5 million of fully amortized intangible assets of certain customer relationships and other intangibles related to discontinued product lines.

Intangible asset amortization expense was $6.1 million and $5.8 million of the years ended December 31, 2022 and 2021, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

(in thousands)
2023	$5,546
2024	5,248
2025	4,020
2026	2,359
2027	1,262
Thereafter	2,355
Total	$20,790

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	December 31,
(in thousands)	2022	2021
Finished goods	$5,223	$5,646
Work in process	3,776	3,410
Raw materials	17,440	18,531
Total	$26,439	$27,587

Property, Plant and Equipment:	December 31,
(in thousands)	2022	2021
Machinery and equipment	$7,500	$7,698
Computer equipment and software	6,781	6,269
Leasehold improvements	2,507	2,560
Furniture and fixtures	1,386	1,296
Automobiles	38	41
	18,212	17,864
Less: accumulated depreciation	(14,846)	(14,449)
Property, plant and equipment, net	$3,366	$3,415

During the year ended December 31, 2022, the Company wrote off approximately $0.7 million of fully depreciated property and equipment from its fixed asset records.

Other Current Liabilities:	December 31,
(in thousands)	2022	2021
Compensation	$3,476	$6,048
Professional fees	392	480
Warranty costs	268	240
Customer advances	2,368	2,265
Accrued income taxes	-	224
Other	982	1,505
Total	$7,486	$10,762

6.	Restructuring and Other Exit Costs

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

The Company initiated a restructuring plan in 2019 to improve operational efficiency and reduce costs which entailed consolidating and downsizing several sites and headcount reductions in Europe and North America. During the year ended December 31, 2021, the Company incurred $1.3 million in expenses under this plan which was completed in 2021.

During the year ended December 31, 2022, the Company completed a review of its product portfolio and identified certain non-strategic products for discontinuation and recorded charges of $1.5 million in cost of revenue. The Company also incurred $0.9 million in severance expenses in connection with headcount reductions in Europe and North America.

The following table summarizes the restructuring activity for the years ended December 31, 2022 and 2021:

	Cost of
(in thousands)	Revenues	Severance	Other	Total
Balance at December 31, 2020	$-	$270	$18	$288
Restructuring and other exit costs	-	1,174	101	1,275
Non-cash charges	-	-	(46)	(46)
Cash payments	-	(1,444)	(73)	(1,517)
Balance at December 31, 2021	$-	$-	$-	$-
Restructuring and other exit costs	1,471	877	46	2,394
Non-cash charges	(1,471)	-	-	(1,471)
Cash payments	-	(241)	(46)	(287)
Balance at December 31, 2022	$-	$636	$-	$636

Substantially all of the severance and other costs detailed above have been included as a component of general and administrative expenses.

7.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (“MCS”), the Company entered into a facility lease agreement with the former principal owner of this company who became an employee of the Company and subsequently retired in 2021. The MCS lease agreement expires on December 31, 2024. Pursuant to this lease agreement, the Company made rent payments of approximately $0.3 million for each of the years ended December 31, 2022 and 2021.

8.	Employee Benefit Plans

Employee Retirement Savings Plans

The Company sponsors various qualified employee retirement savings plans and makes discretionary contributions to match a certain portion of employee contributions. For the years ended December 31, 2022 and 2021, the Company contributed $1.1 million and $1.0 million, respectively, to these plans.

Employee Pension Plans

The Company’s subsidiary in the United Kingdom, Biochrom Limited maintains contributory, defined benefit pension plans for its employees. In 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The provisions of ASC 715-20 require that the funded status of the pension plans be recognized in Company’s balance sheet. ASC 715-20 does not change the measurement or income statement recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. The Company has historically measured the plan assets and benefit obligations as of the balance sheet date. The Company records net period benefit expense (credit) as a component of other expense in the Consolidated Statement of Operations.

The components of the Company’s net period benefit (credit) expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Interest cost	$371	$358
Expected return on plan assets	(818)	(675)
Net amortization loss	27	551
Recognition of net loss due to settlements	-	115
Net periodic benefit (credit) cost	$(420)	$349

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2022 and 2021, and a statement of the funded status as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Change in benefit obligation:
Balance at beginning of year	$22,562	$25,519
Interest cost	371	358
Actuarial (gain) loss	(6,912)	(2,440)
Settlements due to transfers paid	-	(198)
Benefits paid	(592)	(498)
Currency translation adjustment	(2,166)	(179)
Balance at end of year	$13,263	$22,562

Changes in the actuarial gain disclosed above are primarily the result of changes in the discount rate and inflation assumptions due to underlying market conditions.

	December 31,
(in thousands)	2022	2021
Change in fair value of plan assets:
Balance at beginning of year	$27,252	$23,926
Actual return on plan assets	(9,098)	3,354
Employer contributions	619	1,042
Settlement due to transfers paid	-	(270)
Benefits paid	(592)	(498)
Currency translation adjustment	(2,605)	(302)
Balance at end of year	$15,576	$27,252

	December 31,
(in thousands)	2022	2021
Benefit obligation	$13,263	$22,562
Fair value of plan assets	15,576	27,252
Net funded status	$2,313	$4,690

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
(in thousands)	2022	2021
Other long-term assets	$2,313	$4,690
Deferred income tax liabilities	(579)	(891)
Recognized in accumulated other comprehensive loss	$1,734	$3,799

The weighted average assumptions used in determining the net pension cost for these plans follows:

	Year Ended December 31,
	2022	2021
Discount rate	5.0%	1.8%
Expected return on assets	5.0%	2.8%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of the Company’s defined benefit pension plan obligations.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2022, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension cost over the average remaining expected future working lifetime, which is approximately 8 years of active plan participants.

The fair value and asset allocations of the Company’s pension benefits as of December 31, 2022 and 2021 measurement dates were as follows:

	December 31,
(in thousands)	2022		2021
Asset category:
Equity securities	$3,507	23%	$14,295	52%
Debt securities	11,714	75%	4,720	17%
Liability driven investment funds	-	-	5,722	21%
Cash and cash equivalents	185	1%	1,907	7%
Other	170	1%	608	2%
Total	$15,576	100%	$27,252	100%

Financial reporting standards define a fair value hierarchy that consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 31, 2022 and 2021, is as follows:

	December 31,
(in thousands)	2022	2021
Quoted Prices in Active Markets for Identical Assets (Level 1)	$185	$1,907
Significant Other Observable Inputs (Level 2)	15,391	25,345
Significant Other Unobservable Inputs (Level 3)	-	-
Total	$15,576	$27,252

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

The Company expects to contribute approximately $0.6 million to its pension plans during 2023. The benefits expected to be paid from the pension plans are $0.7 million in 2023, $0.7 million in 2024, $0.8 million in 2025, $0.9 million in 2026 and $0.7 million in 2027. The expected benefits to be paid in the five years from 2028 to 2032 are $4.5 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2022.

9.	Leases

The Company has noncancelable operating leases for office space, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost	$1,971	$2,041
Short-term lease cost	233	196
Sublease income	(102)	(102)
Total lease cost	$2,102	$2,135

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$2,347	$2,365
Right-of-use assets obtained in exchange for lease obligations:	$295	$524

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31,
(in thousands)	2022	2021
Operating lease right-of-use assets	$5,816	$6,897

Current portion, operating lease liabilities	$2,135	$2,142
Operating lease liabilities, long-term	5,282	6,488
Total operating lease liabilities	$7,417	$8,630

Weighted average remaining lease term (years)	6.2	6.7
Weighted average discount rate	9.4%	9.3%

Future minimum lease payments for operating leases, with initial terms in excess of one year at December 31, 2022, are as follows:

(in thousands)
2023	$2,135
2024	1,794
2025	1,064
2026	1,022
2027	1,004
Thereafter	2,995
Total lease payments	10,014
Less imputed interest	(2,597)
Total operating lease liabilities	$7,417

10.	Capital Stock and Stock-Based Compensation

Retirement of Treasury Stock

In May 2021, the Company retired the 7.8 million shares of common stock held by the Company as treasury shares and returned these shares to the status of authorized and unissued shares of common stock.

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2022 and 2021, the Company had no preferred stock issued or outstanding.

Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the ESPP for the six-month periods ending June 30 and December 31. There were 0.2 million and 0.1 million shares issued under the ESPP during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there were 0.4 million shares available for issuance under the ESPP.

Equity Incentive Plans

During 2021, the Company’s Board of Directors and stockholders adopted the 2021 Incentive Plan which authorizes approximately 2.2 million additional shares available for grants to officers, employees, non-employee directors and other key persons of the Company and its subsidiaries. Approximately 2.1 million shares available under the prior plan were also made available for issuance under the 2021 Incentive Plan. As of December 31, 2022, there were approximately 3.9 million shares available for issuance under the 2021 Incentive Plan.

Performance Restricted Stock Units

The Company grants awards of Performance Market Condition RSUs (the “PRSUs”) to certain members of the Company’s management team. The vesting of the PRSUs is linked to the achievement of a relative total shareholder return of the Company’s common stock measured from the earlier of (i) the measurement period as set out in the award agreement or (ii) upon a change of control (measured relative to the Nasdaq Biotechnology or Russell 2000 index and based on a 20-day trading average price).

For PRSUs granted during the year ended December 31, 2020, the total shareholder return of the Company’s common stock relative to the applicable index resulted in a positive performance factor adjustment and the issuance of 163,216 of additional awards during the year ended December 31, 2021. PRSUs subject to vesting as of December 31, 2022 include 0.4 million awards which remain subject to a relative total shareholder return measurement which can result in vesting rates ranging from -0-% to 150% of the target number.

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

Stock option and restricted stock unit activity under the Company’s Incentive Plans for the years ended December 31, 2022 and 2021 were as follows:

		Weighted
	Stock	Average	Time-Based		Performance-
	Options	Exercise	RSUs	Grant Date	Based RSUs	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at December 31, 2020	2,637,339	$3.51	1,560,461	$2.44	813,031	$2.12
Granted	-	-	820,831	4.74	293,509	4.61
Exercised	(579,968)	3.77	-	-	-	-
Vested (RSUs)	-	-	(1,167,473)	2.88	(403,422)	2.11
Cancelled/Forfeited	(652,555)	4.24	(72,655)	3.67	(6,179)	2.98
Performance Factor Adjustment	-	-	-	-	163,216	2.98
Balance at December 31, 2021	1,404,816	$3.10	1,141,164	$3.57	860,155	$3.13
Granted	-	-	918,870	4.64	320,272	5.08
Exercised	(40,267)	2.64	-	-	-	-
Vested (RSUs)	-	-	(733,611)	4.08	(401,308)	2.11
Cancelled/Forfeited	(125,773)	2.77	(232,622)	4.44	(132,884)	4.21
Balance at December 31, 2022	1,238,776	$3.15	1,093,801	$3.94	646,235	$4.51

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

	Year Ended December 31,
(in thousands)	2022	2021
Weighted average shares outstanding - basic	41,413	40,343
Dilutive effect of equity awards	-	-
Weighted average shares outstanding - diluted	41,413	40,343

Shares excluded from diluted loss per share due to their anti-dilutive effect	3,661	4,274

The following table summarizes outstanding and exercisable options as of December 31, 2022 (Aggregate Intrinsic Value, in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual Life	Exercise	Intrinsic	Shares	Contractual Life	Exercise	Intrinsic
Price	Outstanding	in Years	Price	Value	Exercisable	in Years	Price	Value

$1.78 - 2.62	135,342	6.3	$1.89	$119	102,381	6.2	$1.91	$88
2.63 - 2.78	505,423	4.4	2.63	71	357,192	4.4	2.63	50
2.79 - 3.24	135,077	6.6	2.93	-	135,077	6.6	2.93	-
3.25 - 3.72	206,808	4.2	3.38	-	206,808	4.2	3.38	-
3.73 - 5.51	256,126	3.2	4.76	-	238,222	3.0	4.83	-
$1.78 - 5.51	1,238,776	4.6	$3.15	$190	1,039,680	4.5	$3.25	$138

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.77 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised was $0.1 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the total compensation costs related to unvested awards not yet recognized is $5.1 million and the weighted average period over which it is expected to be recognized is approximately 1.6 years. During the years ended December 31, 2022 and 2021, the Company did not capitalize any stock-based compensation.

Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expenses related to stock options, restricted stock units, Market Condition RSU’s and the ESPP for the years ended December 31, 2022 and 2021 was allocated as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Cost of revenues	$121	$118
Sales and marketing expenses	557	507
General and administrative expenses	3,487	3,416
Research and development expenses	246	128
Total stock-based compensation expenses	$4,411	$4,169

The weighted average estimated fair value per share of the Market Condition RSUs granted during the years ended December 31, 2022 and 2021 was $5.08 and $4.61, respectively, using a Monte-Carlo valuation simulation, with the following weighted-average assumptions:

	2022	2021
Volatility	62.6%	65.1%
Risk-free interest rate	2.1%	0.3%
Correlation coefficient	41.5%	35.7%
Dividend yield	-%	-%

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

11.	Long-Term Debt

As of December 31, 2022 and December 31, 2021, the Company’s borrowings were comprised of the following:

	December 31,	December 31,
(in thousands)	2022	2021
Long-term debt:
Term loan	$34,814	$38,000
Revolving line	12,850	11,450
Less: unamortized deferred financing costs	(840)	(1,120)
Total debt	46,824	48,330
Less: current installments	(4,091)	(3,515)
Current unamortized deferred financing costs	280	280
Long-term debt	$43,013	$45,095

The aggregate amounts of debt maturing during the next five years are as follows:

(in thousands)
2023	$4,091
2024	4,000
2025	39,573
$47,664

On December 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank, (together, the “Lenders”). The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub-facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc. and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Available and unused borrowing capacity under the revolving line of credit was $2.9 million as of December 31, 2022 based on the Credit Agreement, as amended pursuant to the April 2022 Amendment and November 2022 Amendment as described below. Total revolver borrowing capacity is limited by the consolidated net leverage ratio as defined under the amended Credit Agreement.

As part of the November 2022 Amendment, the Credit Facility’s LIBOR rate option was replaced with the Secured Overnight Financing Rate (“SOFR”). All references in this footnote to the LIBOR rate were changed to SOFR in connection with the November 2022 Amendment. Borrowings under the amended Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on SOFR for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement, as amended (a “SOFR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). SOFR interest under the Credit Agreement is subject to applicable market rates and a floor of 0.50%. The alternative base rate is based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. The applicable interest rate margin varies from 2.0% per annum to 3.25% per annum for SOFR Loans, and from 1.5% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Credit Agreement. Interest on SOFR Loans is payable in arrears on the last day of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to SOFR Loan breakage and redeployment costs in certain circumstances.

The effective interest rate on the Company’s borrowings for the years ended December 31, 2022 and 2021, was 5.0% and 3.3%, respectively, and the weighted average interest rate as of December 31, 2022 was 7.6%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

Commencing on March 31, 2021, the outstanding term loans amortizes in equal quarterly installments equal to $0.5 million per quarter on such date and during each of the next three quarters thereafter, $0.75 million per quarter during the next eight quarters thereafter and $1.0 million per quarter thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year, the term loans may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. As of December 31, 2022, the current portion of long-term debt includes an excess cash flow sweep of $1.1 million to be paid by March 31, 2023. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

The Credit Agreement, as amended, includes customary affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets and pay dividends on its capital stock. The financial covenants include a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement, as amended, also includes customary events of default.

The April 28, 2022 Amendment, among other things modified the financial covenant relating to the consolidated net leverage ratio, and consented to the Biostage Settlement, including without limitation the receipt by the Company of convertible preferred stock in Biostage, and the securities issuable upon conversion thereof, as partial payment for Biostage’s indemnification obligations in connection with the Biostage Settlement. (See Note 15). In consideration for the April 28, 2022 Amendment, the Company paid fees of $0.2 million to the Lenders and Administrative Agent.

The November 8, 2022 Amendment, among other things, modified the financial covenant relating to the consolidated net leverage ratio, and the definition of Consolidated EBITDA used in the calculation of certain financial covenants, including to exclude non-cash inventory charges related to the Company’s decision to discontinue non-strategic products. In consideration for the November 2022 Amendment, the Company paid fees of $0.2 million to the Lenders and Administrative Agent.

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of December 31, 2022.

The Company monitors interest rate risk attributable to both its outstanding and forecasted debt obligations by the use of cash flow sensitivity analysis which estimates the expected impact of changes in interest rates on the Company’s future cash flows.

12.	Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Instruments, equipment, software and accessories	$108,165	$114,115
Service, maintenance and warranty contracts	5,170	4,789
Total revenues	$113,335	$118,904

Deferred revenue

The following tables provide details of deferred revenue as of the periods indicated:

	December 31,
(in thousands)	2022	2021
Service contracts	$1,530	$1,976
Customer advances	1,840	2,290
Total deferred revenue	$3,370	$4,266

During the years ended December 31, 2022 and 2021, the Company recognized revenue of $2.5 million and $2.0 million from contract liabilities existing at December 31, 2021 and 2020, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. A rollforward of allowance for doubtful accounts is as follows:

	December 31,
(in thousands)	2022	2021
Balance, beginning of period	$136	$227
Bad debt expense (credit)	62	(4)
Charge-offs and other	(7)	(87)
Balance, end of period	$191	$136

Concentrations

No customer accounted for more than 10% of the revenues for the years ended December 31, 2022, and 2021, or for more than 10% of net accounts receivable at December 31, 2022 and 2021.

Warranties

Warranties are estimated and accrued at the time revenues are recorded. A rollforward of the Company’s product warranty accrual is as follows:

	December 31,
(in thousands)	2022	2021
Balance, beginning of period	$240	$186
Expense	408	319
(Charges)/Credits	(380)	(265)
Balance, end of period	$268	$240

13.	Income Tax

Income tax expense for years ended December 31, 2022 and 2021 consisted of:

	Year Ended December 31,
(in thousands)	2022	2021
Current income tax expense:
Federal and state	$641	$363
Foreign	194	156
	835	519
Deferred income tax (benefit) expense:
Federal and state	(468)	22
Foreign	(30)	(393)
	(498)	(371)
Total income tax expense	$337	$148

The effective tax rate for the year ended December 31, 2022 was (3.7)% as compared with (105.7)% for the same period in 2021. The difference between the Company’s effective tax rate year over year was primarily attributable to changes in the mix of pre-tax income and losses at individual subsidiaries, the impact of different tax rates in certain foreign jurisdictions, and the impact of changes in uncertain tax positions, Global Intangible Low-Taxed Income (GILTI), and valuation allowances.

Income tax expense for the years ended December 31, 2022 and 2021 differed from the amount computed by applying the U.S. federal income tax rate of 21% to pre-tax operations income as a result of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Provision for income taxes at federal statutory rates	$(1,927)	$(29)
Increase (decrease) in income taxes resulting from:
Permanent differences, net	375	(362)
Non-deductible executive compensation	346	412
Global Intangible Low-Taxed Income (GILTI)	552	-
Foreign tax rate differential	(103)	(217)
State income taxes, net of federal income tax benefit	(295)	(16)
Non-deductible stock compensation expense	69	280
Tax credits	492	455
Net operating loss true-ups and expirations	431	195
Change in reserve for uncertain tax position	688	(118)
Impact of change to prior year tax accruals	(232)	269
Change in valuation allowance allocated to income tax	(102)	(961)
Other	43	240
Total income tax expense	$337	$148

Income tax expense is based on the following pre-tax income (loss) from operations:

	Year Ended December 31,
(in thousands)	2022	2021
Domestic	$(9,099)	$2,364
Foreign	(80)	(2,504)
Total	$(9,179)	$(140)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Deferred income tax assets:
Inventory	$1,696	$1,280
Operating loss and credit carryforwards	14,883	18,046
Accrued expenses	621	835
Deferred interest expense	881	1,191
Stock compensation	675	580
Lease liability	1,538	1,693
Research and development	2,000	-
Other assets	726	386
Total gross deferred assets	23,020	24,011
Less: valuation allowance	(14,506)	(14,700)
Deferred tax assets	$8,514	$9,311

Deferred income tax liabilities:
Indefinite-lived intangible assets	$1,914	$1,882
Definite-lived intangible assets	4,875	6,277
Right-of-use asset	1,148	1,277
Other liabilities	834	1,228
Total deferred tax liabilities	8,771	10,664
Deferred income tax liability, net	$(257)	$(1,353)

Deferred income tax assets and liabilities by classification on the consolidated balance sheets were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Deferred tax assets (included in other long-term assets)	$333	$205
Deferred income tax liabilities	(590)	(1,558)
Deferred income tax liability, net	$(257)	$(1,353)

As of December 31, 2022 and 2021, the Company maintained a total valuation allowance of $14.5 million and $14.7 million, respectively, which relates to foreign, federal, and state deferred tax assets in both years. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. The net change in total valuation allowance for each of the years ended December 31, 2022 and December 31, 2021 was a decrease of $0.2 million and a decrease of $2.0 million, respectively. The decrease in the valuation allowance in 2022 is primarily due to the utilization and expiration of certain U.S. net operating losses and the expiration of certain U.S. credits. The movement in the valuation allowance in 2021 is primarily due to a change in estimate of the realizability of UK deferred tax assets and the utilization and expiration of certain U.S. net operating losses and the expiration of certain U.S. credits. A valuation allowance decrease of $0.9 million was recorded to equity during the year ended December 31, 2021 related to the UK pension liability.

At December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $13.4 million, of which $13.3 million expire between 2029 and 2038. The remaining $0.1 million of U.S. federal net operating loss carryforwards can be carried forward indefinitely. The Company’s state net operating loss carryforwards of $9.6 million expire between 2023 and 2042. The Company has net operating loss carryforwards of $8.0 million in certain foreign jurisdictions which may be carried forward indefinitely, partially offset by valuation allowances. The Company has $8.1 million of research and development tax credit carryforwards and foreign tax credits of $0.1 million which begin to expire in 2023. Approximately $0.8 million of the research and development tax credit carryforwards are offset by a reserve for uncertain tax positions. The Company had a total of $2.7 million of state investment tax credit carryforwards, research and development tax credit carryforwards, and enterprise zone credit carryforwards, which begin to expire in 2023. In addition, the Company had a total of $0.2 million international R&D credits which begin to expire in 2036. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards or credits that a company may use in any one year in the event of a change in ownership under IRC Sections 382 or 383. As a result of the DSI acquisition as well as other acquisitions in prior years, certain losses and credit carryforwards are subject to these limitations. The Company has provided a full or partial valuation allowance for the portion of state NOLs and federal and state credit carryforwards the Company expects will expire before use.

As of December 31, 2022 and December 31, 2021, cash and cash equivalents held by the Company’s foreign subsidiaries was $2.6 million and $2.8 million, respectively. As of December 31, 2022, the Company has determined the potential income tax and withholding liability related to available cash balances at foreign subsidiaries to be immaterial.

At December 31, 2022 and 2021 the amount of unrecognized tax benefits that would affect the Company’s effective tax rate are shown in the table below:

(in thousands)
Balance at December 31, 2020	$1,673
Decreases based on tax positions of prior years	(208)
Additions based on tax positions of current years	176
Decreases based on expiration of statutes of limitation	(42)
Settlements and other	(267)
Balance at December 31, 2021	1,332
Additions based on tax positions of prior years	534
Decreases based on tax positions of prior years	(34)
Additions based on tax positions of current years	237
Decreases based on expiration of statutes of limitation	(86)
Balance at December 31, 2022	$1,983

The Company does not anticipate that any portion of the total unrecognized tax benefits will be reduced within the next 12 months. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.0 million. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense, which has not been significant during the years ended December 31, 2022 and 2021, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in foreign jurisdictions for years before 2018. In the U.S., the Company's net operating loss and tax credit carryforward amounts remain subject to federal and state examination for tax years starting in 2003 as a result of tax losses incurred in prior years. There are currently no pending federal or state tax examinations.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other changes, the IRA imposes a 15% corporate alternative minimum tax on certain corporations and a 1% excise tax on public company stock buybacks for tax years beginning after December 31, 2022. The Company does not expect the provisions of this new law to have a material impact on its consolidated financial statements and related disclosures.

14.	Commitments and Contingent Liabilities

On April 27, 2022, the Company and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) (“Biostage”) executed a settlement with the plaintiffs in the Biostage Litigation (as defined below) which resolves all claims relating to the litigation as described in Note 15 – Litigation Settlement.

The Company is involved in various other claims and legal proceedings arising in the ordinary course of business. After consultation with legal counsel, the Company has determined that the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flow. Although unfavorable outcomes in the proceedings are possible, the Company has not accrued loss contingencies relating to any such matters as they are not considered to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and cash flows could be material.

In addition, the Company has entered into indemnification agreements with its directors. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The company has not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2022.

15.	Litigation Settlement

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Court against the Company and other defendants, including Biostage, a former subsidiary of the Company that was spun off in 2013, as well as another third party (the “Biostage Litigation”). The complaint sought payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013.

On April 27, 2022, the Company and Biostage executed a settlement with the plaintiffs of the Biostage Litigation and Biostage’s products liability insurance carriers (the “Biostage Settlement”), which resolved all claims by and between the parties and Biostage’s product liability insurance carriers and resulted in the dismissal with prejudice of the wrongful death claim and all claims between the Company, Biostage and the insurance carriers. The Biostage Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or Biostage. Biostage has indemnified the Company for all losses and expenses, including legal expenses that the Company incurred in connection with the litigation and the Settlement.

During the three months ended March 31, 2022, the Company accrued $5.2 million of costs related to legal fees and the Biostage Settlement. Additionally, during the year ended December 31, 2021, the Company had incurred $0.3 million in legal fees in connection with the litigation. Due to the financial condition of Biostage, the Company determined that it was uncertain as to whether Biostage would be able to meet its indemnification obligation and had fully reserved any receivable from Biostage.

During the three months ended June 30, 2022 and September 30, 2022, the Company recorded adjustments of $4.9 million and $0.5 million, respectively, to the reserve against the indemnification receivable from Biostage. These adjustments reflected: i) the issuance by Biostage of 4,000 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligation, ii) the payment by Biostage of the legal fees associated with the Settlement, and iii) other accrual adjustments. The Series E Preferred Stock was initially recorded at an estimated fair value of $3.9 million using a Monte Carlo valuation simulation incorporating information from selected guideline companies.

The Series E Preferred Stock ranks senior to all classes of common stock of Biostage and all classes of preferred stock of Biostage (unless the Company consents to Biostage’s issuance of other preferred stock that is senior to or pari passu with the Series E Preferred Stock) and accrues dividends at a rate of 8% per annum that are payable in additional shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible at any time at the option of the Company into such number of shares of Biostage common stock determined by dividing (a) the $1,000 face value of the Series E Preferred Stock plus all accrued and unpaid dividends thereon by (b) the average of the volume weighted average trading prices of Biostage’s common stock, which is currently quoted on the OTCQB Marketplace, for the 60 consecutive trading days prior to the conversion. In the event Biostage has a subsequent qualified offering of its common stock, (which is defined as an offering of Biostage common stock that coincides with its uplisting onto Nasdaq, the first subsequent public offering by Biostage, or the first subsequent private placement by Biostage resulting in gross proceeds to Biostage of at least $4,000,000), the Series E Preferred Stock is mandatorily converted into Biostage common stock at the applicable qualified offering price. Due to Biostage’s limited operating history, their overall financial condition which includes the requirement to raise additional capital in order to continue as a going concern and the limited trading volume and liquidity of Biostage’s common stock, the value of the Series E Preferred Stock could fluctuate considerably or become worthless.

The book value of the Series E Preferred Stock, inclusive of accrued dividends, is $4.1 million and is included in the December 31, 2022 Consolidated Balance Sheet as a component of Other Long-Term Assets. The Company has elected the provisions within ASC 321 Investment Securities to subsequently measure the Series E Preferred Stock at its original cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Biostage. As of December 31, 2022, there have been no observable price changes or indicators of impairment and therefore there have been no measurement adjustments to the carrying value of the Series E Preferred Stock.

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

The following tables summarize additional selected financial information of the Company’s operations by geographic location.

Revenues by geographic destination are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
United States	$49,912	$49,831
Europe	30,687	35,767
Greater China	16,393	13,496
Rest of the world	16,343	19,810
Total revenues	$113,335	$118,904

Long-lived assets by geographic area include operating lease right-of-use assets, property, plant and equipment, and amortizable intangible assets, are as follows:

	December 31,
(in thousands)	2022	2021
United States	$26,051	$31,512
Germany	2,432	3,501
Rest of the world	1,489	2,446
Total long-lived assets	$29,972	$37,459

Net assets by geographic area are as follows:

	December 31,
(in thousands)	2022	2021
United States	$34,408	$38,641
Germany	14,761	15,501
United Kingdom	10,116	13,999
Rest of the world	12,935	15,260
Total net assets	$72,220	$83,401

17.	Government Assistance

For the year ended December 31, 2022, the Company received $0.7 million under government assistance programs. The majority of the assistance was a result of the Company’s German subsidiaries participating in programs established to offset the negative impact of COVID-19 on profitability, to support employment during the COVID-19 pandemic, and to offset the costs of qualifying research and development activities. Government assistance that is related to profitability is recorded as other income, and government assistance that supplements salaries or research activities are recorded as a reduction of the related operating expense.

18.	Subsequent Event - Derivatives

On February 28, 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to our variable, SOFR based debt. The swap contract has initial notional amount of $33.4 million and matures on December 22, 2025. This swap contract converts the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%. The swap contract does not impact the additional interest related to the applicable interest rate margin as discussed above in Note 11 Long-Term Debt. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in the consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment over the hedge effectiveness is performed on a quarterly basis unless facts and circumstances indicate that the hedge may no longer be highly effective.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 9, 2023	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES GREEN	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
James Green

/s/ JENNIFER COTE	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2023
Jennifer Cote

/s/ KATHERINE A. EADE	Director	March 9, 2023
Katherine A. Eade

/s/ ALAN EDRICK	Director	March 9, 2023
Alan Edrick

/s/ THOMAS W. LOEWALD	Director	March 9, 2023
Thomas W. Loewald

/s/ BERTRAND LOY	Director	March 9, 2023
Bertrand Loy

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit	Description	Method of Filing
2.1§	Separation and Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto.
3.1	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
3.2	Amended and Restated By-laws of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
3.3	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007).	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 1, 2007) and incorporated by reference thereto.
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed on November 9, 2000) and incorporated by reference thereto.
4.2	Description of Securities.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto.
10.1 #	Harvard Bioscience, Inc. Fourth Amended and Restated 2000 Stock Option and Incentive Plan.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed August 10, 2020) and incorporated by reference thereto.
10.2	Harvard Bioscience, Inc. Employee Stock Purchase Plan, as amended.	Previously disclosed as Appendix A to the Company’s Current Report on Form 8-K (filed May 17, 2022) and incorporated by reference thereto.
10.3	Form of Director Indemnification Agreement.	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed May 8, 2020) and incorporated by reference thereto.
10.4 +	Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.	Filed with this report.
10.5 #	Form of Incentive Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.
10.6 #	Form of Non-Qualified Stock Option Agreement (Executive Officers).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.
10.7 #	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.
10.8 #	Form of Deferred Stock Award Agreement.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto.
10.9 #	Form of Market Condition Deferred Stock Award Agreement.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto.
10.10 #	Employment Agreement between Harvard Bioscience, Inc. and James Green.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 8, 2019) and incorporated by reference thereto.
10.11 #	Employment Agreement between Harvard Bioscience, Inc. and Michael Rossi.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed July 19, 2019) and incorporated by reference thereto.

10.12 #	Letter Agreement between Harvard Bioscience, Inc. and Jennifer Cote.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 3, 2023) and incorporated by reference thereto.
10.13 #	Offer Letter between Harvard Bioscience Inc., and Jennifer Cote.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 3, 2023) and incorporated by reference thereto.
10.14	Consulting Agreement, dated as of March 2, 2020, by and between Harvard Bioscience, Inc. and Chane Graziano.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 6, 2020) and incorporated by reference thereto.
10.15	Credit Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., as borrower, the lenders party thereto, and Citizens Bank, N.A., as administrative agent.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.
10.16

Pledge and Security Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.

Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.
10.17

First Amendment to Credit Agreement and Amendment to Pledge and Security Agreement, dated April 28, 2022, among Harvard Bioscience, Inc., Citizens Bank, N.A., as the administrative agent, and the lenders party thereto.

Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed April 28, 2022) and incorporated by reference thereto.
10.18

Second Amendment to Credit Agreement and Amendment to Pledge and Security Agreement, dated November 8, 2022, among Harvard Bioscience, Inc., Citizens Bank, N.A., as the administrative agent, and the lenders party thereto.

Previously filed as an exhibit to the Company’s Form 10-Q (filed November 9, 2022) and incorporated by reference thereto.
10.19	Guarantee Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.
10.20#	Harvard Bioscience, Inc. 2021 Incentive Plan.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed May 19, 2021) and incorporated by reference thereto.
10.21#	Form of Performance RSU Award Agreement - 2021 Incentive Plan.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2022) and incorporated by reference thereto.
10.22#	Form of Time-Based RSU Awards Agreement – 2021 Incentive Plan.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2022) and incorporated by reference thereto.
10.23#	Form of RSU Award for Directors – 2021 Incentive Plan.	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed March 11, 2022) and incorporated by reference thereto.
10.24#	Separation Agreement and Release between Harvard Bioscience, Inc. and Ken Olson, dated as of January 26, 2022.	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 28, 2022) and incorporated by reference thereto.
10.25#	Separation Agreement and Release between Harvard Bioscience, Inc. and Michael Rossi, dated January 18, 2023	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 19, 2023) and incorporated by reference thereto.

21.1	Subsidiaries of the Registrant	Filed with this report
23.1	Consent of Grant Thornton LLP	Filed with this report
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	Inline XBRL Instance Document	Filed with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this report
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with this report
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

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