Form 10-Q
period 2023-03-31
HARVARD BIOSCIENCE INC
filed 2023-04-26
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of April 20, 2023, there were 42,190,043 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$3,789	$4,508
Accounts receivable, net	17,737	16,705
Inventories	26,861	26,439
Other current assets	4,062	3,472
Total current assets	52,449	51,124
Property, plant and equipment, net	3,424	3,366
Operating lease right-of-use assets	5,505	5,816
Goodwill	56,618	56,260
Intangible assets, net	19,641	21,014
Other long-term assets	7,941	7,780
Total assets	$145,578	$145,360
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,970	$3,811
Current portion of operating lease liabilities	2,130	2,135
Accounts payable	5,978	6,447
Deferred revenue	4,121	3,370
Other current liabilities	8,018	7,486
Total current liabilities	23,217	23,249
Long-term debt, net	41,083	43,013
Deferred tax liability	546	590
Operating lease liabilities	4,938	5,282
Other long-term liabilities	1,454	1,006
Total liabilities	71,238	73,140
Commitments and contingencies - Note 13
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 42,190,043 shares issued and outstanding at March 31, 2023; 42,081,707 shares issued and outstanding at December 31, 2022	455	454
Additional paid-in-capital	230,108	229,008
Accumulated deficit	(141,568)	(142,190)
Accumulated other comprehensive loss	(14,655)	(15,052)
Total stockholders' equity	74,340	72,220
Total liabilities and stockholders' equity	$145,578	$145,360

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Revenues	$29,975	$28,778
Cost of revenues	11,629	12,601
Gross profit	18,346	16,177

Sales and marketing expenses	5,978	6,687
General and administrative expenses	6,334	6,325
Research and development expenses	2,897	3,220
Amortization of intangible assets	1,388	1,466
Settlement of litigation, net - Note 14	-	5,191
Total operating expenses	16,597	22,889

Operating income (loss)	1,749	(6,712)

Other expense:
Interest expense	(974)	(384)
Other income, net	432	78
Total other expense	(542)	(306)

Income (loss) before income taxes	1,207	(7,018)
Income tax expense (benefit)	585	(138)
Net income (loss)	$622	$(6,880)

Income (loss) per share:
Basic income (loss) per share	$0.01	$(0.17)

Diluted income (loss) per share	$0.01	$(0.17)

Weighted-average common shares:
Basic	42,119	41,219

Diluted	42,783	41,219

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Net income (loss)	$622	$(6,880)
Other comprehensive income (loss):
Foreign currency translation adjustments	837	(699)
Derivatives qualifying as hedges, net of tax	(440)	-
Other comprehensive income (loss)	397	(699)
Comprehensive income (loss)	$1,019	$(7,579)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	42,082	$454	$229,008	$(142,190)	$(15,052)	$72,220
Stock option exercises	39	1	103	-	-	104
Vesting of restricted stock units	125	-	-	-	-	-
Shares withheld for taxes	(56)	-	(156)	-	-	(156)
Stock-based compensation expense	-	-	1,153	-	-	1,153
Net income	-	-	-	622	-	622
Other comprehensive income	-	-	-	-	397	397
Balance at March 31, 2023	42,190	$455	$230,108	$(141,568)	$(14,655)	$74,340

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	41,143	$452	$225,650	$(132,674)	$(10,027)	$83,401
Stock option exercises	11	-	31	-	-	31
Vesting of restricted stock units	151	-	-	-	-	-
Shares withheld for taxes	(64)	-	(501)	-	-	(501)
Stock-based compensation expense	-	-	1,023	-	-	1,023
Net loss	-	-	-	(6,880)	-	(6,880)
Other comprehensive loss	-	-	-	-	(699)	(699)
Balance at March 31, 2022	41,241	$452	$226,203	$(139,554)	$(10,726)	$76,375

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$622	$(6,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	333	382
Amortization of intangible assets	1,388	1,466
Amortization of deferred financing costs	70	70
Stock-based compensation expense	1,153	1,023
Deferred income taxes and other	(55)	(123)
Gain on sale of product line	(403)	-
Changes in operating assets and liabilities:
Accounts receivable	(923)	1,506
Inventories	(292)	(1,308)
Other assets	(308)	(466)
Accounts payable and accrued expenses	(150)	2,729
Deferred revenue	741	(300)
Other liabilities	(364)	(85)
Net cash provided by (used in) operating activities	1,812	(1,986)
Cash flows from investing activities:
Additions to property, plant and equipment	(224)	(471)
Proceeds from sale of product line	512	-
Net cash provided by (used in) investing activities	288	(471)
Cash flows from financing activities:
Borrowing on bank line of credit	1,500	1,500
Repayment on bank line of credit	(2,500)	-
Repayment of term debt	(1,841)	(936)
Proceeds from exercise of stock options and employee stock purchase plan	104	31
Taxes paid related to net share settlement of equity awards	(156)	(501)
Net cash (used in) provided by financing activities	(2,893)	94
Effect of exchange rate changes on cash	74	(25)
Decrease in cash and cash equivalents	(719)	(2,388)
Cash and cash equivalents at beginning of period	4,508	7,821
Cash and cash equivalents at end of period	$3,789	$5,433
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,172	$383
Cash paid for income taxes, net of refunds	$(134)	$107

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies, and Risks and Uncertainties

Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2023, results of operations and comprehensive income (loss) and cash flows for the three months ended March 31, 2023 and 2022, as applicable, have been made. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

Risks and Uncertainties

The global supply chain has experienced significant disruptions due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19, leading to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. Additionally, the global economy has recently experienced increasing economic uncertainty, including inflationary pressure, rising interest rates, and significant fluctuations in exchange rates. The COVID-19 pandemic has also caused significant economic disruption, including shutdowns that affected various regions in China throughout 2022. These conditions have negatively impacted the Company’s past business, results of operations, and cash flow.

The Company believes that these global economic uncertainties and supply chain trends will continue through 2023. The COVID-19 pandemic continues to evolve, and the future impact of the pandemic is difficult to predict.  If these factors are prolonged or are more severe than anticipated, the Company’s business, results of operations, and cash flow would likely be materially impacted.

2.	Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. ASU 2017-04 will be effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 effective January 1, 2023 with no impact to the consolidated financial statements. The Company will perform future goodwill impairment test according to ASU 2017-04.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘ASU 2016-13’), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023 which resulted in an immaterial impact to the consolidated financial statements.

3.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2023 is as follows:

(in thousands)
Carrying amount at December 31, 2022	$56,260
Effect of change in currency translation	358
Carrying amount at March 31, 2023	$56,618

Identifiable intangible assets at March 31, 2023 and December 31, 2022 consist of the following:

		March 31, 2023			December 31, 2022
(in thousands)	Average		Accumulated			Accumulated
Amortizable intangible assets:	Life*	Gross	Amortization	Net	Gross	Amortization	Net
Distribution agreements/customer relationships	7.0	$16,226	$(9,086)	$7,140	$16,124	$(8,727)	$7,397
Existing technology	3.0	37,365	(27,196)	10,169	37,549	(26,482)	11,067
Trade names and patents	3.5	7,558	(5,428)	2,130	7,523	(5,197)	2,326
Total amortizable intangible assets		$61,149	$(41,710)	$19,439	$61,196	$(40,406)	$20,790
Indefinite-lived intangible assets:				202			224
Total intangible assets				$19,641			$21,014

*Weighted average life in years as of March 31, 2023

Intangible asset amortization expense was $1.4 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter as of March 31, 2023, is as follows:

(in thousands)
2023 (remainder of the year)	$4,169
2024	5,260
2025	4,023
2026	2,362
2027	1,265
2028	1,018
Thereafter	1,342
Total	$19,439

4.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	March 31,	December 31,
(in thousands)	2023	2022
Finished goods	$5,144	$5,223
Work in process	3,660	3,776
Raw materials	18,057	17,440
Total	$26,861	$26,439

Other Current Liabilities:	March 31,	December 31,
(in thousands)	2023	2022
Compensation	$3,154	$3,476
Professional fees	589	392
Warranty costs	279	268
Customer credits	2,204	2,368
Accrued income taxes	700	-
Other	1,092	982
Total	$8,018	$7,486

5.	Related Party Transactions

In connection with the 2014 acquisitions of Multi Channel Systems MCS GmbH (“MCS”), the Company entered into a facility lease agreement with the former principal owner of MCS who became an employee of the Company at the time of the acquisition and subsequently retired in 2021. The MCS agreement expires on December 31, 2024. Pursuant to this lease agreement, the Company made rent payments of approximately $0.1 million for each of the three months ended March 31, 2023 and 2022.

6.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three months ended March 31, 2023 and 2022, are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$543	$504
Short-term lease cost	67	64
Sublease income	(25)	(25)
Total lease cost	$585	$543

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$653	$594
Right-of-use assets obtained in exchange for lease obligations:	$-	$39

Supplemental balance sheet information related to the Company’s operating leases are as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Operating lease right-of-use assets	$5,505	$5,816

Current portion, operating lease liabilities	$2,130	$2,135
Operating lease liabilities, long-term	4,938	5,282
Total operating lease liabilities	$7,068	$7,417

Weighted average remaining lease term (years)	6.1	6.2
Weighted average discount rate	9.4%	9.4%

Future minimum lease payments for operating leases, with initial terms in excess of one year at March 31, 2023, are as follows:

Year Ending December 31,
(in thousands)
2023 (remainder of the year)	$1,605
2024	1,803
2025	1,065
2026	1,022
2027	1,035
Thereafter	2,965
Total lease payments	9,495
Less imputed interest	(2,427)
Total operating lease liabilities	$7,068

7.	Long-Term Debt

As of March 31, 2023 and December 31, 2022, the Company’s borrowings were as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Long-term debt:
Term loan	$32,973	$34,814
Revolving line	11,850	12,850
Less: unamortized deferred financing costs	(770)	(840)
Total debt	44,053	46,824
Less: current portion of long-term debt	(3,250)	(4,091)
Current unamortized deferred financing costs	280	280
Long-term debt	$41,083	$43,013

On December 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank (together, the “Lenders”). All commitments and obligations under the Credit Agreement previously held by Silicon Valley Bank have now been assumed by Silicon Valley Bridge Bank, N. A. The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc., and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Available and unused borrowing capacity under the revolving line of credit was $10.5 million as of March 31, 2023 based on the Credit Agreement, as amended, pursuant to the April 2022 Amendment  and November 2022 Amendment (both described below). Total revolver borrowing capacity is limited by the consolidated net leverage ratio as defined under the amended Credit Agreement.

Borrowings under the amended Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement, as amended (a “SOFR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). SOFR interest under the Credit Agreement is subject to applicable market rates and a floor of 0.50%. The alternative base rate is based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. The applicable interest rate margin varies from 2.0% per annum to 3.25% per annum for SOFR Loans, and from 1.5% per annum to 3.0% per annum for ABR Loans, in each case depending on the Company’s consolidated leverage ratio and is determined in accordance with a pricing grid set forth in the Credit Agreement. Interest on SOFR Loans is payable in arrears on the last day of each applicable interest period, and interest on ABR Loans is payable in arrears at the end of each calendar quarter. There are no prepayment penalties in the event the Company elects to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to SOFR Loan breakage and redeployment costs in certain circumstances.

The effective interest rate on the Company borrowings for the three months ended March 31, 2023 and 2022, was 7.9 % and 3.1%, respectively, and the weighted average interest rate as of March 31, 2023, net of the effect of the Company’s interest rate swaps, was 8.0%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

The term loans amortize in quarterly installments of $0.75 million per quarter for each of the next three quarters and $1.0 million per quarter during the next seven quarters thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year, the term loans may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. As of December 31, 2022, the current portion of long-term debt included an excess cash flow sweep of $1.1 million which was paid on March 31, 2023. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

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

On April 28, 2022, the Company entered into an amendment to the Credit Agreement (the “April 2022 Amendment”) pursuant to which the Lenders and administrative agent, among other things, modified the financial covenant relating to the consolidated net leverage ratio, and consented to the Biostage Settlement (as defined below), including without limitation the receipt by the Company of convertible preferred stock in Biostage Inc. (“Biostage”) and the securities issuable upon conversion thereof, as partial payment for Biostage’s indemnification obligations in connection with the Biostage Settlement. See Note 14 for information regarding the Biostage Settlement. In consideration for the April 2022 Amendment, the Company paid fees of $0.2 million to the Lenders and administrative agent.

On November 8, 2022, the Company entered into a subsequent amendment to the Credit Agreement (the “November 2022 Amendment”) pursuant to which, among other things the Lenders and administrative agent modified the financial covenant relating to the consolidated net leverage ratio, and the definition of Consolidated EBITDA used in the calculation of certain financial covenants, including to exclude non-cash inventory charges related to the Company’s decision to discontinue non-strategic products. In consideration for the November 2022 Amendment, the Company paid fees of $0.2 million to the Lenders and administrative agent.

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of March 31, 2023.

8.	Derivatives

The Company monitors interest rate risk attributable to both its outstanding and forecasted debt obligations by the use of cash flow sensitivity analysis which estimates the expected impact of changes in interest rates on the Company’s future cash. The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

By using derivative financial instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile.

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

On February 28, 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to its variable, SOFR based debt. The swap contract has a notional amount of $31.8 million as of March 31, 2023 and matures on December 22, 2025. This swap contract effectively converts the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%. The swap contract does not impact the additional interest related to the applicable interest rate margin as discussed above in Note 7 Long-Term Debt. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in the consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment over the hedge effectiveness is performed on a quarterly basis unless facts and circumstances indicate that the hedge may no longer be highly effective.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of March 31, 2023:

(in thousands)		March 31, 2023
Derivatives instruments	Balance sheet classification	Notional Amount	Fair Value (a)
Interest rate swaps	Other long term liabilities	$31,841	$(440)

(a) See Note 9 for the fair value measurements related to these financial instruments.

The portion of the interest rate swap that was reclassified to interest expense from accumulated other comprehensive loss for the three months ended March 31, 2023 was not significant.

9.	Fair Value Measurements

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of March 31, 2023
Assets (Liabilities) (in thousands)	Level 1	Level 2	Level 3	Total
Equity securities - common stock	$206	$-	$-	$206
Interest rate swap agreements	$-	$(440)	$-	$(440)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include, when applicable, investments in common stock and derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s investment in common stock was based on the closing price per the OTCQB Marketplace at the reporting date. The fair value of the Company’s interest rate swap agreements was based on SOFR yield curves at the reporting date.

10.	Capital Stock and Stock-Based Compensation

Stock-Based Payment Awards

Stock-based awards consist of stock options, time-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”) and shares issued under the Company’s employee stock purchase plan (the “ESPP”). Activity under the Company’s equity incentive plans for the three months ended March 31, 2023 was as follows:

		Weighted
	Stock	Average
	Options	Exercise	RSUs	Grant Date	PRSUs	Grant Date
	Outstanding	Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at December 31, 2022	1,238,776	$3.15	1,093,801	$3.94	646,235	$4.51
Granted	-	-	1,177,391	2.51	558,958	2.61
Exercised	(39,618)	2.63	-	-	-	-
Vested (RSUs)	-	-	(125,036)	1.93	-	-
Cancelled/Forfeited	(29,201)	2.99	(3,122)	5.54	-	-
Balance at March 31, 2023	1,169,957	$3.17	2,143,034	$3.27	1,205,193	$3.63

Stock-based compensation expense related to stock options, RSUs, PRSUs, and the ESPP for the three months ended March 31, 2023 and 2022 was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenues	$69	$36
Sales and marketing expenses	145	154
General and administrative expenses	869	791
Research and development expenses	70	42
Total stock-based compensation expenses	$1,153	$1,023

As of March 31, 2023, the total compensation costs related to unvested awards not yet recognized is $8.4 million and the weighted average period over which it is expected to be recognized is approximately 2.1 years. The Company did not capitalize any stock-based compensation.

The weighted average estimated fair value of PRSUs that were granted during the three months ended March 31, 2023 was $2.61 per unit. The following assumptions were used to estimate the fair value of PRSUs granted during the three months ended March 31, 2023 using a Monte-Carlo valuation simulation:

2023
Volatility	56.8%
Risk-free interest rate	4.6%
Correlation coefficient	41.7%
Dividend yield	-%

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options, RSUs, and PRSUs into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted EPS consists of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Weighted average shares outstanding - basic	42,119	41,219
Dilutive effect of equity awards	664	-
Weighted average shares outstanding - diluted	42,783	41,219

Shares excluded from diluted loss per share due to their anti-dilutive effect	1,167	3,505

11.	Revenues

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Instruments, equipment, software and accessories	$28,493	$27,538
Service, maintenance and warranty contracts	1,482	1,240
Total revenues	$29,975	$28,778

The following tables represent a disaggregation of revenue by geographic destination for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
United States	$12,302	$12,239
Europe	7,441	7,823
Hong Kong	3,508	1,706
Rest of Asia	5,273	5,027
Rest of the world	1,451	1,983
Total revenues	$29,975	$28,778

Concentrations

No customer accounted for more than 10% of revenues for the three months ended March 31, 2023 and 2022. At March 31, 2023 and December 21, 2022, no customer accounted for more than 10% of net accounts receivable.

Deferred Revenue

The following tables provide details of deferred revenue as of the periods indicated:

	March 31,	December 31,
(in thousands)	2023	2022
Service contracts	$2,179	$1,530
Customer advances	1,942	1,840
Total deferred revenue	$4,121	$3,370

During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $1.0 million and $0.7 million from deferred revenue existing at December 31, 2022 and 2021, respectively.

Allowance for Expected Credit Losses on Receivables

The allowance for expected credit losses on receivables is used to present accounts receivable, net at an amount that represents the Company’s estimate of the related transaction price recognized as revenue. The allowance represents an estimate of expected credit losses over the lifetime of the receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously written-off. The Company estimates the allowance on the basis of specifically identified receivables that are evaluated individually for impairment and an analysis of the remaining receivables determined by reference to past default experience. The Company considers the need to adjust historical information to reflect the extent to which current conditions and reasonable forecasts are expected to differ from the conditions that existed for the historical period considered. Losses on receivables have not historically been significant.

Management judgments are used to determine when to charge off uncollectible trade accounts receivable. The Company bases these judgments on the age of the receivable, credit quality of the customer, current economic conditions, and other factors that may affect a customer’s ability and intent to pay. Customers are generally not required to provide collateral for purchases.

Activity in the allowance for expected losses on receivables is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance, beginning of period	$191	$136
Bad debt (credit)	(3)	(6)
Charge-offs and other	(21)	6
Balance, end of period	$167	$136

12.	Income Tax

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which the Company operates and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

Income tax expense (benefit) was $0.6 million and $(0.1) million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were 48.5% and 2.0%, respectively. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to a Global Intangible Low-Taxed Income (“GILTI”) inclusion to taxable income and changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

13.	Commitments and Contingent Liabilities

On April 27, 2022, the Company and Biostage executed a settlement with the plaintiffs in the Biostage Litigation (as defined below) which resolved all claims relating to the litigation as described in Note 14 – Litigation Settlement.

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

In addition, the Company has entered into indemnification agreements with its directors. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2023.

The Company is also subject to unclaimed property laws in the ordinary course of its business.  State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. The Company is currently undergoing unclaimed property audits conducted by three states. Based on the current stage of the audits, the Company has not accrued any loss contingencies related to these audits as of March 31, 2023.

14.	Litigation Settlement

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Biostage, a former subsidiary of the Company that was spun off in 2013, as well as another third party (the “Biostage Litigation”). The complaint sought payment for an unspecified amount of damages and alleged that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013.

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

During the three months ended June 30, 2022 and September 30, 2022, the Company recorded credits of $4.9 million and $0.5 million, respectively, to the reserve against the indemnification receivable from Biostage. These adjustments reflected: i) the issuance by Biostage of 4,000 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligation, ii) the payment by Biostage of the legal fees associated with the Biostage Settlement, and iii) other accrual adjustments. The Series E Preferred Stock was initially recorded at an estimated fair value of $3.9 million using a Monte Carlo valuation simulation incorporating information from selected guideline companies.

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

During the three months ended March 31, 2023, the Company converted 200 shares of its Series E Preferred Stock into 31,933 shares of Biostage common stock. The market value of this Biostage common stock was $0.2 million at March 31, 2023.

The book value of the shares of Series E Preferred Stock, inclusive of accrued dividends, as of March 31, 2023 is $4.0 million and is included in the consolidated balance sheet as a component of Other long-term assets. The Company has elected the provisions within ASC 321 Investment Securities to subsequently measure the Series E Preferred Stock at its original cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Biostage. As of March 31, 2023, there have been no observable price changes or indicators of impairment and therefore, there have been no measurement adjustments to the carrying value of the Series E Preferred Stock.

15.	Product Line Disposition

On February 17, 2023, the Company completed the disposition of its Hoefer product line for cash consideration of $0.5 million. The carrying value of assets sold was $0.1 million resulting in a gain on disposition of $0.4 million which is recorded in Other income, net in the consolidated statement of operations for the three months ended March 31, 2023. Revenue and gross profit of this disposed product line included in the condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022 are not significant.

16.	Subsequent Event - Conversion of Biostage Series E Preferred Stock to Common Stock

On April 6, 2023, Biostage disclosed that it had completed a private placement with certain investors to purchase shares of Biostage common stock for the aggregate purchase price of approximately $6.0 million at a purchase price of $6.00 per share. As the proceeds of the private placement are in excess of $4.0 million, the transaction triggered a mandatory conversion of the Series E Preferred Stock, plus all accrued dividends, into Biostage common stock as discussed in Note 14 above.

On April 6, 2023, all of the Company’s remaining Series E Preferred Stock, plus all accrued dividends, were converted into approximately 675,000 shares of Biostage common stock at the applicable qualified offering price of $6.00 per share. Immediately after the conversion, the Company owned approximately 5% of Biostage’s total common shares outstanding. Due to Biostage’s limited operating history, their overall financial condition and the limited trading volumes and liquidity of their common stock, the value of the Company’s investment in  Biostage’s common stock could fluctuate considerably or become worthless.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Bioscience, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

Recent Developments

Global Supply Chain and Economic Environment

The global supply chain has experienced significant disruptions due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19, leading to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. Additionally, the global economy has recently experienced increasing economic uncertainty, including inflationary pressure, rising interest rates, and significant fluctuations in exchange rates. The COVID-19 pandemic has also caused significant economic disruption, including shutdowns that affected various regions in China throughout 2022. These conditions have negatively impacted our past business, results of operations, and cash flow.

We believe that these global economic uncertainties and supply chain trends will continue through 2023. The COVID-19 pandemic continues to evolve, and the future impact of the pandemic is difficult to predict.  If these factors are prolonged or are more severe than anticipated, our business, results of operations, and cash flow may be materially impacted.

Selected Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue
Revenues	$29,975		$28,778
Gross profit	18,346	61.2%	16,177	56.2%
Sales and marketing expenses	5,978	19.9%	6,687	23.2%
General and administrative expenses	6,334	21.1%	6,325	22.0%
Research and development expenses	2,897	9.7%	3,220	11.2%
Amortization of intangible assets	1,388	4.6%	1,466	5.1%
Settlement of litigation, net	-	-	5,191	18.0%
Interest expense	974	3.2%	384	1.3%
Income tax expense (benefit)	585	2.0%	(138)	-0.5%

Revenue

Revenues increased $1.2 million, or 4.2%, to $30.0 million for the three months ended March 31, 2023, compared to $28.8 million for the three months ended March 31, 2022. The increase in revenue was primarily due to growth in preclinical products, which was partially offset by reduced revenue from the discontinuation of non-strategic cellular and molecular products and unfavorable currency impacts.

Gross profit

Gross profit increased $2.2 million, or 13.4%, to $18.3 million for the three months ended March 31, 2023 compared with $16.2 million for the three months ended March 31, 2022. Gross margin increased to 61.2% for the three months ended March 31, 2023, compared with 56.2% for the three months ended March 31, 2022. The increase in gross margin was due primarily to the increase in revenue, a higher mix of preclinical products which carries a higher gross margin than our other product lines, and the discontinuation in the second half of 2022 of lower margin non-strategic products.

The global supply chain has experienced significant disruptions due to electronic components and labor shortages and other macroeconomic factors, leading to increased costs. We expect that these supply chain trends will continue through the rest of 2023.

Sales and marketing expenses

Sales and marketing expenses decreased $0.7 million, or 10.6%, to $6.0 million for the three months ended March 31, 2023, compared to $6.7 million during the same period in 2022. The decrease was primarily due to reduced salaries and travel expenses partially offset by increases in variable compensation.

General and administrative expenses

General and administrative expenses were $6.3 million for each of the three months ended March 31, 2023 and 2022. This includes decreases in consulting costs associated with enterprise-level operational improvement initiatives offset by increases in variable compensation.

Research and development expenses

Research and development expenses decreased $0.3 million, or 10.0%, to $2.9 million for the three months ended March 31, 2023, compared with $3.2 million for the three months ended March 31, 2022. The decrease was primarily due to reduced salaries and consulting costs partially offset by increases in variable compensation.

Amortization of intangible assets

Amortization of intangible asset expenses were $1.4 million for the three months ended March 31, 2023, compared with $1.5 million for the three months ended March 31, 2022. Amortization expense decreased as we completed the amortization of certain intangible assets discontinued during 2022.

Settlement of litigation

During the three months ended March 31, 2022, we accrued $5.2 million of costs related to legal fees in connection with the Biostage Litigation and the Biostage Settlement.  Due to the financial condition of Biostage, we determined that it was uncertain as to whether Biostage would be able to meet its indemnification obligation and had fully reserved any receivable from Biostage.

During the three months ended June 30, 2022 and September 30, 2022, we recorded credits of $4.9 million and $0.5 million, respectively consisting of adjustments to the reserve against an indemnification receivable from Biostage to reflect: i) the issuance by Biostage of Series E Preferred Stock to us on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligations, ii) the payment by Biostage of legal fees associated with the Biostage Settlement, and iii) other accrual adjustments. The Series E Preferred Stock was initially recorded at an estimated fair value of $3.9 million using a Monte Carlo valuation simulation incorporating information from selected guideline companies.

Interest expense

Interest expense increased $0.6 million, or 153.6%, to $1.0 million for the three months ended March 31, 2023, compared with $0.4 million for the three months ended March 31, 2022. The increase was the result of higher interest costs in a rising rate environment.

Income tax

Income tax expense (benefit) for the three months ended March 31, 2023 was $0.6 million and was $(0.1) million for the three months ended March 31, 2022. The effective tax rates for the three months ended March 31, 2023 and 2022 were 48.5% and 2.0%, respectively. The difference between our effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to a Global Intangible Low-Taxed Income (“GILTI”) inclusion to taxable income and changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below as well as capital expenditures and payments associated with business improvement initiatives.

As of March 31, 2023, we held cash and cash equivalents of $3.8 million, compared with $4.5 million at December 31, 2022. Borrowings outstanding were $44.8 million and $47.7 million as of March 31, 2023 and December 31, 2022, respectively.

On December 22, 2020, we entered into a Credit Agreement which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility both maturing on December 22, 2025. As of March 31, 2023, the weighted average interest rate on our borrowings, net of the effect of the interest rate swaps, was 8.0%, and the available and unused borrowing capacity was $10.5 million. Total revolver borrowing capacity is limited by our consolidated net leverage ratio as defined under the Credit Agreement, as amended. As of March 31, 2023, we are in compliance with the covenants of the Credit Agreement, as amended.

Based on our current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, any costs associated with business improvement initiatives and capital expenditures for at least the next 12 months. This assessment includes consideration of our best estimates of the impact of macroeconomic conditions and the COVID-19 pandemic on our financial results described above. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$1,812	$(1,986)
Cash provided by (used in) investing activities	288	(471)
Cash (used in) provided by financing activities	(2,893)	94
Effect of exchange rate changes on cash	74	(25)
Decrease in cash and cash equivalents	$(719)	$(2,388)

Cash provided by (used in) operating activities was $1.8 million and $(2.0) million for the three months ended March 31, 2023 and 2022, respectively. Cash flow from operations for the three months ended March 31, 2023 was greater than the comparable period in the prior year primarily as a result of improved operating profits.

Cash provided by investing activities was $0.3 million for the three months ended March 31, 2023, and primarily consisted of $0.5 million from proceeds of the sale our Hoefer product line partially offset by $0.2 million of capital expenditures in manufacturing and information technology infrastructure. Cash used in investing activities was $(0.5) million for the three months ended March 31, 2022, and primarily consisted of capital expenditures in manufacturing and information technology infrastructure.

Cash (used in) provided by financing activities was $(2.9) million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, debt outstanding under our credit facility decreased by $2.8 million, consisting of net payments against our revolver of $1.0 million, and payments of $1.8 million against the term loan. During the three months ended March 31, 2022, we increased total debt outstanding under our credit facility by $0.6 million. This increase included $0.9 million paid under the term loan and an increase in revolver borrowings of $1.5 million. We also paid $0.5 million for taxes related to net share settlement of equity awards.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended March 31, 2023, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues of approximately $0.5 million and a favorable effect on expense of approximately $0.5 million. The gain associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income during the three months ended March 31, 2023 was $0.8 million, compared to a loss of approximately $0.7 million for the three months ended March 31, 2022. Currency exchange rate fluctuations included as a component of net income (loss) during the three months ended March 31, 2023, and March 31, 2022 were not significant.

Critical Accounting Policies

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, the end of the period covered by this report, our management, including our Chief Executive Officer and our Interim Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1        Legal Proceedings.

The information included in Note 13 and Note 14 to the Condensed Consolidated Financial Statements (Unaudited) included in “Part I, Item 1 Financial Statements” of this quarterly report is incorporated herein by reference.

Item 1A.    Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None.

Item 6.       Exhibits

10.1	Separation Agreement and Release between the Company and Michael Rossi, dated January 18, 2023 (previously filed as an exhibit to the Company’s Current Report on Form 8-K on January 19, 2023 and incorporated by reference thereto).
31.1	Certification of Interim Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Interim Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

HARVARD BIOSCIENCE, INC.
Date: April 26, 2023
	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

	By:	/s/ JENNIFER COTE
Jennifer Cote
Interim Chief Financial Officer