Form 10-Q
period 2023-06-30
HARVARD BIOSCIENCE INC
filed 2023-08-08
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 42,688,246 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,324	$4,508
Accounts receivable, net	16,903	16,705
Inventories	26,089	26,439
Other current assets	5,301	3,472
Total current assets	52,617	51,124
Property, plant and equipment, net	3,491	3,366
Operating lease right-of-use assets	5,253	5,816
Goodwill	56,771	56,260
Intangible assets, net	18,356	21,014
Other long-term assets	6,411	7,780
Total assets	$142,899	$145,360
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,220	$3,811
Current portion of operating lease liabilities	2,125	2,135
Accounts payable	4,716	6,447
Deferred revenue	3,835	3,370
Other current liabilities	9,046	7,486
Total current liabilities	22,942	23,249
Long-term debt, net	38,203	43,013
Deferred tax liability	667	590
Operating lease liabilities	4,653	5,282
Other long-term liabilities	1,046	1,006
Total liabilities	67,511	73,140
Commitments and contingencies - Note 13
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 42,688,246 shares issued and outstanding at June 30, 2023; 42,081,707 shares issued and outstanding at December 31, 2022	457	454
Additional paid-in-capital	231,533	229,008
Accumulated deficit	(142,548)	(142,190)
Accumulated other comprehensive loss	(14,054)	(15,052)
Total stockholders' equity	75,388	72,220
Total liabilities and stockholders' equity	$142,899	$145,360

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$28,759	$29,208	$58,734	$57,986
Cost of revenues	12,086	12,571	23,715	25,172
Gross profit	16,673	16,637	35,019	32,814

Sales and marketing expenses	6,178	6,587	12,156	13,274
General and administrative expenses	5,353	5,981	11,687	12,306
Research and development expenses	2,957	3,497	5,854	6,717
Amortization of intangible assets	1,389	1,454	2,777	2,920
Litigation settlement - Note 14	-	(4,880)	-	311
Total operating expenses	15,877	12,639	32,474	35,528

Operating income (loss)	796	3,998	2,545	(2,714)

Other expense:
Unrealized loss on equity securities - Note 14	(1,581)	-	(1,581)	-
Interest expense	(941)	(515)	(1,915)	(899)
Other (expense) income, net	(372)	(62)	60	16
Total other expense	(2,894)	(577)	(3,436)	(883)

(Loss) income before income taxes	(2,098)	3,421	(891)	(3,597)
Income tax (benefit) expense	(1,118)	986	(533)	848
Net (loss) income	$(980)	$2,435	$(358)	$(4,445)

(Loss) income per share:
Basic (loss) income per share	$(0.02)	$0.06	$(0.01)	$(0.11)

Diluted (loss) income per share	$(0.02)	$0.06	$(0.01)	$(0.11)

Weighted-average common shares:
Basic	42,354	41,304	42,204	41,256

Diluted	42,354	42,560	42,204	41,256

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(980)	$2,435	$(358)	$(4,445)
Other comprehensive income (loss):
Foreign currency translation adjustments	152	(2,517)	989	(3,216)
Derivatives qualifying as hedges, net of tax	449	-	9	-
Other comprehensive income (loss)	601	(2,517)	998	(3,216)
Comprehensive (loss) income	$(379)	$(82)	$640	$(7,661)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

					Accumulated
Three Months Ended	Number		Additional		Other	Total
June 30, 2023	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at March 31, 2023	42,190	$455	$230,108	$(141,568)	$(14,655)	$74,340
Stock option exercises	173	2	403	-	-	405
Stock purchase plan	91	-	215	-	-	215
Vesting of restricted stock units	287	-	-	-	-	-
Shares withheld for taxes	(54)	-	(295)	-	-	(295)
Stock-based compensation expense	-	-	1,102	-	-	1,102
Net loss	-	-	-	(980)	-	(980)
Other comprehensive income	-	-	-	-	601	601
Balance at June 30, 2023	42,687	$457	$231,533	$(142,548)	$(14,054)	$75,388

					Accumulated
Three Months Ended	Number		Additional		Other	Total
June 30, 2022	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at March 31, 2022	41,241	$452	$226,203	$(139,554)	$(10,726)	$76,375
Stock option exercises	5	1	11	-	-	12
Stock purchase plan	78	-	239	-	-	239
Vesting of restricted stock units	244	-	-	-	-	-
Shares withheld for taxes	(68)	-	(279)	-	-	(279)
Stock-based compensation expense	-	-	1,239	-	-	1,239
Net income	-	-	-	2,435	-	2,435
Other comprehensive loss	-	-	-	-	(2,517)	(2,517)
Balance at June 30, 2022	41,500	$453	$227,413	$(137,119)	$(13,243)	$77,504

					Accumulated
Six Months Ended	Number		Additional		Other	Total
June 30, 2023	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	42,082	$454	$229,008	$(142,190)	$(15,052)	$72,220
Stock option exercises	212	3	506	-	-	509
Stock purchase plan	91	-	215	-	-	215
Vesting of restricted stock units	412	-	-	-	-	-
Shares withheld for taxes	(110)	-	(451)	-	-	(451)
Stock-based compensation expense	-	-	2,255	-	-	2,255
Net loss	-	-	-	(358)	-	(358)
Other comprehensive income	-	-	-	-	998	998
Balance at June 30, 2023	42,687	$457	$231,533	$(142,548)	$(14,054)	$75,388

					Accumulated
Six Months Ended	Number		Additional		Other	Total
June 30, 2022	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	41,143	$452	$225,650	$(132,674)	$(10,027)	$83,401
Stock option exercises	16	1	42	-	-	43
Stock purchase plan	78	-	239	-	-	239
Vesting of restricted stock units	395	-	-	-	-	-
Shares withheld for taxes	(132)	-	(780)	-	-	(780)
Stock-based compensation expense	-	-	2,262	-	-	2,262
Net loss	-	-	-	(4,445)	-	(4,445)
Other comprehensive loss	-	-	-	-	(3,216)	(3,216)
Balance at June 30, 2022	41,500	$453	$227,413	$(137,119)	$(13,243)	$77,504

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(358)	$(4,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	665	758
Amortization of intangible assets	2,777	2,920
Amortization of deferred financing costs	140	140
Stock-based compensation expense	2,255	2,262
Deferred income taxes and other	86	1,040
Unrealized loss on equity securities - Note 14	1,581	-
Convertible Preferred Stock received in Biostage Settlement - Note 14	-	(3,900)
Gain on sale of product line	(403)	-
Changes in operating assets and liabilities:
Accounts receivable	(68)	3,587
Inventories	398	(2,667)
Other assets	(1,268)	(250)
Accounts payable and accrued expenses	(270)	(435)
Deferred revenue	445	(611)
Other liabilities	(616)	(575)
Net cash provided by (used in) operating activities	5,364	(2,176)
Cash flows from investing activities:
Additions to property, plant and equipment	(741)	(913)
Acquisition of intangible assets	(108)	-
Proceeds from sale of product line	512	-
Net cash used in investing activities	(337)	(913)
Cash flows from financing activities:
Borrowing from revolving line of credit	2,500	5,300
Repayment of revolving line of credit	(5,450)	(3,600)
Repayment of term debt	(2,591)	(1,686)
Proceeds from exercise of stock options and employee stock purchase plan	724	282
Taxes paid related to net share settlement of equity awards	(451)	(780)
Net cash used in financing activities	(5,268)	(484)
Effect of exchange rate changes on cash	57	11
Decrease in cash and cash equivalents	(184)	(3,562)
Cash and cash equivalents at beginning of period	4,508	7,821
Cash and cash equivalents at end of period	$4,324	$4,259
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,148	$845
Cash paid for income taxes, net of refunds	$115	$352

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies, and Risks and Uncertainties

Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2023, results of operations and comprehensive income (loss) and cash flows for the three and six months ended June 30, 2023 and 2022, as applicable, have been made. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except as described below, there have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2023.

Marketable Equity Securities

Equity securities traded in active markets are marked to market at each balance sheet date based on their prices as quoted on the relevant stock exchange. Fair value mark-to-market adjustments are recorded as non-operating gains (losses) in the consolidated statement of operations. The Company’s investments in marketable equity securities are classified in the consolidated balance sheet based on the nature of the securities and their availability for use in current operations.

Risks and Uncertainties

The global supply chain has experienced significant disruptions over the last few years due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19. This has led to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. Additionally, the global economy has recently experienced increasing economic uncertainty, including inflationary pressure, rising interest rates, and significant fluctuations in exchange rates. These conditions have negatively impacted the Company’s past business, results of operations, and cash flow. The Company believes that these global economic uncertainties will continue through 2023. If these factors are prolonged or are more severe than anticipated, the Company’s business, results of operations, and cash flow may be materially impacted.

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

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. The Company adopted ASU 2016-13 effective January 1, 2023, which resulted in an immaterial impact to the consolidated financial statements.

3.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2023 is as follows:

(in thousands)
Carrying amount at December 31, 2022	$56,260
Effect of change in currency translation	511
Carrying amount at June 30, 2023	$56,771

Identifiable intangible assets at June 30, 2023 and December 31, 2022 consist of the following:

		June 30, 2023			December 31, 2022
(in thousands)	Average		Accumulated			Accumulated
Amortizable intangible assets:	Life*	Gross	Amortization	Net	Gross	Amortization	Net
Distribution agreements/customer relationships	7	$16,185	$(9,323)	$6,862	$16,124	$(8,727)	$7,397
Existing technology and software development	3	37,512	(28,140)	9,372	37,549	(26,482)	11,067
Trade names and patents	3	7,539	(5,619)	1,920	7,523	(5,197)	2,326
Total amortizable intangible assets		$61,236	$(43,082)	$18,154	$61,196	$(40,406)	$20,790
Indefinite-lived intangible assets:				202			224
Total intangible assets				$18,356			$21,014

*Weighted average life in years as of June 30, 2023

Intangible asset amortization expense was $1.4 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter as of June 30, 2023, is as follows:

(in thousands)
2023 (remainder of the year)	$2,777
2024	5,255
2025	4,024
2026	2,363
2027	1,266
2028	1,127
Thereafter	1,342
Total	$18,154

4.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:
(in thousands)	June 30, 2023	December 31, 2022
Finished goods	$5,748	$5,223
Work in process	4,607	3,776
Raw materials	15,734	17,440
Total	$26,089	$26,439

Other Current Liabilities:
(in thousands)	June 30, 2023	December 31, 2022
Compensation	$3,796	$3,476
Professional fees	552	392
Warranty costs	301	268
Customer credits	2,664	2,368
Accrued income taxes	398	-
Other	1,335	982
Total	$9,046	$7,486

5.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three and six months ended June 30, 2023 and 2022, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$483	$493	$1,026	$997
Short-term lease cost	64	58	131	122
Sublease income	(26)	(26)	(51)	(51)
Total lease cost	$521	$525	$1,106	$1,068

Supplemental cash flow information related to the Company's operating leases is as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$1,201	$1,173
Right-of-use assets obtained in exchange for lease obligations:	$95	$65

Supplemental balance sheet information related to the Company’s operating leases are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$5,253	$5,816

Current portion, operating lease liabilities	$2,125	$2,135
Operating lease liabilities, long-term	4,653	5,282
Total operating lease liabilities	$6,778	$7,417

Weighted average remaining lease term (years)	6.0	6.2
Weighted average discount rate	9.3%	9.4%

Future minimum lease payments for operating leases, with initial terms in excess of one year at June 30, 2023, are as follows:

Year Ending December 31,
(in thousands)
2023 (remainder of the year)	$1,075
2024	1,831
2025	1,096
2026	1,047
2027	1,042
Thereafter	2,964
Total lease payments	9,055
Less imputed interest	(2,277)
Total operating lease liabilities	$6,778

6.	Long-Term Debt

As of June 30, 2023 and December 31, 2022, the Company’s borrowings are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Long-term debt:
Term loan	$32,223	$34,814
Revolving line	9,900	12,850
Less: unamortized deferred financing costs	(700)	(840)
Total debt	41,423	46,824
Less: current portion of long-term debt	(3,500)	(4,091)
Current unamortized deferred financing costs	280	280
Long-term debt	$38,203	$43,013

In December, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank (together, the “Lenders”). All commitments and obligations under the Credit Agreement previously held by Silicon Valley Bank have now been assumed by First-Citizens Bank & Trust Company. The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc., and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Available and unused borrowing capacity under the revolving line of credit was $12.4 million as of June 30, 2023 based on the Credit Agreement, as amended. Total revolver borrowing capacity is limited by the consolidated net leverage ratio as defined under the amended Credit Agreement.

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

The effective interest rate on the Company borrowings for the three months ended June 30, 2023 and 2022, was 8.3% and 4.0%, respectively, and for the six months ended June 30, 2023 and 2022, was 8.1% and 3.6%, respectively. The weighted average interest rate as of June 30, 2023, inclusive of the effect of the Company’s interest rate swaps, was 8.1%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

The term loan amortizes in quarterly installments of $0.75 million per quarter for each of the next two quarters and $1.0 million per quarter during the next seven quarters thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year, the term loan may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. As of December 31, 2022, the current portion of long-term debt included an excess cash flow sweep of $1.1 million which was paid during the quarter ended March 31, 2023. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

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

On April 28, 2022, the Company entered into an amendment to the Credit Agreement (the “April 2022 Amendment”) pursuant to which the Lenders and administrative agent, among other things, modified the financial covenant relating to the consolidated net leverage ratio, and consented to the Biostage Settlement (as defined below), including without limitation the receipt by the Company of convertible preferred stock in Biostage, Inc. (“Biostage”) and the securities issuable upon conversion thereof, as partial payment for Biostage’s indemnification obligations in connection with the Biostage Settlement. See Note 13 for information regarding the Biostage Settlement. In consideration for the April 2022 Amendment, the Company paid fees of $0.2 million to the Lenders and administrative agent.

On November 8, 2022, the Company entered into a subsequent amendment to the Credit Agreement (the “November 2022 Amendment”) pursuant to which, among other things the Lenders and administrative agent modified the financial covenant relating to the consolidated net leverage ratio, and the definition of Consolidated EBITDA used in the calculation of certain financial covenants, including to exclude non-cash inventory charges related to the Company’s decision to discontinue non-strategic products. In consideration for the November 2022 Amendment, the Company paid fees of $0.2 million to the Lenders and administrative agent. The Company was in compliance with the covenants of the Credit Agreement, as amended, as of June 30, 2023.

7.	Derivatives

The Company monitors interest rate risk attributable to both its outstanding and forecasted debt obligations by the use of cash flow sensitivity analysis, which estimates the expected impact of changes in interest rates on the Company’s future cash. The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

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

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company monitors interest rate risk attributable to both its outstanding and forecasted debt obligations by the use of cash flow sensitivity analysis, which estimates the expected impact of changes in interest rates on the Company’s future cash flows.

On February 28, 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to its variable, SOFR-based debt. The swap contract has a notional amount of $30.3 million as of June 30, 2023 and matures on December 22, 2025. This swap contract effectively converts the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%. The swap contract does not impact the additional interest related to the applicable interest rate margin as discussed above in Note 6, Long-Term Debt. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) (“OCI”) in the consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment over the hedge effectiveness is performed on a quarterly basis unless facts and circumstances indicate that the hedge may no longer be highly effective.

The following table presents the notional amount and fair value of the Company’s derivative instrument as of June 30, 2023:

(in thousands)		June 30, 2023
Derivatives instruments	Balance sheet classification	Notional Amount	Fair Value (a)
Interest rate swap	Other long term assets	$30,336	$9

(a) See Note 8 for the fair value measurements related to this financial instrument.

The following table summarizes the effect of derivatives designated as cash flow hedging instruments for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
Derivatives in Hedging Relationships (in thousands)	June 30, 2023	June 30, 2023
Amount of gain recognized in OCI on derivatives (effective portion)	$475	$35
Amounts reclassifed from accumulated other comprehensive loss to interest expense	(26)	(26)
Total	$449	$9

8.	Fair Value Measurements

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2023
Assets (in thousands)	Level 1	Level 2	Level 3	Total
Equity securities - common stock	$2,579	$-	$-	$2,579
Interest rate swap agreements	$-	$9	$-	$9

The Company uses the market approach technique to value its financial assets and liabilities. The Company’s financial assets and liabilities carried at fair value include, when applicable, investments in common stock and derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s investment in common stock of Biostage was based on the closing price as quoted on the OTCQB Marketplace at the reporting date. The fair value of the Company’s interest rate swap agreements was based on SOFR yield curves at the reporting date.

9.	Capital Stock and Stock-Based Compensation

Stock-Based Payment Awards

Stock-based awards consist of stock options, time-based restricted stock units, market condition restricted stock units, and shares issued under the Company’s employee stock purchase plan. Activity under the Company’s equity incentive plans for the six months ended June 30, 2023 is as follows:

		Weighted			Market
		Average			Condition
	Stock	Exercise	Restricted	Grant Date	Restricted	Grant Date
	Options	Price	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding at December 31, 2022	1,238,776	$3.15	1,093,801	$3.94	646,235	$4.51
Granted	-	-	1,296,379	2.81	558,958	2.61
Exercised	(213,644)	2.38	-	-	-	-
Vested (RSUs)	-	-	(295,531)	2.97	(115,976)	2.98
Cancelled/Forfeited	(99,483)	2.45	(54,396)	4.31	(87,138)	4.64
Outstanding at June 30, 2023	925,649	$3.37	2,040,253	$3.35	1,002,079	$3.62

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$95	$52	$164	$88
Sales and marketing expenses	195	192	340	346
General and administrative expenses	704	923	1,573	1,714
Research and development expenses	108	72	178	114
Total stock-based compensation expenses	$1,102	$1,239	$2,255	$2,262

As of June 30, 2023, the total compensation costs related to unvested awards not yet recognized is $7.4 million and the weighted average period over which it is expected to be recognized is approximately 1.9 years. The Company did not capitalize any stock-based compensation.

The weighted average estimated fair value of the market condition restricted stock awards that were granted during the six months ended June 30, 2023 was $2.61 per unit. The estimate of the fair value was determined using a Monte-Carlo valuation simulation, which included the following assumptions:

Volatility	56.8%
Risk-free interest rate	4.6%
Correlation coefficient	41.7%
Dividend yield	-%

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options and restricted stock units into common stock using the treasury method. The weighted average number of shares used to compute basic and diluted EPS consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net (loss) income available to common stockholders	$(980)	$2,435	$(358)	$(4,445)
Weighted average shares outstanding - basic	42,354	41,304	42,204	41,256
Dilutive effect of equity awards	-	1,256	-	-
Weighted average shares outstanding - diluted	42,354	42,560	42,204	41,256
Basic (loss) earnings per share	$(0.02)	$0.06	$(0.01)	$(0.11)
Diluted (loss) earnings per share	$(0.02)	$0.06	$(0.01)	$(0.11)
Shares excluded from diluted (loss) income per share due to their anti-dilutive effect	4,286	910	3,795	3,717

10.	Revenues

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Instruments, equipment, software and accessories	$27,268	$27,765	$55,761	$55,303
Service, maintenance and warranty contracts	1,491	1,443	2,973	2,683
Total revenues	$28,759	$29,208	$58,734	$57,986

The following tables represent a disaggregation of revenue by geographic destination for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$12,336	$14,075	$24,638	$26,314
Europe	9,332	7,194	16,773	15,017
Greater China	4,136	3,396	10,335	7,127
Rest of the world	2,955	4,543	6,988	9,528
Total revenues	$28,759	$29,208	$58,734	$57,986

Concentrations

No customer accounts for more than 10% of revenues for the three and six months ended June 30, 2023 and 2022. At June 30, 2023 and December 21, 2022, no customer accounts for more than 10% of net accounts receivable.

Deferred Revenue

The following tables provide details of deferred revenue as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Service contracts	$2,327	$1,530
Customer advances	1,508	1,840
Total deferred revenue	$3,835	$3,370

During each of the three months ended June 30, 2023 and 2022, the Company recognized revenue of $0.6 million from deferred revenue existing at December 31, 2022 and 2021, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $1.6 million and $1.3 million from deferred revenue existing at December 31, 2022 and 2021, respectively.

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

Activity in the allowance for expected losses on receivables is as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance, beginning of period	$191	$136
Provision for bad debts	18	107
Charge-offs and other	(55)	(48)
Balance, end of period	$154	$195

11.	Income Tax

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

Income tax (benefit) expense is $(1.1) million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and is $(0.5) million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates for the three months ended June 30, 2023 and 2022, are 53.3% and 28.8%, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022, are 59.8% and (23.6)%, respectively.

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

On April 27, 2022, the Company and Biostage executed a settlement with the plaintiffs in the Biostage Litigation (as defined below) which resolved all claims relating to the litigation as described in Note 13 – Litigation Settlement.

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

In addition, the Company has entered into indemnification agreements with its directors. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2023.

The Company is subject to unclaimed property laws in the ordinary course of its business. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. The Company is currently undergoing unclaimed property audits conducted in various states. Based on the current stage of the audits, the Company has not accrued any loss contingencies related to these audits as of June 30, 2023.

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

During the three months ended June 30, 2022, the Company recorded credits of $4.9 million to the reserve against the indemnification receivable from Biostage. These adjustments reflected: i) the issuance by Biostage of 4,000 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligation, ii) the payment by Biostage of the legal fees associated with the Biostage Settlement, and iii) other accrual adjustments. The Series E Preferred Stock accrued dividends at a rate of 8% per annum that are payable in additional shares of Series E Preferred Stock. The Series E Preferred Stock was initially recorded at an estimated fair value of $3.9 million using a Monte Carlo valuation simulation incorporating information from selected guideline companies.

As of December 31, 2022, the book value of the shares of Series E Preferred Stock, inclusive of accrued dividends, was $4.0 million and was included in the consolidated balance sheet as a component of Other long-term assets. The Company elected the provisions within ASC 321, Investment Securities, to subsequently measure the Series E Preferred Stock at its original cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Biostage. As of December 31, 2022, there were no observable price changes or indicators of impairment and therefore, there was no measurement adjustments to the carrying value of the Series E Preferred Stock.

On January 18, 2023, the Company voluntarily converted 200 shares of its Series E Preferred Stock into 31,933 shares of Biostage common stock.

On April 6, 2023, Biostage disclosed that it had completed a private placement of its common stock for an aggregate offering amount of approximately $6.0 million at a purchase price of $6.00 per share. As the proceeds of the private placements were  in excess of $4.0 million, the transaction triggered a mandatory conversion of the Company’s remaining Series E Preferred Stock into shares of Biostage common stock at the offering price of $6.00 per share. As of June 30, 2023, the Company held 707,626 shares of Biostage common stock with an estimated fair value of $2.6 million, which has been included in the consolidated balance sheet as a component of Other long-term assets due to the limited trading volumes of Biostage’s common stock on the OTCQB Marketplace.

The Company determines the fair value of its shares of Biostage common stock at each reporting period using prices as quoted on the OTCQB Marketplace. Due to Biostage’s limited operating history, its overall financial condition and the limited trading volumes and liquidity of its common stock, the value of the Company’s investment in Biostage’s common stock could fluctuate considerably or become worthless. During the three months ended June 30, 2023, the Company recorded unrealized losses related to its investment in Biostage common stock of $1.6 million, which was recorded in the Other expense section in the consolidated statements of operations.

14.	Product Line Disposition

On February 17, 2023, the Company completed the disposition of its Hoefer product line for cash consideration of $0.5 million. The carrying value of assets sold was $0.1 million resulting in a gain on disposition of $0.4 million which is recorded in Other income, net in the consolidated statement of operations for the six months ended June 30, 2023. Revenue and gross profit of this disposed product line included in the condensed consolidated statement of operations for the six months ended June 30, 2023, and for the three and six months ended June 30, 2022, were not significant.

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

Recent Developments

Global Supply Chain and Economic Environment

The global supply chain has experienced significant disruptions over the last few years due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19. This has led to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. Additionally, the global economy has recently experienced increasing economic uncertainty, including inflationary pressure, rising interest rates, and significant fluctuations in exchange rates. These conditions have negatively impacted our past business, results of operations, and cash flow.

We believe that these global economic uncertainties will continue through 2023. If these factors are prolonged or are more severe than anticipated, our business, results of operations, and cash flow may be materially impacted.

Selected Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022.

	Three Months Ended June 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue
Revenues	$28,759		$29,208
Gross profit	16,673	58.0%	16,637	57.0%
Sales and marketing expenses	6,178	21.5%	6,587	22.6%
General and administrative expenses	5,353	18.6%	5,981	20.5%
Research and development expenses	2,957	10.3%	3,497	12.0%
Amortization of intangible assets	1,389	4.8%	1,454	5.0%
Litigation settlement	-	-	(4,880)	-16.7%
Unrealized loss on equity securities	1,581	5.5%	-	-
Interest expense	941	3.3%	515	1.8%
Income tax (benefit) expense	(1,118)	-3.9%	986	3.4%

Revenue

Revenue decreased $0.4 million, or 1.5%, to $28.8 million for the three months ended June 30, 2023, compared to $29.2 million for the three months ended June 30, 2022. This decline included a decrease of $1.6 million in revenue from the discontinuation of non-strategic cellular and molecular products in the second half of 2022, partially offset by revenue growth in preclinical products.

Gross profit

Gross profit was $16.7 million for three months ended June 30, 2023, compared with $16.6 million for the three months ended June 30, 2022. Gross margin increased to 58.0% for the three months ended June 30, 2023, compared with 57.0% for the three months ended June 30, 2022. The increase in gross margin was due primarily to a higher mix of preclinical products which generally have higher gross margin than our other product lines, and reduced revenue from lower margin products discontinued during the second half of 2022. Additionally, during the three months ended June 30, 2023, we aligned our global inventory costing process, which had an unfavorable impact to gross margin.

Sales and marketing expenses

Sales and marketing expenses decreased $0.4 million, or 6.2%, to $6.2 million for the three months ended June 30, 2023, compared to $6.6 million for the three months ended June 30, 2022. The decrease was primarily due to reduced salaries and travel expenses.

General and administrative expenses

General and administrative expenses decreased $0.6 million, or 10.5%, to $5.4 million for the three months ended June 30, 2023, compared with $6.0 million for the three months ended June 30, 2022. This decrease was primarily due to reduced consulting costs partially offset by increases in salaries and variable compensation.

Research and development expenses

Research and development expenses decreased $0.5 million, or 15.4%, to $3.0 million for the three months ended June 30, 2023, compared with $3.5 million for the three months ended June 30, 2022. The decrease was primarily due to reduced salaries and consulting costs partially offset by increases in variable compensation.

Amortization of intangible assets

Amortization of intangible asset expenses were $1.4 million for the three months ended June 30, 2023, compared with $1.5 million for the three months ended June 30, 2022. Amortization expense decreased as we completed the amortization of certain intangible assets during 2022.

Litigation settlement (2022)

During the three months ended March 31, 2022, we accrued $5.2 million of costs related to legal fees in connection with the Biostage Litigation and the Biostage Settlement. Due to the financial condition of Biostage, we determined that it was uncertain as to whether Biostage would be able to meet its indemnification obligation and had fully reserved any receivable from Biostage.

During the three months ended June 30, 2022, we recorded a credit of $4.9 million consisting of adjustments to the reserve against an indemnification receivable from Biostage to reflect: i) the issuance by Biostage of Series E Preferred Stock to us on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligations, ii) the payment by Biostage of legal fees associated with the Biostage Settlement, and iii) other accrual adjustments. The Series E Preferred Stock was initially recorded at an estimated fair value of $3.9 million using a Monte Carlo valuation simulation incorporating information from selected guideline companies.

Unrealized loss on equity securities

On April 6, 2023, Biostage disclosed that it had completed a private placement of its common stock for an aggregate offering amount of approximately $6.0 million at a purchase price of $6.00 per share. As the proceeds of the private placements were in excess of $4.0 million, the transaction triggered a mandatory conversion of our Series E Preferred Stock into shares of Biostage common stock at the offering price of $6.00 per share. As of June 30, 2023, we held 707,626 shares of Biostage common stock with an estimated fair value of $2.6 million.

We determine the fair value of our shares of Biostage common stock at each reporting period using prices as quoted on the OTCQB Marketplace. During the three months ended June 30, 2023, we recorded unrealized losses related to our investment in Biostage common stock of $1.6 million. Due to Biostage’s limited operating history, its overall financial condition and the limited trading volumes and liquidity of its common stock, the value of our investment in Biostage’s common stock could fluctuate considerably or become worthless.

Interest expense

Interest expense increased $0.4 million, or 82.7%, to $0.9 million for the three months ended June 30, 2023, compared with $0.5 million for the three months ended June 30, 2022. The increase was the result of higher interest costs in a rising rate environment, which was partially offset by lower average borrowings during the period.

Income tax

Income tax (benefit) expense for the three months ended June 30, 2023 was $(1.1) million and for the three months ended June 30, 2022 was $1.0 million. The effective tax rates for the three months ended June 30, 2023 and 2022 were 53.3% and 28.8%, respectively. The difference between our effective tax rates for the three months ended June 30, 2023 and 2022, compared to the U.S. statutory tax rate of 21% is primarily due to a Global Intangible Low-Taxed Income (“GILTI”) inclusion to taxable income and changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Six months ended June 30, 2023 compared to six months ended June 30, 2022.

	Six Months Ended June 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue
Revenues	$58,734		$57,986
Gross profit	35,019	59.6%	32,814	56.6%
Sales and marketing expenses	12,156	20.7%	13,274	22.9%
General and administrative expenses	11,687	19.9%	12,306	21.2%
Research and development expenses	5,854	10.0%	6,717	11.6%
Amortization of intangible assets	2,777	4.7%	2,920	5.0%
Litigation settlement	-	-	311	0.5%
Unrealized loss on equity securities	1,581	2.7%	-	-
Interest expense	1,915	3.3%	899	1.6%
Income tax (benefit) expense	(533)	-0.9%	848	1.5%

Revenue

Revenue increased $0.7 million, or 1.3%, to $58.7 million for the six months ended June 30, 2023, compared to $58.0 million for the six months ended June 30, 2022. The increase in revenue was primarily due to revenue growth in preclinical products, which was partially offset by decreases from the discontinuation of non-strategic cellular and molecular products of $2.8M.

Gross profit

Gross profit was $35.0 million for six months ended June 30, 2023 compared with $32.8 million for the six months ended June 30, 2022. Gross margin increased to 59.6% for the six months ended June 30, 2023, compared with 56.6% for the six months ended June 30, 2022. The increase in gross margin was due primarily to the increase in revenue, a higher mix of preclinical products which generally have higher gross margin than our other product lines, and reduced revenue from lower margin products discontinued during the second half of 2022.

Sales and marketing expenses

Sales and marketing expenses decreased $1.1 million, or 8.4%, to $12.2 million for the six months ended June 30, 2023, compared to $13.3 million for the six months ended June 30, 2022. The decrease was primarily due to reduced salaries and travel expenses partially offset by increases in variable compensation.

General and administrative expenses

General and administrative expenses decreased $0.6 million, or 5.0%, to $11.7 million for the six months ended June 30, 2023, compared with $12.3 million for the six months ended June 30, 2022. The decrease was primarily due to reduced consulting costs partially offset by increases in salaries and variable compensation.

Research and development expenses

Research and development expenses decreased $0.9 million, or 12.8%, to $5.9 million for the six months ended June 30, 2023, compared with $6.7 million for the six months ended June 30, 2022. The decrease was primarily due to reduced salaries and consulting costs partially offset by increases in variable compensation.

Amortization of intangible assets

Amortization of intangible asset expenses were $2.8 million for the six months ended June 30, 2023, compared with $2.9 million for the six months ended June 30, 2022. Amortization expense decreased as we completed the amortization of certain intangible assets during 2022.

Litigation settlement (2022)

During the six months ended June 30, 2022, we incurred a net expense of $0.3 million related to the Biostage Settlement consisting of $5.2 million in settlement and legal expenses accrued during the three months ended March 31, 2022 offset by a credit of $4.9 million recorded during the three months ended June 30, 2022 as discussed above, related to adjustments to the reserves against the indemnification receivable from Biostage.

Unrealized loss on equity securities

On April 6, 2023, Biostage disclosed that it had completed a private placement of its common stock for an aggregate offering amount of approximately $6.0 million at a purchase price of $6.00 per share. As the proceeds of the private placements were in excess of $4.0 million, the transaction triggered a mandatory conversion of our Series E Preferred Stock into shares of Biostage common stock at the offering price of $6.00 per share. As of June 30, 2023, we held 707,626 shares of Biostage common stock with an estimated fair value of $2.6 million.

We determine the fair value of our shares of Biostage common stock at each reporting period using prices as quoted on the OTCQB Marketplace. During the six months ended June 30, 2023, we recorded unrealized losses related to our investment in Biostage common stock of $1.6 million. Due to Biostage’s limited operating history, its overall financial condition and the limited trading volumes and liquidity of its common stock, the value of our investment in Biostage’s common stock could fluctuate considerably or become worthless.

Interest expense

Interest expense increased $1.0 million, or 113.0%, to $1.9 million for the six months ended June 30, 2023, compared with $0.9 million for the six months ended June 30, 2022. The increase was the result of higher interest costs in a rising rate environment which was partially offset by lower average borrowings during the period.

Income tax

Income tax (benefit) expense for the six months ended June 30, 2023 was $(0.5) million and for the six months ended June 30, 2022 was $0.8 million. The effective tax rates for the six months ended June 30, 2023 and 2022 were 59.8% and (23.6)%, respectively. The difference between our effective tax rates for the six months ended June 30, 2023 and 2022, compared to the U.S. statutory tax rate of 21% is primarily due to a GILTI inclusion to taxable income and changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below, salaries  as well as capital expenditures.

As of June 30, 2023, we held cash and cash equivalents of $4.3 million, compared with $4.5 million at December 31, 2022. Borrowings outstanding were $42.1 million and $47.7 million as of June 30, 2023 and December 31, 2022, respectively.

On December 22, 2020, we entered into a Credit Agreement which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility both maturing on December 22, 2025. As of June 30, 2023, the weighted average interest rate on our borrowings, inclusive of the effect of the interest rate swaps, was 8.1%, and the available and unused borrowing capacity was $12.4 million. Total revolver borrowing capacity is limited by our consolidated net leverage ratio as defined under the Credit Agreement, as amended. As of June 30, 2023, we were in compliance with the covenants of the Credit Agreement, as amended.

Based on our current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, and capital expenditures for at least the next 12 months. This assessment includes consideration of our best estimates of the impact of macroeconomic conditions and the COVID-19 pandemic on our financial results described above. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$5,364	$(2,176)
Cash used in investing activities	(337)	(913)
Cash used in financing activities	(5,268)	(484)
Effect of exchange rate changes on cash	57	11
Decrease in cash and cash equivalents	$(184)	$(3,562)

Cash provided by (used in) operating activities was $5.4 million and $(2.2) million for the six months ended June 30, 2023 and 2022, respectively. Cash flow from operations for the six months ended June 30, 2023, was greater than the comparable period in the prior year reflecting improved operating results. Also, during the six months ended June 30, 2022, we paid approximately $4.0 million in connection with the Biostage Settlement.

Cash used in investing activities was $0.3 million for the six months ended June 30, 2023, and primarily consisted of $0.8 million of capital expenditures in manufacturing, information technology infrastructure, and intangible asset acquisitions, offset by $0.5 million from proceeds of the sale our Hoefer product line. Cash used in investing activities was $0.9 million for the six months ended June 30, 2022, and primarily consisted of capital expenditures in manufacturing and information technology infrastructure.

Cash used in financing activities was $5.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, debt outstanding under our credit facility decreased by $5.5 million, consisting of net payments against our revolving line of credit of $2.9 million, and payments of $2.6 million against the term loan. We also received proceeds of $0.7 million from the exercise of stock options and employee stock purchases and paid $0.5 million for taxes related to net share settlement of equity awards. During the six months ended June 30, 2022, we made payments of $1.7 million against our term loan, which were offset by net drawings against our revolving credit facility of $1.7 million. We also paid $0.8 million for taxes related to net share settlement of equity awards.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended June 30, 2023, the impact of foreign currency exchange rates on our consolidated revenues and expense was not significant. During the six months ended June 30, 2023, changes in foreign currency exchange rates resulted in an unfavorable translation effect on our consolidated revenues of approximately $0.4 million and a favorable effect on expense of approximately $0.4 million.

The gain (loss) associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive income was $0.2 million and $(2.5) million for the three months ended June 30, 2023 and June 30, 2022, respectively, and was $1.0 million and $(3.2) million for the six months ended June 30, 2023 and June 30, 2022, respectively.

In addition, currency exchange rate fluctuations included as a component of net income (loss) resulted in currency losses of approximately $0.1 million and $0.2 million for each of the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.2 million for each of the six months ended June 30, 2023 and 2022, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 Legal Proceedings.

The information included in Note 13 to the Condensed Consolidated Financial Statements (Unaudited) included in “Part I, Item 1 Financial Statements” of this quarterly report is incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1

Employment Agreement between Jennifer Cote and the Company dated June 19, 2023 (previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 20, 2023 and incorporated by reference thereto).

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
Date: August 8, 2023
	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

	By:	/s/ JENNIFER COTE
Jennifer Cote
Chief Financial Officer