Form 10-Q
period 2023-09-30
HARVARD BIOSCIENCE INC
filed 2023-11-07
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 42,688,246 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,340	$4,508
Accounts receivable, net	14,983	16,705
Inventories	25,818	26,439
Other current assets	4,345	3,472
Total current assets	50,486	51,124
Property, plant and equipment, net	3,358	3,366
Operating lease right-of-use assets	5,061	5,816
Goodwill	56,222	56,260
Intangible assets, net	17,095	21,014
Other long-term assets	7,513	7,780
Total assets	$139,735	$145,360
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,470	$3,811
Current portion of operating lease liabilities	2,125	2,135
Accounts payable	6,269	6,447
Deferred revenue	4,005	3,370
Other current liabilities	8,336	7,486
Total current liabilities	24,205	23,249
Long-term debt, net	35,273	43,013
Deferred tax liability	661	590
Operating lease liabilities	4,418	5,282
Other long-term liabilities	892	1,006
Total liabilities	65,449	73,140
Commitments and contingencies - Note 13
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 42,688,246 shares issued and outstanding at September 30, 2023; 42,081,707 shares issued and outstanding at December 31, 2022	457	454
Additional paid-in-capital	232,896	229,008
Accumulated deficit	(143,787)	(142,190)
Accumulated other comprehensive loss	(15,280)	(15,052)
Total stockholders' equity	74,286	72,220
Total liabilities and stockholders' equity	$139,735	$145,360

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$25,363	$26,922	$84,097	$84,908
Cost of revenues	10,636	14,750	34,351	39,922
Gross profit	14,727	12,172	49,746	44,986

Sales and marketing expenses	5,732	5,819	17,888	19,093
General and administrative expenses	5,807	6,324	17,494	18,630
Research and development expenses	2,760	2,763	8,614	9,480
Amortization of intangible assets	1,361	1,572	4,138	4,492
Litigation settlement - Note 14	-	(544)	-	(233)
Total operating expenses	15,660	15,934	48,134	51,462

Operating (loss) income	(933)	(3,762)	1,612	(6,476)

Other income (expense):
Unrealized gain (loss) on equity securities - Note 14	1,208	-	(373)	-
Interest expense	(882)	(749)	(2,797)	(1,648)
Other income (expense), net	45	(179)	105	(163)
Total other income (expense)	371	(928)	(3,065)	(1,811)

Loss before income taxes	(562)	(4,690)	(1,453)	(8,287)
Income tax expense (benefit)	677	(1,285)	144	(437)
Net loss	$(1,239)	$(3,405)	$(1,597)	$(7,850)

Loss per share:
Basic and diluted loss per share	$(0.03)	$(0.08)	$(0.04)	$(0.19)

Weighted-average common shares:
Basic and diluted	42,688	41,637	42,345	41,353

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(1,239)	$(3,405)	$(1,597)	$(7,850)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,343)	(2,936)	(354)	(6,152)
Derivatives qualifying as hedges, net of tax	117	-	126	-
Other comprehensive loss	(1,226)	(2,936)	(228)	(6,152)
Comprehensive loss	$(2,465)	$(6,341)	$(1,825)	$(14,002)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

					Accumulated
Three Months Ended	Number		Additional		Other	Total
September 30, 2023	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2023	42,688	$457	$231,533	$(142,548)	$(14,054)	$75,388
Stock-based compensation expense	-	-	1,363	-	-	1,363
Net loss	-	-	-	(1,239)	-	(1,239)
Other comprehensive loss	-	-	-	-	(1,226)	(1,226)
Balance at September 30, 2023	42,688	$457	$232,896	$(143,787)	$(15,280)	$74,286

					Accumulated
Three Months Ended	Number		Additional		Other	Total
September 30, 2022	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	41,500	$453	$227,413	$(137,119)	$(13,243)	$77,504
Stock option exercises	24	-	64	-	-	64
Vesting of restricted stock units	233	-	-	-	-	-
Shares withheld for taxes	(100)	-	(387)	-	-	(387)
Stock-based compensation expense	-	-	1,139	-	-	1,139
Net loss	-	-	-	(3,405)	-	(3,405)
Other comprehensive loss	-	-	-	-	(2,936)	(2,936)
Balance at September 30, 2022	41,657	$453	$228,229	$(140,524)	$(16,179)	$71,979

					Accumulated
Nine Months Ended	Number		Additional		Other	Total
September 30, 2023	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	42,082	$454	$229,008	$(142,190)	$(15,052)	$72,220
Stock option exercises	214	3	506	-	-	509
Stock purchase plan	91	-	215	-	-	215
Vesting of restricted stock units	413	-	-	-	-	-
Shares withheld for taxes	(112)	-	(451)	-	-	(451)
Stock-based compensation expense	-	-	3,618	-	-	3,618
Net loss	-	-	-	(1,597)	-	(1,597)
Other comprehensive loss	-	-	-	-	(228)	(228)
Balance at September 30, 2023	42,688	$457	$232,896	$(143,787)	$(15,280)	$74,286

					Accumulated
Nine Months Ended	Number		Additional		Other	Total
September 30, 2022	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	41,143	$452	$225,650	$(132,674)	$(10,027)	$83,401
Stock option exercises	40	1	106	-	-	107
Stock purchase plan	78	-	239	-	-	239
Vesting of restricted stock units	628	-	-	-	-	-
Shares withheld for taxes	(232)	-	(1,167)	-	-	(1,167)
Stock-based compensation expense	-	-	3,401	-	-	3,401
Net loss	-	-	-	(7,850)	-	(7,850)
Other comprehensive loss	-	-	-	-	(6,152)	(6,152)
Balance at September 30, 2022	41,657	$453	$228,229	$(140,524)	$(16,179)	$71,979

See accompanying notes to condensed consolidated financial statements

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,597)	$(7,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,083	1,122
Amortization of intangible assets	4,138	4,492
Amortization of deferred financing costs	210	210
Stock-based compensation expense	3,618	3,401
Deferred income taxes and other	92	(160)
Unrealized loss on equity securities - Note 14	373	-
Convertible Preferred Stock received in Biostage settlement - Note 14	-	(3,900)
Gain on sale of product line	(403)	-
Changes in operating assets and liabilities:
Accounts receivable	1,751	6,060
Inventories	173	(329)
Other assets	(50)	(811)
Accounts payable and other current liabilities	695	(2,379)
Deferred revenue	635	(551)
Other liabilities	(993)	(832)
Net cash provided by (used in) operating activities	9,725	(1,527)
Cash flows from investing activities:
Additions to property, plant and equipment	(958)	(1,355)
Acquisition of intangible assets	(292)	-
Proceeds from sale of product line	512	-
Net cash used in investing activities	(738)	(1,355)
Cash flows from financing activities:
Borrowing from revolving line of credit	3,500	7,800
Repayment of revolving line of credit	(8,450)	(4,650)
Repayment of term debt	(3,341)	(2,436)
Proceeds from exercise of stock options and employee stock purchase plan	724	346
Taxes paid related to net share settlement of equity awards	(451)	(1,167)
Net cash used in financing activities	(8,018)	(107)
Effect of exchange rate changes on cash	(137)	312
Increase (decrease) in cash and cash equivalents	832	(2,677)
Cash and cash equivalents at beginning of period	4,508	7,821
Cash and cash equivalents at end of period	$5,340	$5,144
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,006	$1,529
Cash paid for income taxes, net of refunds	$168	$493

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies, and Risks and Uncertainties

Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2023, results of operations and comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2023 and 2022, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except as described below, there have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2023.

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

Risks and Uncertainties

The global supply chain has experienced significant disruptions over the last few years due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19. This has led to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. Additionally, the global economy has recently experienced increasing uncertainty, including inflationary pressure, rising interest rates, and fluctuations in exchange rates. These conditions have negatively impacted the Company’s past business, results of operations, and cash flow. Recent events in Ukraine and the Middle East, as well as delays in U.S. government funding may lead to additional economic uncertainties. If these factors are prolonged or are more severe than anticipated, the Company’s business, results of operations, and cash flow may be materially impacted.

2.	Recently Adopted Accounting Pronouncements

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

3.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2023 is as follows:

(in thousands)
Carrying amount at December 31, 2022	$56,260
Effect of change in currency translation	(38)
Carrying amount at September 30, 2023	$56,222

Intangible assets at September 30, 2023 and December 31, 2022 consist of the following:

		September 30, 2023			December 31, 2022
(in thousands)	Average		Accumulated			Accumulated
Amortizable intangible assets:	Life*	Gross	Amortization	Net	Gross	Amortization	Net
Distribution agreements/customer relationships	6	$16,017	$(9,467)	$6,550	$16,124	$(8,727)	$7,397
Existing technology & software development	2	37,490	(28,851)	8,639	37,549	(26,482)	11,067
Trade names and patents	3	7,484	(5,774)	1,710	7,523	(5,197)	2,326
Total amortizable intangible assets		$60,991	$(44,092)	$16,899	$61,196	$(40,406)	$20,790
Indefinite-lived intangible assets:				196			224
Total intangible assets				$17,095			$21,014

*Weighted average life in years as of September 30, 2023

Intangible asset amortization expense was $1.4 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter as of September 30, 2023, is as follows:

(in thousands)
2023 (remainder of the year)	$1,383
2024	5,234
2025	4,019
2026	2,358
2027	1,261
2028	1,308
Thereafter	1,336
Total	$16,899

4.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:
(in thousands)	September 30, 2023	December 31, 2022
Finished goods	$6,047	$5,223
Work in process	4,642	3,776
Raw materials	15,129	17,440
Total	$25,818	$26,439

Other Current Liabilities:
(in thousands)	September 30, 2023	December 31, 2022
Compensation	$3,373	$3,476
Customer credits	3,111	2,368
Professional fees	599	392
Warranty costs	308	268
Other	945	982
Total	$8,336	$7,486

5.	Restructuring and Other Exit Costs

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

During the three months ended September 30, 2022, the Company completed a review of its product portfolio in which the Company identified certain non-strategic products for discontinuation, and recorded charges of $1.3 million included in cost of revenues, in connection with excess and obsolete inventory, and $0.6 million in severance expense included in general and administrative expense, in connection with headcount reductions in Europe and North America.

6.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three and nine months ended September 30, 2023 and 2022, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$491	$486	$1,517	$1,483
Short-term lease cost	19	58	150	180
Sublease income	(25)	(25)	(76)	(76)
Total lease cost	$485	$519	$1,591	$1,587

Supplemental cash flow information related to the Company's operating leases is as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,764	$1,759
Right-of-use assets obtained in exchange for lease obligations	277	248

Supplemental balance sheet information related to the Company’s operating leases are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$5,061	$5,816

Current portion, operating lease liabilities	$2,125	$2,135
Operating lease liabilities, long-term	4,418	5,282
Total operating lease liabilities	$6,543	$7,417

Weighted average remaining lease term (years)	5.8	6.2
Weighted average discount rate	9.4%	9.4%

Future minimum lease payments for operating leases, with initial terms in excess of one year at September 30, 2023, are as follows:

Year Ending December 31,
(in thousands)
2023 (remainder of the year)	$550
2024	1,909
2025	1,155
2026	1,052
2027	1,046
Thereafter	2,963
Total lease payments	8,675
Less imputed interest	(2,132)
Total operating lease liabilities	$6,543

7.	Long-Term Debt

As of September 30, 2023 and December 31, 2022, the Company’s borrowings are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Long-term debt:
Term loan	$31,473	$34,814
Revolving line	7,900	12,850
Less: unamortized deferred financing costs	(630)	(840)
Total debt	38,743	46,824
Less: current portion of long-term debt	(3,750)	(4,091)
Current unamortized deferred financing costs	280	280
Long-term debt	$35,273	$43,013

In December, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank (together, the “Lenders”). Effective March 27, 2023, all commitments and obligations under the Credit Agreement previously held by Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company. The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc., and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Available and unused borrowing capacity under the revolving line of credit was $13.0 million as of September 30, 2023 based on the Credit Agreement, as amended. Total revolver borrowing capacity is limited by the consolidated net leverage ratio as defined under the amended Credit Agreement.

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

The effective interest rate on the Company borrowings for the three months ended September 30, 2023 and 2022, was 8.3% and 5.8%, respectively, and for the nine months ended September 30, 2023 and 2022, was 8.2% and 4.3%, respectively. The weighted average interest rate as of September 30, 2023, inclusive of the effect of the Company’s interest rate swaps, was 7.7%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

The term loan amortizes in quarterly installments of $0.75 million for the quarter ended December 31, 2023 and $1.0 million per quarter during the next seven quarters thereafter, with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year, the term loan may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. As of December 31, 2022, the current portion of long-term debt included an excess cash flow sweep of $1.1 million which was paid during the quarter ended March 31, 2023. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

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

In April, 2022, the Company entered into an amendment to the Credit Agreement which modified, among other things, the financial covenant relating to the consolidated net leverage ratio, and also provided consent for the Biostage Settlement (as defined in Note 14). In November, 2022, the Company entered into a subsequent amendment to the Credit Agreement which modified, among other things, the financial covenant relating to the consolidated net leverage ratio, and the definition of Consolidated EBITDA used in the calculation of certain financial covenants. The Company was in compliance with the covenants of the Credit Agreement, as amended, as of September 30, 2023.

8.	Derivatives

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

On February 28, 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to its variable, SOFR-based debt. The swap contract has a notional amount of $28.8 million as of September 30, 2023 and matures on December 22, 2025. This swap contract effectively converts the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%. The swap contract does not impact the additional interest related to the applicable interest rate margin as discussed above in Note 7, Long-Term Debt. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) (“OCI”) in the consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. An assessment is performed quarterly to evaluate the ongoing hedge effectiveness.

The following table presents the notional amount and fair value of the Company’s derivative instrument as of September 30, 2023:

(in thousands)		September 30, 2023
Derivatives instruments	Balance sheet classification	Notional Amount	Fair Value (a)
Interest rate swap	Other long term assets	$28,847	$126

(a) See Note 9 for the fair value measurements related to this financial instrument.

The following table summarizes the effect of derivatives designated as cash flow hedging instruments for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
Derivatives qualifying as hedges, net of tax (in thousands)	September 30, 2023	September 30, 2023
Amount of gain recognized in OCI on derivatives (effective portion)	$163	$198
Amounts reclassified from accumulated other comprehensive loss to interest expense	(46)	(72)
Total	$117	$126

9.	Fair Value Measurements

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2023
Assets (in thousands)	Level 1	Level 2	Level 3	Total
Equity securities - common stock	$3,788	$-	$-	$3,788
Interest rate swap agreements	-	126	-	126

The Company uses the market approach technique to value its financial assets and liabilities. The Company’s financial assets and liabilities carried at fair value include, when applicable, investments in common stock and derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s investment in common stock of Harvard Apparatus Regenerative Technologies (“HART” formerly known as Biostage, Inc.) (see Note 14 for information regarding the Biostage Settlement) was based on the closing price as quoted on the OTCQB Marketplace at the reporting date. The fair value of the Company’s interest rate swap agreements was based on SOFR-yield curves at the reporting date.

10.	Capital Stock and Stock-Based Compensation

Stock-Based Payment Awards

Stock-based awards consist of stock options, time-based restricted stock units, market condition restricted stock units, and shares issued under the Company’s employee stock purchase plan. Activity under the Company’s equity incentive plans for the nine months ended September 30, 2023 is as follows:

		Weighted			Market
		Average			Condition
	Stock	Exercise	Restricted	Grant Date	Restricted	Grant Date
	Options	Price	Stock Units	Fair Value	Stock Units	Fair Value
Balance at December 31, 2022	1,238,776	$3.15	1,093,801	$3.94	646,235	$4.51
Granted	-	-	1,306,445	2.82	558,958	2.61
Exercised	(213,644)	2.38	-	-	-	-
Vested (RSUs)	-	-	(295,531)	2.97	(115,976)	2.98
Cancelled/Forfeited	(101,065)	2.47	(86,440)	3.90	(87,138)	4.64
Balance at September 30, 2023	924,067	3.37	2,018,275	3.36	1,002,079	3.62

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$58	$-	$222	$88
Sales and marketing expenses	193	147	533	493
General and administrative expenses	1,012	919	2,585	2,633
Research and development expenses	100	73	278	187
Total stock-based compensation expenses	$1,363	$1,139	$3,618	$3,401

As of September 30, 2023, the total compensation costs related to unvested awards not yet recognized is $6.0 million and the weighted average period over which it is expected to be recognized is approximately 1.7 years. The Company did not capitalize any stock-based compensation during the three and nine month periods ended September 30, 2023.

The weighted average estimated fair value of the market condition restricted stock awards that were granted during the nine months ended September 30, 2023 was $2.61 per unit. The estimate of the fair value was determined using a Monte-Carlo valuation simulation, which included the following assumptions:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss available to common stockholders	$(1,239)	$(3,405)	$(1,597)	$(7,850)
Weighted average shares outstanding - basic	42,688	41,637	42,345	41,353
Dilutive effect of equity awards	-	-	-	-
Weighted average shares outstanding - diluted	42,688	41,637	42,345	41,353
Basic loss per share	$(0.03)	$(0.08)	$(0.04)	$(0.19)
Diluted loss per share	$(0.03)	$(0.08)	$(0.04)	$(0.19)
Shares excluded from diluted loss per share due to their anti-dilutive effect	3,952	3,594	3,847	3,676

11.	Revenues

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Instruments, equipment, software and accessories	$23,500	$25,705	$79,261	$81,008
Service, maintenance and warranty contracts	1,863	1,217	4,836	3,900
Total revenues	$25,363	$26,922	$84,097	$84,908

The following tables represent a disaggregation of revenue by geographic destination for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$12,017	$11,511	$36,655	$38,278
Europe	7,063	7,344	23,836	22,361
Greater China	3,489	4,497	13,824	11,624
Rest of the world	2,794	3,570	9,782	12,645
Total revenues	$25,363	$26,922	$84,097	$84,908

Concentrations

No customer accounts for more than 10% of revenues for the three and nine months ended September 30, 2023 and 2022. At September 30, 2023 and December 21, 2022, no customer accounts for more than 10% of net accounts receivable.

Contract Liabilities

The following tables provide details of contract liabilities as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022	Change	% Change
Service contracts	$2,234	$1,530	$704	46%
Customer advances	1,771	1,840	(69)	-4%
Total deferred revenue	$4,005	$3,370	$635	19%

The overall increase in contract liabilities was primarily due to receipt of payments under service and warranty contracts. During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $1.0 million and $0.8 million from deferred revenue existing at December 31, 2022 and 2021, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $2.3 million and $2.1 million from deferred revenue existing at December 31, 2022 and 2021, respectively.

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

Activity in the allowance for expected losses on receivables is as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance, beginning of period	$191	$136
Provision for bad debts	9	103
Charge-offs and other	(56)	(60)
Balance, end of period	$144	$179

12.	Income Tax

Income tax expense (benefit) was $0.7 million and $(1.3) million for the three months ended September 30, 2023 and 2022, respectively, and was $0.1 million and $(0.4) million for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022, were (120.2)% and 27.4%, respectively. The effective tax rates for the nine months ended September 30, 2023 and 2022, were (9.9)% and 5.3%, respectively.

The difference between the Company’s effective tax rates in 2023 compared to the U.S. statutory tax rate of 21% was primarily due to the mix of forecasted income or losses in the U.S. and foreign tax jurisdictions and a Global Intangible Low-Taxed Income (“GILTI”) inclusion to taxable income. The effective tax rates in both the three and nine months ended September 30, 2023 and 2022, were also impacted by changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

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

13.	Commitments and Contingent Liabilities

On April 27, 2022, the Company and Biostage, Inc. (“Biostage”) executed a settlement with the plaintiffs in the Biostage Litigation (as defined below) which resolved all claims relating to the litigation as described in Note 14, Litigation Settlement.

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

In addition, the Company has entered into indemnification agreements with its directors. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2023.

The Company is subject to unclaimed property laws in the ordinary course of its business. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. The Company is currently undergoing unclaimed property audits conducted in various states. Based on the current stage of the audits, the Company has not accrued any significant losses related to these audits as of September 30, 2023.

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

On April 27, 2022, the Company and Biostage executed a settlement with the plaintiffs of the Biostage Litigation and Biostage’s products liability insurance carriers (the “Biostage Settlement”), which resolved all claims by and between the parties and Biostage’s product liability insurance carriers and resulted in the dismissal with prejudice of the wrongful death claim and all claims between the Company, Biostage and the insurance carriers. The Biostage Settlement was entered into solely by way of compromise and settlement and was not in any way an admission of liability or fault by the Company or Biostage. Biostage has indemnified the Company for all losses and expenses, including legal expenses that the Company incurred in connection with the Biostage Litigation and the Biostage Settlement.

During the nine months ended September 30, 2022, the Company recorded a net credit of $0.2 million related to the Biostage Settlement consisting of charges (credits) as follows:

●	During the three months ended March 31, 2022, the Company accrued $5.2 million of costs related to legal fees and the Biostage Settlement. Additionally, during the year ended December 31, 2021, the Company had incurred $0.3 million in legal fees in connection with the Biostage Litigation. Due to the financial condition of Biostage, the Company determined that it was uncertain as to whether Biostage would be able to meet its indemnification obligation and had fully reserved any receivable from Biostage.

●

During the three months ended June 30, 2022, the Company recorded credit adjustments of $4.9 million to the reserve against the indemnification receivable from Biostage. These adjustments reflected: i) the issuance by Biostage of 4,000 shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligation, ii) the payment by Biostage of a portion of the legal fees associated with the Biostage Settlement, and iii) other accrual adjustments. The Series E Preferred Stock was initially recorded at an estimated fair value of $3.9 million using a Monte Carlo valuation simulation incorporating information from selected guideline companies.

●

During the three months ended September 30, 2022, the Company recorded a credit adjustment of $0.5 million to the reserve against the indemnification receivable from Biostage due to the final payment by Biostage of the legal fees associated with the Biostage Settlement.

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

On April 6, 2023, Biostage completed a private placement of its common stock for an aggregate offering amount of approximately $6.0 million at a purchase price of $6.00 per share. This transaction triggered a mandatory conversion of the Company’s remaining Series E Preferred Stock into shares of Biostage common stock at the offering price of $6.00 per share.

On July 20, 2023, Biostage, Inc. changed its corporate name to Harvard Apparatus Regenerative Technology, Inc. (“HART”) and began to trade under the OTCQB Marketplace symbol HRGN.

As of September 30, 2023, the Company held 706,626 shares of HART common stock with an estimated fair value of $3.8 million, which have been included in the consolidated balance sheet as a component of Other long-term assets. During the three and nine months ended September 30, 2023, the Company recorded an unrealized gain (loss) related to these shares of $1.2 million and $(0.4) million, respectively, which were recorded in the Other income (expense) section in the consolidated statements of operations.

The Company determines the fair value of its HART common stock based on the closing price as quoted on the OTCQB Marketplace at the reporting date. Due to HART’s limited operating history, its overall financial condition and the limited trading volumes and liquidity of its common stock, the value of the Company’s investment in this common stock could fluctuate considerably or become worthless.

15.	Product Line Disposition

On February 17, 2023, the Company completed the disposition of its Hoefer product line for cash consideration of $0.5 million. The carrying value of assets sold was $0.1 million resulting in a gain on disposition of $0.4 million which is recorded in Other income, net in the consolidated statement of operations for the nine months ended September 30, 2023. Revenue and gross profit of this disposed product line included in the condensed consolidated statement of operations for the nine months ended September 30, 2023, and for the three and nine months ended September 30, 2022, were not significant.

16.	Financial Statement Reclassifications

During the three months ended September 30, 2023, the Company identified immaterial misclassification errors in the financial statement footnote describing the components of accumulated other comprehensive loss as of December 31, 2022 and 2021. These misclassifications overstated the amount attributed to the defined benefit pension plans, net of tax, by $5.4 million and $5.1 million and understated the amount attributed to foreign currency translation adjustments by $(5.4) million and $(5.1) million as of December 31, 2022 and 2021, respectively. This had no impact on total other comprehensive income (loss) for the years ended December 31, 2022 and 2021, included in the Consolidated Statements of Comprehensive Income (Loss), or the total accumulated other comprehensive loss included in the Consolidated Balance Sheets as of December 31, 2022, and 2021. This also had no impact on any of the Company’s previously reported Consolidated Statements of Operations, Stockholders’ Equity, or Cash Flows. These offsetting misclassifications had no impact on any of the periods presented in the interim financial statements and disclosures in this Quarterly Report on Form 10-Q as of September 30, 2023, and applicable corrections will be included in the annual financial statements and disclosures in the Company’s Annual Report on Form 10-K as of December 31, 2023 and for the year then ended.

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

Recent Developments

Global Economic Environment

The global supply chain has experienced significant disruptions over the last few years due to electronic component and labor shortages and other macroeconomic factors which have emerged since the onset of COVID-19. This has led to increased cost of freight, purchased materials, and manufacturing labor costs, while also delaying customer shipments. Additionally, the global economy has recently experienced increasing uncertainty, including inflationary pressure, rising interest rates, and fluctuations in exchange rates. These conditions have negatively impacted our past business, results of operations, and cash flow. Recent events in Ukraine and the Middle East, as well as delays in U.S. government funding may lead to additional economic uncertainties. If these factors are prolonged or are more severe than anticipated, our business, results of operations, and cash flow may be materially impacted.

Selected Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022.

	Three Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue
Revenues	$25,363		$26,922
Gross profit	14,727	58.1%	12,172	45.2%
Sales and marketing expenses	5,732	22.6%	5,819	21.6%
General and administrative expenses	5,807	22.9%	6,324	23.5%
Research and development expenses	2,760	10.9%	2,763	10.3%
Amortization of intangible assets	1,361	5.4%	1,572	5.8%
Litigation settlement	-	-	(544)	-2.0%
Unrealized gain on equity securities	(1,208)	-4.8%	-	-
Interest expense	882	3.5%	749	2.8%
Income tax expense (benefit)	677	2.7%	(1,285)	-4.8%

Revenue

Revenue was $25.4 million for the three months ended September 30, 2023, compared to $26.9 million for the three months ended September 30, 2022, a decrease of $1.5 million, or 5.8%. This decline included a net decrease of $1.3 million from non-strategic products discontinued in the second half of 2022 and decreases in cellular and molecular product revenue, which were largely offset by growth in preclinical products and services. Revenue declines in Asia were partially offset by growth in North America.

Gross profit

Gross profit was $14.7 million for the three months ended September 30, 2023, compared with $12.2 million for the three months ended September 30, 2022. Gross margin increased to 58.1% for the three months ended September 30, 2023, compared with 45.2% for the three months ended September 30, 2022. The increase in gross margin was due primarily to a higher mix of preclinical products, service and software, which generally have higher gross margins than our other product lines, as well as reduced revenue from lower margin products discontinued during the second half of 2022. Costs of goods sold for the three months ended September 30, 2022, also included a $1.3 million inventory reserve related to the discontinuation of certain non-strategic products.

Sales and marketing expenses

Sales and marketing expenses decreased $0.1 million, or 1.5%, to $5.7 million for the three months ended September 30, 2023, compared to $5.8 million for the three months ended September 30, 2022. A reduction in salaries due to lower headcount was mostly offset by increases in variable compensation and travel expenses.

General and administrative expenses

General and administrative expenses decreased $0.5 million, or 8.2%, to $5.8 million for the three months ended September 30, 2023, compared with $6.3 million for the three months ended September 30, 2022. We undertook a restructuring during the three months ended September 30, 2022, which resulted in higher severance costs in the prior period.

Research and development expenses

Research and development expenses were $2.8 million for both the three months ended September 30, 2023, and 2022. A reduction in salaries due to lower headcount and a reduction in consulting costs were mostly offset by increases in variable compensation.

Amortization of intangible assets

Amortization of intangible asset expenses were $1.4 million for the three months ended September 30, 2023, compared with $1.6 million for the three months ended September 30, 2022. Amortization expense decreased due to the completion of  amortizing certain intangible assets during 2022.

Litigation settlement (2022)

During the three months ended September 30, 2022, we released a reserve of $0.5 million against the indemnification receivable from Biostage to reflect the final payment by Biostage of the legal fees associated with the Biostage Settlement.

Unrealized gain on equity securities

On April 6, 2023, Biostage completed a private placement of its common stock for an aggregate offering amount of approximately $6.0 million at a purchase price of $6.00 per share. As the proceeds of the private placements were in excess of $4.0 million, the transaction triggered a mandatory conversion of our Series E Preferred Stock into shares of Biostage common stock at the offering price of $6.00 per share. On July 20, 2023, Biostage, Inc. changed its corporate name to Harvard Apparatus Regenerative Technology (“HART”) and began to trade under the OTCQB Marketplace symbol HRGN. As of September 30, 2023, we held 706,626 shares of HART common stock with an estimated fair value of $3.8 million. During the three months ended September 30, 2023, we recorded an unrealized gain of $1.2 million related to these shares.

We determine the fair value of our HART common stock based on the closing price as quoted on the OTCQB Marketplace at the reporting date. Due to HART’s limited operating history, its overall financial condition and the limited trading volumes and liquidity of its common stock, the value of our investment in this common stock could fluctuate considerably or become worthless.

Interest expense

Interest expense was $0.9 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase was the result of higher interest costs in a rising rate environment, which was partially offset by lower average borrowings during the period.

Income tax

Income tax expense (benefit) for the three months ended September 30, 2023 was $0.7 million and for the three months ended September 30, 2022 was $(1.3) million. The effective tax rates for the three months ended September 30, 2023 and 2022 were (120.2)% and 27.4%, respectively. The difference between our effective tax rates for the three months ended September 30, 2023, compared to the U.S. statutory tax rate of 21% is primarily due to the mix of forecasted income or losses in our U.S. and foreign tax jurisdictions and a Global Intangible Low-Taxed Income (“GILTI”) inclusion to taxable income. The effective tax rates in both the three months ended September 30, 2023 and 2022, were also impacted by changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022.

	Nine Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue
Revenues	$84,097		$84,908
Gross profit	49,746	59.2%	44,986	53.0%
Sales and marketing expenses	17,888	21.3%	19,093	22.5%
General and administrative expenses	17,494	20.8%	18,630	21.9%
Research and development expenses	8,614	10.2%	9,480	11.2%
Amortization of intangible assets	4,138	4.9%	4,492	5.3%
Litigation settlement	-	-	(233)	-0.3%
Unrealized loss on equity securities	373	0.4%	-	-
Interest expense	2,797	3.3%	1,648	1.9%
Income tax expense (benefit)	144	0.2%	(437)	-0.5%

Revenue

Revenue was $84.1 million for the nine months ended September 30, 2023, compared to $84.9 million for the nine months ended September 30, 2022, a decrease of $0.8 million, or 1.0%. Revenue included a net decrease of $4.1 million from the discontinuation of non-strategic products which was largely offset by growth in preclinical product and service revenue.

Gross profit

Gross profit was $49.7 million for nine months ended September 30, 2023, compared with $45.0 million for the nine months ended September 30, 2022. Gross margin increased to 59.2% for the nine months ended September 30, 2023, compared with 53.0% for the nine months ended September 30, 2022. The increase in gross margin was due primarily to a higher mix of preclinical products, services and software, which generally have higher gross margins than our other product lines, as well as reduced revenue from lower margin products discontinued during the second half of 2022. Costs of goods sold for the three months ended September 30, 2022, also included a $1.3 million inventory reserve related to the discontinuation of certain non-strategic products.

Sales and marketing expenses

Sales and marketing expenses decreased $1.2 million, or 6.3%, to $17.9 million for the nine months ended September 30, 2023, compared to $19.1 million for the nine months ended September 30, 2022. A reduction in salaries due to lower headcount was partially offset by increases in variable compensation.

General and administrative expenses

General and administrative expenses decreased $1.1 million, or 6.1%, to $17.5 million for the nine months ended September 30, 2023, compared with $18.6 million for the nine months ended September 30, 2022. The decrease was primarily due to reduced consulting costs and severance costs incurred with restructuring activities in the prior period, partially offset by increases in salaries and variable compensation in the current period.

Research and development expenses

Research and development expenses decreased $0.9 million, or 9.1%, to $8.6 million for the nine months ended September 30, 2023, compared with $9.5 million for the nine months ended September 30, 2022. The decrease was primarily due to reduced salaries and consulting costs, partially offset by increases in variable compensation.

Amortization of intangible assets

Amortization of intangible asset expenses were $4.1 million for the nine months ended September 30, 2023, compared with $4.5 million for the nine months ended September 30, 2022. Amortization expense decreased as we completed the amortization of certain intangible assets during 2022.

Litigation settlement (2022)

During the nine months ended September 30, 2022, we recorded a net credit of $0.2 million related to the Biostage Settlement consisting of $5.2 million in settlement and legal expenses accrued during the three months ended March 31, 2022, offset by credits of $4.9 million and $0.5 million recorded during the three months ended June 30, 2022 and September 30, 2022, respectively. The credits consisted of adjustments to the reserve against the indemnification receivable from Biostage to reflect: i) the issuance by Biostage of Series E Convertible Preferred Stock to us on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligations, ii) the payment by Biostage of legal fees associated with the Biostage Settlement, and iii) other accrual adjustments.

Unrealized loss on equity securities

As discussed above, we held 706,626 shares of HART common stock with an estimated fair value of $3.8 million as of September 30, 2023. During the nine months ended September 30, 2023, we recorded an unrealized loss of $0.4 million related to these shares.

We determine the fair value of our HART common stock based on the closing price as quoted on the OTCQB Marketplace at the reporting date. Due to HART’s limited operating history, its overall financial condition and the limited trading volumes and liquidity of its common stock, the value of our investment in this common stock could fluctuate considerably or become worthless.

Interest expense

Interest expense increased $1.2 million, or 69.7%, to $2.8 million for the nine months ended September 30, 2023, compared with $1.6 million for the nine months ended September 30, 2022. The increase was the result of higher interest costs in a rising rate environment, which was partially offset by lower average borrowings during the period.

Income tax

Income tax expense (benefit) for the nine months ended September 30, 2023 was $0.1 million and for the nine months ended September 30, 2022 was $(0.4) million. The effective tax rates for the nine months ended September 30, 2023 and 2022 were (9.9)% and 5.3%, respectively. The difference between our effective tax rates for the nine months ended September 30, 2023, compared to the U.S. statutory tax rate of 21% was primarily due to the mix of forecasted income or losses in our U.S. and foreign tax jurisdictions and a GILTI inclusion to taxable income. The effective tax rates in both the nine months ended September 30, 2023 and 2022, were also impacted by changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below, salaries as well as capital expenditures.

As of September 30, 2023, we held cash and cash equivalents of $5.3 million, compared with $4.5 million at December 31, 2022. Borrowings outstanding were $39.4 million and $47.7 million as of September 30, 2023 and December 31, 2022, respectively.

On December 22, 2020, we entered into a Credit Agreement which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility both maturing on December 22, 2025. As of September 30, 2023, the weighted average interest rate on our borrowings, inclusive of the effect of our interest rate swaps, was 7.7%, and the available and unused borrowing capacity was $13.0 million. Total revolver borrowing capacity is limited by our consolidated net leverage ratio as defined under the Credit Agreement, as amended. As of September 30, 2023, we were in compliance with the covenants of the Credit Agreement, as amended.

Based on our current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations, and capital expenditures for at least the next 12 months. This assessment includes consideration of our best estimates of the impact of macroeconomic conditions on our financial results described above. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$9,725	$(1,527)
Cash used in investing activities	(738)	(1,355)
Cash used in financing activities	(8,018)	(107)
Effect of exchange rate changes on cash	(137)	312
Increase (decrease) in cash and cash equivalents	$832	$(2,677)

Cash provided by operating activities was $9.7 million for the nine months ended September 30, 2023, compared with cash used in operating activities of $1.5 million for the nine months ended September 30, 2022. Cash provided by operating activities for the nine months ended September 30, 2023 improved due to reductions in our net loss adjusted for non-cash items and increases in deferred revenue for service contracts. During the nine months ended September 30, 2022, cash used in operating activities was negatively impacted by the payment of approximately $4.0 million in connection with the Biostage Settlement.

Cash used in investing activities was $0.7 million for the nine months ended September 30, 2023, and primarily consisted of $1.2 million of capital expenditures in manufacturing, information technology infrastructure, and intangible asset acquisitions, offset by $0.5 million from proceeds of the sale our Hoefer product line. Cash used in investing activities was $1.4 million for the nine months ended September 30, 2022, and primarily consisted of capital expenditures in manufacturing and information technology infrastructure.

Cash used in financing activities was $8.0 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, debt outstanding under our credit facility decreased by $8.3 million, consisting of net payments against our revolving line of credit of $5.0 million, and payments of $3.3 million against the term loan. We also received proceeds of $0.7 million from the exercise of stock options and employee stock purchases and paid $0.5 million for taxes related to net share settlement of equity awards. During the nine months ended September 30, 2022, debt outstanding under our credit facility increased by $0.7 million, consisting of net drawings against our revolver of $3.1 million, offset by payments of $2.4 million against the term loan. We also paid $1.2 million for taxes related to net share settlement of equity awards.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended September 30, 2023, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues of approximately $0.7 million and an unfavorable effect on expense of approximately $0.5 million. During the nine months ended September 30, 2023, changes in foreign currency exchange rates resulted in a favorable translation effect on our consolidated revenues of approximately $0.3 million and a unfavorable effect on expense of approximately $0.1 million.

The loss associated with the translation of foreign equity into U.S. dollars included as a component of comprehensive loss was $1.3 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, and was $0.4 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively.

In addition, currency exchange rate fluctuations included as a component of net loss resulted in currency gains (losses) of approximately $0.2 million and $(0.3) million for the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $(0.6) million for the nine months ended September 30, 2023 and 2022, respectively.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 7, 2023
	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

	By:	/s/ JENNIFER COTE
Jennifer Cote
Chief Financial Officer