Form 10-K
period 2023-12-31
HARVARD BIOSCIENCE INC
filed 2024-03-07
CIK 1123494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of shares of voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $219.4 million based on the closing sales price of the registrant’s common stock, par value $0.01 per share on that date. At March 1, 2024, there were 43,399,291 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

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

Overview

Harvard Bioscience, Inc., a Delaware corporation, is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bioproduction and preclinical testing for pharmaceutical and therapy development. Our products and services are sold globally to customers ranging from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations (“CROs”). With operations in the United States, Europe and China, we sell through a combination of direct and distribution channels to customers around the world.

Our History and Strategy

Our business began in 1901, under the name Harvard Apparatus. It was founded by Dr. William T. Porter, a Professor of Physiology at Harvard Medical School and a pioneer of physiology education. We have grown over the years with the development and evolution of modern life science research and education. Our early inventions included ventilators based on Dr. Porter’s design, the mechanical syringe pump for drug infusion in the 1950s, and the microprocessor-controlled syringe pump in the 1980s.

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

From 1996 to 2018, we completed multiple business or product line acquisitions related to our continuing operations. In 2018, we acquired Data Sciences International, Inc. (“DSI”), a global leader in products, services and solutions focused on preclinical testing. The DSI product portfolio, which is largely complementary to our cellular and molecular technology (“CMT”) product portfolio, expanded our product portfolio to address the continuum from research and discovery to preclinical testing with principal applications in pharmaceutical and therapy testing.

During 2021, we completed a restructuring program to improve operational efficiency and reduce costs which entailed consolidating and downsizing several sites and reducing headcount in Europe and North America. During 2022, we reviewed our business and product portfolio and identified opportunities to rationalize our product portfolio, improve our cost structure and  optimize our sales organization. In connection with this review, we identified certain non-strategic products for discontinuation and further reduced our headcount in Europe and North America. We believe that these actions will allow us to focus on product opportunities that drive sustainable revenue growth with attractive gross margins and improved profitability.

Our strategy for driving sustainable revenue growth is focused on four areas. The first is to maintain and strengthen our existing competitive position in the areas of therapy research and pre-clinical testing, which we believe provides a base for expanding our products and technologies to address additional growth opportunities. The second is to expand our product offerings to higher-volume industrial customers such as CROs, biotechnology and pharmaceutical companies, and government laboratories engaged in the development and testing of new therapeutics, where the ability to reduce costs and improve cycle times in pre-clinical testing has the potential to drive additional demand. Third, we are expanding our product offerings for biotechnology and pharmaceutical customers in the field of bioproduction, where we believe there are opportunities to provide innovative products and services that bridge from research and development to production in applications that scale with production volume. Fourth, we are expanding our product offerings for academic, biotechnology, and pharmaceutical customers engaged in therapy, discovery, development and testing, especially in the area of streamlined in vitro testing from cell lines to organoids early in the development cycle.

Our Products

As noted above, our products, consumables, software and services enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bioproduction and preclinical testing.

We have organized our product line activities into two product families, CMT and Preclinical.

Our CMT product family is primarily composed of products supporting research related to molecular, cellular, organ and organoid technologies. Our CMT products also have application in the emerging field of bioproduction of pharmaceuticals and therapeutics as well as in in vitro testing of cell lines and organoids in the therapy development. The principal customers for our CMT products include academic and government laboratories, biotechnology and pharmaceutical companies, and CROs.

Our Preclinical product family includes products that support the preclinical research and testing phase for drug development, and in particular testing related to data collection and analysis for safety and regulatory compliance. Preclinical products are primarily sold to pharmaceutical, biotechnology and CROs, as well as larger academic labs.

We sell our products under several brand names, including Harvard Apparatus, DSI, Buxco, Biochrom, BTX, Heka, Hugo Sachs, Multichannel Systems MCS GmbH (“MCS”) and Panlab.

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

In addition to our proprietarily manufactured products, we distribute products developed by other manufacturers. These distributed products accounted for approximately 13% and 15% of our revenues for the years ended December 31, 2023 and 2022, respectively. Resale of such products enables us to act as a single source for our customers’ research needs. They consist of a large variety of complementing instruments or accessories as well as consumables used in experiments involving fluid handling, molecular and cell analysis and tissue, organ and animal research.

Below is a description of each product family.

Cellular and Molecular Technologies Product Family

Our CMT product family includes products designed primarily to support the discovery phase of new drug development. The CMT product family includes the Harvard Apparatus, Biochrom, BTX, Heka, Hugo Sachs, and MCS brands.  CMT products include:

●	electroporation and electrofusion instruments, including the bioproduction configuration of our BTX electroporation system, introduced in 2022, which leverages our electroporation technology to bridge from therapy to production in the emerging field of bioproduction;

●	amino acid analyzers, spectrophotometers, and other equipment which primarily support molecular level testing and research;

●	high precision syringe and peristaltic infusion pump product lines;

●

precision scientific measuring instrumentation and equipment in the field of electrophysiology such as: data acquisition systems with custom amplifier configurations for cellular analysis, complete micro electrode array solutions for in vivo recordings and in vitro systems for extracellular recordings; and

●

our new Mesh MEA™ platform, launched in 2023, builds on our existing micro-electrode array technology to support streamlined in vitro testing from cell lines to organoids early in the therapy development cycle.

Our CMT product family made up approximately 49% and 51% of our global revenues for the years ended December 31, 2023 and 2022, respectively.

Preclinical Product Family

Our Preclinical product family provides a complete platform to assess physiological data from organisms for research ranging from basic research to drug discovery, and drug development services. The Preclinical product family includes the DSI, Panlab and Buxco brands. It includes:

●	implantable and externally worn telemetry systems, which are commonly used in research to collect cardiovascular, central nervous system, respiratory, metabolic data;

●

behavioral products; isolated organ and surgical products, a broad range of instruments and accessories for tissue, organ-based lab research, including surgical products, infusion systems, and behavior research systems;

●	turn-key respiratory system solutions encompassing plethysmograph chambers, data acquisition hardware, physiological signal analysis software, and final report generation;

●	inhalation and exposure systems providing precise, homogenous aerosol delivery for up to 42 subjects, while integrating respiratory parameters for the ultimate delivered dose system;

●	powerful GLP-capable data acquisition and analysis systems, capable of integrating third party sensors for a more comprehensive study design; and

●

our new VivaMars™ behavioral monitoring system, launched in 2023, which is directed to the high throughput testing needs of higher-volume industrial customers such as CROs, biotechnology and pharmaceutical companies, and government laboratories engaged in the development and testing of new therapeutics.

Our Preclinical product family made up approximately 51% and 49% of our global revenues for the years ended December 31, 2023 and 2022, respectively.

Customers

Our end-user customers are primarily research and development scientists and engineers at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including the United States National Institutes of Health (“NIH”), U.S. Army and CROs. Our pharmaceutical and biotechnology customers include pharmaceutical companies and research laboratories such as Abbott, Amgen, AstraZeneca, Bayer, Glaxo Smith Kline, Johnson & Johnson, Merck, Novartis, Pfizer and Regeneron. Our academic customers include major colleges and universities such as Baylor College of Medicine, Cambridge University, Harvard University, Imperial College of London, Johns Hopkins University, Stanford, the University of California system, University of Pennsylvania, University of Pittsburgh,  University of Texas and Yale University. Our CRO customers include Charles River Laboratories, Labcorp and Wuxi AppTec. We have a wide range of diverse customers worldwide, and no customer accounted for more than 10% of our revenues in 2023.

Sales

We conduct direct sales and through distributors in the United States, China and major European markets. We sell primarily through distributors in other countries. For the year ended December 31, 2023, revenues from direct sales to end-users represented approximately 65% of our revenues; and revenues from sales of our products through distributors represented approximately 35% of our revenues.

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

Marketing

Our marketing activities encompass product management and marketing communications. Marketing maintains value-proposition based product roadmaps, collaborates with research and development on timing and investment for new products, develops marketing and sales strategies, supports direct and distributor sales activities, and sets the global pricing of our products. Our marketing team also maintains digital presence across the web and social media platforms, creates electronic leads and analyzes opportunities for new product portfolio extensions.

Research and Development

Our research and development activities are focused primarily on maintaining and strengthening our existing product and technology portfolio and expanding our portfolio to support new opportunities consistent with our growth strategy. We maintain development staff in many of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation. Our research and development expenses were approximately $11.8 million and $12.3 million for the years ended December 31, 2023 and 2022, respectively. We anticipate that we will continue to make investments in research and development activities to advance our position in the industry as a provider of life science equipment, software and services. We plan to continue to pursue a balanced development portfolio strategy of originating new products from internal research and acquiring products and technologies through business and technology acquisitions or collaborations, as appropriate.

Manufacturing

We manufacture and test the majority of our products in our principal manufacturing facilities located in the United States, Germany and Spain. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house manufacturing expertise, technologies and resources. We seek to maintain multiple suppliers for key components that are not manufactured in-house, and while some of our products are dependent on sole-source suppliers, we have made investments in new talent in procurement and other functions to reduce exposures related to sole-source suppliers, and are accelerating these efforts given the dynamics of the global supply chain in recent years. Our manufacturing operations primarily involve assembly and testing activities along with some machine-based processes. Going forward we will continue to evaluate our manufacturing facilities and operations in order to optimize our manufacturing footprint.

See “Part I, Item 2. Properties” of this report for additional information regarding our manufacturing facilities.

Competition

The markets into which we sell our products are highly competitive, and we expect the intensity of competition to continue or increase. We compete with many companies engaged in developing and selling tools for life science research. Many of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Moreover, our competitors may have broader product offerings and greater name recognition than we do, and many offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products, which could render our products obsolete. We cannot provide assurance that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging technologies. While we provide a broad selection of differentiated products, we have numerous competitors across our product lines. We believe that we compete favorably with our competitors on the basis of product performance, including quality, reliability, speed, technical support, price and delivery time.

We compete with several companies that provide products for life science research including Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Danaher Corporation, Emka Technologies, Eppendorf AG, Instem plc, Kent Scientific Corporation, Lonza Group Ltd., PerkinElmer, Inc., Thermo Fisher Scientific, Inc. and TSE Systems.

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

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts. Patents or patent applications cover certain of our new technologies. Most of our product lines are protected principally by trade names and trade secrets.

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

Government Regulation

We are generally not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the domestic and foreign jurisdictions in which we operate. In particular, other than our amino acid analyzer product, our current products are not subject to pre-market approval by the United States Food and Drug Administration for use on human clinical patients. In addition, we believe we are materially in compliance with all relevant environmental laws.

Employees

As of December 31, 2023, we employed 416 employees, which included 391 full-time employees. Some of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good. Additional information about our employees follows:

Country	Full-time	Part-time
United States	248	9
Germany	55	14
United Kingdom	35	2
Spain	26	-
China	17	-
Rest of World	10	-
Total	391	25

Function	Full-time	Part-time
Manufacturing	153	6
Sales and marketing	135	6
Research and development	49	9
General and administrative	54	4
Total	391	25

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

Geographic Area

Financial information regarding geographic areas in which we operate is provided in Notes 5 and 13 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report.

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

The life sciences industry is also subject to rapid technological change and discovery. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. In some instances, our competitors may develop or market products that are more effective or commercially attractive than our current or future products. To meet the evolving needs of customers, we must continually enhance our current products and develop and introduce new products. However, we may experience difficulties that may delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, our product lines are based on complex technologies that are subject to change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the changes affecting each of the different markets we serve or intend to serve, and our new products may not be accepted by the marketplace or may generate lower than anticipated revenues. Our failure to develop and introduce products in a timely manner in response to changing technology, market demands, or the requirements of our customers could cause our product sales to decline, and we could experience significant losses.

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

A portion of our revenues is derived from customers in the pharmaceutical and biotechnology industries and is subject to the risks faced by those industries. Such risks may adversely affect our financial results.

We derive a significant portion of our revenues from pharmaceutical companies, biotechnology companies, and CROs serving these companies. We expect that pharmaceutical companies, biotechnology companies and CROs will continue to be a significant source of our revenues for the foreseeable future, including in our CMT and Preclinical product families. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as government regulation, ongoing consolidation, uncertainty of technological change, and reductions and delays in research and development expenditures by companies in these industries.

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

Many of our customers are universities, government research laboratories, private foundations and other institutions that are dependent on grants from government agencies, such as the NIH, for funding. These customers represent a significant source of our revenue. Research and development spending by our customers may fluctuate based on spending priorities and general economic conditions. The level of government funding for research and development is unpredictable. In the past, NIH grants have been frozen or otherwise made unavailable for extended periods or directed to certain products. Reductions or delays in governmental spending could cause customers to delay or forego purchases of our products. If government funding necessary for the purchase of our products were to decrease, our business and results of operations could be materially, adversely affected. Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending.

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

Our foreign operations subject us to certain risks, including: effects of fluctuations in foreign currency exchange rates; the impact of local economic conditions; fluctuations or reductions in economic growth in overseas markets including Asia and Europe; local product preferences and seasonality and product requirements; local difficulty to effectively establish and expand our business and operations in international markets; disruptions of capital and trading markets; restrictions and potentially negative tax implications of transfer of capital across borders; differing labor regulations; other factors beyond our control, including potential political instability, terrorism, acts of war, natural disasters and diseases, including COVID-19 discussed below; unexpected changes and increased enforcement of regulatory requirements and various state, federal and international, intellectual property, environmental, antitrust, anti-corruption, fraud and abuse (including anti-kickback and false claims laws) and employment laws; interruption to transportation flows for delivery of parts to us and finished goods to our customers; and laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and other agencies, including the Foreign Investment Risk Review Modernization Act, or FIRRMA, adopted in August 2018.

A small percentage of our products are subject to export control regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). Based on the nature of the product, its ultimate end use and country of destination, we are sometimes subject to foreign assets control and economic sanctions regulations administered by OFAC, which restrict or prohibit our ability to transact with certain foreign countries, certain individuals and entities identified on the Treasury Department’s “Denied Parties List.” Under the OFAC regulations, the sale or transfer of certain equipment to a location outside the United States may require prior approval in the form of an export license issued by the BIS or the U.S. Department of State’s Directorate of Defense Trade Controls. Some potential international transactions may also be restricted or prohibited based on the location, nationality or identity of the potential end user, customer or other parties to the transaction or may require prior authorization in the form of an OFAC license. These risks may be exacerbated by geopolitical tensions in various regions of the world such as China, the Asia-Pacific region and the Middle East. Any delay in obtaining required governmental approvals could affect our ability to conclude a sale or timely commence a project, and the failure to comply with all such controls could result in criminal and/or civil penalties. These international transactions may otherwise be subject to tariffs and import/export restrictions from the United States or other governments.

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

Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Sustained or increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised interest rates in response to concerns about inflation. Increases in interest rates have had, and could continue to have, a material impact on our borrowing costs. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales if there is a decrease in spending on products in our industry in general or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition and results of operations.

Our credit agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (collectively, the “Credit Agreement”) and will mature on December 22, 2025. As of December 31, 2023, we had outstanding borrowings of $37.1 million under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, we are subject to various covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changing business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to incur debt or liens, make investments (including acquisitions), sell assets, and pay dividends on our capital stock. In addition, the Credit Agreement contains certain financial covenants, including a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter of the Company.

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

An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.

To meet business objectives, we rely on both internal IT systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have the required capabilities and controls to address this risk. While we have been, and may continue to be, subject to cybersecurity risks and incidents related to our business, to date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity incidents; however, because of the frequently evolving tactics adopted by threat actors, along with the increased volume and sophistication of attacks by such threat actors, there is the potential for us to be materially adversely impacted in the future. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Additionally, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, provides private rights of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA and other current and future applicable privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

We may be unable to renew leases or enter into new leases on favorable terms.

Our facilities are located in leased premises. Several of our leases will expire in 2024 and we may be unable to renew such leases or enter into new leases on favorable terms and conditions or at all. A significant rise in real estate prices or real property taxes could also result in an increase in lease cost, and thereby negatively impacting the Company’s results of operations and cash flow. As a result, we may incur additional costs including increased rent and other costs related to our renegotiation of lease terms for our facilities or for a new lease in a desirable location.

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

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer or Chief Financial Officer or any of our  managerial, technical or scientific staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, including the Boston, Massachusetts and Minneapolis, Minnesota metropolitan areas, England, and Germany where demand for personnel with these skills is extremely high and is likely to remain high. Additionally, the COVID-19 pandemic and other macroeconomic factors have exacerbated these challenges, contributed to a sustained labor shortage, and increased turnover rates. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

Third parties may seek to hold us responsible for Harvard Apparatus Regenerative Technologies, Inc.’s (“HRGN”) (formerly known as Biostage, Inc.) liabilities, including liabilities that HRGN has assumed  from us.

Third parties may continue to seek to hold us responsible for HRGN’s liabilities, including any of the liabilities that HRGN agreed to retain or assume in connection with the separation of the HRGN business from our businesses, and related spin-off distribution. For example, in April 2022, we and HRGN entered into a settlement of a litigation relating to injuries allegedly caused by products produced by us and HRGN and utilized in connection with surgeries performed by third parties (the “HRGN Settlement”). The HRGN Settlement resolved and dismissed all claims by and between the parties.

Shares of common stock of HRGN held by the Company could fluctuate considerably in value and could become worthless.

In connection with the HRGN Settlement, HRGN issued shares of its Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company in satisfaction of $4.0 million of HRGN’s total indemnification obligations to the Company. In April 2023, all of the Series E Preferred Stock we held in HRGN were mandatorily converted into shares of HRGN common stock. As of December 31, 2023, we held shares of HRGN common stock with an estimated fair value of $3.5 million.

Due to HRGN’s limited operating history, their overall financial condition, (including whether it can continue as a going concern without additional capital) and the limited trading volume and liquidity of HRGN’s common stock, the value of this investment could fluctuate considerably or become worthless.

Risks Related to Our Common Stock

Our stock price has fluctuated in the past and could experience substantial declines in the future.

The market price of our common stock has experienced significant fluctuations and may become volatile and could decline in the future, perhaps substantially, in response to various factors including, but not limited to:

●	volatility of the financial markets;

●	uncertainty regarding the prospects of the domestic and foreign economies;

●	technological innovations by competitors or in competing technologies;

●	revenues and operating results fluctuating or failing to meet our expectations or financial guidance, or the expectations of securities analysts, or investors;

●	comments of securities analysts and mistakes by or misinterpretation of comments from analysts, downward revisions in securities analysts’ estimates or management guidance;

●	conditions or trends in the biotechnology and pharmaceutical industries;

●	announcements of significant acquisitions or financings or strategic partnerships;

●	non-compliance with the internal control standards pursuant to the Sarbanes-Oxley Act of 2002; and

●	a decrease in the demand for our common stock.

In addition, public stock markets have experienced extreme price and trading volatility. The stock market and the Nasdaq Global Market in general, and the biotechnology and life science tools industry and small cap markets in particular, have experienced significant price and volume fluctuations that at times may have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may further harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

General Risks

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to military conflicts. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, the Middle East or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions globally, including military conflicts (such as the conflict between Russia and Ukraine and the conflicts in Israel and the Middle East). Although the length and impact of these conflicts are highly unpredictable, these conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain interruptions, and additional economic and financial sanctions.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Epidemics and pandemics such as the COVID-19 pandemic have had, and in the future may have, a material adverse impact on our business.

Our operations and financial performance have been, and in the future may be, negatively impacted by public health crises such as the COVID-19 pandemic and other epidemics and pandemics. Such events have caused, and may in the future cause, impacts such as reductions in economic activity (including volatility in demand for our products, services, and solutions, disruptions in global supply chains, and volatility in financial markets). Additionally, we have in the past experienced, and may in the future experience, operational challenges such as workplace disruptions, restrictions on the movement of people, raw materials, and goods (both at our own facilities and at those of our customers and suppliers), global supply chain disruptions, delays or disruptions in orders and order fulfillment, and price inflation.

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

Raw material commodities, such as resins, and precious metal commodities, such as platinum, are subject to wide price variations. Increases in the costs of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management and Strategy

We have implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is an element of and is integrated into our overall enterprise risk management program. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001 (ISO 27001) Framework, although we have not been audited to, and may not be in compliance with, all technical standards, specifications or requirements under the NIST or ISO 27001 frameworks. Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (“IT”) environment;

●	a security team that is principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training for our employees, incident response personnel, and senior management;

●	assessment of material cybersecurity risks posed by third-party service providers, including risks to employee, customer and financial information; and

●	a cybersecurity incident response protocol that includes procedures for responding to cybersecurity incidents.

We have been, and expect to continue to be, subject to cybersecurity risks and incidents related to our business. To date, such risks and incidents have not materially affected our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see Item 1A – Risk Factors.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its enterprise risk management oversight function. This oversight includes periodic reports from management, including our Vice President of IT, concerning cybersecurity related risks.

Our management team, including our Vice President of IT, is responsible for assessing and managing risks from cybersecurity threats. Our Vice President of IT has extensive information technology and program management experience, including broad experience in corporate and consulting environments across of range of organizations and industries. Where appropriate, she engages external cybersecurity consultants to assist with cybersecurity related matters. Our management team has primary responsibility for our overall cybersecurity risk management program and, under the leadership of our Vice President of IT, supervises both our internal personnel and external cybersecurity consultants. This includes efforts to prevent, detect, mitigate, and remediate cybersecurity risks. These efforts employ information from various sources, such as security tools deployed in our IT environment, internal personnel, external security consultants, and governmental sources.

Item 2.	Properties.

Our facilities perform manufacturing, research and development, sales and marketing, and administration functions. As of December 31, 2023, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
Holliston, Massachusetts	Manufacturing facility and corporate headquarters	83,000	2024
New Brighton, Minnesota	Manufacturing facility	75,000	2030
Reutlingen, Germany	Manufacturing facility	23,000	2024
Barcelona, Spain	Manufacturing facility	16,000	2024
March-Hugstetten, Germany	Manufacturing facility	11,000	2024

We also lease facilities in Cambridge, England; Kista, Sweden; Beijing, China; and Shanghai, China. We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

For information related to legal proceedings, see the discussion in Note 15 and Note 16 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Market under the symbol “HBIO.”

Stockholders

There were 90 holders of record of our common stock as of March 1, 2024. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

Harvard Bioscience is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bioproduction and preclinical testing for pharmaceutical and therapy development. Our products and services are sold globally to customers ranging from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and CROs. With operations in the United States, Europe and China, we sell through a combination of direct and distribution channels to customers around the world.

Trends and Developments

Our business is affected by global and regional economic trends and uncertainties. The global economy has recently experienced increasing uncertainty, including inflationary pressure, rising interest rates, and fluctuations in exchange rates. Our business has also been affected by a recent softening of certain international markets, especially in China and the Asia-Pacific region, the events in Ukraine and the Middle East, as well as delays in government funding for our customers. These developments may lead to additional economic uncertainties.

Overall, our results of operations were negatively impacted by the COVID-19 pandemic. However, we experienced a period of increased demand for certain of our products due to increased COVID-19 related research activity during the pandemic, which is unlikely to be repeated. Our business has been affected by a reduced demand from our biotechnology and pharmaceutical company customers, due principally to the increased cost of capital and a reduction in spending following the COVID-19 pandemic.

If these trends are prolonged or are more severe, or if the recovery is less robust or takes longer than anticipated, our business, results of operations, and cash flow may be materially impacted.

Restructuring Activities

On an ongoing basis, we review our business, the global economy, the healthcare industry, and the markets in which we compete to identify operational efficiencies, enhance commercial capabilities and align our cost base and infrastructure with customer needs and our strategic plans.

During 2022, we reviewed our business and product portfolio and identified opportunities to rationalize our product portfolio, improve our cost structure and optimize our sales organization. In connection with this review, during the year ended December 31, 2022, we identified certain non-strategic products for discontinuation and recorded  $1.5 million of inventory charges and also recorded $0.9 million in severance expenses in connection with headcount reductions in Europe and North America. During the year ended December 31, 2023, we incurred an additional $0.3 million in inventory charges and $0.1 million in remaining severance and other expenses related to completion of this restructuring program.

Selected Results of Operations

In the table below, we provide an overview of selected operating metrics for the year ended December 31, 2023, compared to the year ended December 31, 2022.

	Year Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue
Revenues	$112,250		$113,335
Gross profit	66,071	58.9%	60,819	53.7%
Sales and marketing expenses	24,108	21.5%	25,041	22.1%
General and administrative expenses	22,780	20.3%	24,493	21.6%
Research and development expenses	11,764	10.5%	12,329	10.9%
Amortization of intangible assets	5,525	4.9%	6,122	5.4%
Litigation settlement	-	-	(233)	-0.2%
Interest expense	3,591	3.2%	2,548	2.2%
Unrealized loss on equity securities	632	0.6%	-	-
Income tax expense	859	0.8%	337	0.3%

Revenues

Revenues decreased $1.0 million, or 1.0%, to $112.3 million for the year ended December 31, 2023, compared to $113.3 million for the year ended December 31, 2022. Revenues included a net decrease of $5.0 million from the discontinuation of non-strategic products, which was largely offset by growth in preclinical product and service revenue. Foreign exchange favorably impacted revenue by $0.7 million during the year ended December 31, 2023.

Gross profit

Gross profit increased $5.3 million, or 8.6%, to $66.1 million for the year ended December 31, 2023, compared with $60.8 million for the year ended December 31, 2022. Gross margin increased to 58.9% for the year ended December 31, 2023, compared with 53.7% for the year ended December 31, 2022. The increase in gross margin was due primarily to a higher mix of preclinical products, services, and software, which generally have higher gross margins than our other product lines, reduced revenue from lower margin products discontinued during the second half of 2022 and lower cost of sales resulting from restructuring activities related to discontinuing those products. Costs of goods sold for the year ended December 31, 2022, also included a $1.5 million inventory write down related to the discontinuation of certain non-strategic products.

Sales and marketing expenses

Sales and marketing expenses decreased $0.9 million, or 3.7%, to $24.1 million for the year ended December 31, 2023, compared to $25.0 million for the year ended December 31, 2022. A reduction in salaries due to lower headcount was partially offset by increases in variable compensation.

General and administrative expenses

General and administrative expenses decreased by $1.7 million, or 7.0%, to $22.8 million for the year ended December 31, 2023, compared with $24.5 million for the year ended December 31, 2022. The decrease was primarily due to reduced consulting costs and severance costs incurred with restructuring activities in the prior period, partially offset by increases in salaries and variable compensation in the current period.

Research and development expenses

Research and development expenses decreased $0.5 million, or 4.6%, to $11.8 million for the year ended December 31, 2023, compared with $12.3 million for the year ended December 31, 2022. The decrease was primarily due to the capitalization of software development costs. Reduced salaries and consulting costs were offset by increases in variable compensation.

Amortization of intangible assets

Amortization of intangible assets was $5.5 million for the year ended December 31, 2023, compared to $6.1 million for the year ended December 31, 2022. Amortization expense decreased as certain intangible assets became fully amortized during 2022.

Litigation settlement

During the year ended December 31, 2022, we recorded a net credit of $0.2 million related to the HRGN Settlement consisting of $5.2 million in settlement and legal expenses offset by credits of $5.4 million. The credits consisted of adjustments to the reserve against an indemnification receivable from HRGN to reflect: i) the issuance by HRGN of Series E Convertible Preferred Stock to us on June 10, 2022, in satisfaction of $4.0 million of Biostage’s total indemnification obligations, ii) the payment by HRGN of legal fees associated with the HRGN Settlement, and iii) other accrual adjustments.

On April 6, 2023, all of the shares of Convertible Preferred Stock we held in HRGN were mandatorily converted into shares of common stock.

Interest expense

Interest expense increased $1.1 million, or 40.9%, to $3.6 million for the year ended December 31, 2023, compared with $2.5 million for the year ended December 31, 2022. The increase was the result of higher interest costs in a rising rate environment, which was partially offset by lower average borrowings during the period.

Unrealized loss on equity securities

In connection with the settlement discussed above, as of December 31, 2023 we held shares of HRGN common stock with an estimated fair value of $3.5 million. During the year ended December 31, 2023, we recorded an unrealized loss of $0.6 million related to these shares. We determine the fair value of our HRGN common stock based on the closing price as quoted on the OTCQB Marketplace at the reporting date. Due to HRGN’s limited operating history, its overall financial condition and the limited trading volumes and liquidity of its common stock, the value of our investment in this common stock could fluctuate considerably or become worthless.

Income tax expense

Income tax expense for the year ended December 31, 2023, was $0.9 million compared to $0.3 million for the year ended December 31, 2022. The effective tax rates for the years ended December 31, 2023 and 2022, were (33.5)% and (3.7)%, respectively. The difference between our effective tax rates compared to the U.S. statutory tax rate of 21% was primarily due to the mix of forecasted income or losses in our U.S. and foreign tax jurisdictions, the impact of the employee retention credit, and a Global Intangible Low-Taxed Income inclusion to taxable income. The effective tax rates in both the years ended December 31, 2023 and 2022, were also impacted by changes in valuation allowances associated with our assessment of the likelihood of the recoverability of our deferred tax assets. We have valuation allowances against substantially all of our net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below, salaries, inventory, and capital expenditures.

As of December 31, 2023, we held cash and cash equivalents of $4.3 million, compared with $4.5 million at December 31, 2022. Borrowings outstanding under our Credit Agreement were $37.1 million and $47.7 million as of December 31, 2023 and 2022, respectively.

On December 22, 2020, we entered into a Credit Agreement which provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility both maturing on December 22, 2025 (See Note 9 to the Consolidated Financial Statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report). As of December 31, 2023, the weighted average interest rate on our borrowings, inclusive of the effect of our interest rate swaps, was 7.4%, and the available and unused borrowing capacity under the Credit Agreement, as amended, was $10.8 million. Total revolver borrowing capacity is limited by our consolidated net leverage ratio as defined under the Credit Agreement, as amended.

Based on our current operating plans, we expect that our available cash, cash generated from current operations and debt capacity will be sufficient to finance current operations and capital expenditures for at least the next 12 months. This assessment includes consideration of our best estimates of the impact of macroeconomic conditions on our financial results described above. Our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Condensed Consolidated Cash Flow Statements

	Year Ended December 31,
(in thousands)	2023	2022
Cash provided by operating activities	$14,028	$1,152
Cash used in investing activities	(1,799)	(1,590)
Cash used in financing activities	(12,134)	(2,837)
Effect of exchange rate changes on cash	(320)	(38)
Decrease in cash and cash equivalents	$(225)	$(3,313)

Cash provided by operations was $14.0 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. Cash provided by operating activities for the year ended December 31, 2023 improved due to reductions in our net loss adjusted for non-cash items and increases in deferred revenue for service contracts. During the year ended December 31, 2022, cash used in operations was negatively impacted by the payment of approximately $4.0 million in connection with the HRGN Settlement.

Cash used in investing activities was $1.8 million for the year ended December 31, 2023, and primarily consisted of $2.3 million of capital expenditures in manufacturing, information technology infrastructure, and capitalized software costs, offset by $0.5 million from proceeds from the sale our Hoefer product line. Cash used in investing activities was $1.6 million for the year ended December 31, 2022, and primarily consisted of capital expenditures in manufacturing and information technology infrastructure.

Cash used in financing activities was $12.1 million for the year ended December 31, 2023. During this period, we made term loan installments payments under the Credit Agreement of $4.1 million, with net payments of $6.4 million under the revolving credit facility. We also received proceeds of $0.9 million from the exercise of stock options and the employee stock purchase plan and paid $2.5 million for taxes related to net share settlement of equity awards.

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

Impact of Foreign Currencies

Our international operations in some instances operate as a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and the British pound. During the year ended December 31, 2023, changes in foreign currency exchange rates resulted in a favorable effect on revenues of $0.7 million and an unfavorable effect on expenses of approximately $0.5 million.

During the years ended December 31, 2023 and 2022, the translation of foreign currency into U.S. dollars included as a component of comprehensive loss resulted in a gain (loss) of $1.5 million and $(2.6) million, respectively. In addition, the currency exchange rate fluctuations included as a component of net loss resulted in currency losses of $(0.2) million and $(0.4) million during the years ended December 31, 2023 and 2022, respectively.

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

We believe the following is one of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Significant judgment is also required in determining the amount of deferred tax assets that will ultimately be realized and any corresponding deferred tax asset valuation allowance. When estimating the necessary valuation allowance, we consider all available evidence for each jurisdiction including historical operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. If new information becomes available that would alter our estimate of the amount of deferred tax assets that will ultimately be realized, we adjust the valuation allowance through income tax expense. Changes in the deferred tax asset valuation allowance could have a material impact on our financial condition or results of operations.

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

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

(c)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

(e)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Harvard Bioscience, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 7, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Hartford, Connecticut

March 7, 2024

Item 9B.	Other Information.

On November 23, 2023, James Green, our Chairman, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense available under Rule 10b5-1(c) (the “Trading Plan”). The expiration date of the Trading Plan was February 7, 2025. The total number of shares of our common stock (the “Shares”) to be sold under the Trading Plan was a maximum of 240,000. Mr. Green terminated the Trading Plan on January 21, 2024. No Shares were sold under the Trading Plan prior to its termination.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated:

(1)	Financial Statements, Schedules, and Exhibits. We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page F-1.

(2)

Financial Statement Schedules. We have omitted all financial statement schedules because they are not applicable or not required or because we have included the necessary information in our consolidated financial statements or related notes.

(3)	Exhibits. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

Item 16.	Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Harvard Bioscience, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2024, expressed an unqualified opinion.

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

Hartford, Connecticut

March 7, 2024

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,283	$4,508
Accounts receivable, net	16,099	16,705
Inventories	24,716	26,439
Other current assets	3,940	3,472
Total current assets	49,038	51,124
Property, plant and equipment, net	3,981	3,366
Operating lease right-of-use assets	4,773	5,816
Goodwill	57,065	56,260
Intangible assets, net	16,036	21,014
Other long-term assets	6,473	7,780
Total assets	$137,366	$145,360
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,859	$3,811
Current portion of operating lease liabilities	1,416	2,135
Accounts payable	5,554	6,447
Contract liabilities	4,508	3,370
Other current liabilities	9,205	7,486
Total current liabilities	26,542	23,249
Long-term debt, net	30,704	43,013
Deferred tax liability	776	590
Operating lease liabilities	4,794	5,282
Other long-term liabilities	1,476	1,006
Total liabilities	64,292	73,140
Commitments and contingencies - Note 15
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 43,394,509 shares issued and outstanding at December 31, 2023; 42,081,707 shares issued and outstanding at December 31, 2022	434	454
Additional paid-in-capital	232,435	229,008
Accumulated deficit	(145,605)	(142,190)
Accumulated other comprehensive loss	(14,190)	(15,052)
Total stockholders' equity	73,074	72,220
Total liabilities and stockholders' equity	$137,366	$145,360

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022

Revenues	$112,250	$113,335
Cost of revenues	46,179	52,516
Gross profit	66,071	60,819

Sales and marketing expenses	24,108	25,041
General and administrative expenses	22,780	24,493
Research and development expenses	11,764	12,329
Amortization of intangible assets	5,525	6,122
Litigation settlement - Note 16	-	(233)
Total operating expenses	64,177	67,752

Operating income (loss)	1,894	(6,933)

Other (expense) income:
Interest expense	(3,591)	(2,548)
Unrealized loss on equity securities - Note 16	(632)	-
Other (expense) income, net	(227)	302
Total other expense	(4,450)	(2,246)

Loss before income taxes	(2,556)	(9,179)
Income tax expense	859	337
Net loss	$(3,415)	$(9,516)

Loss per share:
Basic and diluted loss per share	$(0.08)	$(0.23)

Weighted-average common shares:
Basic and diluted	42,420	41,413

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022

Net loss	$(3,415)	$(9,516)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,507	(2,614)
Defined benefit pension plans, net of tax benefit of $137 and $566, respectively	(446)	(2,411)
Derivative instruments qualifying as cash flow hedges, net of tax of $-0-	(199)	-
Other comprehensive income (loss)	862	(5,025)
Comprehensive loss	$(2,553)	$(14,541)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	41,143	$452	$225,650	$(132,674)	$(10,027)	$83,401
Stock option exercises	40	2	106	-	-	108
Stock purchase plan	176	-	469	-	-	469
Vesting of restricted stock units	1,135	-	-	-	-	-
Shares withheld for taxes	(412)	-	(1,628)	-	-	(1,628)
Stock-based compensation expense	-	-	4,411	-	-	4,411
Net loss	-	-	-	(9,516)	-	(9,516)
Other comprehensive loss	-	-	-	-	(5,025)	(5,025)
Balance at December 31, 2022	42,082	454	229,008	(142,190)	(15,052)	72,220
Stock option exercises	214	-	506	-	-	506
Stock purchase plan	137	-	424	-	-	424
Vesting of restricted stock units	1,460	-	-	-	-	-
Shares withheld for taxes	(498)	-	(2,523)	-	-	(2,523)
Stock-based compensation expense	-	-	5,000	-	-	5,000
Net loss	-	-	-	(3,415)	-	(3,415)
Other comprehensive income	-	-	-	-	862	862
Other adjustments	-	(20)	20	-	-	-
Balance at December 31, 2023	43,395	$434	$232,435	$(145,605)	$(14,190)	$73,074

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,415)	$(9,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,473	1,453
Amortization of intangible assets	5,525	6,122
Amortization of deferred financing costs	280	280
Stock-based compensation expense	5,000	4,411
Deferred income taxes and other	336	(414)
Unrealized loss on equity securities - Note 16	632	-
Convertible preferred stock received in litigation settlement - Note 16	-	(3,900)
Gain on sale of product line	(403)	-
Changes in operating assets and liabilities:
Accounts receivable	810	4,780
Inventories	1,524	252
Other assets	1,651	474
Accounts payable and other current liabilities	555	(1,399)
Contract liabilities	1,138	(896)
Other liabilities	(1,078)	(495)
Net cash provided by operating activities	14,028	1,152
Cash flows from investing activities:
Additions to property, plant and equipment	(1,788)	(1,590)
Capitalized software development costs	(523)	-
Proceeds from sale of product line	512	-
Net cash used in investing activities	(1,799)	(1,590)
Cash flows from financing activities:
Borrowing from revolving line of credit	4,500	7,800
Repayment of revolving line of credit	(10,950)	(6,400)
Repayment of term debt	(4,091)	(3,186)
Proceeds from exercise of stock options and employee stock purchase plan	930	577
Taxes paid related to net share settlement of equity awards	(2,523)	(1,628)
Net cash used in financing activities	(12,134)	(2,837)
Effect of exchange rate changes on cash	(320)	(38)
Decrease in cash and cash equivalents	(225)	(3,313)
Cash and cash equivalents at beginning of period	4,508	7,821
Cash and cash equivalents at end of period	$4,283	$4,508
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,795	$2,314
Cash paid for income taxes, net of refunds	$207	$534

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Harvard Bioscience, Inc., a Delaware corporation (the “Company”), is a leading developer, manufacturer and seller of technologies, products and services that enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bioproduction and preclinical testing for pharmaceutical and therapy development. The Company’s products and services are sold globally to customers ranging from renowned academic institutions and government laboratories to the world’s leading pharmaceutical, biotechnology and contract research organizations. With operations in the United States, Europe and China, the Company sells through a combination of direct and distribution channels to customers around the world.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Harvard Bioscience, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for income taxes, credit losses on receivables. and defined benefit pension obligations. Estimates are also required to evaluate the value for inventories reported at lower of cost or net realizable value, stock-based compensation expense, and the recoverability of long-lived and intangible assets, including goodwill. On an ongoing basis, the Company reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company has cash holdings in financial institutions that exceed insured limits for such financial institutions. The Company mitigates this risk by utilizing financial institutions of high credit quality.

Approximately 49% of the Company’s cash and cash equivalents at December 31, 2023 was held by the Company’s foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by subsidiaries in the United Kingdom, Germany and Spain.

Marketable Equity Securities

Equity securities traded in active markets are marked to market at each balance sheet date based on prices as quoted on the relevant stock exchange. Fair value mark-to-market adjustments are recorded as non-operating gains (losses) in the consolidated statement of operations. The Company’s investments in marketable equity securities are classified in the consolidated balance sheet based on the nature of the securities and their availability for use in current operations.

Allowance for Expected Credit Losses on Receivables

The allowance for expected credit losses on receivables is used to present accounts receivable, net, at an amount that represents the Company’s estimate of the receivables expected to be collected from customers. The allowance represents an estimate of expected credit losses over the lifetime of the receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously written off. The Company estimates the allowance on the basis of specifically identified receivables that are evaluated individually for impairment and an analysis of the remaining receivables determined by reference to past default experience. The Company considers the need to adjust historical information to reflect the extent to which current conditions and reasonable forecasts are expected to differ from the conditions that existed for the historical period considered. Losses on receivables have not historically been significant.

Management judgments are used to determine when to charge off uncollectible trade accounts receivable. The Company bases these judgments on the age of the receivable, credit quality of the customer, current economic conditions, and other factors that may affect a customer’s ability and intent to pay. Customers are generally not required to provide collateral for purchases.

Inventories

The Company values inventories at the lower of cost (determined on a first-in, first-out method) or net realizable value. The Company regularly reviews inventory quantities on hand and writes down excess and obsolete inventories to estimated net realizable value if less than cost, based primarily on historical inventory usage and estimated forecast of product demand.

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

Leases

The Company leases office space, manufacturing facilities, automobiles and equipment. The Company concludes on whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right for the Company to control the use of the identified property, plant or equipment for a period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight-line basis over the lease term.

The Company has assessed its contracts and concluded that its leases consist of operating leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the leases’ commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of the Company’s credit rating, country risk, treasury and corporate bond yields, as well as comparison to the Company’s borrowing rate on its most recent loan. The Company uses the implicit rate when readily determinable. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company uses the flow-through method to account for investment tax credits.  Under this method, the investment tax credits are recognized as a reduction of income tax expense.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is generally their local currency. All assets and liabilities of  foreign subsidiaries are translated at exchange rates in effect at period-end. Income and expenses are translated at rates which approximate those in effect on the transaction dates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in other expense (income), net, in the Company’s consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022
Net loss	$(3,415)	$(9,516)
Weighted average shares outstanding - basic	42,420	41,413
Dilutive effect of equity awards	-	-
Weighted average shares outstanding - diluted	42,420	41,413
Basic loss per share	$(0.08)	$(0.23)
Diluted loss per share	$(0.08)	$(0.23)
Shares excluded from diluted loss per share due to their anti-dilutive effect	3,868	3,661

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in equity resulting from items other than shareholder investments and distributions. The Company’s foreign currency translation adjustments, interest rate swap - cash flow hedge and minimum pension liability adjustments are included in AOCI. The components of other comprehensive income are reclassified as net income, net of tax, when the underlying component impacts earnings. Comprehensive income (loss) and the components of AOCI are presented in the accompanying consolidated statements of comprehensive loss and consolidated statements of equity.

Revenue Recognition

Nature of contracts and customers

The Company’s contracts are primarily of short duration and are mostly based on the receipt and fulfilment of purchase orders. The purchase orders are binding and include pricing and all other relevant terms and conditions.

The Company’s customers are primarily research scientists at pharmaceutical and biotechnology companies, universities, hospitals, government laboratories and contract research organizations. The Company also has global and regional distribution partners, and original equipment manufacturer customers who incorporate its products into their products under their own brands.

Performance obligations

The Company’s performance obligations under its revenue contracts consist of its instruments, equipment, accessories, services, software licenses and enhancements, maintenance and extended warranties. Equipment also includes software that functions together with the tangible equipment to deliver its essential functionality. Contracts with customers may contain multiple promises such as delivery of hardware, software, professional services or post-contract support services. These promises are accounted for as separate performance obligations if they are distinct. For contracts with customers that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on estimated relative standalone selling price, which does not materially differ from the stated price in the contract. In general, the Company’s list prices are indicative of standalone selling price, and the majority of the Company's contracts have a term of less than one year.

Instruments, equipment and accessories consist of a range of products that are used in life sciences research. Revenues from the sales of these items are recognized when transfer of control of these products to the customer occurs. Transfer of control occurs when the Company has a right to payment and the customer has legal title to the asset and the customer or their selected carrier has possession, which is typically upon shipment. Sales of these items are therefore generally recognized at a point in time.

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

Service revenue consists of installation, training, data analysis and surgeries performed on research animals. Service revenue is recognized when the service is performed. Maintenance revenue consists of post-contract support provided in relation to software that is embedded within the equipment that is sold to the customer. The Company provides standard warranties that promise the customer that the product will work as promised and are not a separate performance obligation. Extended warranties relate to warranties that are separately priced and purchased in addition to a standard warranty, and are therefore a separate performance obligation. The Company has made the judgment that the customer benefits as the Company performs over the period of the contract, and therefore revenues from maintenance and warranty contracts are recognized over time. The Company uses the input method to recognize revenue over time, which is generally on a straight-line basis over the service period.

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

The Company’s payment terms are generally from zero to sixty days from the time of invoicing, which occurs at the time of shipment or prior to services being performed. Payment terms vary by the type of customers and the products or services offered.

Sales taxes, value added taxes, and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and are therefore excluded from revenues.

Contract Liabilities

The Company records contract liabilities  when cash is collected from customers prior to satisfaction of the Company’s performance obligation to the customer. Contract liabilities consist of amounts deferred related to service contracts and revenue deferred as a result of payments received in advance from customers. Contract liabilities are  generally expected to be recognized within one year.

The amounts included in contract liabilities from advanced payments relate to amounts that are prepaid for wireless implantable monitors under the exchange program. The Company has made the judgment that these payments do not represent a significant financing component as the customer can exercise their discretion as to when they can obtain the products for which they have made a prepayment.

Disaggregation of revenue

Refer to Note 13 for revenue disaggregated by type and by geographic location as well as further information about the deferred revenue balances.

Software Development

Software development costs for software products to be sold, leased or otherwise marketed that are incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins.

Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product.

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

For the purpose of its goodwill analysis, the Company has one reporting unit. The Company conducts its annual impairment analysis in the fourth quarter of the fiscal year and more frequently if there is an indicator of impairment. The Company assesses qualitative factors of the reporting unit to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates a potential impairment, a quantitative analysis is performed. The Company compares the fair value of the reporting unit with its carrying amount. The Company typically estimates fair value using the income approach but will also consider market approaches when appropriate. Under the income approach, the Company uses a discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include weighted average cost of capital, long-term rate of growth and profitability of the reporting unit, expected income tax rates and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired, and the Company would recognize a loss equal to the excess.

The Company evaluated its goodwill for impairment as of October 1, 2023 by performing a qualitative analysis and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

Impairment of Long-Lived Assets

The Company assesses recoverability of its long-lived assets that are held for use, such as property, plant and equipment and amortizable intangible assets when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of the Company’s use of the assets or the strategy for its overall business.

The recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. The Company’s estimate of future cash flows requires significant judgment based on historical and anticipated results and are subject to many factors.

When the Company determines that the carrying value of the assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of our assets. For the years ended December 31, 2023 and 2022, the Company concluded that there were no triggering events requiring the Company to assess the recoverability of its long-lived assets.

Derivatives

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) and does not use derivative financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values.

The Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

By using derivative financial instruments to hedge exposure to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company monitors interest rate risk attributable to both its outstanding and forecasted debt obligations by the use of cash flow sensitivity analysis, which estimates the expected impact of changes in interest rates on the Company’s future cash flows.

Fair Value of Financial Instruments

Financial reporting standards define a fair value hierarchy that consists of three levels:

●	Level 1 includes instruments for which quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

●

Level 2 includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 includes valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt approximate their fair values because of the short maturities of those instruments. The fair value of the Company’s long-term debt approximates its carrying value and is based on the amount of future cash flows associated with the debt discounted using current borrowing rates for similar debt instruments of comparable maturity (Level 2).

Stock-based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors including stock options, restricted stock units, and restricted stock units with a market condition. The Company issues awards under the 2021 Incentive Plan (the “2021 Incentive Plan”) and the Fourth Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Incentive Plan” and together with the 2021 Incentive Plan, the “Incentive Plans”), as well as issues shares for employee stock purchases related to its Employee Stock Purchase Plan (as amended, the “ESPP”). The Company issues new shares from its registered but unissued stock pool to satisfy stock option exercises and vesting of the restricted stock units. Stock-based compensation expense is recorded on a straight-line basis over the applicable service period, which ranges from one to four years. The Company has elected as an accounting policy to account for forfeitures for service-based awards as they occur, with no adjustment for estimated forfeitures.

The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The Company values restricted stock units with a market condition using a Monte-Carlo valuation simulation. The determination of fair value of stock-based payment awards on the date of grant using a Monte-Carlo valuation simulation is affected by the Company’s stock price as well as assumptions regarding certain variables including, but are not limited to, the Company’s expected stock price volatility over the term of the awards, interest rate assumptions, and discounts to adjust for any holding period post-vest restrictions.

Preferred Stock

The Company’s board of directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The board of directors may exercise this authority without any further approval from stockholders. As of December 31, 2023 and 2022, the Company had no preferred stock issued or outstanding.

Business Segment Information

The Company operates in one segment which involves the design, development, production and distribution of  products and services that enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bioproduction and preclinical testing for pharmaceutical and therapy development. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief operating decision maker, who is the Company's chief executive officer, measures financial performance as a single enterprise and allocates resources across the Company to maximize profitability, and not on geography, legal entity, or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines. Information regarding product lines and geographic financial information is provided in Note 13, “Revenues” and Note 5, "Balance Sheet Information."

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss. If a loss is probable and the loss or range of loss cannot be reasonably estimated, the Company discloses or states that such an estimate cannot be made. Refer to Note 15 Commitments and Contingencies for additional information. The Company accrues and expenses legal costs associated with contingencies when incurred.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2023

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company adopted ASU 2017-04 effective January 1, 2023, with no impact to the consolidated financial statements.

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

Accounting Pronouncements yet to be Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax, which enhances disclosures related to the effective tax rate reconciliation, income taxes paid, as well as other disclosures. The new standard impacts footnote disclosures and is effective for the Company’s annual financial statements for the year ended December 31, 2025. The Company is currently evaluating the potential impact of adopting ASU 2023-09 will have on the disclosures in its consolidated financial statements.

Prior Period Financial Statement Reclassifications

During the year ended December 31, 2023, the Company identified immaterial misclassification errors in the financial statement footnote describing the components of AOCI as of December 31, 2022 and 2021. These misclassifications overstated the amount attributed to the defined benefit pension plans, net of tax, by $5.4 million and $5.1 million and understated the amount attributed to foreign currency translation adjustments by $(5.4) million and $(5.1) million as of December 31, 2022 and 2021, respectively. These misclassifications had no impact on total OCI for the year ended December 31, 2022, included in the consolidated statements of comprehensive loss, or the total AOCI included in the consolidated balance sheets as of December 31, 2022, and also had no impact on any of the Company’s previously reported consolidated statements of operations, stockholders’ equity, or cash flows. The correction of these offsetting misclassifications is included in these consolidated financial statements. See Note 3 below for further details.

3.	Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2023 and 2022, respectively, are as follows:

	Foreign Currency		Derivatives
	Translation	Defined Benefit	Qualifying
(in thousands)	Adjustments	Pension Plans	as Hedges	Total
Balance at December 31, 2021*	$(8,778)	$(1,249)	$-	$(10,027)
Other comprehensive loss, net	(2,614)	(2,411)	-	(5,025)
Balance at December 31, 2022*	(11,392)	(3,660)	-	(15,052)
Other comprehensive income (loss), net	1,507	(446)	(199)	862
Balance at December 31, 2023	$(9,885)	$(4,106)	$(199)	$(14,190)

* See Note 2 – Prior Period Financial Statement Reclassifications

4.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	December 31,
(in thousands)	2023	2022
Carrying amount at beginning of period	$56,260	$57,689
Effect of change in currency translation	805	(1,429)
Carrying amount at end of period	$57,065	$56,260

Intangible assets at December 31, 2023 and 2022 consist of the following:

		December 31, 2023			December 31, 2022
(in thousands)	Average		Accumulated			Accumulated
Amortizable intangible assets:	Life*	Gross	Amortization	Net	Gross	Amortization	Net
Distribution agreements/customer relationships	6	$16,038	$(9,706)	$6,332	$16,124	$(8,727)	$7,397
Existing technology & software development	2	35,007	(27,029)	7,978	37,549	(26,482)	11,067
Trade names and patents	3	7,613	(6,094)	1,519	7,523	(5,197)	2,326
Total amortizable intangible assets		$58,658	$(42,829)	$15,829	$61,196	$(40,406)	$20,790
Indefinite-lived intangible assets:				207			224
Total intangible assets				$16,036			$21,014

* Weighted average life in years as of December 31, 2023

During the year ended December 31, 2023, the Company wrote off approximately $3.7 million of fully amortized intangible assets of certain existing technology and other intangibles related to discontinued product lines. The Company capitalized $0.5 million of software development costs during the year ended December 31, 2023.

Intangible asset amortization expense was $5.5 million and $6.1 million for the years ended December 31, 2023 and 2022, respectively. Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

(in thousands)
2024	$5,281
2025	4,027
2026	2,366
2027	1,269
2028	1,546
Thereafter	1,340
Total	$15,829

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	December 31,
(in thousands)	2023	2022
Finished goods	$5,120	$5,223
Work in process	4,188	3,776
Raw materials	15,408	17,440
Total	$24,716	$26,439

Property, Plant and Equipment:	December 31,
(in thousands)	2023	2022
Machinery and equipment	$8,154	$7,500
Computer equipment and software	6,493	6,781
Leasehold improvements	2,417	2,507
Furniture and fixtures	1,244	1,386
Automobiles	58	38
	18,366	18,212
Less: accumulated depreciation	(14,385)	(14,846)
Property, plant and equipment, net	$3,981	$3,366

Depreciation expense was $1.5 million for each of the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, the Company wrote off approximately $2.0 million of fully depreciated property and equipment from its fixed asset records.

Other Current Liabilities:	December 31,
(in thousands)	2023	2022
Compensation	$3,929	$3,476
Customer credits	3,201	2,368
Professional fees	499	392
Warranty costs	336	268
Other	1,240	982
Total	$9,205	$7,486

Long-lived Assets by Geographic Area:

Long-lived assets by geographic area, which include operating lease right-of-use assets, property, plant and equipment, and amortizable intangible assets, are as follows:

	December 31,
(in thousands)	2023	2022
United States	$21,558	$26,051
Germany	1,703	2,432
Rest of the world	1,322	1,489
Total long-lived assets	$24,583	$29,972

6.	Restructuring and Other Exit Costs

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify operational efficiencies, enhance commercial capabilities and align its cost base and infrastructure with customer needs and its strategic plans. In order to realize these opportunities, the Company undertakes activities from time to time to transform its business. A portion of these transformation activities are considered restructuring costs under ASC 420, Exit or Disposal Cost Obligations, and are discussed below.

During the year ended December 31, 2022, the Company reviewed its product portfolio and identified certain non-strategic products for discontinuation and incurred severance expenses in connection with headcount reductions in Europe and North America. The following table summarizes the restructuring activity for the years ended December 31, 2023 and 2022:

(in thousands)	Inventory Related	Severance	Other	Total
Balance at December 31, 2021	$-	$-	$-	$-
Restructuring and other exit costs	1,471	877	46	2,394
Non-cash charges	(1,471)	-	-	(1,471)
Cash payments	-	(241)	(46)	(287)
Balance at December 31, 2022	-	636	-	636
Restructuring and other exit costs	320	42	29	391
Non-cash charges	(142)	-	-	(142)
Cash payments	(94)	(678)	(29)	(801)
Balance at December 31, 2023	$84	$-	$-	$84

Substantially all of the severance and other costs detailed above have been included as a component of general and administrative expenses, and all inventory-related charges are included in cost of revenues.

7.	Employee Benefit Plans

Employee Retirement Savings Plans

The Company sponsors various qualified employee retirement savings plans and makes discretionary contributions to match a certain portion of employee contributions. The Company contributed $1.1 million to these plans for each of the years ended December 31, 2023 and 2022.

Employee Pension Plans

The Company’s subsidiary in the United Kingdom, Biochrom Ltd., maintains two defined benefit pension plans for its employees. In 2014, these defined benefit pension plans were closed to new employees, as well as closed to the future accrual of benefits for existing employees. The Company recognizes the funded status of the pension plans as an asset or liability in the consolidated balance sheets. The funded status equals the difference between the fair value of the plan’s assets and their benefit obligations and has historically measured each year as of December 31. The Company records net period benefit expense (credit) as a component of other expense in the Consolidated Statement of Operations.

The components of the Company’s net period benefit expense (credit) were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Interest cost	$670	$371
Expected return on plan assets	(788)	(818)
Net amortization loss	328	27
Net periodic benefit expense (credit)	$210	$(420)

The following provides a reconciliation of the changes in the plans’ fair value of assets and benefit obligations for the years ended December 31, 2023 and 2022, and a summary of the funded status as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Change in fair value of plan assets:
Balance at beginning of year	$15,576	$27,252
Actual return on plan assets	351	(9,098)
Employer contributions	622	619
Benefits paid	(563)	(592)
Currency translation adjustment	954	(2,605)
Balance at end of year	$16,940	$15,576

	December 31,
(in thousands)	2023	2022
Change in benefit obligation:
Balance at beginning of year	$13,263	$22,562
Interest cost	665	371
Actuarial loss (gain)	479	(6,912)
Benefits paid	(563)	(592)
Currency translation adjustment	819	(2,166)
Balance at end of year	$14,663	$13,263

	December 31,
(in thousands)	2023	2022
Fair value of plan assets	$16,940	$15,576
Benefit obligation	14,663	13,263
Net funded status	$2,277	$2,313

Changes in the actuarial loss (gain) disclosed above are primarily the result of changes in the discount rate and inflation assumptions due to underlying market conditions.

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
(in thousands)	2023	2022
Other long-term assets	$2,277	$2,313
Accumulated other comprehensive loss	5,909	5,326

The weighted average assumptions used in determining the net pension cost for these plans follows:

	December 31,
(in thousands)	2023	2022
Discount rate	4.6%	5.0%
Expected return on assets	5.3%	5.0%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of the Company’s defined benefit pension plan obligations.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2023, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension cost over the average remaining expected future working lifetime, which is approximately 7 years for active plan participants.

The asset allocations and fair value of the Company’s pension benefits as of December 31, 2023 and 2022, were as follows:

(in thousands)	2023		2022
Asset category:
Debt securities	$11,761	69%	$11,714	75%
Equity securities	3,567	21%	3,507	23%
Cash and cash equivalents	304	2%	185	1%
Other	1,308	8%	170	1%
Total	$16,940	100%	$15,576	100%

(in thousands)	2023	2022
Quoted Prices in Active Markets for Identical Assets (Level 1)	$304	$185
Significant Other Observable Inputs (Level 2)	16,636	15,391
Significant Other Unobservable Inputs (Level 3)	-	-
Total	$16,940	$15,576

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

The Company expects to contribute approximately $0.6 million to its pension plans during 2024. The benefits expected to be paid from the pension plans are $0.9 million in 2024, $0.7 million in 2025, $0.8 million in 2026, $1.0 million in 2027 and $0.8 million in 2028. The expected benefits to be paid in the five years from 2029 to 2033 are $5.0 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2023.

8.	Leases

The Company has noncancelable operating leases for office space, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the years ended December 31, 2023 and 2022, are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$2,013	$1,971
Short-term lease cost	199	233
Sublease income	(102)	(102)
Total lease cost	$2,110	$2,102

Supplemental balance sheet information related to the Company’s operating leases was as follows:

(in thousands)	December 31,
	2023	2022
Operating lease right-of-use assets	$4,773	$5,816

Current portion, operating lease liabilities	1,416	2,135
Operating lease liabilities, long-term	4,794	5,282
Total operating lease liabilities	$6,210	$7,417

Weighted average remaining lease term (years)	5.7	6.2
Weighted average discount rate	9.5%	9.4%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$2,367	$2,347
Right-of-use assets obtained in exchange for lease obligations	293	295

Future minimum lease payments for operating leases, with initial terms in excess of one year at December 31, 2023, are as follows:

Year Ending December 31,
(in thousands)
2024	1,938
2025	1,166
2026	1,060
2027	1,047
2028	1,057
Thereafter	1,926
Total lease payments	8,194
Less imputed interest	(1,984)
Total operating lease liabilities	$6,210

9.	Long-Term Debt

As of December 31, 2023 and 2022, the Company’s borrowings were comprised of the following:

(in thousands)	December 31, 2023	December 31, 2022
Long-term debt:
Term loan	$30,723	$34,814
Revolving line	6,400	12,850
Less: unamortized deferred financing costs	(560)	(840)
Total debt	36,563	46,824
Less: current portion of long-term debt	(6,139)	(4,091)
Current unamortized deferred financing costs	280	280
Long-term debt	$30,704	$43,013

The aggregate amounts of debt maturities are as follows:

(in thousands)
2024	$6,139
2025	30,984
$37,123

On   December 22, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and Silicon Valley Bank, (together, the “Lenders”). Effective March 27, 2023, all commitments and obligations under the Credit Agreement previously held by Silicon Valley Bank were assumed by First Citizens Bank & Trust Company. The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub-facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc. and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). The Credit Facility matures on December 22, 2025. Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Available and unused borrowing capacity under the revolving line of credit was $10.8 million as of December 31, 2023, based on the Credit Agreement, as amended pursuant to the April 2022 Amendment and November 2022 Amendment as described below. Total revolver borrowing capacity is limited by the consolidated net leverage ratio as defined under the amended Credit Agreement.

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

The effective interest rate on the Company’s borrowings for the years ended December 31, 2023 and 2022, was 8.1% and 5.0%, respectively. The weighted average interest rate as of December 31, 2023, inclusive of the effect of the Company’s interest rate swaps, was 7.4%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of December 31, 2023, the term loan amortizes in quarterly installments of $1.0 million with a balloon payment at maturity. Furthermore, within ninety days after the end of the Company’s fiscal year, the term loans may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep”, as defined in the agreement; provided that, in any fiscal year, any voluntary prepayments of the term loans shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. As of December 31, 2023, the current portion of long-term debt includes an excess cash flow sweep of $2.1 million to be paid by March 31, 2024. As of December 31, 2022, the current portion of long-term debt included an excess cash flow sweep of $1.1 million which was paid on March 31, 2023. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

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

In April 2022, the Company entered into an amendment to the Credit Agreement (the “April 2022 Amendment”) which modified, among other things, the financial covenant relating to the consolidated net leverage ratio, and provided consent for the HRGN Settlement (as defined in Note 16). In November 2022, the Company entered into a subsequent amendment to the Credit Agreement which modified, among other things, the financial covenant relating to the consolidated net leverage ratio, and the definition of Consolidated EBITDA used in the calculation of certain financial covenants (the “November 2022 Amendment”). The Company was in compliance with the covenants of the Credit Agreement, as amended, as of December 31, 2023.

10.	Derivatives

On February 28, 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to its variable, SOFR-based debt. The swap contract has a notional amount of $27.4 million as of December 31, 2023, and matures on December 22, 2025. This swap contract effectively converts the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%. The swap contract does not impact the additional interest related to the applicable interest rate margin as discussed above in Note 9, Long-Term Debt. The swap contract is considered an effective cash flow hedge, and as a result, net gains or losses are reported as a component of OCI in the consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. An assessment is performed quarterly to evaluate the ongoing hedge effectiveness.

The following table presents the notional amount and fair value of the Company’s derivative instrument as of December 31, 2023:

(in thousands)		December 31, 2023
Derivatives Instruments	Balance Sheet Classification	Notional Amount	Fair Value (a)
Interest rate swap	Other long-term liabilities	$27,375	$(199)

(a) See Note 11 for the fair value measurements related to this financial instrument.

The following table summarizes the effect of derivatives designated as cash flow hedging instruments for the year ended December 31, 2023:

Year Ended
Derivatives Qualifying as Hedges, net of tax (in thousands)	December 31, 2023
Amount of loss recognized in OCI on derivatives (effective portion)	$199
Amounts reclassified from accumulated other comprehensive loss to interest expense	120

11.	Fair Value Measurements

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

	Fair Value as of December 31, 2023
Assets (Liabilities) (in thousands)	Level 1	Level 2	Level 3	Total
Equity securities - common stock	$3,511	$-	$-	$3,511
Interest rate swap agreements	-	(199)	-	(199)

The Company uses the market approach technique to value its financial assets and liabilities. The Company’s financial assets and liabilities carried at fair value include, when applicable, investments in common stock and derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s investment in common stock of Harvard Apparatus Regenerative Technologies (“HRGN” formerly known as Biostage, Inc.) (see Note 16 for information regarding the HRGN Settlement) was based on the closing price as quoted on the OTCQB Marketplace at the reporting date. The fair value of the Company’s interest rate swap agreements was based on SOFR-yield curves at the reporting date.

12.	Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2023 and 2022, is allocated as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Cost of revenues	$308	$121
Sales and marketing expenses	746	557
General and administrative expenses	3,560	3,487
Research and development expenses	386	246
Total stock-based compensation expenses	$5,000	$4,411

As of December 31, 2023, the total compensation costs related to unvested awards not yet recognized is $4.7 million and the weighted average period over which it is expected to be recognized is approximately 1.6 years. During the years ended December 31, 2023 and 2022, the Company did not capitalize any stock-based compensation.

Equity Incentive Plans

During 2021, the Company’s board of directors and stockholders adopted the 2021 Incentive Plan which authorized additional  shares available for grants to officers, employees, non-employee directors and other key persons of the Company and its subsidiaries. As of December 31, 2023, there were approximately 3.1 million shares available for issuance under the 2021 Incentive Plan.

Restricted Stock Units with a Market Condition

The Company grants deferred awards of market condition restricted stock units (the “Market Condition RSUs”) to certain members of the Company’s management team. The vesting of the Market Condition RSUs is linked to the achievement of a relative total shareholder return (“TSR”) of the Company’s common stock measured from the earlier of (i) the measurement period as set out in the award agreement or (ii) upon a change of control (measured relative to the Nasdaq Biotechnology or Russell 2000 index and based on a 20-day trading average price) and is subject to a one-year holding period after vesting.

For Market Condition RSUs with a measurement period that concluded during the years ended December 31, 2023, the TSR of the Company’s common stock relative to the applicable index resulted in achieving 100% of the target. Market Condition RSUs outstanding as of December 31, 2023 remain subject to a TSR measurement which can result in vesting rates ranging from 0% to 150% of the target number.

The weighted average assumptions used in the valuation of the Market Condition RSUs granted during the years ended December 31, 2023 and 2022, are as follows:

	2023	2022
Volatility	56.8%	62.6%
Risk-free interest rate	4.6%	2.1%
Correlation coefficient	41.7%	41.5%
Dividend yield	-%	-%
Liquidity discount	14.1%	11.7%

The Company used historical volatility to calculate the expected volatility matching the expected holding period. The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates (risk-free) appropriate for the term of the award. Additionally, the Company assumes a liquidity discount to adjust the fair value for the one-year holding period post-vest restrictions.

Stock-Based Payment Awards

RSU and Market Condition RSU activity for  the years ended December 31, 2023 and 2022, is as follows:

			Condition
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Balance at December 31, 2021	1,141,164	$3.57	860,155	$3.13
Granted	918,870	4.64	320,272	5.08
Vested	(733,611)	4.08	(401,308)	2.11
Cancelled/Forfeited	(232,622)	4.44	(132,884)	4.21
Balance at December 31, 2022	1,093,801	$3.94	646,235	$4.51
Granted	1,350,125	2.87	558,958	2.61
Vested	(1,144,065)	3.38	(316,210)	4.01
Cancelled/Forfeited	(134,865)	3.71	(87,138)	4.64
Balance at December 31, 2023	1,164,996	$3.28	801,845	$3.37

Stock option activity for  the years ended December 31, 2023 and 2022, is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Aveage Remaining Contractual Term (years)	Average Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,404,816	$3.10
Exercised	(40,267)	2.64
Cancelled/Forfeited	(125,773)	2.77
Outstanding at December 31, 2022	1,238,776	$3.15
Exercised	(213,644)	2.38
Cancelled/Forfeited	(101,065)	2.71
Outstanding and Exerciseable at December 31, 2023	924,067	$3.37	3.4	$1,836

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.35 as of December 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised was $0.6 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There were 0.1 million and 0.2 million shares issued under the ESPP during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there were 0.3 million shares available for issuance under the ESPP.

13.	Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Instruments, equipment, software and accessories	$105,716	$108,165
Service, maintenance and warranty contracts	6,534	5,170
Total revenues	$112,250	$113,335

Revenues by timing of recognition are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Goods and services transferred at a point in time	$108,558	$111,927
Goods and services transferred over time	3,692	1,408
Total revenues	$112,250	$113,335

Revenues by geographic destination are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
United States	$48,205	$49,912
Europe	32,801	30,687
Greater China	18,488	16,393
Rest of the world	12,756	16,343
Total revenues	$112,250	$113,335

Contract Liabilities

The following tables provide details of contract liabilities as of the periods indicated:

	December 31,			December 31,
(in thousands)	2023	2022	Change	2022	2021	Change
Service contracts	$2,849	$1,530	$1,319	1,530	$1,976	$(446)
Customer advances	1,659	1,840	(181)	1,840	2,290	(450)
Total contract liabilities	$4,508	$3,370	$1,138	3,370	$4,266	$(896)

Changes in the Company’s contract liabilities are primarily due to the timing of receipt of payments under service and warranty contracts. During the years ended December 31, 2023 and 2022, the Company recognized revenue of $2.1 million and $2.5 million from contract liabilities existing at December 31, 2022 and 2021, respectively.

Provision for Expected Credit Losses on Receivables

Activity in the provision for expected losses on receivables is as follows:

	December 31,
(in thousands)	2023	2022
Balance, beginning of period	$191	$136
Provision for expected credit losses	29	62
Charge-offs and other	(60)	(7)
Balance, end of period	$160	$191

Concentrations

No customer accounted for more than 10% of the revenues for the years ended December 31, 2023 and 2022, or for more than 10% of net accounts receivable at December 31, 2023 and 2022.

Warranties

Activity in the product warranty accrual is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Balance at December 31, 2022	$268	$240
Expense	381	408
Warranty claims	(313)	(380)
Balance at December 31, 2023	$336	$268

14.	Income Tax

Income tax expense for the years ended December 31, 2023 and 2022, consisted of:

	Year Ended December 31,
(in thousands)	2023	2022
Current income tax expense:
Federal and state	$570	$641
Foreign	61	194
	631	835
Deferred income tax expense (benefit):
Federal and state	132	(468)
Foreign	96	(30)
	228	(498)
Total income tax expense	$859	$337

The effective tax rate for the year ended December 31, 2023 was (33.5)% as compared with (3.7)% for the same period in 2022. The difference between the Company’s effective tax rate year over year was primarily attributable to changes in the mix of pre-tax income and losses at individual subsidiaries, and the impact of changes in uncertain tax positions.

Income tax expense for the years ended December 31, 2023 and 2022, differed from the amount computed by applying the U.S. federal income tax rate of 21% to pre-tax loss as a result of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Income tax benefit computed at federal statutory tax rate	$(537)	$(1,927)
Increase (decrease) in income taxes resulting from:
Permanent differences, net	(89)	375
Non-deductible executive compensation	324	346
Global Intangible Low-Taxed Income (GILTI)	537	552
State income taxes, net of federal income tax benefit	(19)	(295)
Stock-based compensation	(329)	69
Tax credits	(51)	492
Net operating loss true-ups and expirations	1,140	431
Change in reserve for uncertain tax position	239	688
Impact of change to prior year tax accruals	(171)	(232)
Change in valuation allowance allocated to income tax	631	(102)
Other	(816)	(60)
Total income tax expense	$859	$337

Income tax expense is based on the following pre-tax (loss) income from operations:

	Year Ended December 31,
(in thousands)	2023	2022
Domestic	$(2,951)	$(9,099)
Foreign	395	(80)
Total	$(2,556)	$(9,179)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred income tax assets:
Inventory	$1,489	$1,696
Operating loss and credit carryforwards	11,550	14,883
Research and development	3,908	2,000
Employee retention credit	1,435	-
Lease liabilities	1,317	1,538
Accrued expenses	818	621
Stock compensation	670	675
Deferred interest expense	386	881
Other assets	934	726
Total gross deferred assets	22,507	23,020
Less: valuation allowance	(15,222)	(14,506)
Deferred tax assets	$7,285	$8,514

Deferred income tax liabilities:
Indefinite-lived intangible assets	$1,964	$1,914
Definite-lived intangible assets	3,733	4,875
Lease right-of-use assets	959	1,148
Employee benefit plans	569	579
Other liabilities	400	255
Total deferred tax liabilities	7,625	8,771
Deferred income tax liabilities, net	$(340)	$(257)

Deferred income tax assets and liabilities by classification on the consolidated balance sheets were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets (included in other long-term assets)	$436	$333
Deferred income tax liabilities	(776)	(590)
Deferred income tax liability, net	$(340)	$(257)

At December 31, 2023, the Company had state net operating loss carryforwards of $6.3 million, which expire between 2024 and 2043. The Company had net operating loss carryforwards of $7.8 million in certain foreign jurisdictions which may be carried forward indefinitely, partially offset by valuation allowances. The Company had $7.8 million of research and development tax credit carryforwards which begin to expire in 2024, and are partially offset by a reserve of $0.8 million for uncertain tax positions. The Company had a total of $2.7 million of state investment tax credit carryforwards, research and development tax credit carryforwards, and enterprise zone credit carryforwards, which begin to expire in 2024. In addition, the Company had a total of $0.4 million international R&D credits which begin to expire in 2037. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards or credits that a company may use in any one year in the event of a change in ownership under IRC Sections 382 or 383. As a result of various acquisitions in prior years, certain losses and credit carryforwards are subject to these limitations.

As of December 31, 2023 and 2022, the Company maintained a total valuation allowance of $15.2 million and $14.5 million, respectively, which relates to foreign, federal, and state deferred tax assets in both years. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022, was an increase of $0.7 million and a decrease of $0.2 million, respectively. During the year ended December 31, 2023, the Company increased the valuation allowance related to the estimate of realizability of German deferred tax assets and deferred tax assets related to the Employee Retention Credit, offset by the utilization and expiration of certain U.S. federal and state net operating losses and the expiration of certain U.S. credits.

As of December 31, 2023 and 2022, cash and cash equivalents held by the Company’s foreign subsidiaries were $2.1 million and $2.6 million, respectively. As of December 31, 2023, the Company has determined the potential income tax and withholding liability related to available cash balances at foreign subsidiaries to be immaterial.

A summary of activity of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2021	$1,332
Additions based on tax positions of prior years	534
Decreases based on tax positions of prior years	(34)
Additions based on tax positions of current year	237
Other decreases, net	(86)
Balance at December 31, 2022	1,983
Additions based on tax positions of prior years	13
Decreases based on tax positions of prior years	57
Additions based on tax positions of current year	245
Other decreases, net	(76)
Balance at December 31, 2023	$2,222

We expect the amount of unrecognized tax benefits to change within the next twelve months, including the release of reserves of approximately $0.4 million. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense, which has not been significant during the years ended December 31, 2023 and 2022, respectively.

With a few exceptions, the Company is no longer subject to income tax examinations by tax authorities in foreign jurisdictions for the years before 2019. In the U.S., the Company’s net operating loss and tax credit carryforward amounts remain subject to federal and state examination for tax years starting in 2004 as a result of tax losses incurred in prior years. There are currently no pending federal or state tax examinations.

15.	Commitments and Contingent Liabilities

In April 2022, the Company and HRGN executed a settlement with the plaintiffs in the HRGN Litigation (as defined below), which resolves all claims relating to the litigation as described in Note 16, Litigation Settlement.

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

In addition, the Company has entered into indemnification agreements with its directors. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2023.

The Company is subject to unclaimed property laws in the ordinary course of its business. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. The Company is currently undergoing an unclaimed property audit. Based on the current stage of the audits, the Company has not accrued any significant losses related to these audits as of December 31, 2023.

16.	Litigation Settlement

In April 2022, the Company and HRGN entered into a settlement of a litigation related to injuries allegedly caused by products produced by the Company and HRGN and utilized in connection with surgeries performed by third parties (the “HRGN Settlement”). The HRGN Settlement resolved and dismissed all claims by and between the parties. HRGN has indemnified the Company for all losses and expenses that the Company incurred in connection with such litigation and settlement.

In connection with the HRGN Settlement, in June 2022, HRGN issued 4,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to the Company in satisfaction of $4.0 million of its total indemnification obligations. The Company recorded the Series E Preferred Stock at an estimated fair value of $3.9 million using a Monte Carlo valuation simulation incorporating information from selected guideline companies. As of December 31, 2022, the book value of the shares of Series E Preferred Stock, inclusive of accrued dividends, was $4.1 million and was included in the consolidated balance sheet as a component of other long-term assets.

In April 2023, all of the shares of Series E Preferred Stock the Company held in HRGN were mandatorily converted into shares of HRGN common stock.

As of December 31, 2023, the Company held shares of HRGN common stock with an estimated fair value of $3.5 million, which are included in the consolidated balance sheet as a component of other long-term assets. During the year ended December 31, 2023, the Company recorded an unrealized loss related to these shares of $(0.6) million, which was recorded as other (expense) income, net, in the consolidated statements of operations. The Company determines the fair value of its HRGN common stock based on the closing price as quoted on the OTCQB Marketplace at the reporting date. Due to HRGN’s limited operating history, its overall financial condition and the limited trading volumes and liquidity of its common stock, the value of the Company’s investment in this common stock could fluctuate considerably or become worthless.

17.	Product Line Disposition

On February 17, 2023, the Company completed the disposition of its Hoefer product line for cash consideration of $0.5 million. The carrying value of assets sold was $0.1 million resulting in a gain on disposition of $0.4 million which is recorded in other (expense) income, net, in the consolidated statement of operations for the year ended December 31, 2023. Revenue and gross profit of this disposed product line included in the condensed consolidated statement of operations for the years ended December 31, 2023 and 2022, were not significant.

18.	Government Assistance

As there is no authoritative guidance under U.S. GAAP on accounting for grants to for profit business entities from government entities, the Company accounts for government assistance by analogy to International Accounting Standards Topic 20, Accounting for Government Grants and Disclosure of Government Assistance (IAS 20). Under IAS 20, grants related to income are presented as part of the consolidated statements of operations either as a deduction of the related expense or reported separately in other income.  The Company recognizes government assistance that supplements salaries or research activities as a reduction of the related operating expense over the period for which it is intended to compensate. Government assistance that is not directly related to expense reimbursement or relates to costs incurred in a previous fiscal period is recorded as other income.

For the years ended December 31, 2023 and 2022, the Company received $0.2 million and $0.7 million, respectively, under government assistance programs. The majority of the assistance was a result of the Company’s German subsidiaries participating in programs established to offset the negative impact of COVID-19 on profitability, to support employment during the COVID-19 pandemic, and to offset the costs of qualifying research and development activities.

In February 2024, the Company received and recorded $3.1 million for the Employee Retention Credit (“ERC”), which was enacted as part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) to provide financial incentives to eligible businesses to retain their workforce through the period of financial hardship resulting from the COVID-19 pandemic.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVARD BIOSCIENCE, INC.

Date: March 7, 2024	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES GREEN	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
James Green
/s/ JENNIFER COTE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2024
Jennifer Cote

/s/ KATHERINE A. EADE	Director	March 7, 2024
Katherine A. Eade

/s/ ALAN EDRICK	Director	March 7, 2024
Alan Edrick

/s/ THOMAS W. LOEWALD	Director	March 7, 2024
Thomas W. Loewald

/s/ BERTRAND LOY	Director	March 7, 2024
Bertrand Loy

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit	Description	Method of Filing

2.1§	Separation and Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Exhibit to the Current Report on Form 8-K filed November 6, 2013, and incorporated by reference thereto.

3.1	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Exhibit to the Registration Statement on Form S-1/A (File No. 333-45996) (filed November 9, 2000) and incorporated by reference thereto.

3.2	Amended and Restated By-laws of Harvard Bioscience, Inc.	Exhibit to the Registration Statement on Form S-1/A (File No. 333-45996) (filed November 9, 2000) and incorporated by reference thereto.

3.3	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007).	Exhibit to the Current Report on Form 8-K (filed November 1, 2007) and incorporated by reference thereto.

4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.	Exhibit to the Registration Statement on Form S-1/A (File No. 333-45996) (filed November 9, 2000) and incorporated by reference thereto.

4.2	Description of Securities.	Exhibit to the Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto.

10.1 #	Harvard Bioscience, Inc. Fourth Amended and Restated 2000 Stock Option and Incentive Plan.	Exhibit to the Quarterly Report on Form 10-Q filed August 10, 2020, and incorporated by reference thereto.

10.2	Harvard Bioscience, Inc. Employee Stock Purchase Plan, as amended.	Disclosed as Appendix A to the Proxy Statement on Schedule 14A filed April 7, 2022, and incorporated by reference thereto.

10.3	Form of Director Indemnification Agreement.	Exhibit to the Quarterly Report on Form 10-Q filed May 8, 2020, and incorporated by reference thereto.

10.4 +	Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.	Exhibit to the Annual Report on Form 10-K filed March 9, 2023, and incorporated by reference thereto.

10.5 #	Form of Incentive Stock Option Agreement (Executive Officers).	Exhibit to the Annual Report on Form 10-K filed March 16, 2006, and incorporated by reference thereto.

10.6 #	Form of Non-Qualified Stock Option Agreement (Executive Officers).	Exhibit to the Annual Report on Form 10-K filed March 16, 2006, and incorporated by reference thereto.

10.7 #	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).	Exhibit to the Annual Report on Form 10-K filed March 16, 2006, and incorporated by reference thereto.

10.8 #	Form of Deferred Stock Award Agreement.	Exhibit to the Annual Report on Form 10-K filed March 16, 2011, and incorporated by reference thereto.

10.9 #	Form of Market Condition Deferred Stock Award Agreement.	Exhibit to the Annual Report on Form 10-K filed March 16, 2020, and incorporated by reference thereto.

10.10 #	Employment Agreement between Harvard Bioscience, Inc. and James Green.	Exhibit to the Current Report on Form 8-K filed July 8, 2019, and incorporated by reference thereto.

10.11#	Employment Agreement between Jennifer Cote and the Company dated June 19, 2023	Exhibit to the Current Report on Form 8-K filed June 20, 2023, and incorporated by reference thereto.

10.12	Consulting Agreement, dated as of March 2, 2020, by and between Harvard Bioscience, Inc. and Chane Graziano.	Exhibit to the Current Report on Form 8-K filed March 6, 2020, and incorporated by reference thereto.

10.13	Credit Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., as borrower, the lenders party thereto, and Citizens Bank, N.A., as administrative agent.	Exhibit to the Current Report on Form 8-K filed December 23, 2020, and incorporated by reference thereto.

10.14

Pledge and Security Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.

Exhibit to the Current Report on Form 8-K filed December 23, 2020, and incorporated by reference thereto.

10.15

First Amendment to Credit Agreement and Amendment to Pledge and Security Agreement, dated April 28, 2022, among Harvard Bioscience, Inc., Citizens Bank, N.A., as the administrative agent, and the lenders party thereto.

Exhibit to the Current Report on Form 8-K filed April 28, 2022, and incorporated by reference thereto.

10.16

Second Amendment to Credit Agreement and Amendment to Pledge and Security Agreement, dated November 8, 2022, among Harvard Bioscience, Inc., Citizens Bank, N.A., as the administrative agent, and the lenders party thereto.

Exhibit to the Form 10-Q filed November 9, 2022, and incorporated by reference thereto.

10.17	Guarantee Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.	Exhibit to the Current Report on Form 8-K filed December 23, 2020, and incorporated by reference thereto.

10.18#	Harvard Bioscience, Inc. 2021 Incentive Plan.	Exhibit to the Current Report on Form 8-K filed May 19, 2021, and incorporated by reference thereto.

10.19#	Form of Performance RSU Award Agreement - 2021 Incentive Plan.	Exhibit to the Annual Report on Form 10-K filed March 11, 2022, and incorporated by reference thereto.

10.20#	Form of Time-Based RSU Awards Agreement – 2021 Incentive Plan.	Exhibit to the Annual Report on Form 10-K filed March 11, 2022, and incorporated by reference thereto.

10.21#	Form of RSU Award for Directors – 2021 Incentive Plan.	Exhibit to the Annual Report on Form 10-K filed March 11, 2022, and incorporated by reference thereto.

10.22#	Separation Agreement and Release between Harvard Bioscience, Inc. and Ken Olson, dated as of January 26, 2022.	Exhibit to the Current Report on Form 8-K filed January 28, 2022, and incorporated by reference thereto.

10.23#	Separation Agreement and Release between Harvard Bioscience, Inc. and Michael Rossi, dated January 18, 2023	Exhibit to the Current Report on Form 8-K filed January 19, 2023, and incorporated by reference thereto.

21.1	Subsidiaries of the Registrant	Filed with this report

23.1	Consent of Grant Thornton LLP	Filed with this report

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

32.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

97	Harvard Bioscience Inc., Dodd-Frank Clawback Policy	Filed with this report

101.INS	Inline XBRL Instance Document	Filed with this report

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this report

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with this report

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

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