Form 10-Q
period 2024-06-30
HARVARD BIOSCIENCE INC
filed 2024-08-08
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 43,610,883 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,048	$4,283
Accounts receivable, net	12,486	16,099
Inventories	25,130	24,716
Other current assets	4,766	3,940
Total current assets	46,430	49,038
Property, plant and equipment, net	4,758	3,981
Operating lease right-of-use assets	4,420	4,773
Goodwill	56,627	57,065
Intangible assets, net	13,441	16,036
Other long-term assets	3,236	6,473
Total assets	$128,912	$137,366
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,720	$5,859
Accounts payable	5,711	5,554
Contract liabilities	4,010	4,508
Other current liabilities	9,180	10,621
Total current liabilities	22,621	26,542
Long-term debt, net	31,960	30,704
Deferred tax liability	764	776
Operating lease liabilities	4,713	4,794
Other long-term liabilities	1,607	1,476
Total liabilities	61,665	64,292
Commitments and contingencies - Note 13
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 43,610,883 shares issued and outstanding at June 30, 2024; 43,394,509shares issued and outstanding at December 31, 2023	436	434
Additional paid-in-capital	234,905	232,435
Accumulated deficit	(153,226)	(145,605)
Accumulated other comprehensive loss	(14,868)	(14,190)
Total stockholders' equity	67,247	73,074
Total liabilities and stockholders' equity	$128,912	$137,366

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$23,097	$28,759	$47,609	$58,734
Cost of revenues	9,879	12,086	19,619	23,715
Gross profit	13,218	16,673	27,990	35,019

Sales and marketing expenses	5,395	6,178	11,299	12,156
General and administrative expenses	5,686	5,353	11,649	11,687
Research and development expenses	2,626	2,957	5,511	5,854
Amortization of intangible assets	1,331	1,389	2,664	2,777
Other operating expenses – Note 1	249	-	1,215	-
Total operating expenses	15,287	15,877	32,338	32,474

Operating (loss) income	(2,069)	796	(4,348)	2,545

Other income (expense):
Interest expense	(749)	(941)	(1,500)	(1,915)
Loss on equity securities - Note 6	(281)	(1,581)	(1,593)	(1,581)
Other (expense) income, net	(181)	(372)	(323)	60
Total other expense	(1,211)	(2,894)	(3,416)	(3,436)

Loss before income taxes	(3,280)	(2,098)	(7,764)	(891)
Income tax benefit	(353)	(1,118)	(143)	(533)
Net loss	$(2,927)	$(980)	$(7,621)	$(358)

Loss per share:
Basic and diluted	$(0.07)	$(0.02)	$(0.18)	$(0.01)

Weighted-average common shares:
Basic and diluted	43,486	42,354	43,443	42,204

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(2,927)	$(980)	$(7,621)	$(358)
Other comprehensive income (loss):
Foreign currency translation adjustments	(128)	152	(911)	989
Derivative instruments qualifying as cash flow hedges, net of tax	34	449	233	9
Other comprehensive (loss) income	(94)	601	(678)	998
Comprehensive (loss) income	$(3,021)	$(379)	$(8,299)	$640

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at March 31, 2024	43,421	$434	$233,451	$(150,299)	$(14,774)	$68,812
Stock option exercises	4	-	13	-	-	13
Stock purchase plan	72	1	175	-	-	176
Vesting of restricted stock units	116	1	-	-	-	1
Shares withheld for taxes	(2)	-	(12)	-	-	(12)
Stock-based compensation expense	-	-	1,278	-	-	1,278
Net loss	-	-	-	(2,927)	-	(2,927)
Other comprehensive loss	-	-	-	-	(94)	(94)
Balance at June 30, 2024	43,611	$436	$234,905	$(153,226)	$(14,868)	$67,247

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at March 31, 2023	42,190	$455	$230,108	$(141,568)	$(14,655)	$74,340
Stock option exercises	173	2	403	-	-	405
Stock purchase plan	91	-	215	-	-	215
Vesting of restricted stock units	287	-	-	-	-	-
Shares withheld for taxes	(54)	-	(295)	-	-	(295)
Stock-based compensation expense	-	-	1,102	-	-	1,102
Net loss	-	-	-	(980)	-	(980)
Other comprehensive income	-	-	-	-	601	601
Balance at June 30, 2023	42,687	$457	$231,533	$(142,548)	$(14,054)	$75,388

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	43,395	$434	$232,435	$(145,605)	$(14,190)	$73,074
Stock option exercises	8	-	28	-	-	28
Stock purchase plan	72	1	175	-	-	176
Vesting of restricted stock units	150	1	-	-	-	1
Shares withheld for taxes	(14)	-	(59)	-	-	(59)
Stock-based compensation expense	-	-	2,326	-	-	2,326
Net loss	-	-	-	(7,621)	-	(7,621)
Other comprehensive loss	-	-	-	-	(678)	(678)
Balance at June 30, 2024	43,611	$436	$234,905	$(153,226)	$(14,868)	$67,247

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	42,082	$454	$229,008	$(142,190)	$(15,052)	$72,220
Stock option exercises	212	3	506	-	-	509
Stock purchase plan	91	-	215	-	-	215
Vesting of restricted stock units	412	-	-	-	-	-
Shares withheld for taxes	(110)	-	(451)	-	-	(451)
Stock-based compensation expense	-	-	2,255	-	-	2,255
Net loss	-	-	-	(358)	-	(358)
Other comprehensive income	-	-	-	-	998	998
Balance at June 30, 2023	42,687	$457	$231,533	$(142,548)	$(14,054)	$75,388

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,621)	$(358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	831	665
Amortization of intangible assets	2,751	2,777
Amortization of deferred financing costs	140	140
Stock-based compensation expense	2,326	2,255
Deferred income taxes and other	407	86
Loss on equity securities - Note 6	1,593	1,581
Gain on sale of product line - Note 14	-	(403)
Changes in operating assets and liabilities:
Accounts receivable	3,458	(68)
Inventories	(1,748)	398
Other assets	(813)	(1,268)
Accounts payable and other current liabilities	170	(270)
Contract liabilities	(498)	445
Other liabilities	(439)	(616)
Net cash provided by operating activities	557	5,364
Cash flows from investing activities:
Additions to property, plant and equipment	(1,463)	(741)
Capitalized software development costs	(223)	(108)
Proceeds from sale of product line	-	512
Proceeds from sale of marketable equity securities	1,919	-
Net cash provided by (used in) investing activities	233	(337)
Cash flows from financing activities:
Borrowing from revolving line of credit	5,550	2,500
Repayment of revolving line of credit	(2,550)	(5,450)
Repayment of term debt	(4,023)	(2,591)
Proceeds from exercise of stock options and employee stock purchase plan	204	724
Taxes paid related to net share settlement of equity awards	(59)	(451)
Net cash used in financing activities	(878)	(5,268)
Effect of exchange rate changes on cash	(147)	57
Decrease in cash and cash equivalents	(235)	(184)
Cash and cash equivalents at beginning of period	4,283	4,508
Cash and cash equivalents at end of period	$4,048	$4,324
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,515	$2,148
Cash paid for income taxes, net of refunds	$131	$115

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2023 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2024, results of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023, as applicable, have been made. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.

Use of Estimates

The preparation of financial statements in conformity with generally U.S. GAAP requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for income taxes, credit losses on receivables, and defined benefit pension obligations. Estimates are also required to evaluate the value for inventories reported at lower of cost or net realizable value, stock-based compensation expense, and the recoverability of long-lived and intangible assets, including goodwill. On an ongoing basis, the Company reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Other Operating Expenses

The components of other operating expenses for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2024
Restructuring expenses (see Note 15)	$396	$396
Unclaimed property audits (credit) expense (see Note 13)	(147)	347
Employee retention credit fees (see Note 5)	-	472
Total other operating expenses	$249	$1,215

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

Basic earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the number of weighted average shares of common stock outstanding during the period. The calculation of diluted earnings per share assumes conversion of stock options and restricted stock units into common stock using the treasury method, unless the effect is antidilutive.

The following table summarizes the calculation of basic and diluted net loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(2,927)	$(980)	$(7,621)	$(358)
Weighted average shares outstanding - basic	43,486	42,354	43,443	42,204
Dilutive effect of equity awards	-	-	-	-
Weighted average shares outstanding - diluted	43,486	42,354	43,443	42,204
Basic loss per share	$(0.07)	$(0.02)	$(0.18)	$(0.01)
Diluted loss per share	$(0.07)	$(0.02)	$(0.18)	$(0.01)
Shares excluded from diluted loss per share
due to their anti-dilutive effect	3,993	4,286	3,600	3,795

3.	Revenues

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2024 and 2023:

Revenues by type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Instruments, equipment, software and accessories	$21,292	$27,268	$44,051	$55,761
Service, maintenance and warranty contracts	1,805	1,491	3,558	2,973
Total revenues	$23,097	$28,759	$47,609	$58,734

Revenues by timing of recognition were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Goods and services transferred at a point in time	$21,983	$27,636	$45,726	$56,942
Goods and services transferred over time	1,114	1,123	1,883	1,792
Total revenues	$23,097	$28,759	$47,609	$58,734

Revenue by geographic destination were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$10,805	$12,336	$21,788	$24,638
Europe	6,535	9,332	13,113	16,773
Greater China	3,249	4,136	7,631	10,335
Rest of the world	2,508	2,955	5,077	6,988
Total revenues	$23,097	$28,759	$47,609	$58,734

Contract Liabilities

The following table provides details of contract liabilities as of the periods indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023	Change	Percentage
Service, maintenance and warranty contracts	$2,534	$2,849	$(315)	-11.1%
Customer advances	1,476	1,659	(183)	-11.0%
Total contract liabilities	$4,010	$4,508	$(498)	-11.0%

Changes in the Company’s contract liabilities are primarily due to the timing of receipt of payments under service, maintenance and warranty contracts and lower sales volumes. During the three months ended June 30, 2024 and 2023, the Company recognized revenue of $1.0 million and $0.6 million from contract liabilities existing at December 31, 2023 and 2022, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $2.6 million and $1.6 million from contract liabilities existing at December 31, 2023 and 2022, respectively.

Provision for Expected Credit Losses on Receivables

Activity in the provision for expected losses on receivables was as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance, beginning of period	$160	$191
Provision for expected credit losses	46	18
Charge-offs and other	(29)	(55)
Balance, end of period	$177	$154

Concentrations

No customer accounted for more than 10% of revenues for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of net accounts receivable.

Warranties

Activity in the product warranties accrual was as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance, beginning of period	$336	$268
Provision for warranties	231	147
Warranty claims	(196)	(114)
Balance, end of period	$371	$301

4.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2024 was as follows:

(in thousands)
Carrying amount at December 31, 2023	$57,065
Effect of change in currency translation	(438)
Carrying amount at June 30, 2024	$56,627

Intangible assets at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024			December 31, 2023
(in thousands)		Accumulated			Accumulated
Amortizable intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$15,785	$(10,051)	$5,734	$16,038	$(9,706)	$6,332
Technology and software development	35,102	(28,810)	6,292	35,007	(27,029)	7,978
Trade names and patents	7,519	(6,304)	1,215	7,613	(6,094)	1,519
Total amortizable intangible assets	$58,406	$(45,165)	$13,241	$58,658	$(42,829)	$15,829
Indefinite-lived intangible assets:			200			207
Total intangible assets			$13,441			$16,036

Intangible asset amortization expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$43	$-	$87	$-
Operating expense	1,331	1,389	2,664	2,777
Total amortization of intangible assets	$1,374	$1,389	$2,751	$2,777

As of June 30, 2024, estimated future amortization expense of amortizable intangible assets is as follows:

(in thousands)
2024 (remainder of the year)	$2,674
2025	4,195
2026	2,534
2027	1,263
2028	1,239
Thereafter	1,336
Total	$13,241

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:
(in thousands)	June 30, 2024	December 31, 2023
Finished goods	$5,491	$5,120
Work in process	3,296	4,188
Raw materials	16,343	15,408
Total	$25,130	$24,716

Other Current Liabilities:
(in thousands)	June 30, 2024	December 31, 2023
Compensation	$2,384	$3,929
Customer credits	1,105	3,201
Current portion of operating lease liabilities	1,058	1,416
Employee retention credit funds	3,154	-
Professional fees	372	499
Warranty costs	371	336
Other	736	1,240
Total	$9,180	$10,621

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) provided an employee retention credit (“ERC”) that was a refundable tax credit against certain employer taxes. The Company elected to account for the credit as a government grant. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities from government entities, the Company accounts for government assistance by analogy to International Accounting Standards Topic 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under IAS 20, government grants are recognized when there is reasonable assurance that the grant will be received and that all conditions related to the grant will be met.

The Company received ERC refunds of $3.2 million during the six months ended June 30, 2024. Due to the subjectivity of the credit, the Company has included the refunds received in other current liabilities in the consolidated balance sheet as of June 30, 2024, subject to a determination that the refunds are recognizable.

The Company engaged a professional services firm under a commission fee arrangement to assist with determining the Company’s eligibility to claim the ERC refunds and accumulating the necessary support that was used as a basis in the filing. During the six months ended June 30, 2024, the Company paid fees of $0.5 million for these services, which are included in other operating expenses in the consolidated statement of operations.

6.	Marketable Equity Securities

In April 2023, the Company received shares of common stock of Harvard Apparatus Regenerative Technology, Inc. (“HRGN”, formerly known as Biostage, Inc.) in connection with settlement of indemnification obligations related to litigation which was resolved during the year ended December 31, 2022. These shares had an estimated fair value $3.5 million and are included in the consolidated balance sheet as a component of other long-term assets as of December 31, 2023.

During the six months ended June 30, 2024, the Company sold all of its remaining HRGN shares. The Company received cash proceeds of $1.4 million and $1.9 million from HRGN shares sold during the three and six months ended June 30, 2024, respectively. The Company recorded losses on equity securities of $0.3 million and $1.6 million during the three and six months ended June 30, 2024, respectively.

7.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$508	$483	$1,019	$1,026
Short-term lease cost	52	64	102	131
Sublease income	(26)	(26)	(51)	(51)
Total lease cost	$534	$521	$1,070	$1,106

Supplemental cash flow information related to the Company's operating leases is as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,162	$1,201
Right-of-use assets obtained in exchange for lease obligations	443	95

Supplemental balance sheet information related to the Company’s operating leases is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$4,420	$4,773

Current portion, operating lease liabilities	$1,058	$1,416
Operating lease liabilities, long-term	4,713	4,794
Total operating lease liabilities	$5,771	$6,210

Weighted average remaining lease term (years)	6
Weighted average discount rate	9.4%

Future minimum lease payments for operating leases, with initial terms in excess of one year at June 30, 2024, are as follows:

(in thousands)
2024 (remainder of the year)	$879
2025	1,278
2026	1,175
2027	1,138
2028	1,116
Thereafter	1,956
Total lease payments	7,542
Less imputed interest	(1,771)
Total operating lease liabilities	$5,771

8.	Long-Term Debt

As of June 30, 2024 and December 31, 2023, the Company’s borrowings were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Long-term debt:
Term loan	$26,700	$30,723
Revolving line	9,400	6,400
Less: unamortized deferred financing costs	(420)	(560)
Total debt	35,680	36,563
Less: current portion of long-term debt	(4,000)	(6,139)
Current unamortized deferred financing costs	280	280
Long-term debt	$31,960	$30,704

The Company maintains a Credit Agreement (as amended, the “Credit Agreement”) with Citizens Bank, N.A., Wells Fargo Bank, National Association, and First Citizens Bank & Trust Company (together, the “Lenders”). The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million senior revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly-owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Credit Facility. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of Harvard Bioscience, Inc., and each guarantor (including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries). Issuance costs of $1.4 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Available and unused borrowing capacity under the revolving line of credit was $5.4 million as of June 30, 2024, based on the Credit Agreement, as amended on August 6, 2024 (the “August 2024 Amendment”), as described below. Total revolver borrowing capacity is limited by the consolidated net leverage ratio as defined under the amended Credit Agreement.

Borrowings under the Credit Facility will, at the option of the Company, bear interest at either (i) a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a “SOFR Loan”), or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement (an “ABR Loan”). SOFR interest under the Credit Agreement is subject to applicable market rates and a floor of 0.50%. The alternative base rate is based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. Pursuant to the August 2024 Amendment, the applicable interest rate margin varies from 2.0% per annum to 3.75% per annum for SOFR Loans, and from 1.5% per annum to 3.5% per annum for ABR Loans, in each case depending on the Company’s consolidated net leverage ratio, and is determined in accordance with a pricing grid set forth in the Credit Agreement. There are no prepayment penalties in the event the Company elects to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to SOFR Loan breakage and redeployment costs in certain circumstances.

The effective interest rate on the Company borrowings for the three months ended June 30, 2024 and 2023, was 7.9% and 8.3%, respectively, and for the six months ended June 30, 2024 and 2023, was 7.8% and 8.1%, respectively. The weighted average interest rate as of June 30, 2024, net of the effect of the Company’s interest rate swaps, was 7.7%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

As of June 30, 2024, the term loan requires quarterly installment payments of $1.0 million with a balloon payment at maturity on December 22, 2025. Furthermore, within ninety days after the end of the Company’s fiscal year, the term loan may be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep”, as defined in the Credit Agreement, provided that, in any fiscal year, any voluntary prepayments of the term loan shall be credited against the Company’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such fiscal year. As of December 31, 2023, the current portion of long-term debt included amounts due under the excess cash flow sweep of $2.0 million which was paid on March 29, 2024. Amounts outstanding under the revolving credit facility can be repaid at any time but are due in full at maturity.

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

In March 2024, the Company entered into an amendment to the Credit Agreement pursuant to which the Lenders and administrative agent modified the definition of Consolidated EBITDA used in the calculation of certain financial covenants to adjust for charges related to an abandoned property audit (see Note 13) and commission fees expected to be paid in connection with the ERC filings (see Note 5).

On August 6, 2024, the Company entered into an amendment to the Credit Agreement that, among other things, modifies the financial covenants relating to the consolidated net leverage ratio and consolidated fixed charge coverage ratio through the period ended December 31, 2024. The amendment also adds a net leverage ratio requirement with respect to additional borrowing under the Company’s revolving credit facility and restrictions on certain additional indebtedness and investments, in each case until the Company delivers to the Lenders the Company’s financial statements for the fiscal year ending December 31, 2024. In addition, until delivery of the financial statements, the applicable interest rate margin will be increased by 50bps during such time as the Company’s consolidated net leverage ratio is greater than 3.0. The Company paid fees of $0.2 million to the Lenders in connection with the amendment. As a result of the August 2024 Amendment, the Company is in compliance with the financial covenants of the Credit Agreement.

9.	Derivatives

In February 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to its variable, SOFR-based debt. The swap contract had a notional amount of $24.5 million as of June 30, 2024 and matures on December 22, 2025. This swap contract effectively converts the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%. The swap contract does not impact the additional interest related to the applicable interest rate margin as discussed above in Note 8, Long-Term Debt. The swap contract is considered an effective cash flow hedge, and as a result, net gains or losses are reported as a component of other comprehensive income (“OCI”) in the consolidated financial statements and are reclassified when the underlying hedged interest impacts earnings. An assessment is performed quarterly to evaluate the ongoing hedge effectiveness.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of June 30, 2024 and December 31, 2023:

(in thousands)		June 30, 2024		December 31, 2023
Derivatives Instruments	Balance Sheet Classification	Notional Amount	Fair Value (a)	Notional Amount	Fair Value (a)
Interest rate swap	Other long-term assets (liabilities)	$24,482	$34	$27,375	$(199)

(a) See Note 10 for the fair value measurements related to these financial instruments.

The effect of the cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
Derivatives Qualifying as Hedges, net of tax (in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gain recognized in OCI on derivatives (effective portion)	$34	$449	$233	$9
Gain reclassified from accumulated OCI to interest expense	44	26	91	26

10.	Fair Value Measurements

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2024
Assets (Liabilities) (in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap agreement	$-	$34	$-	$-

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities - common stock	$3,511	$-	$-	$3,511
Interest rate swap agreement	$-	$(199)	$-	$(199)

The Company uses the market approach technique to value its financial liabilities. The Company’s financial assets and liabilities carried at fair value include, when applicable, investments in common stock and derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s investment in HRGN common stock (see Note 6) was based on the closing price per the OTCQB Marketplace at the reporting date. The fair value of the Company’s interest rate swap agreement was based on SOFR yield curves at the reporting date.

11.	Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$66	$95	$118	$164
Sales and marketing expenses	159	195	289	340
General and administrative expenses	927	704	1,698	1,573
Research and development expenses	126	108	221	178
Total stock-based compensation expense	$1,278	$1,102	$2,326	$2,255

As of June 30, 2024, the total compensation costs related to unvested awards not yet recognized was $7.8 million and the weighted average period over which it is expected to be recognized is approximately 2.0 years. The Company did not capitalize any stock-based compensation.

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2024 was as follows:

			Market-		Performance-
	Time-Based		Based		Based
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Balance at December 31, 2023	1,164,996	$3.28	801,845	$3.37	-	$-
Granted	981,540	4.00	-	-	375,895	4.19
Vested	(150,383)	4.95	-	-	-	-
Forfeited	(41,383)	3.61	-	-	-	-
Balance at June 30, 2024	1,954,770	$3.51	801,845	$3.37	375,895	$4.19

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

Stock option activity for the six months ended June 30, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2023	924,067	$3.37
Exercised	(7,848)	3.58
Cancelled/Forfeited	(19,266)	4.46
Outstanding and exercisable at June 30, 2024	896,953	$3.35	3.00	$91

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.85 as of the last trading day of the reporting period, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024, was not significant.

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

The income tax benefit was $0.4 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and was $0.1 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rates of 10.8% and 1.8% for the three and six months ended June 30, 2024, respectively, were lower than the U.S. statutory rate primarily due to the inclusion of non-deductible executive compensation and changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company’s effective tax rates of 53.3% and 59.8% for the three and six months ended June 30, 2023 were higher than the U.S. statutory rate primarily due to a Global Intangible Low-Taxed Income (“GILTI”) inclusion to taxable income and changes in valuation allowances. The Company has valuation allowances against substantially all of its tax credit carryforwards.

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

In addition, the Company has entered into indemnification agreements with its directors and officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2024.

The Company is subject to unclaimed property laws in the ordinary course of its business.  State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. The Company recorded a credit of $(0.1) million and an expense of $0.3 million during the three and six months ended June 30, 2024, respectively, related to unclaimed property audits which have been included in other operating expenses in the consolidated statement of operations.

14.	Product Line Disposition

In February 2023, the Company sold its Hoefer product line for $0.5 million. The carrying value of assets sold was $0.1 million resulting in a gain on disposition of $0.4 million which was recorded in other income, net in the consolidated statement of operations for the six months ended June 30, 2023. Revenue and gross profit of this disposed product line included in the condensed consolidated statement of operations for the six months ended June 30, 2023 were not significant.

15.	Restructuring and Other Exit Costs

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

During the three and six months ended June 30, 2024, the Company completed a restructuring and incurred expenses of $0.4 million, primarily consisting of severance incurred in connection with headcount reductions in Europe and North America. The changes in the accrued liability for restructuring and other charges for the six months ended June 30, 2024 were as follows:

(in thousands)	Inventory-Related	Severance	Total
Balance at December 31, 2023	$84	$-	$84
Restructuring and other exit costs	41	396	437
Non-cash charges	(27)	-	(27)
Cash payments	(98)	(320)	(418)
Balance at June 30, 2024	$-	$76	$76

The inventory-related costs are included in cost of revenues and the severance costs have been included as a component of other operating expenses (see Note 1).

16.	Subsequent Event

On August 6, 2024, the Company entered into the August 2024 Amendment to the Credit Agreement as described in Note 8 – Long-Term Debt.

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

Selected Results of Operations

Three months ended June 30, 2024, compared to three months ended June 30, 2023

	Three Months Ended June 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue
Revenues	$23,097		$28,759
Gross profit	13,218	57.2%	16,673	58.0%
Sales and marketing expenses	5,395	23.4%	6,178	21.5%
General and administrative expenses	5,686	24.6%	5,353	18.6%
Research and development expenses	2,626	11.4%	2,957	10.3%
Amortization of intangible assets	1,331	5.8%	1,389	4.8%
Other operating expenses	249	1.1%	-	-
Interest expense	749	3.2%	941	3.3%
Loss on equity securities	281	1.2%	1,581	5.5%
Income tax benefit	(353)	-1.5%	(1,118)	-3.9%

Revenues

Revenues decreased $5.7 million, or 19.7%, to $23.1 million for the three months ended June 30, 2024, compared to $28.8 million for the three months ended June 30, 2023. The decrease in revenue was primarily due to softening of worldwide demand compared to a strong second quarter in 2023 as well as decreased sales of preclinical products from contract research organizations (CRO’s).

Gross profit

Gross profit decreased $3.5 million, or 20.7%, to $13.2 million for the three months ended June 30, 2024, compared with $16.7 million for the three months ended June 30, 2023, primarily due to the decrease in revenues. Gross margin decreased to 57.2% for the three months ended June 30, 2024, compared with 58.0% for the three months ended June 30, 2023. The decrease in gross margin was primarily the result of under-absorption of fixed manufacturing overhead costs due to the decrease in revenues and lower mix of high margin products.

Sales and marketing expenses

Sales and marketing expenses decreased $0.8 million, or 12.7%, to $5.4 million for the three months ended June 30, 2024, compared with $6.2 million for the three months ended June 30, 2023. The decrease was primarily due to lower compensation and travel costs.

General and administrative expenses

General and administrative expenses increased $0.3 million, or 6.2%, to $5.7 million for the three months ended June 30, 2024, compared with $5.4 million for the three months ended June 30, 2023. The increase was primarily due to higher stock-based compensation expense as a result of forfeitures during the prior year period.

Research and development expenses

Research and development expenses decreased $0.4 million, or 11.2%, to $2.6 million for the three months ended June 30, 2024, compared with $3.0 million for the three months ended June 30, 2023. The decrease was primarily due to lower compensation costs.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses was $1.3 million for the three months ended June 30, 2024, compared with $1.4 million for the three months ended June 30, 2023.

Other operating expenses

Other operating expenses for the three months ended June 30, 2024 was $0.2 million and included $0.4 million of restructuring costs in connection with headcount reductions in Europe and North America, which was partially offset by a credit of $0.1 million related to closure of an unclaimed property audit.

Interest expense

Interest expense decreased $0.2 million, or 20.4%, to $0.7 million for the three months ended June 30, 2024, compared with $0.9 million for the three months ended June 30, 2023. The decrease was primarily due to lower average borrowings during the period.

Loss on equity securities

As of March 31, 2024, we held shares of common stock of HRGN with an estimated fair value of $1.7 million. These shares were received in April 2023 in connection with settlement of indemnification obligations related to litigation which was resolved during the year ended December 31, 2022. During the three months ended June 30, 2024, we sold all of our remaining HRGN shares for $1.4 million and recorded a loss of $0.3 million.

Income tax benefit

The income tax benefit was $0.4 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 were 10.8% and 53.3%, respectively. The lower effective tax rate during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was related to a decrease in the Global Intangible Low Tax Income (“GILTI”) inclusion. The effective tax rate for both the second quarters of 2024 and 2023 differed from the U.S. statutory rate primarily due to the inclusion of non-deductible executive compensation and changes in valuation allowances associated with our assessment of the likelihood of the recoverability of deferred tax assets.

Six months ended June 30, 2024, compared to six months ended June 30, 2023

	Six Months Ended June 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue
Revenues	$47,609		$58,734
Gross profit	27,990	58.8%	35,019	59.6%
Sales and marketing expenses	11,299	23.7%	12,156	20.7%
General and administrative expenses	11,649	24.5%	11,687	19.9%
Research and development expenses	5,511	11.6%	5,854	10.0%
Amortization of intangible assets	2,664	5.6%	2,777	4.7%
Other operating expenses	1,215	2.6%	-	-
Interest expense	1,500	3.2%	1,915	3.3%
Loss on equity securities	1,593	3.3%	1,581	2.7%
Income tax benefit	(143)	-0.3%	(533)	-0.9%

Revenues

Revenues decreased $11.1 million, or 18.9%, to $47.6 million for the six months ended June 30, 2024, compared to $58.7 million for the six months ended June 30, 2023. The decrease in revenue was primarily due to softening worldwide demand compared to a strong first half in 2023 as well as decreased sales of preclinical products from CRO’s.

Gross profit

Gross profit decreased $7.0 million, or 20.1%, to $28.0 million for the six months ended June 30, 2024 compared with $35.0 million for the six months ended June 30, 2023, primarily due to the decrease in revenues. Gross margin decreased to 58.8% for the six months ended June 30, 2024, compared with 59.6% for the six months ended June 30, 2023. The decrease in gross margin was primarily the result of under-absorption of manufacturing overhead costs due to the decrease in revenues.

Sales and marketing expenses

Sales and marketing expenses decreased $0.9 million, or 7.1%, to $11.3 million for the six months ended June 30, 2024, compared with $12.2 million for the six months ended June 30, 2023. The decrease was primarily due to lower compensation and travel costs.

General and administrative expenses

General and administrative expenses remained relatively unchanged and were $11.6 million for the six months ended June 30, 2024, compared with $11.7 million for the six months ended June 30, 2023. Decreases in compensation during the period were partially offset by increases in professional fees.

Research and development expenses

Research and development expenses decreased $0.4 million, or 5.9%, to $5.5 million for the six months ended June 30, 2024, compared with $5.9 million for the six months ended June 30, 2023. The decrease was primarily due to lower compensation costs.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses remained relatively unchanged and were $2.7 million for the six months ended June 30, 2024, compared with $2.8 million for the six months ended June 30, 2023.

Other operating expenses

Other operating expenses for the six months ended June 30, 2024, were $1.2 million and included a fee of $0.5 million in connection with the receipt of employee retention credits, $0.3 million related to settlement of an unclaimed property audit, and restructuring costs of $0.4 million in connection with headcount reductions in Europe and North America.

Interest expense

Interest expense decreased $0.4 million, or 21.7%, to $1.5 million for the six months ended June 30, 2024, compared with $1.9 million for the six months ended June 30, 2023. The decrease was primarily due to lower average borrowings during the period.

Loss on equity securities

As of December 31, 2023, we held shares of common stock of HRGN with an estimated fair value of $3.5 million. These shares were received in April 2023 in connection with settlement of indemnification obligations related to litigation which was resolved during the year ended December 31, 2022. During the six months ended June 30, 2024, we sold all of our remaining HRGN shares for $1.9 million and recorded a loss of $1.6 million.

Income tax benefit

The income tax benefit was $0.1 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 1.8% and 59.8%, respectively. The lower effective tax rate during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 related to a decrease in the GILTI inclusion and changes to reserves for uncertain tax positions. The effective tax rate for both the second quarters of 2024 and 2023 differed from the U.S. statutory rate primarily due to the inclusion of non-deductible executive compensation and changes in valuation allowances associated with our assessment of the likelihood of the recoverability of deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below as well salaries, inventory, and capital expenditures.

We held cash and cash equivalents of $4.0 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively. Borrowings outstanding were $36.1 million and $37.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

On August 6, 2024, we entered into an amendment to the Credit Agreement that, among other things, modifies the financial covenants relating to the consolidated net leverage ratio and consolidated fixed charge coverage ratio through the period ended December 31, 2024. The amendment also adds a net leverage ratio requirement with respect to additional borrowing under our revolving credit facility and restrictions on certain additional indebtedness and investments, in each case until we deliver to the Lenders our financial statements for the fiscal year ending December 31, 2024. In addition, until delivery of the financial statements, the applicable interest rate margin will be increased by 50bps during such time as the consolidated net leverage ratio is greater than 3.0. We paid fees of $0.2 million to the Lenders in connection with the amendment. As a result of the August 2024 Amendment, we are in compliance with the financial covenants of the Credit Agreement (see Note 8 to the Consolidated Condensed Financial Statements included in Part I, Item 1. of this report).

As of June 30, 2024, the weighted average interest rate on our borrowings, net of the effect of the interest rate swaps, was 7.7%, and the available and unused borrowing capacity was $5.4 million. Total revolver borrowing capacity is limited by our consolidated net leverage ratio as defined under the Credit Agreement, as amended on August 6, 2024.

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

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash provided by operating activities	$557	$5,364
Cash provided by (used in) investing activities	233	(337)
Cash used in financing activities	(878)	(5,268)
Effect of exchange rate changes on cash	(147)	57
Decrease in cash and cash equivalents	$(235)	$(184)

Cash provided by operating activities was $0.6 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively. Cash flow from operations for the six months ended June 31, 2024 was negatively impacted as a result of the decline in net income for the period adjusted for non-cash items and was positively impacted by the receipt of $3.2 million of employee retention credits.

Cash provided by investing activities was $0.2 million for the six months ended June 30, 2024, and consisted of $1.9 million in proceeds from the sale of marketable equity securities, offset by $1.7 million of capital expenditures in manufacturing and information technology infrastructure, and software development. Cash used in investing activities was $0.3 million for the six months ended June 30, 2023, and consisted of $0.8 million of capital expenditures in manufacturing, information technology infrastructure, and software development, partially offset by $0.5 million from proceeds of the sale our Hoefer product line.

Cash used in financing activities was $0.9 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, debt outstanding under our credit facility decreased by $1.0 million, consisting of net borrowings under our revolver of $3.0 million, and payments of $4.0 million against the term loan. We also received proceeds of $0.2 million from the exercise of stock options and employee stock purchases and paid $0.1 million for taxes related to net share settlement of equity awards. During the six months ended June 30, 2023, debt outstanding under our credit facility decreased by $5.5 million, consisting of net payments against our revolver of $2.9 million and payments of $2.6 million against the term loan. During the six months ended June 30, 2023, we also received proceeds of $0.7 million from the exercise of stock options and employee stock purchases and paid $0.5 million for taxes related to net share settlement of equity awards.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended June 30, 2024 changes in foreign currency exchange rates had an insignificant effect on our revenues and expenses. During the six months ended June 30, 2024, changes in foreign currency exchange rates resulted in an unfavorable effect on our revenue of approximately $0.1 million and a favorable effect on expenses of approximately $0.1 million.

The gain (loss) associated with the translation of our foreign equity into U.S. dollars included as a component of other comprehensive income (loss) was $(0.1) million and $0.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $(0.9) million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

Currency exchange rate fluctuations included as a component of net loss resulted in currency losses of $(0.1) million for both the three months ended June 30, 2024 and 2023, respectively, and $(0.1) million for both the six months ended June 30, 2024 and 2023, respectively.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

On May 13, 2024, Bertrand Loy, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense available under Rule 10b5-1(c) (the “Trading Plan”) in connection with the exercise of options to purchase shares of our common stock expiring on November 13, 2024 and the sale of the underlying shares. The maximum number of shares of our common stock that may be sold under the Trading Plan is 55,300 shares.

The description of the August 2024 Amendment to the Credit Agreement included in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this quarterly report is incorporated herein by reference. The foregoing description of the August 2024 Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the August 2024 Amendment, which is filed as Exhibit 10.1 to this quarterly report.

Item 6.       Exhibits

10.1	Fourth Amendment to Credit Agreement dated August 6, 2024, among Harvard Bioscience, Inc., Citizen Bank, N. A., as the administrative agent, and the lenders party thereto. (filed with this report).
10.2	Form of Director and Officer Indemnification Agreement (filed with this report)
10.3	Form of Time-Based Restricted Stock Unit Award Agreement -2021 Incentive Plan (for awards granted on or after March 5, 2024) (filed with this report)
10.4	Form of Performance-Based Restricted Stock Unit Award Agreement -2021 Incentive Plan (for awards granted on or after March 5, 2024) (filed with this report)
31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..
31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
Date: August 8, 2024
	By:	/s/ JAMES GREEN
James Green
Chief Executive Officer

	By:	/s/ JENNIFER COTE
Jennifer Cote
Chief Financial Officer