Form 10-Q
period 2025-06-30
HARVARD BIOSCIENCE INC
filed 2025-08-11
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 44,531,198 shares of the registrant’s common stock issued and outstanding.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,442	$4,108
Accounts receivable, net	11,937	14,866
Inventories	22,255	23,245
Other current assets	3,335	2,898
Total current assets	44,969	45,117
Property, plant and equipment, net	4,913	5,106
Operating lease right-of-use assets	7,131	6,132
Goodwill	10,152	56,324
Intangible assets, net	9,139	11,132
Other long-term assets	3,789	2,833
Total assets	$80,093	$126,644
Liabilities and Stockholders' Equity
Current liabilities:
Debt	$34,864	$36,956
Accounts payable	4,722	4,787
Contract liabilities	3,143	3,806
Other current liabilities	12,473	9,409
Total current liabilities	55,202	54,958
Deferred tax liability	734	710
Operating lease liabilities	6,997	6,381
Other long-term liabilities	1,427	1,255
Total liabilities	64,360	63,304
Commitments and contingencies - Note 13
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 44,531,198 shares issued and outstanding at June 30, 2025; 44,074,475 shares issued and outstanding at December 31, 2024	445	441
Additional paid-in-capital	237,622	236,579
Accumulated deficit	(210,632)	(158,010)
Accumulated other comprehensive loss	(11,702)	(15,670)
Total stockholders' equity	15,733	63,340
Total liabilities and stockholders' equity	$80,093	$126,644

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$20,450	$23,097	$42,224	$47,609
Cost of revenues	8,917	9,879	18,507	19,619
Gross profit	11,533	13,218	23,717	27,990

Sales and marketing expenses	4,539	5,395	9,510	11,299
General and administrative expenses	4,262	5,686	9,447	11,649
Research and development expenses	2,189	2,626	4,510	5,511
Amortization of acquired intangible assets	1,162	1,331	2,322	2,664
Goodwill impairment - Note 4	-	-	47,951	-
Other operating expenses - Note 1	200	249	464	1,215
Total operating expenses	12,352	15,287	74,204	32,338

Operating loss	(819)	(2,069)	(50,487)	(4,348)

Other expense:
Interest expense	(791)	(749)	(1,593)	(1,500)
Loss on equity securities - Note 6	-	(281)	-	(1,593)
Other expense, net	(644)	(181)	(968)	(323)
Total other expense	(1,435)	(1,211)	(2,561)	(3,416)

Loss before income taxes	(2,254)	(3,280)	(53,048)	(7,764)
Income tax expense (benefit)	28	(353)	(426)	(143)
Net loss	$(2,282)	$(2,927)	$(52,622)	$(7,621)

Loss per share:
Basic and diluted loss per share	$(0.05)	$(0.07)	$(1.19)	$(0.18)

Weighted-average common shares:
Basic and diluted	44,303	43,486	44,200	43,443

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(2,282)	$(2,927)	$(52,622)	$(7,621)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,622	(128)	3,914	(911)
Derivative instruments qualifying as cash flow hedges, net of tax of $-0-	37	34	54	233
Other comprehensive income (loss)	2,659	(94)	3,968	(678)
Comprehensive income (loss)	$377	$(3,021)	$(48,654)	$(8,299)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at March 31, 2025	44,214	$442	$237,104	$(208,350)	$(14,361)	$14,835
Stock purchase plan	123	1	46			47
Vesting of restricted stock units	195	2	-	-	-	2
Shares withheld for taxes	(1)	-	-	-	-	-
Stock-based compensation	-	-	472	-	-	472
Net loss	-	-	-	(2,282)	-	(2,282)
Other comprehensive loss	-	-	-	-	2,659	2,659
Balance at June 30, 2025	44,531	$445	$237,622	$(210,632)	$(11,702)	$15,733

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at March 31, 2024	43,421	$434	$233,451	$(150,299)	$(14,774)	$68,812
Stock option exercises	4	-	13	-	-	13
Stock purchase plan	72	1	175	-	-	176
Vesting of restricted stock units	116	1	-	-	-	1
Shares withheld for taxes	(2)	-	(12)	-	-	(12)
Stock-based compensation	-	-	1,278	-	-	1,278
Net loss	-	-	-	(2,927)	-	(2,927)
Other comprehensive loss	-	-	-	-	(94)	(94)
Balance at June 30, 2024	43,611	$436	$234,905	$(153,226)	$(14,868)	$67,247

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	44,074	$441	$236,579	$(158,010)	$(15,670)	$63,340
Stock purchase plan	123	-	46			46
Vesting of restricted stock units	442	4	-	-	-	4
Shares withheld for taxes	(108)	-	(75)	-	-	(75)
Stock-based compensation	-	-	1,072	-	-	1,072
Net loss	-	-	-	(52,622)	-	(52,622)
Other comprehensive loss	-	-	-	-	3,968	3,968
Balance at June 30, 2025	44,531	$445	$237,622	$(210,632)	$(11,702)	$15,733

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	43,395	$434	$232,435	$(145,605)	$(14,190)	$73,074
Stock option exercises	8	-	28	-	-	28
Stock purchase plan	72	1	175	-	-	176
Vesting of restricted stock units	150	1	-	-	-	1
Shares withheld for taxes	(14)	-	(59)	-	-	(59)
Stock-based compensation	-	-	2,326	-	-	2,326
Net loss	-	-	-	(7,621)	-	(7,621)
Other comprehensive loss	-	-	-	-	(678)	(678)
Balance at June 30, 2024	43,611	436	234,905	(153,226)	(14,868)	67,247

See accompanying notes to condensed consolidated financial statements

HARVARD BIOSCIENCE, INC.

Condensed Consolidated Statements Of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(52,622)	$(7,621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	862	831
Amortization of intangible assets	2,409	2,751
Goodwill impairment - Note 4	47,951	-
Amortization of deferred financing costs	341	140
Stock-based compensation	1,072	2,326
Deferred income taxes and other	(573)	407
Loss on equity securities - Note 6	-	1,593
Changes in operating assets and liabilities:
Accounts receivable	3,232	3,458
Inventories	1,647	(1,748)
Other assets	53	(813)
Accounts payable and other liabilities	1,774	(269)
Contract liabilities	(405)	(498)
Net cash provided by operating activities	5,741	557
Cash flows from investing activities:
Additions to property, plant and equipment	(602)	(1,463)
Capitalized software development costs	(314)	(223)
Proceeds from sale of marketable equity securities	-	1,919
Net cash (used in) provided by investing activities	(916)	233
Cash flows from financing activities:
Borrowing from revolving line of credit	-	5,550
Repayment of revolving line of credit	-	(2,550)
Repayment of term debt	(2,000)	(4,023)
Payment of debt issuance costs	(433)	-
Proceeds from exercise of stock options and employee stock purchase plan	46	204
Taxes paid related to net share settlement of equity awards	(75)	(59)
Net cash used in financing activities	(2,462)	(878)
Effect of exchange rate changes on cash	971	(147)
Increase (decrease) in cash and cash equivalents	3,334	(235)
Cash and cash equivalents at beginning of period	4,108	4,283
Cash and cash equivalents at end of period	$7,442	$4,048
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,582	$1,515
Cash paid for income taxes, net of refunds	$48	$131

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2024, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2025, results of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024, as applicable, have been made. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the anticipated operating results for the full year ending December 31, 2025, or any future periods.

The accounting policies underlying the accompanying condensed consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.

Going Concern

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, have been prepared assuming that the Company will continue as a going concern. A going-concern basis assumes that the Company will continue its operations for the foreseeable future and contemplate the realization of assets and the settlement of liabilities in the normal course of business. As noted below, there is substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2025, there was indebtedness of $34.9 million outstanding under the Company's term loan and senior revolving credit facility (collectively, the “Credit Agreement”). On August 8, 2025, the Company entered into an amendment (the “August 2025 Amendment”) to the Credit Agreement, pursuant to which the lenders (the “Lenders”) and administrative agent agreed, subject to the terms contained in the August 2025 Amendment, to waive the events of default under the Credit Agreement due to the Company's failure to achieve certain refinancing milestones (the “Refinancing Milestones”) and its failure to comply with certain financial covenants. In connection with the August 2025 Amendment, the Company has agreed to accomplish steps towards the refinancing (the “Refinancing”) or repayment of the Credit Agreement by no later than December 5, 2025. The failure to accomplish such steps shall constitute an event of default under the Credit Agreement. In such event, in addition to other actions the lenders may require, the amounts outstanding under the Credit Agreement may become immediately due and payable.

The Company continues to explore alternative sources of capital that would allow it to refinance the outstanding indebtedness due under the Credit Agreement, but its ability to access such other sources of capital is uncertain. There is no assurance that such capital will be available, be obtainable on commercially acceptable terms, or provide the Company with sufficient funds to meet its objectives. Based on its anticipated cash flows from operations, unless the Company is able to access other sources of capital or extend the date for repayment under the Credit Agreement, the Company will be unable to pay its debt obligations and fund its operations for at least twelve months from the date of issuance of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for income taxes, credit losses on receivables, and defined benefit pension obligations. Estimates are also required to assess the value for inventories reported at lower of cost or net realizable value, stock-based compensation expense, and the recoverability of long-lived and intangible assets, including goodwill. On an ongoing basis, the Company assesses its previous estimates based upon currently available information. Actual results could differ materially from the estimates.

Other Operating Expenses

The components of other operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Employee retention tax credit fees (see Note 5)	$170	$-	$341	$472
Unclaimed property audits expense (see Note 13)	-	(147)	-	347
Restructuring expenses (see Note 14)	30	396	123	396
Total other operating expenses	$200	$249	$464	$1,215

Recently Issued Accounting Pronouncements Yet to Be Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax, which enhances disclosures related to the effective tax rate reconciliation, income taxes paid, as well as other disclosures. The new standard impacts footnote disclosures and is effective for the Company’s annual financial statements for the year ending December 31, 2025. The Company is continuing to assess the impact adopting ASU No. 2023-09 will have on the footnote disclosures in its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. This new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is continuing to assess the impact adopting ASU No. 2024-03 will have on the footnote disclosures in its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net loss	$(2,282)	$(2,927)	$(52,622)	$(7,621)
Weighted average shares outstanding - basic	44,303	43,486	44,200	43,443
Dilutive effect of equity awards	-	-	-	-
Weighted average shares outstanding - diluted	44,303	43,486	44,200	43,443
Basic loss per share	$(0.05)	$(0.07)	$(1.19)	$(0.18)
Diluted loss per share	$(0.05)	$(0.07)	$(1.19)	$(0.18)
Shares excluded from diluted loss per share due to their anti-dilutive effect	2,289	3,993	2,452	3,600

3.	Revenues

The following tables represent a disaggregation of revenues from contracts with customers for the three and six months ended June 30, 2025 and 2024:

Revenues by type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Instruments, equipment, software and accessories	$18,178	$21,292	$38,043	$44,051
Service, maintenance and warranty contracts	2,272	1,805	4,181	3,558
Total revenues	$20,450	$23,097	$42,224	$47,609

Revenues by timing of recognition were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Goods and services transferred at a point in time	$19,269	$21,983	$40,214	$45,726
Goods and services transferred over time	1,181	1,114	2,010	1,883
Total revenues	$20,450	$23,097	$42,224	$47,609

Revenues by geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Americas
United States	$9,656	10,805	$19,483	$21,788
Americas - Other	422	663	1,251	1,424
Europe, Middle East and Africa	6,588	6,599	12,618	13,222
Asia
China	2,451	3,249	5,185	7,631
Asia - Other	1,333	1,781	3,687	3,544
	$20,450	$23,097	$42,224	$47,609

Contract Liabilities

The following table provides details of contract liabilities as of the periods indicated:

	June 30,	December 31,
(in thousands)	2025	2024	Change	Percentage
Deferred revenue
Service, maintenance and warranty contracts	$1,434	$1,560	$(126)	-8%
Installation and training	611	806	(195)	-24%
Customer advances	1,098	1,440	(342)	-24%
Total short-term contract liabilities	3,143	3,806	(663)	-17%
Long-term service, maintenance and warranty contracts	258	-	258	100%
Total contract liabilities	$3,401	$3,806	$(405)	-11%

Changes in the Company’s contract liabilities are primarily due to the timing of receipt of payments under service, maintenance and warranty contracts and lower sales volumes. Additionally, customer advances have decreased due to the recognition of amounts under the Company’s exchange program, which allows customers to purchase a replacement implantable monitor of the same model at a lower price than a new monitor if the customer returns an implantable monitor to the Company after use, and returned monitor can be reprocessed and resold. During the three months ended June 30, 2025 and 2024, the Company recognized revenues of $1.1 million and $1.0 million from contract liabilities existing at December 31, 2024 and 2023, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $2.8 million and $2.6 million from contract liabilities existing at December 31, 2024 and 2023, respectively.

The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of June 30, 2025:

	Remaining Performance Obligations
(in thousands)	2025*	2026	2027	2028	2029	Thereafter	Total

Service, maintenance and warranty contracts	$1,119	$423	$109	$25	$13	$3	$1,692

* remainder of the year

Provision for Expected Credit Losses on Receivables

Activity in the provision for expected credit losses on receivables was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance, beginning of period	$215	$160
Provision for expected credit losses	(39)	46
Charge-offs and other	(12)	(29)
Balance, end of period	$164	$177

Concentrations

No customer accounted for more than 10% of revenues for the three and six months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, no customer accounted for more than 10% of net accounts receivable.

Warranties

Activity in the product warranties accrual was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance, beginning of period	$318	$336
Provision for warranties	68	231
Warranty claims	(47)	(196)
Balance, end of period	$339	$371

4.	Goodwill and Long-Lived Assets

The Company determined that a sustained decrease in its stock price that occurred during the three months ended March 31, 2025 indicated that the carrying values of its goodwill and other long-lived assets may not be recoverable. Additional factors that contributed to this conclusion are the Company’s recent operating results, liquidity risk and the current macroeconomic conditions impacting the life sciences industry. Based on this determination, the Company performed interim quantitative impairment tests on its goodwill and other long-lived assets as of March 31, 2025 and June 30, 2025.

The recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Based on its recoverability assessment, the Company determined that there was no impairment of its other long-lived assets as of March 31, 2025 and June 30, 2025.

For the purpose of its goodwill impairment analysis, the Company has one reporting unit. The Company estimated the fair value of the reporting unit using an income-based valuation approach by means of a discounted cash flow (“DCF”) model. Under this model, the fair value of the reporting unit is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of return. The Company used internal forecasts and strategic long-term plans to estimate future cash flows, including projections of revenue and EBITDA, capital expenditure and working capital requirements, terminal growth rates, statutory tax rates and a market-participant discount rate. The goodwill impairment analysis also includes a reconciliation of the aggregate estimated fair value of the reporting unit to the Company’s total market capitalization. Based on this quantitative impairment analysis as of March 31, 2025, the Company determined that the carrying value of the reporting unit exceeded its fair value by $48.0 million. Accordingly, the Company recorded such amount as a goodwill impairment charge for the three months ended March 31, 2025. Based on the impairment analysis performed as of June 30, 2025, an additional impairment charge was not required during the three months ended June 30,2025.

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

The change in the carrying amount of goodwill for the six months ended June 30, 2025 was as follows:

(in thousands)
Carrying amount at December 31, 2024	$56,324
Goodwill impairment	(47,951)
Effect of change in currency translation	1,779
Carrying amount at June 30, 2025	$10,152

Intangible assets, net at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025			December 31, 2024
(in thousands)		Accumulated			Accumulated
Amortizable intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$16,313	$(11,564)	$4,749	$15,603	$(10,450)	$5,153
Technology and software development	36,095	(32,676)	3,419	35,397	(30,556)	4,841
Trade names and patents	7,706	(6,953)	753	7,452	(6,509)	943
Total amortizable intangible assets	$60,114	$(51,193)	$8,921	$58,452	$(47,515)	$10,937
Indefinite-lived intangible assets:			218			195
Total intangible assets			$9,139			$11,132

Intangible asset amortization expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$43	$43	$87	$87
Operating expense	1,162	1,331	2,322	2,664
Total amortization of intangible assets	$1,205	$1,374	$2,409	$2,751

As of June 30, 2025, estimated future amortization expense of amortizable intangible assets is as follows:

(in thousands)
2025 (remainder of year)	$1,792
2026	2,857
2027	1,586
2028	1,339
2029	950
Thereafter	397
Total	$8,921

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	June 30,	December 31,
(in thousands)	2025	2024
Finished goods	$5,935	$5,222
Work in process	1,556	2,754
Raw materials	14,764	15,269
Total	$22,255	$23,245

Other Current Liabilities:	June 30,	December 31,
(in thousands)	2025	2024
Compensation	$2,124	$1,714
Customer credits	1,155	1,286
Current portion of operating lease liabilities	1,453	1,158
Employee retention tax credit funds	5,420	3,154
Professional fees	705	545
Warranty costs	339	318
Other	1,277	1,234
Total	$12,473	$9,409

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

The Company received ERTC refunds of $2.2 million and $3.2 million during the six months ended June 30, 2025 and 2024, respectively. Due to the subjectivity of the credit, the Company has included the refunds received in other current liabilities in the consolidated balance sheets as of June 30, 2025 and 2024, subject to a determination that the refunds are recognizable.

The Company engaged a professional services firm under a commission fee arrangement to assist with determining the Company’s eligibility to claim the ERTC refunds and accumulating the necessary support that was used as a basis in the filing. The Company paid fees of $0.3 million and $0.5 million during the six months June 30, 2025 and 2024, respectively, for these services, which are included in other operating expenses in the consolidated statement of operations.

6.	Marketable Equity Securities

In April 2023, the Company received shares of common stock of Harvard Apparatus Regenerative Technology, Inc. (“HRGN”, formerly known as Biostage, Inc.) in connection with settlement of indemnification obligations related to litigation which was resolved during the year ended December 31, 2022.

During the six months ended June 30, 2024, the Company sold all of its remaining HRGN shares. The Company received cash proceeds of $1.4 million and $1.9 million from HRGN shares sold during the three and six months ended June 30, 2024, respectively. The Company recorded losses on equity securities of $0.3 million and $1.6 million during the three and six months ended June 30, 2024, respectively. The Company determined the fair value of its HRGN common stock based on the closing price as quoted on the OTCQB Marketplace at the reporting date. The Company did not hold any shares of HRGN stock during the six months ended June 30, 2025.

7.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$526	$508	$1,047	$1,019
Short-term lease cost	44	52	88	102
Sublease income	-	(26)	-	(51)
Total lease cost	$570	$534	$1,135	$1,070

Supplemental cash flow information related to the Company's operating leases is as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,190	$1,162
Right-of-use assets obtained in exchange for lease obligations	1,499	443

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Operating lease right-of-use assets	$7,131	$6,132

Current portion, operating lease liabilities	$1,453	$1,158
Operating lease liabilities, long-term	6,997	6,381
Total operating lease liabilities	$8,450	$7,539

Weighted average remaining lease term (years)	4.6	5.2
Weighted average discount rate	8.0%	8.9%

Future minimum lease payments for operating leases, with initial terms in excess of one year at June 30, 2025, are as follows:

Year Ending December 31,
(in thousands)
2025 (remainder of the year)	$997
2026	2,216
2027	2,200
2028	2,138
2029	1,899
Thereafter	808
Total lease payments	10,258
Less imputed interest	(1,808)
Total operating lease liabilities	$8,450

8.	Debt

The Company’s debt, which was included within current liabilities as of June 30, 2025 and December 31, 2024, was as follows:

(in thousands)	June 30, 2025	December 31, 2024
Term loan	$22,700	$24,700
Revolving line	12,650	12,650
Less: unamortized deferred financing costs	(486)	(394)
Total debt	$34,864	$36,956

The Company maintains the Credit Agreement with Citizens Bank, N.A., Wells Fargo Bank, National Association, and First Citizens Bank & Trust Company as the Lenders. The Credit Agreement provides for a term loan of $40.0 million and a $25.0 million revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries. The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s direct, domestic wholly owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries has guaranteed the Company's obligations under the Credit Facility. Issuance costs of $2.0 million are amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Total revolver borrowing capacity is limited by the consolidated net leverage ratio as defined under the amended Credit Agreement. As of the date of these financial statements, the Company was unable to make additional borrowings under its revolving credit facility due to net leverage ratio requirements set forth in the August 6, 2024 amendment to the Credit Agreement and the terms of the March 10, 2025 amendment to the Credit Agreement (the “March 2025 Amendment”), as described below.

Borrowings under the Credit Facility, at the option of the Company, bear interest at either (i) a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a “SOFR Loan”), subject to a floor of 0.50%, or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement. The alternative base rate is based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and is subject to a floor of 1.0%. Pursuant to the March 2025 Amendment, the applicable interest rate margin was increased such that interest rate was equal to a rate per annum based on the SOFR plus 400 bps effective as of March 10, 2025. There are no prepayment penalties in the event the Company elects to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to SOFR Loan breakage and redeployment costs in certain circumstances.

The effective interest rate on the Company’s borrowings for the three months ended June 30, 2025 and 2024, was 8.8% and 7.9%, respectively and for the six months ended June 30, 2025 and 2024 was 8.7% and 7.8%, respectively. The weighted average interest rate as of June 30, 2025, net of the effect of the Company’s interest rate swap agreement, was 8.6%. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

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

The March 2025 Amendment provided, among other things, that the Lenders’ commitment under the revolving credit facility would be capped at the amount outstanding thereunder as of the date thereof and thus we are unable to make additional borrowings under our revolving credit facility. The March 2025 Amendment also established certain Refinancing Milestones in connection with the Refinancing, including, by June 30, 2025, the closing of the Refinancing. The Lenders also agreed not to assert any breaches of the financial covenants included in the Credit Agreement for the first quarter of 2025 provided that the Company continued to comply with its payment obligations, achieved the Refinancing Milestones, maintained minimum liquidity (defined as the sum of (a) unrestricted cash and cash equivalents and (b) the amount by which the aggregate amount committed under the Company’s revolving credit facility exceeds the total amount drawn under the credit facility) of $3.5 million and provided the administrative agent with certain financial reports.

As of June 30, 2025, the Company was not in compliance with the Refinancing Milestones and quarterly financial covenants included in the March 2025 Amendment. On August 8, 2025, the Company entered into the August 2025 Amendment, pursuant to which the Lenders and administrative agent agreed, subject to the terms contained in the August 2025 Amendment, to waive the events of default due to the Company’s failure to achieve certain Refinancing Milestones and its failure to comply with the consolidated net leverage ratio covenant and the consolidated fixed charge coverage ratio covenant as of the June 30, 2025 test date. Pursuant to the terms of the August 2025 Amendment, the Lenders also agreed not to test the financial covenants for the fiscal quarter ended September 30, 2025, provided that the Company continues to comply with its payment obligations, maintain minimum liquidity (defined as the sum of (a) unrestricted cash and (b) the amount by which the aggregate amount committed under the Company’s revolving credit facility exceeds the total amount drawn under the credit facility) of $3.0 million and provides the administrative agent with certain financial reports. The August 2025 Amendment also added as a mandatory prepayment event the receipt of cash proceeds upon a Refinancing or upon the sale of the equity interests or all or substantially all of the assets of the Company. In addition, pursuant to the terms of the August 2025 Amendment, the applicable interest rate margin was increased such that the interest rate is equal to a rate per annum based on the SOFR plus 700 bps. In connection with the August 2025 Amendment, the Company has agreed to accomplish steps towards the Refinancing or repayment of the Credit Agreement by no later than December 5, 2025. The failure to accomplish such steps shall constitute an event of default under the Credit Agreement.

The Company agreed to pay fees of $0.4 million, or 1.00% of the outstanding debt, to the Lenders in connection with the August 2025 Amendment, of which 25% was paid upon the signing of the August 2025 Amendment and the remaining 75% will be payable upon a Refinancing or repayment of the Credit Agreement or upon the occurrence of an event of default.

9.	Derivatives

In February 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to its variable, SOFR-based debt. The swap contract had a notional amount of $18.9 million as of June 30, 2025 and matures on December 22, 2025. This swap contract effectively converts the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%. The swap contract does not impact the additional interest related to the applicable interest rate margin as discussed above in Note 8, Debt.

The swap contract is considered an effective cash flow hedge, and as a result, net gains or losses are reported as a component of other comprehensive income (“OCI”) in the consolidated financial statements and are reclassified when the underlying hedged interest impacts earnings. An assessment is performed quarterly to evaluate the ongoing hedge effectiveness.

The following table presents the notional amount and fair value of the Company’s derivative instruments as of June 30, 2025 and December 31, 2024:

(in thousands)		June 30, 2025		December 31, 2024
Derivatives Instruments	Balance Sheet Classification	Notional Amount	Fair Value (a)	Notional Amount	Fair Value (a)
Interest rate swap	Other current liabilities	$18,902	$(44)	$21,658	$(99)

(a) See Note 10 for the fair value measurements related to these financial instruments.

The effect of the cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2025
Derivatives Qualifying as Hedges, net of tax (in thousands)	2025	2024	2025	2024
Gain recognized in OCI on derivatives (effective portion)	$37	$34	$54	$233
Amounts reclassified from AOCI to interest expense	(17)	44	(34)	91

10.	Fair Value Measurements

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2025
Assets (Liabilities) (in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap agreement	$-	$(44)	$-	$(44)

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreement	$-	$(99)	$-	$(99)

The Company uses the market approach technique to value its financial liabilities. The fair value of the Company’s interest rate swap agreement was based on SOFR yield curves at the reporting date and is included within other current liabilities on the consolidated balance sheets at both June 30, 2025 and December 31, 2024.

11.	Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$31	$66	$61	$118
Sales and marketing expenses	106	159	224	289
General and administrative expenses	240	927	599	1,698
Research and development expenses	95	126	188	221
Total stock-based compensation	$472	$1,278	$1,072	$2,326

As of June 30, 2025, the total compensation costs related to unvested awards not yet recognized was $2.2 million and the weighted average period over which it is expected to be recognized is approximately 1.4 years. The Company did not capitalize any stock-based compensation.

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2025 was as follows:

			Market-		Performance-
	Time-Based		Based		Based
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Balance at December 31, 2024	1,378,995	$3.51	558,958	$2.61	375,895	$4.19
Granted	297,821	0.36	-	-	-	-
Vested	(442,448)	3.71	-	-	-	-
Forfeited	(180,817)	3.47	(126,437)	2.61	(98,449)	4.19
Balance at June 30, 2025	1,053,551	$2.55	432,521	$2.61	277,446	$4.19

The aggregate fair value of RSUs that vested during the six months ended June 30, 2025, and 2024 was $0.2 million and $0.5 million, respectively. Unvested shares related to market-based and performance-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Actual vesting could range from zero to 150% of their target amounts.

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

Stock option activity for the six months ended June 30, 2025 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2024	827,458	$3.24
Cancelled/Forfeited	(118,665)	5.06
Outstanding and exercisable at June 30, 2025	708,793	$2.94	2.5	$-

There is no aggregate intrinsic value at June 30, 2025 because the Company’s closing stock price of $0.44 is below the exercise price of the outstanding options.

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

Income tax expense (benefit) was $0.03 million and ($0.4) million for the three months ended June 30, 2025 and 2024, respectively, and was ($0.4) million and ($0.1) million for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate of 1.2% and 0.8% for the three and six months ended June 30, 2025, respectively, were lower than the U.S statutory rate due to the tax effect of goodwill impairment. The Company’s effective tax rates of 10.8% and 1.8% for the three and six months ended June 30, 2024, respectively, were lower than the U.S. statutory rate primarily due to the inclusion of non-deductible executive compensation. The effective tax rate for both periods was also impacted by changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets.

On July 4, 2025, subsequent to the end of the second quarter of fiscal 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes several significant tax-related provisions, including the permanent extension of certain elements of the Tax Cuts and Jobs Act. The legislation features staggered effective dates beginning in 2025 and continuing through 2027. While the Company is currently evaluating the impact of the Act, including the assessment of realizability of its deferred tax assets, the Company does not expect these changes to have a significant impact on its consolidated financial statements and related disclosures. Any effects will be recorded in the period the law was enacted.

13.	Commitments and Contingent Liabilities

The Company is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

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

On an ongoing basis, the Company reviews the global economy, the life sciences industry, and the markets in which it competes to identify operational efficiencies and align its cost base and infrastructure with customer needs and its strategic plans. In order to achieve these goals, the Company undertakes activities from time to time to optimize its business.

During the three and six months ended June 30, 2025, the Company initiated additional restructurings for which it expects to incur $0.1 million of costs, primarily consisting of severance incurred in connection with headcount reductions in North America and Europe. The Company expects the restructuring to be completed during the year ending December 31, 2025.

During the six months ended June 30, 2024, the Company completed a restructuring and incurred expenses of $0.1 million, primarily consisting of severance incurred in connection with headcount reductions in Europe and North America. Severance and other costs have been included as a component of other operating expenses (see Note 1). The changes in the accrued liability for restructuring and other charges for the six months ended June 30, 2025 were as follows:

(in thousands)	Severance
Balance at December 31, 2024	$82
Restructuring costs	123
Cash payments	(176)
Effect of change in currency translation	2
Balance at June 30, 2025	$31

15.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$20,450	$23,097	$42,224	$47,609
Less:
Cost of revenues (1)	8,886	9,813	18,446	19,501
Sales and marketing expenses (1)	4,433	5,236	9,286	11,010
General and administrative expenses (1)	4,022	4,759	8,848	9,951
Research and development expenses (1)	2,094	2,500	4,322	5,290
Amortization of acquired intangibles	1,162	1,331	2,322	2,664
Interest expense	791	749	1,593	1,500
Income tax expense (benefit)	28	(353)	(426)	(143)
Goodwill impairment	-	-	47,951	-
Other segment expenses (2)	1,316	1,989	2,504	5,457
Net loss	$(2,282)	$(2,927)	$(52,622)	$(7,621)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “is likely,” “projects,” “forecasts,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail in our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the SEC. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Bioscience, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

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

Trends and Developments

Our business is affected by global and regional economic trends and uncertainties. Our revenue has been and may continue to be affected by our customers forgoing or delaying purchases of our products and services as a result of ongoing uncertainty with respect to the level and timing of funding from the U.S. National Institutes of Health (the “NIH”) or similar government sources. Our business has also been affected by the imposition of increased tariffs on shipments of products between the United States and other countries, and in particular between the United States and China. Our revenue has been and may continue to be affected by greater restrictions and economic disincentives on international trade, including these tariffs. Products and services that we obtain from overseas sources have been and may continue to be affected by these tariffs, resulting in increased costs to our business.

If these trends are prolonged or are more severe than anticipated, our business, results of operations, and cash flow may be materially impacted.

As of June 30, 2025, the Company was not in compliance with certain refinancing milestones (the “Refinancing Milestones”) and quarterly financial covenants contained in the Company's term loan and senior revolving credit facility, dated as of December 22, 2020 (collectively, as amended, the “Credit Agreement”). On August 8, 2025, the Company entered into an amendment to the Credit Agreement (the “August 2025 Amendment”), pursuant to which the lenders party to the Credit Agreement (the “Lenders”) and the administrative agent agreed to waive the events of default due to the Company’s failure to achieve the Refinancing Milestones and its failure to comply with the consolidated net leverage ratio covenant and the consolidated fixed charge coverage ratio covenant as of the June 30, 2025 test date. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this report for additional information.

Selected Results of Operations

Three months ended June 30, 2025, compared to three months ended June 30, 2024

	Three Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue
Revenues	$20,450		$23,097
Gross profit	11,533	56.4%	13,218	57.2%
Sales and marketing expenses	4,539	22.2%	5,395	23.4%
General and administrative expenses	4,262	20.8%	5,686	24.6%
Research and development expenses	2,189	10.7%	2,626	11.4%
Amortization of intangible assets	1,162	5.7%	1,331	5.8%
Other operating expenses	200	1.0%	249	1.1%
Interest expense	791	3.9%	749	3.2%
Loss on equity securities	-	0.0%	281	1.2%
Income tax expense (benefit)	28	0.1%	(353)	-1.5%

Revenues

Revenues decreased $2.6 million, or 11.5%, to $20.5 million for the three months ended June 30, 2025, compared to $23.1 million for the three months ended June 30, 2024. The decrease in revenues was primarily due to the continued softening of worldwide demand primarily from academic research institutions and CROs and impact of reciprocal tariffs.

Gross profit

Gross profit decreased $1.7 million, or 12.7%, to $11.5 million for the three months ended June 30, 2025, compared with $13.2 million for the three months ended June 30, 2024, primarily due to the decrease in revenues as well as the associated lower absorption of fixed manufacturing costs. Gross margin was 56.4% for the three months ended June 30, 2025, compared to 57.2% for the three months ending June 30, 2024. The decrease in gross margin was primarily the result of under-absorption of fixed manufacturing overhead costs due to the decrease in revenues, increases in purchase price variance as well as a higher mix of lower margin products.

Sales and marketing expenses

Sales and marketing expenses decreased $0.9 million, or 15.9%, to $4.5 million for the three months ended June 30, 2025, compared with $5.4 million for the three months ended June 30, 2024. This decrease was primarily due to reduced compensation, travel and entertainment, consulting and trade show expenses.

General and administrative expenses

General and administrative expenses decreased $1.4 million, or 25.0%, to $4.3 million for the three months ended June 30, 2025, compared with $5.7 million for the three months ended June 30, 2024. The decrease was primarily due to reduced compensation costs.

Research and development expenses

Research and development expenses decreased $0.4 million, or 16.6%, to $2.2 million for the three months ended June 30, 2025, compared with $2.6 million for the three months ended June 30, 2024. This decrease was primarily due to reduced compensation costs.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses was $1.2 million for the three months ended June 30, 2025, compared with $1.3 million for the three months ended June 30, 2024.

Other operating expenses

Other operating expenses for the three months ended June 30, 2025 were $0.2 million, compared with $0.2 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, other operating expenses included a fee of $0.2 million in connection with the receipt of employee retention credits. During the three months ended June 30, 2024 other operating expenses included $0.4 million of restructuring costs in connection with headcount reductions in Europe and North America, which was partially offset by a credit of $0.1 million related to closure of an unclaimed property audit.

Interest expense

Interest expense was $0.8 million for the three months ended June 30, 2025, compared with $0.7 million for the three months ended June 30, 2024.

Loss on equity securities

During the three months ended June 30, 2024, we sold all of our remaining Harvard Apparatus Regenerative Technology Inc. (“HRGN”) stock and recorded a loss on equity securities of $0.3 million. We did not hold any shares of HRGN stock during the three months ended June 30, 2025.

Income tax expense (benefit)

The income tax expense (benefit) was $0.0 million and ($0.4) million for the three months ended June 30, 2025 and 2024, respectively. The effective tax rates for the three months ended June 30, 2025 and 2024 were 1.2% and 10.8%, respectively. The lower effective tax rate during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to the change in the mix of income by jurisdiction. The Company’s effective tax rate for the three months ended June 30, 2025, was different than the U.S. statutory rate primarily due to a Global Intangible Low-Tax Income (“GILTI”) inclusion to taxable income, and changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets.

Six months ended June 30, 2025, compared to six months ended June 30, 2024

	Six Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue
Revenues	$42,224		$47,609
Gross profit	23,717	56.2%	27,990	58.8%
Sales and marketing expenses	9,510	22.5%	11,299	23.7%
General and administrative expenses	9,447	22.4%	11,649	24.5%
Research and development expenses	4,510	10.7%	5,511	11.6%
Amortization of intangible assets	2,322	5.5%	2,664	5.6%
Goodwill impairment	47,951	113.6%	-	0.0%
Other operating expenses	464	1.1%	1,215	2.6%
Interest expense	1,593	3.8%	1,500	3.2%
Loss on equity securities	-	0.0%	1,593	3.3%
Income tax benefit	(426)	-1.0%	(143)	-0.3%

Revenues

Revenues decreased $5.4 million, or 11.3%, to $42.2 million for the six months ended June 30, 2025, compared to $47.6 million for the six months ended June 30, 2024. The decrease in revenues was primarily due to the continued softening of worldwide demand primarily from academic research institutions and CROs and impact of reciprocal tariffs.

Gross profit

Gross profit decreased $4.3 million, or 15.3%, to $23.7 million for the six months ended June 30, 2025 compared with $28.0 million for the six months ended June 30, 2024, primarily due to the decrease in revenues as well as the associated lower absorption of fixed manufacturing costs. Gross margin decreased to 56.2% for the six months ended June 30, 2025, compared with 58.8% for the six months ended June 30, 2024. The decrease in gross margin was primarily the result of under-absorption of fixed manufacturing overhead costs due to the decrease in revenues, increases in purchase price variance as well as a higher mix of lower margin products.

Sales and marketing expenses

Sales and marketing expenses decreased $1.8 million, or 15.8%, to $9.5 million for the six months ended June 30, 2025, compared with $11.3 million for the six months ended June 30, 2024. This decrease was primarily due to reduced compensation, travel and entertainment, consulting and trade show expenses.

General and administrative expenses

General and administrative expenses decreased $2.2 million, or 18.9%, to $9.4 million for the six months ended June 30, 2025, compared with $11.6 million for the six months ended June 30, 2024. The decrease was primarily due to reduced compensation costs.

Research and development expenses

Research and development expenses decreased $1.0 million, or 18.2%, to $4.5 million for the six months ended June 30, 2025, compared with $5.5 million for the six months ended June 30, 2024. This decrease was primarily due to reduced compensation costs.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses decreased $0.4 million, or 12.8%, to $2.3 million for the six months ended June 30, 2025, compared with $2.7 million for the six months ended June 30, 2024.

Goodwill impairment

Goodwill impairment expenses increase by $48.0 million for the six months ended June 30, 2025. We identified a triggering event, including the sustained decrease in our stock price, our recent operating results, liquidity risk and the current macroeconomic conditions impacting the life sciences industry, requiring an interim impairment test. We recorded a non-cash goodwill impairment charge of $48.0 million in connection with the interim impairment test.

Other operating expenses

Other operating expenses decreased by $0.7 million, or 61.8% to $0.5 million for the six months ended June 30, 2025, compared to $1.2 million for the six months ended June 30, 2024. Expenses included a fee of $0.4 million in connection with the receipt of employee retention credits and restructuring costs of $0.1 million in connection with headcount reductions in Europe and North America.

Interest expense

Interest expense increased $0.1 million, or 6.2%, to $1.6 million for the six months ended June 30, 2025, compared with $1.5 million for the six months ended June 30, 2024. The increase was primarily due to higher average borrowings during the period compared to prior year.

Loss on equity securities

During the six months ended June 30, 2024, we sold all of our remaining Harvard Apparatus Regenerative Technology Inc. (“HRGN”) stock and recorded a loss on equity securities of $1.6 million. During the six months ended June 30, 2024, we sold all of our remaining HRGN shares for $1.9 million and recorded a loss of $1.6 million. We did not hold any shares of HRGN stock during the six months ended June 30, 2025.

Income tax benefit

The income tax benefit was $0.4 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 08.% and 1.8%, respectively. The lower effective tax rate during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the tax effect of goodwill impairment and the release of reserves related to uncertain tax positions.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our shelf registration statement that provides for the issuance of common stock, preferred stock, warrants and units up to an amount equal to $100 million. Our expected cash outlays relate primarily to cash payments due under our Credit Agreement described below as well as salaries, inventory, and capital expenditures. We held cash and cash equivalents of $7.4 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively. Borrowings outstanding were $34.9 million and $37.0 million as of June 30, 2025 and December 31, 2024, respectively.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) provided an employee retention tax credit (“ERTC”) that was a refundable tax credit against certain employer taxes. The Company has received ERTC refunds of $5.4 million as of June 30, 2025 with $1.1 million received during the three months ended June 30, 2025. The Company’s compliance with the program’s qualifications may be subject to audit until May 2028, which is when the statute of limitation expires.

We maintain the Credit Agreement, which provides for a term loan of $40.0 million and a $25.0 million revolving credit facility with an original maturity of December 22, 2025. On March 10, 2025, we entered into an amendment to the Credit Agreement (the “March 2025 Amendment”). The March 2025 Amendment provided, among other things, that the Lenders’ commitment under our revolving credit facility would be capped at the amount outstanding thereunder as of the date thereof and thus we are unable to make additional borrowings under our revolving credit facility. The March 2025 Amendment also established certain Refinancing Milestones in connection with the refinancing of the Credit Agreement (the “Refinancing”), including receipt of a term sheet or commitment letter from one or more potential lenders, by the dates provided in the March 2025 Amendment, and the Company's consummation of the Refinancing by June 30, 2025. Pursuant to the March 2025 Amendment, the Lenders also agreed not to assert any breaches of the financial covenants included in the Credit Agreement for the first quarter of fiscal year 2025 provided that we continued to comply with our payment obligations, achieved the Refinancing Milestones, maintained minimum liquidity (defined as the sum of (a) unrestricted cash and cash equivalents and (b) the amount by which the aggregate amount committed under the Company’s revolving credit facility exceeds the total amount drawn under the credit facility) of $3.5 million and provided the administrative agent with certain financial reports. In addition, pursuant to the terms of the March 2025 Amendment the applicable interest rate margin was increased such that interest rate was equal to a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) plus 400 bps and amortization payments were revised so that a proportionate payment must be made on a monthly rather than a quarterly basis.

As of June 30, 2025, we were not in compliance with the Refinancing Milestones and quarterly financial covenants contained in the March 2025 Amendment. On August 8, 2025, we entered into the August 2025 Amendment Agreement, pursuant to which the Lenders and administrative agent agreed, subject to the terms contained in the August 2025 Amendment, to waive the events of default due to the Company’s failure to achieve certain Refinancing Milestones and its failure to comply with the consolidated net leverage ratio covenant and the consolidated fixed charge coverage ratio covenant as of the June 30, 2025 test date. Pursuant to the terms of the August 2025 Amendment, the Lenders also agreed not to test the financial covenants for the fiscal quarter ended September 30, 2025, provided that the Company continues to comply with its payment obligations, maintain minimum liquidity (defined as the sum of (a) unrestricted cash and (b) the amount by which the aggregate amount committed under the Company’s revolving credit facility exceeds the total amount drawn under the credit facility) of $3.0 million and provides the administrative agent with certain financial reports. The August 2025 Amendment also added as a mandatory prepayment event the receipt of cash proceeds upon a Refinancing or upon the sale of the equity interests or all or substantially all of the assets of the Company. In addition, pursuant to the terms of the August 2025 Amendment, the applicable interest rate margin was increased such that the interest rate is equal to a rate per annum based on the SOFR plus 700 bps. In connection with the August 2025 Amendment, the Company has also agreed to accomplish steps towards the Refinancing or repayment of the Credit Agreement by no later than December 5, 2025. The failure to accomplish such steps shall constitute an event of default under the Credit Agreement. In such event, in addition to other actions the Lenders may require, the amounts outstanding under the Credit Agreement may become immediately due and payable.

The Company continues to explore alternative sources of capital that would allow it to refinance the outstanding indebtedness under the Credit Agreement, but its ability to access such other sources of capital is uncertain. There is no assurance that such capital will be available, be obtainable on commercially acceptable terms, or provide the Company with sufficient funds to meet its objectives. Based on its anticipated cash flows from operations, unless the Company is able to access other sources of capital or extend the date for repayment under the Credit Agreement, the Company will be unable to pay its debt obligations and fund its operations for at least twelve months from the date of issuance of the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$5,741	$557
Net cash (used in) provided by investing activities	(916)	233
Net cash used in financing activities	(2,462)	(878)
Effect of exchange rate changes on cash	971	(147)
Increase (decrease) in cash and cash equivalents	$3,334	$(235)

Net cash provided by operations was $5.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. Cash flow from operations for the six months ended June 30, 2025 was positively impacted by reduction in inventories of $3.4 million and $2.2 million cash inflows from ERTC refunds received compared with the six months ended June 30, 2024.

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2025 compared to cash provided  by investing activities of $0.2 million for the six months ended June 30, 2024. Cash used in investing for the six months ended June 30, 2025 consisted of $0.9 million of capital expenditures for manufacturing and capitalized software development. Cash provided by investing activities for the six months ended June 30, 2024 primarily consisted of $1.9 million in proceeds from the sale of marketable equity securities, offset by $1.7 million of capital expenditures in manufacturing and information technology infrastructure and software development.

Net cash used in financing activities was $2.5 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we made $2.0 million in debt repayments on our term loan and paid $0.4 million in debt issuance costs as part of the March 2025 Amendment. During the six months ended June 30, 2024, debt outstanding under our credit facility decreased by $1.0 million, consisting of net borrowings under our revolver of $3.0 million, and payments of $4.0 million against the term loan. We also received proceeds of $0.2 million from the exercise of stock options and employee stock purchases and paid $0.1 million for taxes related to net share settlement of equity awards.

Impact of Foreign Currencies

Our international operations in some instances operate in a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended June 30, 2025, changes in foreign currency exchange rates resulted in a favorable effect on revenues of $0.4 million and an unfavorable effect on expenses of $0.4 million. During the six months ended June 30, 2025, changes in foreign currency exchange rates resulted in a favorable effect on revenues of $0.2 million and an unfavorable effect on expenses of $0.3 million.

The gain (loss) associated with the translation of our foreign equity into U.S. dollars included as a component of other comprehensive loss was $2.6 million and ($0.1) million for the three months ended June 30, 2025 and 2024, respectively and $3.9 millions and ($0.9) million for the six months ended June 30, 2025 and 2024, respectively.

Currency exchange rate fluctuations included as a component of net loss resulted in currency losses of $0.4 million and $0.1 million for three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.1 million for both the six months ended June 30, 2025 and 2024, respectively.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

While management, with oversight from the Audit Committee of our Board of Directors, has commenced implementing changes to our internal control over financial reporting in order to remediate the control deficiencies that resulted in the material weaknesses as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2024, additional time is required to complete the material weakness remediation work. We expect to continue our efforts throughout fiscal year 2025. We believe that the implementation of the remediation plans disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, will allow us to address the deficient controls within our internal control environment, which will facilitate the remediation of the material weaknesses. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the controls operate for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency and management has concluded, through testing, that these controls are effective. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans.

Changes in Internal Control over Financial Reporting

Other than changes related to remediation of the material weaknesses, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below updates, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We have substantial debt, and our lenders have waived our non-compliance with certain of the covenants in our Credit Agreement. If we fail to comply with the terms and conditions of the waiver, or if we fail to comply with covenants in our Credit Agreement in the future, the Lenders may require the amounts outstanding thereunder to become immediately due and payable.

As of June 30, 2025, there was indebtedness of $34.9 million outstanding under the Credit Agreement.  As of June 30, 2025, we were not in compliance with the Refinancing Milestones and quarterly financial covenants contained in the March 2025 Amendment.  Pursuant to the August 2025 Amendment, the Lenders and administrative agent agreed, subject to the terms contained in the August 2025 Amendment, to waive the Company’s events of default under the Credit Agreement. Pursuant to the terms of the August 2025 Amendment, the Lenders also agreed not to test the financial covenants for the fiscal quarter ended September 30, 2025, provided that the Company continues to comply with its payment obligations, maintain minimum liquidity (defined as the sum of (a) unrestricted cash and (b) the amount by which the aggregate amount committed under the Company’s revolving credit facility exceeds the total amount drawn under the credit facility) of $3.0 million and provides the administrative agent with certain financial reports. In connection with the August 2025 Amendment, the Company has also agreed to accomplish steps towards the Refinancing or repayment of the Credit Agreement by no later than December 5, 2025. The failure to accomplish such steps shall constitute an event of default under the Credit Agreement.

If we are not able to comply with the terms and conditions of the August 2025 Amendment, or if we are otherwise unable to maintain compliance with the covenants under the Credit Agreement, as amended, in addition to other actions the Lenders may require, the amounts outstanding under the Credit Agreement may become immediately due and payable. There can be no assurance that the Lenders will not take action to collect payment of our debt or dispose of collateral securing the debt. Our cash flow and existing capital resources may be insufficient to repay our debt, in which such case prior thereto we would have to repay, refinance and or restructure the obligations under the Credit Agreement, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance or restructure prior to maturity or acceleration of repayment, the Lenders could foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

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

By letter dated July 17, 2025, the Nasdaq Stock Market LLC notified the Company that on July 16, 2025, as a result of the appointment of Robert Gagnon and Seth Benson to serve as members of the Board and the Audit Committee of the Board, the Company had regained compliance with Nasdaq Listing Rule 5605(c)(2)(A) relating to the composition of the Audit Committee of the Board. As of the date of this filing, the Company has not regained compliance with the Minimum Bid Price Requirement.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6.	Exhibits.

10.1#	Letter Agreement between Mark Frost and the Company dated April 10, 2025 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 10, 2025 and incorporated by reference thereto).
10.2#

Harvard Bioscience, Inc. Amended and Restated 2021 Incentive Plan (previously filed as Annex A to the Proxy Statement on Schedule 14A, filed with the Securities Exchange Commission on April 21, 2025 and incorporated by reference thereto).

10.3#

Executive Employment Agreement between John Duke and the Company dated July 16, 2025 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2025 and incorporated by reference thereto).

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

HARVARD BIOSCIENCE, INC.
Date: August 11, 2025
	By:	/s/ JOHN DUKE
John Duke
Chief Executive Officer

	By:	/s/ MARK FROST
Mark Frost
Interim Chief Financial Officer