Form 10-K
period 2025-12-31
HARVARD BIOSCIENCE INC
filed 2026-03-13
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of shares of voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.2 million based on the closing sales price of the registrant’s common stock, par value $0.01 per share on that date. At March 5, 2026, there were 44,719,894 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

HARVARD BIOSCIENCE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2025

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

As the life sciences industry accelerates toward New Approach Methodologies (“NAMs”), Harvard Bioscience expects to evolve from a traditional tools provider into a leading enabler of Translational Medicine – positioned to bridge the gap between laboratory research and human clinical success. Building on its gold-standard preclinical foundation, the Company plans to align its portfolio, innovation pipeline, and operating model around four strategic pillars:

●

Leading the Translational Bridge: bridging in vivo and in vitro research by leveraging the Company’s strong preclinical position to facilitate the industry’s transition into the organoid and 3D biology markets, improving the translational relevance of early-stage research, and offering customers an integrated solution across critical stages of discovery and development.

●

New Product Introduction (“NPI”) Pipeline: modernizing preclinical and translational workflows through differentiated and innovative high-margin platforms such as SoHo™ telemetry, and proprietary MeshMEA and Incub8 platforms both of which are designed for organoid and tissue recording.

●	Consumables Revenue Expansion: shifting mix toward higher-margin consumables and software with a path to increasing recurring revenue from 55% of total revenues as of December 31, 2025.

●	Operational Excellence and Disciplined Growth: driving consistent profitability by utilizing the preclinical business as a cash-generating foundation to fund research and development (“R&D”) and inorganic bolt-on acquisitions. The Company will also focus on maintaining cost discipline and operational efficiency, supported by its recent manufacturing consolidation and the stronger balance sheet created by the December 17, 2025 debt refinancing.

In addition, we have taken steps to rationalize our product portfolio and improve our operating cost structure. These activities have included the discontinuation of certain non-strategic products, the consolidation of our global operating footprint, and the reduction of our headcount in Europe and North America.

In January 2026, the Company developed a comprehensive plan, referred to as Project Viking, for the strategic consolidation of its manufacturing operations to improve efficiency and support long-term growth. The Company expects to close its manufacturing facility in Holliston, MA and transition U.S. production to its manufacturing hub in Minneapolis, MN, and to relocate certain operations to facilities in Germany, Sweden, and the UK, aligning specific product lines with their designated center of excellence and most strategically advantageous logistical location. The Company expects the initiative to deliver approximately $3 million in cost savings in 2027, and approximately $4 million in annual cost savings beginning in 2028, while improving throughput and execution. The Company expects to incur pre-tax restructuring charges related to Project Viking in the range of approximately $3.4 to $4.4 million, including non-cash asset write-off and/or accelerated depreciation charges in the range of approximately $0.6 to $0.7 million, primarily related to the exit of production activities and manufacturing operations at the Holliston, MA manufacturing site.

Our Products

Our products, consumables, software and services enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bioproduction and preclinical testing.

We have organized our product line activities into two product families, Cellular and Molecular (“CMT”) and Preclinical. Our CMT product family is primarily composed of products supporting research related to molecular, cellular, organ and organoid technologies. Our CMT products also have application in the emerging field of bioproduction of pharmaceuticals and therapeutics as well as in vitro testing of cell lines and organoids in the therapy development. The principal customers for our CMT products include academic and government laboratories, biotechnology and pharmaceutical companies, and CROs. Our Preclinical product family includes products that support the preclinical research and testing phase for drug development, and in particular testing related to data collection and analysis for safety and regulatory compliance. Preclinical products are primarily sold to pharmaceutical and biotechnology companies and CROs, as well as to larger academic laboratories.

Our solutions range from simple to complex, and generally consist of hardware/firmware and software products, augmented with consumables, options, upgrades and post-sales (scientific, installation and data) services. Sales prices of these products and services range typically from $1,000 to over $100,000.

Below is a description of each product family.

CMT Product Family

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

●

precision scientific measuring instrumentation and equipment in the field of electrophysiology such as: data acquisition systems with custom amplifier configurations for cellular analysis, complete micro electrode array solutions for in vivo recordings and in vitro systems for extracellular recordings; and

●

our MeshMEA™ system, which builds on our existing micro-electrode array technology to support the emerging field of organoid research, especially in the areas of cardiac and neurological research and testing.

Sales of our CMT product family made up approximately 46% and 49% of our global revenues for each of the years ended December 31, 2025 and 2024, respectively.

Preclinical Product Family

Our Preclinical product family provides a complete platform to assess physiological data from organisms for research ranging from basic research to drug discovery, and drug development services. The Preclinical product family includes the DSI, Panlab, Hugo Sachs and Buxco brands. It includes:

●

implantable and externally worn telemetry systems, which are commonly used in research to collect cardiovascular, central nervous system, respiratory, and metabolic data, including our SoHo™ Small Animal Implantable Telemetry System that enables data collection in high-density group housing environments;

●

behavioral products, isolated organ and surgical products, a broad range of instruments and accessories for tissue, organ-based lab research, including surgical products, infusion systems, and behavior research systems;

●	turn-key respiratory system solutions encompassing plethysmograph chambers, data acquisition hardware, physiological signal analysis software, and final report generation;

●	inhalation and exposure systems providing precise, homogenous aerosol delivery while integrating respiratory parameters;

●	powerful GLP-capable data acquisition and analysis systems, capable of integrating third party sensors for a more comprehensive study design; and

●

our VivaMars™ behavioral monitoring system, launched in 2023, which is directed to the high throughput testing needs of higher-volume industrial customers such as CROs, biotechnology and pharmaceutical companies, and government laboratories engaged in the development and testing of new therapeutics.

Sales of products in our Preclinical product family made up approximately 54% and 51% of our global revenues for each of the years ended December 31, 2025 and 2024, respectively.

Other Products

In addition to our proprietarily manufactured products, we distribute products developed by other manufacturers. Resale of such products enables us to act as a single source for our customers’ research needs. They consist primarily of instruments or accessories as well as consumables used in experiments involving fluid handling, molecular and cell analysis and tissue, organ and animal research. Sales of third-party products that we distribute accounted for approximately 13% and 12% of our revenues for the years ended December 31, 2025 and 2024, respectively.

Customers

Our end-user customers are primarily pharmaceutical and biotechnology companies, universities, hospitals, government laboratories, including laboratories operated by the United States National Institutes of Health (“NIH”) and the U.S. Army and CROs. Our pharmaceutical and biotechnology customers include companies and research laboratories such as Abbott, Amgen, AstraZeneca, Bayer, Glaxo Smith Kline, Johnson & Johnson, Merck, Novartis, Pfizer and Regeneron. Our academic customers include colleges and universities such as Baylor College of Medicine, Cambridge University, Harvard University, Imperial College of London, Johns Hopkins University, Stanford, the University of California system, University of Pennsylvania, University of Pittsburgh, University of Texas and Yale University. Our CRO customers include Charles River Laboratories, Labcorp and Wuxi AppTec. We have a wide range of U.S. and international customers, and no customer accounted for more than 10% of our revenues in 2025 and 2024.

Sales

We conduct direct sales and sales through distributors in the United States, China and major European markets. We engage distributors for the sales of our own branded and private label products in certain areas of the world and for certain product lines. For the year ended December 31, 2025, revenues from direct sales to end-users represented approximately 61% of our revenues; and revenues from sales of our products through distributors represented approximately 39% of our revenues.

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

Research and Development

Our research and development activities are focused primarily on maintaining and strengthening our existing product and technology portfolio and expanding our portfolio to support new opportunities consistent with our growth strategy. We maintain development staff in many of our manufacturing facilities to design and develop new products and to re-engineer existing products to bring them to the next generation. Our research and development expenses were approximately $8.8 million and $10.4 million for the years ended December 31, 2025 and 2024, respectively. We anticipate that we will continue to make investments in research and development activities to advance our position in the industry as a provider of life science equipment, software and services. We plan to pursue a balanced development portfolio strategy of originating new products from internal research and acquiring products and technologies through business and technology acquisitions or collaborations, as appropriate.

Manufacturing

We manufacture and test the majority of our products in our principal manufacturing facilities located in the United States, Germany and Spain. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house manufacturing expertise, technologies and resources. We seek to maintain multiple suppliers for key components that are not manufactured in-house, although some of our products are dependent on sole-source suppliers. The consolidation of our ERP system, which we completed during 2024, is expected to enable operational improvements in our sales and operations planning processes and management of inventory levels and customer service. Our manufacturing operations primarily involve assembly and testing activities along with some machine-based processes. Going forward we expect the strategic consolidation of certain manufacturing operations through Project Viking to improve efficiency and support long-term growth and optimize our manufacturing footprint. See “Part I, Item 2. Properties” of this report for additional information regarding our manufacturing facilities.

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

We compete with several companies that provide products for life science research including Agilent, Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Danaher Corporation, Emka Technologies, Eppendorf AG, Hitachi, Instem plc, Kent Scientific Corporation, Lonza Group Ltd., Revvity, Inc. (f/k/a PerkinElmer, Inc.), Thermo Fisher Scientific, Inc., TSE Systems and Waters Corporation.

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

Seasonality

Sales and earnings in the third quarter of our fiscal year are usually flat or down from the second quarter, primarily because there are a large number of holidays and vacations during such quarter, especially in Europe. Our fourth quarter revenues and earnings are often the highest in any fiscal year compared to the other three quarters, primarily because many of our customers tend to spend budgeted money before their own fiscal year ends.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts. Patents or patent applications cover certain of our new technologies. Most of our product lines are protected principally by trade names and trade secrets.

We have implemented a patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. Our success depends, to a significant degree, upon our ability to develop proprietary products and technologies. We intend to continue to file patent applications covering new products and technologies where it is appropriate to do so considering factors such as the likely scope of coverage, strategic value, and cost. As of December 31, 2025, we had 11 issued patents worldwide, including 8 patents issued in the United States and 3 patents issued outside of the United States. Our issued patents and any patents issuing from our pending applications are set to expire on various dates ranging from 2028 to 2044. Additionally, as of December 31, 2025, we had 5 patent applications pending, including 5 U.S. applications and no applications in ex-U.S. jurisdictions.

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

Human Capital

As of December 31, 2025, we employed 339 employees, including 316 full-time employees. Some of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good. Additional information about our employees follows:

Country	Full-time	Part-time
United States	192	8
Germany	51	12
United Kingdom	29	3
Spain	19	-
China	16	-
Rest of World	9	-
Total	316	23

Function	Full-time	Part-time
Manufacturing	126	5
Sales and marketing	115	6
Research and development	37	6
General and administrative	38	6
Total	316	23

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

Risks Related to Our Industry

The life sciences industry is very competitive, and many of our competitors have greater resources than we have.

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

We derive a significant portion of our revenues from pharmaceutical and biotechnology companies and CROs serving these companies. We expect that pharmaceutical and biotechnology companies and CROs will continue to be a significant source of our revenues for the foreseeable future, including in our CMT and Preclinical product families. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as government regulation, ongoing consolidation, changing economic policies such as tariffs, the impact of technological change, and reductions and delays in research and development expenditures by companies in these industries.

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

Risks Related to Our Business

Reductions in customers’ research budgets due to fluctuations in government funding or delays in government funding may adversely affect our business.

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

We have recently announced a strategic consolidation of manufacturing operations, known as Project Viking, in connection with which we have incurred and will continue to incur restructuring costs; we may not realize the expected benefits of Project Viking or any future initiatives to reduce operating expenses.

We may not realize the expected benefits from Project Viking, or from similar consolidation or restructuring initiatives that we may undertake in the future. In addition, we may incur additional restructuring costs in implementing such consolidation and restructuring plans or similar future plans, and such costs may exceed our expectations. The implementation of our restructuring efforts may not improve our operational and cost structure or result in greater efficiency for our organization and our efforts could result in harm to our business; and we may not be able to support sustainable revenue growth and profitability following such consolidations and we could potentially lose revenue as a result of our efforts.

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

Levels of inflation and interest rates could negatively impact our revenues, profitability and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.

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

We have substantial debt and other financial obligations, and we may incur additional debt in the future. Any failure to meet the requirements of our debt agreements and other financial obligations or maintain compliance with related covenants could harm our business, financial condition and results of operations. Further, compliance with these covenants may affect our ability to respond to changes in our business or to take certain actions.

Our current credit agreement provides for term loans totaling $40.0 million (collectively, the “Credit Agreement”). As of December 31, 2025, we had outstanding borrowings of $40 million under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, we are subject to various covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changing business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to incur debt or liens, make investments (including acquisitions), sell assets, and pay dividends on our capital stock. In addition, the Credit Agreement contains certain financial covenants, including a minimum liquidity level and adjusted EBITDA levels, each of which will be tested at the end of each fiscal quarter of the Company.

If we are not able to maintain compliance with the covenants under the Credit Agreement, or are unsuccessful in obtaining waivers or amendments for any covenant defaults in the future, in addition to other actions our lenders may require, the amounts outstanding under the Credit Agreement may become immediately due and payable. Any such requirement for an immediate payment would negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Further, based upon our actual performance levels, our covenant relating to minimum liquidity level could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy.

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

Our management identified material weaknesses in our internal controls over financial reporting as of December 31, 2024. Although these material weaknesses have been remediated, failure to establish and maintain effective internal controls over financial reporting in the future could have a material adverse effect on our ability to report our financial condition, results of operations, or cash flows accurately and on a timely basis.

As a publicly traded company, we are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. As part of its annual review of the effectiveness of our internal controls over financial reporting as of December 31, 2024, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses related to the design and operating effectiveness of our internal controls over (i) our order to cash cycle and (ii) our physical count of inventories. As a result of these material weaknesses, our management also concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

With respect to the material weaknesses described above, we have designed and implemented specific remediation initiatives, and as a result do not have any material weaknesses as of December 31, 2025. However, in the future, we may fail to identify other material weaknesses or significant deficiencies that could impair our ability to report our financial condition and results of operations accurately or on a timely basis.

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

For a discussion of our internal control over financial reporting, see “Part II, Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

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

Use of artificial intelligence (“AI”) to improve our internal business operations, or in the development or provision of products or services, poses risks and challenges. The use of AI, particularly generative AI, presents opportunities as well as risks that could negatively impact our business. The development, deployment, and use of AI, including within the life sciences industry, is still in its early stages, where the use of insufficiently developed AI technologies and premature deployment practices could result in unintended outcomes that harm the business. AI technologies may be developed using inaccurate, incomplete, flawed or biased algorithms, training methodologies or data, which could result in competitive harm, regulatory penalties, legal liability, or brand or reputational harm. Further, a failure to timely and effectively use or deploy AI and integrate it into new product offerings and services could negatively impact our competitiveness, particularly ahead of evolving industry trends and evolving consumer demands. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future.

AI can pose risks from an intellectual property, confidential data leakage, data protection, and privacy perspective, as well as raise ethical concerns, compliance issues, and security risks. The input of confidential information or trade secrets into AI systems may result in the loss of intellectual property, proprietary rights, or attorney-client privilege in such information or trade secrets. The use of AI technologies for developing products or services may adversely affect or preclude the company’s intellectual property rights in such products or services, or may expose the company to liability related to the infringement, misappropriation or other violation of third-party intellectual property. The use of AI technologies with personally identifiable information may also result in legal liability. Further, particularly given the nascent stage of the technology, the use of AI can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading, or that result in unintended biases and discriminatory outcomes, or are otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or errors in these outputs.

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

Our enterprise resource planning (“ERP”) systems are critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of any IT systems, including ERP systems, has required in the past, and may continue to require investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the ERP systems without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of any information technology (“IT”) system, including ERP systems, could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.

To meet business objectives, we rely on both internal IT systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have the required capabilities and controls to address this risk. We have been, and may continue to be, subject to cybersecurity risks and incidents related to our business. While we have not experienced any material impact to business or operations resulting from information or cybersecurity incidents, because of the frequently evolving tactics adopted by threat actors, along with the increased volume and sophistication of attacks by such threat actors, there is the potential for us to be materially adversely impacted in the future. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Additionally, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, provides private rights of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA and other current and future applicable privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

Risks Related to Our Common Stock

We have received written notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price requirements, and if we are unable to regain compliance with Nasdaq continued listing standards, we could be delisted from Nasdaq, which would negatively impact our business, our ability to raise capital, and the market price and liquidity of our common stock.

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

As previously disclosed, on April 4, 2025, the Company received written notice (the “Notification Letter”) from Nasdaq notifying the Company that, based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from February 21, 2025 to April 3, 2025, the Company no longer meets the Minimum Bid Price Requirement. The Notification Letter had no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market. The Company was provided an initial compliance period of 180 calendar days, or until October 1, 2025, to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock continued to be listed and traded on The Nasdaq Global Market.

On October 2, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market (the “Approval”). Our common stock was transferred to The Nasdaq Capital Market effective as of the opening of business on October 3, 2025, and continues to trade under the symbol “HBIO.” The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements. As a result of the Approval and transfer to The Nasdaq Capital Market, we were granted an additional 180-day grace period, or until March 30, 2026, to regain compliance with the Minimum Bid Price Requirement. At a special meeting of stockholders held on March 6, 2026, stockholders approved an amendment to the Harvard Bioscience, Inc. Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock. Subsequently, our board of directors approved the reverse stock split to be completed at a ratio of 1-for-10, effective March 13, 2026.

We cannot provide any guarantee that we will be able to regain or maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to maintain compliance, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through public or private sales of equity securities, could significantly affect the ability of investors to trade our securities and could negatively affect the value and liquidity of our common stock. Delisting could also have other negative impacts, including the potential loss of confidence by our employees and customers, the loss of investor and analyst interest in the Company and in our common stock and fewer business development opportunities for the Company.

Our stock price has fluctuated and decreased significantly in the past and could experience substantial additional declines in the future.

The market price of our common stock has experienced significant fluctuations and decreased significantly, and may continue to be volatile and decline further in the future, perhaps substantially, in response to various factors including, but not limited to:

●	our business performance;

●	volatility of the financial markets;

●	uncertainty regarding the prospects of the domestic and foreign economies; and

●	technological innovations by competitors or in competing technologies.

In addition, public stock markets have experienced extreme price and trading volatility. The stock market and the Nasdaq Capital Market in general, and the biotechnology and life science tools industry and micro cap and nano cap markets in particular, have experienced significant price and volume fluctuations that at times may have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may further harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions globally, including military conflicts (such as the conflict between Russia and Ukraine and the conflicts in the Middle East). Although the length and impact of these conflicts are highly unpredictable, these conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain interruptions, and additional economic and financial sanctions.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its enterprise risk management oversight function. This oversight includes receiving periodic reports from management, including our Vice President of IT, concerning cybersecurity related risks.

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

Item 2. Properties.

Our facilities incorporate manufacturing, research and development, sales and marketing, and administration functions. As of December 31, 2025, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
New Brighton, Minnesota	Manufacturing facility	75,000	2030
Holliston, Massachusetts	Manufacturing facility and corporate headquarters	52,000	2029
Reutlingen, Germany	Manufacturing facility	23,000	2029
Barcelona, Spain	Manufacturing facility	16,000	2026+
March-Hugstetten, Germany	Manufacturing facility	11,000	2029

+ This lease is renewed on a month-to-month basis.

We also lease facilities in Cambridge, England; Stockholm, Sweden; Beijing, China; and Shanghai, China. As described elsewhere in this report, as part of Project Viking, the Company expects to close its manufacturing facility in Holliston, MA and transition U.S. production to its manufacturing hub in Minneapolis, MN. Certain operations are expected to be relocated to facilities in Germany, Sweden, and the UK, aligning specific product lines with their designated center of excellence and most strategically advantageous logistical location. We believe our current facilities are adequate for our needs for the foreseeable future.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “HBIO.”

Stockholders

There were 82 holders of record of our common stock as of March 5, 2026. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As the life sciences industry accelerates toward New Approach Methodologies (“NAMs”), Harvard Bioscience expects to evolve from a traditional tools provider into a leading enabler of Translational Medicine – positioned to bridge the gap between laboratory research and human clinical success. Building on its gold-standard preclinical foundation, the Company plans to align its portfolio, innovation pipeline, and operating model around four strategic pillars:

●

Leading the Translational Bridge: bridging in vivo and in vitro research by leveraging the Company’s strong preclinical position to facilitate the industry’s transition into the organoid and 3D biology markets, improving the translational relevance of early-stage research, and offering customers an integrated solution across critical stages of discovery and development.

●

New Product Introduction (“NPI”) Pipeline: modernizing preclinical and translational workflows through differentiated and innovative high-margin platforms such as SoHo™ telemetry, and proprietary MeshMEA and Incub8 platforms both of which are designed for organoid and tissue recording.

●	Consumables Revenue Expansion: shifting mix toward higher-margin consumables and software with a path to increasing recurring revenue from 55% of total revenues as of December 31, 2025.

●

Operational Excellence and Disciplined Growth: driving consistent profitability by utilizing preclinical business as a cash-generating foundation to fund research and development (“R&D”) and inorganic bolt-on acquisitions. The Company will also focus on maintaining cost discipline and operational efficiency, supported by its recent manufacturing consolidation and the stronger balance sheet created by the December 17, 2025 debt refinancing.

In addition, we have taken steps to rationalize our product portfolio and improve our operating cost structure. These activities have included the discontinuation of certain non-strategic products, the consolidation of our global operating footprint, and the reduction of our headcount in Europe and North America.

In January 2026, the Company developed a comprehensive plan, referred to as Project Viking, for the strategic consolidation of its manufacturing operations to improve efficiency and support long-term growth. The Company expects to close its manufacturing facility in Holliston, MA and transition U.S. production to its manufacturing hub in Minneapolis, MN, and to relocate certain operations to facilities in Germany, Sweden, and the UK, aligning specific product lines with their designated center of excellence and most strategically advantageous logistical location. The Company expects the initiative to deliver approximately $3 million in cost savings in 2027, and approximately $4 million in annual cost savings beginning in 2028, while improving throughput and execution. The Company expects to incur pre-tax restructuring charges related to Project Viking in the range of approximately $3.4 to $4.4 million, including non-cash asset write-off and/or accelerated depreciation charges in the range of approximately $0.6 to $0.7 million, primarily related to the exit of production activities and manufacturing operations at the Holliston, MA manufacturing site. These amounts are estimates and are subject to future changes.

Selected Results of Operations

In the table below, we provide an overview of selected operating metrics for the year ended December 31, 2025, compared to the year ended December 31, 2024.

	Year Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue
Revenues	$86,550		$94,135
Gross profit	49,910	57.7%	54,766	58.2%
Sales and marketing expenses	19,216	22.2%	22,212	23.6%
General and administrative expenses	17,742	20.5%	21,493	22.8%
Research and development expenses	8,825	10.2%	10,406	11.1%
Amortization of intangible assets	4,027	4.7%	5,255	5.6%
Goodwill impairment	47,951	55.4%	-	0.0%
Other operating expenses	729	0.8%	1,611	1.7%
Interest expense	4,917	5.7%	3,536	3.8%
Loss on pension settlement	1,233	1.4%	-	0.0%
Loss on equity securities	-	0.0%	1,593	1.7%
Other expense, net	2,656	3.1%	325	0.3%
Income tax (benefit) expense	(686)	-0.8%	740	0.8%

Revenues

Revenues decreased $7.5 million, or 8.1%, to $86.6 million for the year ended December 31, 2025, compared to $94.1 million for the year ended December 31, 2024. The decrease in revenues was primarily due to softening of worldwide demand from distributors, CROs and academic medical research institutions. Changes in foreign currency exchange rates had a $1.2 million favorable effect on revenues during the year ended December 31, 2025.

Gross profit

Gross profit decreased $4.9 million, or 8.9%, to $49.9 million for the year ended December 31, 2025, compared with $54.8 million for the year ended December 31, 2024, primarily due to the decreases in revenues. Gross margin decreased to 57.7% for the year ended December 31, 2025, compared with 58.2% for the year ended December 31, 2024. Gross margin was unfavorably impacted by the under-absorption of fixed manufacturing overhead costs due to the decrease in revenues which was partially offset by a better mix of high margin products and lower labor costs.

Sales and marketing expenses

Sales and marketing expenses decreased $3.0 million, or 13.5%, to $19.2 million for the year ended December 31, 2025, compared to $22.2 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in compensation costs of $1.9 million, a decrease in travel and entertainment costs of $0.4 million, and a decrease in tradeshow costs of $0.4 million, in each case as compared to the year ended December 31, 2024.

General and administrative expenses

General and administrative expenses decreased by $3.8 million, or 17.5%, to $17.7 million for the year ended December 31, 2025, compared with $21.5 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in compensation costs of $1.7 million, a decrease in stock based compensation costs of $2.2 million, partially offset by increases in professional fees of $0.2 million and legal fees of $0.2 million, in each case as compared to the year ended December 31, 2024.

Research and development expenses

Research and development expenses decreased $1.6 million, or 15.2%, to $8.8 million for the year ended December 31, 2025, compared with $10.4 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in compensation costs of $1.3 million and a decrease of $0.3 million in project costs and consulting fees, as compared to the year ended December 31, 2024.

Amortization of intangible assets

Amortization of intangible assets decreased $1.3 million, or 23.4%, to $4.0 million for the year ended December 31, 2025, compared with $5.3 million for the year ended December 31, 2024.

Goodwill impairment

Based on the Company’s quantitative impairment analysis as of March 31, 2025, the Company determined that the carrying value of the reporting unit exceeded its fair value by $48.0 million. Accordingly, the Company recorded such amount as a goodwill impairment charge for the three months ended March 31, 2025.

Other operating expenses

Other operating expenses for the year ended December 31, 2025, were $0.7 million, including a fee of $0.5 million in connection with the receipt of employee retention tax credits and restructuring costs of $0.2 million in connection with headcount reductions. Other operating expenses for the year ended December 31, 2024, were $1.6 million, including $0.8 million in connection with headcount reductions, a fee of $0.5 million in connection with the receipt of employee retention tax credits, and $0.3 million related to settlement of an unclaimed property audit.

Interest expense

Interest expense increased $1.4 million, or 39.1%, to $4.9 million for the year ended December 31, 2025, compared with $3.5 million for the year ended December 31, 2024. The increase was primarily due to the increase in the interest rate margin pursuant to the March 2025 and August 2025 amendments to the Company’s prior term loan and senior revolving credit facility.

Loss on pension settlement

For the year ended December 31, 2025, the Company used $1.4 million of plan assets to purchase non-participating annuity contracts resulting in the full settlement of the benefit obligations for one of its pension programs in the UK. As a result, the Company recorded a non-cash pension settlement charge of approximately $1.2 million, primarily consisting of unrecognized actuarial losses.

Loss on equity securities

As of December 31, 2023, we held shares of common stock of Harvard Apparatus Regenerative Technology, Inc. (“HRGN”) with an estimated fair value of $3.5 million. These shares were received in connection with the settlement of indemnification obligations related to litigation which was resolved during the year ended December 31, 2022. During the year ended December 31, 2024, we sold all of our HRGN shares for $1.9 million and recorded a loss on sale of $1.6 million.

Other expense, net

Other expense, net for the year ended December 31, 2025, was $2.7 million and included costs of $1.8 million in connection with exploring alternative sources of capital that would allow the Company to refinance the outstanding indebtedness due to its former lenders, $0.6 million related to loss on foreign currency, and a $0.1 million loss on extinguishment of debt. Other expenses, net for the year ended December 31, 2024, were $0.3 million, which was primarily related to $0.2 million of loss on foreign currency.

Income tax expense

Income tax (benefit) expense for the year ended December 31, 2025, was ($0.7) million benefit compared to $0.7 million expense for the year ended December 31, 2024. The effective tax rates for the years ended December 31, 2025 and 2024, were (1.1%) and 6.3%, respectively. The lower effective tax rate during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily attributable to goodwill impairment, an increase in the Company’s GILTI inclusion, and a decrease in the change in the Company’s valuation allowance. Our effective tax rates for the years ended December 31, 2025 and December 31, 2024 were different than the U.S. statutory rates primarily due to changes in valuation allowances associated with our assessment of the likelihood of the recoverability of deferred tax assets and the impact of changes to prior year tax accruals.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our shelf registration statement that provides for the issuance of common stock, preferred stock, warrants and units up to an amount equal to $100 million (the “2024 Shelf Registration Statement”). Our expected cash outlays relate primarily to cash payments due under our Loan and Security Agreement (the “2025 Loan Agreement”), entered into with certain financial institutions party thereto as lenders and BroadOak Income Fund, L.P., as the administrative agent and collateral agent on December 17, 2025, as well as salaries, inventory, capital expenditures, and other operating costs. We held cash and cash equivalents of $8.6 million and $4.1 million as of December 31, 2025 and December 31, 2024, respectively. Borrowings outstanding were $40.0 million and $37.4 million as of December 31, 2025 and December 31, 2024, respectively.

Under the 2025 Loan Agreement, the Company is required to maintain certain financial covenants that are based on financial measures not presented in accordance with U.S. generally accepted accounting principles. The Company was in compliance with the minimum liquidity requirement and the minimum adjusted EBITDA requirement, each as defined in the 2025 Loan Agreement, measured on a trailing 12-month basis, of at least $6,000,000 for the fiscal quarter ending December 31, 2025.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 provided an employee retention tax credit (“ERTC”) that was a refundable tax credit against certain employer taxes. The Company received ERTC refunds of $3.6 million and $3.2 million during the year ended December 31, 2025 and December 31, 2024. The Company’s compliance with the program’s qualifications may be subject to audit until May 2029, which is when the statute of limitation expires.

As of December 31, 2024 and in the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, the anticipated maturity of the Company’s Amended Credit Agreement (defined in Note 10) on December 22, 2025, together with uncertainty as to the Company’s ability to comply with future covenants under the terms of the Amended Credit Agreement, raised substantial doubt about the Company’s ability to continue as a going concern. On December 17, 2025, the Company entered into the 2025 Loan Agreement and completed a comprehensive refinancing of its credit facility, resulting in a new maturity date and improved covenant compliance. For additional details on the 2025 Loan Agreement and refinancing, see the discussion in Note 10 to the consolidated financial statements included in “Part IV, Item 15. Exhibits, Financial Statement Schedules” of this report. Management evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements and concluded that (1) the conditions and events that initially raised substantial doubt have been alleviated and (2) substantial doubt does not exist as of the issuance date. These financial statements are therefore prepared on a going-concern basis.

Consolidated Cash Flow Statements

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$6,729	$1,440
Net cash used in investing activities	(1,863)	(1,344)
Net cash used in financing activities	(1,291)	(131)
Effect of exchange rate changes on cash	931	(140)
Increase (decrease) in cash and cash equivalents	$4,506	$(175)

Cash provided by operations was $6.7 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively, an increase of $5.3 million. Cash flow from operations, adjusted for non-cash items, for the year ended December 31, 2025 was $1.1 million, compared to $1.4 million for the year ended December 31, 2024. The increase in cash provided by operations was primarily due to a decrease in inventory of $3.0 million, an increase in accounts payable and other liabilities of $2.3 million compared to a decrease of $1.8 million in the prior year,  and a decrease in contract liabilities of $0.2 million compared to a decrease of $0.7 million in the prior year, partially offset by an increase in accounts receivable of $0.9 million compared to a decrease of $1.0 million in the prior year.

Cash used in investing activities was $1.9 million for the year ended December 31, 2025, and consisted of $1.3 million of capital expenditures for manufacturing and information technology infrastructure and $0.6 million of capitalized software development. Cash used in investing activities was $1.3 million for the year ended December 31, 2024, and consisted of $2.6 million of capital expenditures for manufacturing and information technology infrastructure and $0.6 million of capitalized software development, partially offset by $1.9 million in proceeds from the sale of marketable equity securities.

Cash used by financing activities was $1.3 million for the year ended December 31, 2025. During this period, the Company made total debt payments of $37.4 million, including repayment of debt outstanding of $33.7 million. Net borrowing under the new credit facility was $39.2 million and we paid debt issuance costs of $2.9 million. Additionally, we paid $0.1 million for taxes related to net share settlement of equity awards.

Cash used by financing activities was $0.1 million for the year ended December 31, 2024. During this period, debt outstanding under our credit facility increased by $0.2 million, due to net borrowings under our revolver of $8.8 million and payments of $8.6 million against the revolver and term loan. Additionally, we paid debt issuance costs of $0.2 million. We also received proceeds of $0.4 million from the exercise of stock options and employee stock purchase plan purchases and paid $0.6 million for taxes related to net share settlement of equity awards.

Impact of Foreign Currencies

Our international operations in some instances operate as a natural hedge as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and the British pound. During the year ended December 31, 2025, changes in foreign currency exchange rates resulted in a favorable effect on revenues of $1.2 million and an unfavorable effect on expenses of $1.5 million.

During the years ended December 31, 2025 and 2024, the translation of foreign currency into U.S. dollars included as a component of comprehensive income (loss) resulted in a gain (loss) of $3.2 million and $(1.4) million, respectively. In addition, the currency exchange rate fluctuations included as a component of net loss resulted in currency losses of $(0.6) million and $(0.2) million during the years ended December 31, 2025 and 2024, respectively.

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

We believe the following is one of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Impairment of Goodwill and Other Long-Lived Assets

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment analysis for goodwill consists of a qualitative assessment potentially followed by a quantitative analysis. If we determine that the carrying value of our reporting unit exceeds its fair value, an impairment charge to goodwill is recorded for the excess. The critical judgments involved in our annual test of goodwill include an assessment of unfavorable events and a judgment of whether those events put our goodwill at risk of impairment, which if determined to be at risk would require us to perform a quantitative test. The critical judgments and estimates in our quantitative tests for goodwill and long-lived assets include selection and weighting of available valuation methods and the selection of assumptions that may be used in those methods.

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

During the quarter ended March 31, 2025, the Company determined that a sustained decrease in its stock price that occurred during the three months ended March 31, 2025 indicated that the carrying values of its goodwill and other long-lived assets may not be recoverable. Additional factors that contributed to this conclusion were the Company’s recent operating results, liquidity risk and the macroeconomic conditions then impacting the life sciences industry. Based on this determination, the Company performed interim quantitative impairment tests on its goodwill and other long-lived assets as of March 31, 2025 and June 30, 2025, as well as a qualitative analysis as of September 30, 2025.

Based on the quantitative impairment analysis as of March 31, 2025, the Company determined that the carrying value of the reporting unit exceeded its fair value by $48.0 million. Accordingly, the Company recorded such amount as a goodwill impairment charge for the three months ended March 31, 2025. Based on the quantitative impairment analysis performed as of June 30, 2025 and qualitative analysis performed as of September 30, 2025, an additional impairment charge was not required during the three months ended June 30, 2025, and September 30, 2025.

The Company evaluated its goodwill for impairment as of October 1, 2025 by performing a qualitative analysis and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

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

Filer Status

The Company performed its public float calculation pursuant to the SEC's Public Float Test as of the last business day of its second fiscal quarter ended June 30, 2025. Based on this calculation, the Company concluded that its public float did not exceed the threshold to retain its filer status as an accelerated filer. As a result, the Company's filer status has changed and it is now classified as a non-accelerated filer. Accordingly, the Company will be subject to the requirements within this classification, including a non-accelerated timeline to file certain periodic reports, and it will be eligible for the scaled-down financial disclosure requirements provided to entities that meet the definition of a non-accelerated filer. This change in filer status takes effect with this Form 10-K for the fiscal year ended December 31, 2025, which is the first annual report filed for the fiscal year in which the Company lost its accelerated filer status.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this report. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, material weaknesses in our internal control over financial reporting. We determined that we did not design and maintain effective controls over (i) our order to cash cycle and (ii) our physical count of inventories. Specifically, we did not design and maintain effective manual controls over the processing and review of a substantial portion of our revenue transactions. Additionally, we did not design and maintain an effective cycle count program to verify quantities of inventories held at Company locations that account for a substantial portion of inventories. The timeliness, level of precision, and appropriate segregation of duties in our review processes over revenue transactions and our physical counts of inventories were not sufficient to prevent, detect, and correct potential misstatements in a timely manner.

Remediation Efforts of Previously Disclosed Material Weaknesses

Subsequent to the evaluation made in connection with filing our Annual Report on Form 10-K for the year ended December 31, 2024, management, with the oversight of the Audit Committee of the Board of Directors, continued the process of remediating the material weaknesses.

During the year ended December 31, 2025, we completed our plans to remediate these material weaknesses by performing the following actions:

●	Redesigned and enhanced controls over the completeness and accuracy of key inputs within the order to cash cycle, including refined data validation procedures and strengthened review protocols.

●

Improved the precision, frequency and timeliness of key control activities within the order to cash and inventory cycles to ensure they operate at the level necessary to appropriately mitigate risks and support reliable financial reporting.

●	Retrained personnel involved in the execution of order to cash processes to reinforce timely, accurate, and well‑documented performance of control responsibilities.

●

Strengthened, formalized, documented, and tested accounting processes and internal controls within the order to cash cycle, including the identification and integration of IT automated controls designed to supplement and enhance existing manual reviews.

●

Enhanced the cycle count program and related inventory controls, including extensive reorganization of the warehouse, physical security of inventory, operational improvements such as kitting, and periodic monitoring to track progress towards overall coverage requirements.

●	Addressed segregation of duties issues in order processing and customer master maintenance, specifically at European sites.

●	Provided additional training on standard operating procedures and internal controls for employees responsible for logistics and inventory management functions.

As a result of these remediation activities and based on management’s evaluation of control effectiveness in these cycles, we concluded that the previously reported material weaknesses have been remediated as of December 31, 2025.

(c)	Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts of previously disclosed material weaknesses described above, there were no changes to our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders.

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

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HARVARD BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Harvard Bioscience, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Harvard Bioscience, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Hartford, Connecticut

March 13, 2026

HARVARD BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,614	$4,108
Accounts receivable, net	16,043	14,866
Inventories	20,805	23,245
Other current assets	2,763	2,898
Total current assets	48,225	45,117
Property, plant and equipment, net	4,787	5,106
Operating lease right-of-use assets	7,172	6,132
Goodwill	9,559	56,324
Intangible assets, net	7,639	11,132
Other long-term assets	2,689	2,833
Total assets	$80,071	$126,644
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$36,956
Accounts payable	3,652	4,787
Contract liabilities	3,447	3,806
Other current liabilities	14,861	9,409
Total current liabilities	21,960	54,958
Long-term debt, net	35,870	-
Deferred tax liability	317	710
Operating lease liabilities	6,882	6,381
Other long-term liabilities	1,308	1,255
Total liabilities	66,337	63,304
Commitments and contingencies - Note 16
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
Common stock, par value $0.01 per share, 80,000,000 shares authorized: 44,719,894 shares issued and outstanding at December 31, 2025; 44,074,475 shares issued and outstanding at December 31, 2024	447	441
Additional paid-in-capital	239,669	236,579
Accumulated deficit	(214,710)	(158,010)
Accumulated other comprehensive loss	(11,672)	(15,670)
Total stockholders' equity	13,734	63,340
Total liabilities and stockholders' equity	$80,071	$126,644

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024

Revenues	$86,550	$94,135
Cost of revenues	36,640	39,369
Gross profit	49,910	54,766

Sales and marketing expenses	19,216	22,212
General and administrative expenses	17,742	21,493
Research and development expenses	8,825	10,406
Amortization of acquired intangible assets	4,027	5,255
Goodwill impairment - Note 5	47,951	-
Other operating expenses - Note 2	729	1,611
Total operating expenses	98,490	60,977

Operating loss	(48,580)	(6,211)

Other expense:
Interest expense	(4,917)	(3,536)
Loss on pension settlement - Note 8	(1,233)	-
Loss on equity securities - Note 12	-	(1,593)
Other expense, net	(2,656)	(325)
Total other expense	(8,806)	(5,454)

Loss before income taxes	(57,386)	(11,665)
Income tax (benefit) expense	(686)	740
Net loss	$(56,700)	$(12,405)

Loss per share:
Basic and diluted loss per share	$(1.28)	$(0.28)

Weighted-average common shares:
Basic and diluted	44,391	43,538

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024

Net loss	$(56,700)	$(12,405)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,248	(1,405)
Defined benefit pension plans, net of tax benefit of $93 and $58, respectively	651	(175)
Derivative instruments qualifying as cash flow hedges, net of tax of $-0-	99	100
Other comprehensive income (loss)	3,998	(1,480)
Comprehensive loss	$(52,702)	$(13,885)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	43,395	$434	$232,435	$(145,605)	$(14,190)	$73,074
Stock option exercises	14	-	43	-	-	43
Stock purchase plan	161	2	335	-	-	337
Vesting of restricted stock units	769	8	-	-	-	8
Shares withheld for taxes	(265)	(3)	(574)	-	-	(577)
Stock-based compensation	-	-	4,340	-	-	4,340
Net loss	-	-	-	(12,405)	-	(12,405)
Other comprehensive loss	-	-	-	-	(1,480)	(1,480)
Balance at December 31, 2024	44,074	441	236,579	(158,010)	(15,670)	63,340
Stock purchase plan	123	1	46	-	-	47
Vesting of restricted stock units	755	8	-	-	-	8
Shares withheld for taxes	(233)	(3)	(153)	-	-	(156)
Stock-based compensation	-	-	1,855	-	-	1,855
Net loss	-	-	-	(56,700)	-	(56,700)
Other comprehensive income	-	-	-	-	3,998	3,998
Issuance of warrants	-	-	1,342	-	-	1,342
Balance at December 31, 2025	44,719	$447	$239,669	$(214,710)	$(11,672)	$13,734

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(56,700)	$(12,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,743	1,727
Amortization of intangible assets	4,202	5,430
Goodwill impairment - Note 5	47,951	-
Amortization of deferred financing costs	1,322	327
Stock-based compensation	1,855	4,340
Deferred income taxes and other	(680)	363
Loss on pension settlement - Note 8	1,233	-
Loss on extinguishment of debt	130	-
Loss on equity securities - Note 12	-	1,593
Changes in operating assets and liabilities:
Accounts receivable	(934)	974
Inventories	2,947	(64)
Other assets	1,521	1,642
Accounts payable and other liabilities	2,300	(1,785)
Contract liabilities	(161)	(702)
Net cash provided by operating activities	6,729	1,440
Cash flows from investing activities:
Additions to property, plant and equipment	(1,258)	(2,644)
Capitalized software development costs	(605)	(619)
Proceeds from sale of marketable equity securities	-	1,919
Net cash used in investing activities	(1,863)	(1,344)
Cash flows from financing activities:
Borrowing from revolving line of credit	-	8,800
Borrowing from term loans	40,000	-
Repayment of revolving line of credit	(12,650)	(2,550)
Repayment of term debt	(24,700)	(6,023)
Payment of debt issuance costs	(3,832)	(161)
Proceeds from exercise of stock options and employee stock purchase plan	47	380
Taxes paid related to net share settlement of equity awards	(156)	(577)
Net cash used in financing activities	(1,291)	(131)
Effect of exchange rate changes on cash	931	(140)
Increase (decrease) in cash and cash equivalents	4,506	(175)
Cash and cash equivalents at beginning of period	4,108	4,283
Cash and cash equivalents at end of period	$8,614	$4,108
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,595	$3,235
Cash paid for income taxes, net of refunds	$(98)	$(159)

See accompanying notes to consolidated financial statements.

HARVARD BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going concern basis, which assumes the Company will continue to operate in the normal course of business. Management evaluated the Company’s ability to continue as a going concern under ASC 205-40 for the twelve months following the issuance of these financial statements.

In prior filings (including the December 31, 2024 Form 10-K and subsequent Form 10-Q’s), the anticipated maturity of the Company’s Amended Credit Agreement (defined in Note 10) on December 22, 2025, together with uncertainty as to the Company’s ability to comply with future covenants under the terms of the Amended Credit Agreement, raised substantial doubt about the Company’s ability to continue as a going concern.

On December 17, 2025, the Company completed a comprehensive refinancing of its credit facility, resulting in a new maturity date and improved covenant compliance.

Management evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements and concluded that the conditions and events that initially raised substantial doubt have been alleviated and that substantial doubt does not exist as of issuance. These financial statements are therefore prepared on a going-concern basis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP”) requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including those for income taxes, credit losses on receivables. and defined benefit pension obligations. Estimates are also required to assess the value for inventories reported at lower of cost or net realizable value, stock-based compensation expense, and the recoverability of long-lived and intangible assets, including goodwill. The Company assesses its previous estimates based upon currently available information. Actual results could differ materially from those estimates.

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

Service revenue consists of installation, training, data analysis and surgeries performed on research animals. Service revenue is recognized when the service is performed. Maintenance revenue consists of post-contract support provided in relation to software equipment that is sold to the customer. The Company provides standard warranties that promise the customer that the product will work as promised and are not a separate performance obligation. Extended warranties relate to warranties that are separately priced and purchased in addition to a standard warranty and are therefore a separate performance obligation. The Company has made the judgment that the customer benefits as the Company performs over the period of the contract, and therefore revenues from maintenance and warranty contracts are recognized over time. The Company uses the input method to recognize revenue over time, which is generally on a straight-line basis over the service period.

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

Sales taxes, value added taxes, and certain excise taxes collected from customers and remitted to government authorities are accounted for on a net basis and are therefore excluded from revenues.

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

Approximately 33% of the Company’s cash and cash equivalents at December 31, 2025, was held by the Company’s foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by subsidiaries in the United Kingdom, Germany and Spain.

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

Software Development

Software development costs for software products to be sold, leased or otherwise marketed that are incurred before establishing technological feasibility are charged to operating expense. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins.

Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product.

Goodwill

Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

During the quarter ended March 31, 2025, the Company determined that a sustained decrease in its stock price that occurred during the three months ended March 31, 2025 indicated that the carrying values of its goodwill and other long-lived assets may not be recoverable. Additional factors that contributed to this conclusion were the Company’s recent operating results, liquidity risk and the macroeconomic conditions then impacting the life sciences industry. Based on this determination, the Company performed interim quantitative impairment tests on its goodwill and other long-lived assets as of March 31, 2025 and June 30, 2025, as well as a qualitative analysis as of September 30, 2025.

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

The Company evaluated its goodwill for impairment as of October 1, 2025 by performing a qualitative analysis and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

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

The recoverability of assets or an asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or the asset group. Cash flow projections are based on trends of historical performance and management’s estimate of future performance. The Company’s estimate of future cash flows requires significant judgment based on historical and anticipated results and is subject to many factors.

When the Company determines that the carrying value of the assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the Company's assets. For the year ended December 31, 2024, the Company concluded that there were triggering events requiring the Company to assess the recoverability of its long-lived assets. Based on its recoverability assessment, the Company determined that there was no impairment of its other long-lived assets as of December 31, 2025, and 2024. If future operating performance of the reporting units is not consistent with these assumptions, the Company could be required to record non-cash impairment charges.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss. If a loss is probable and the loss or range of loss cannot be reasonably estimated, the Company discloses or states that such an estimate cannot be made. Refer to Note 16, Commitments and Contingent Liabilities, for additional information. The Company accrues and expenses legal costs associated with contingencies when incurred.

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

Convertible Instruments

In accordance with ASU 2020-06, the Company records its convertible debt at face value less unamortized issuance costs. Issuance costs are amortized to Interest expense using the effective interest method over the expected term of the convertible debt.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction to the carrying value of the debt and amortized over the life of the debt using the effective interest method.

Loan exit fees

Loan exit fees are recognized as an increase in the effective interest rate over the life of the loan and an increase in the carrying value of debt.

Leases

The Company leases office space, manufacturing facilities, automobiles and equipment. The Company concludes whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right for the Company to control the use of the identified property, plant or equipment for a period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight-line basis over the lease term.

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

Preferred Stock

The Company’s board of directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The board of directors may exercise this authority without any further approval from stockholders. As of December 31, 2025, and 2024, the Company had no preferred stock issued or outstanding.

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

The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The Company values restricted stock units with a market condition using a Monte-Carlo valuation simulation. The determination of fair value of stock-based payment awards on the date of grant using a Monte-Carlo valuation simulation is affected by the Company’s stock price as well as assumptions regarding certain variables including, but not limited to, the Company’s expected stock price volatility over the term of the awards, interest rate assumptions, and discounts to adjust for any holding period post-vest restrictions.

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

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, and trade accounts payable approximate their fair values because of the short maturities of those instruments. The fair value of the Company’s debt approximates its carrying value due to the proximity of the issuance date to the December 31, 2025, reporting date, as the interest rate on the Company’s debt remain consistent with current market rates for similar debt (Level 2).

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

	Year Ended December 31,
(in thousands, except per share data)	2025	2024
Net loss	$(56,700)	$(12,405)
Weighted average shares outstanding - basic	44,391	43,538
Dilutive effect of equity awards	-	-
Dilutive effect of convertible Term C Loan	-	-
Dilutive effect of warrants	-	-
Weighted average shares outstanding - diluted	44,391	43,538
Basic loss per share	$(1.28)	$(0.28)
Diluted loss per share	$(1.28)	$(0.28)
Shares excluded from diluted loss per share due to their anti-dilutive effect	11,638	3,577

Business Segment Information

The Company operates in one segment: the design, development, production and distribution of products and services that enable fundamental advances in life science applications, including research, pharmaceutical and therapy discovery, bioproduction and preclinical testing for pharmaceutical and therapy development. The chief operating decision maker (“CODM”), who is the Company's chief executive officer, measures financial performance as a single enterprise and allocates resources across the Company to maximize profitability, and not on geography, legal entity, or end market basis. The Company operates in a number of countries throughout the world, and has a variety of product lines. Information regarding product lines and geographic financial information is provided in Note 3, “Revenues” and Note 6, "Balance Sheet Information."

Other Operating Expenses

The components of other operating expenses for the year ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Restructuring expenses (see Note 7)	$188	$792
Unclaimed property audits expense (see Note 16)	-	347
Employee retention tax credit fees (see Note 17)	541	472
Total other operating expenses	$729	$1,611

Recently Issued Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances disclosures related to the effective tax rate reconciliation, income taxes paid, as well as other disclosures. The new standard impacts footnote disclosures and was effective for the Company’s annual financial statements for the year ended December 31, 2025. The adoption of this standard impacted footnote disclosures and did not have a material impact on the Company's consolidated financial statements, see information provided in Note 15.

Recently Issued Accounting Pronouncements Yet to be Adopted

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to provide guidance on how business entities should recognize, measure, and present government grants received. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted, and the amendments may be applied using a modified prospective, modified retrospective, or full retrospective adoption. The Company is currently evaluating the impact the adoption of ASU 2025-10 may have on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). The guidance in ASU 2025-12 provides incremental improvements to accounting standards for a broad range of topics. The standard is effective for annual fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2026, with early adoption permitted. Upon adoption, ASU 2025-12 may be applied prospectively or retrospectively on an issue-by-issue basis. The Company is currently evaluating the impact that the adoption of ASU 2025-12 may have on its consolidated financial statements and disclosures.

Prior Period Financial Statement Reclassifications

Certain immaterial reclassifications have been made to the prior year financial statements to conform to the current presentation.

3.	Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2025, and 2024.

Revenues by type were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Instruments, equipment, software and accessories	$78,260	$86,964
Service, maintenance and warranty contracts	8,290	7,171
Total revenues	$86,550	$94,135

Revenues recognition timing was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Goods and services transferred at a point in time	$82,339	$90,420
Goods and services transferred over time	4,211	3,715
Total revenues	$86,550	$94,135

Revenues by geographic destination were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Americas
United States	$38,966	$41,738
Americas - Other	3,227	3,596
Europe, Middle East and Africa	26,710	28,405
Asia
China	10,969	13,297
Asia - Other	6,678	7,099
	$86,550	$94,135

Contract Liabilities

The following table provides a summary of contract liabilities as of the periods indicated:

	December 31,
(in thousands)	2025	2024	Change	Percentage
Deferred revenue
Service, maintenance and warranty contracts	$1,934	$1,560	$374	24%
Installation and training	711	806	(95)	-12%
Customer advances	802	1,440	(638)	-44%
Total short-term contract liabilities	3,447	3,806	(359)	-9%
Long-term service, maintenance and warranty contracts	198	-	198	100%
Total contract liabilities	$3,645	$3,806	$(161)	-4%

The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of December 31, 2025:

	Remaining Performance Obligations
(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total

Service, maintenance and warranty contracts	$1,900	$183	$34	$13	$2	$-	$2,132

Changes in the Company’s contract liabilities are primarily due to the timing of receipt of payments under service, maintenance and warranty contracts and lower revenue volumes. During the years ended December 31, 2025, and 2024, the Company recognized revenue of $3.4 million and $3.4 million from contract liabilities that existed at December 31, 2024 and 2023, respectively.

Provision for Expected Credit Losses on Receivables

	Year Ended December 31,
(in thousands)	2025	2024
Balance, beginning of period	$215	$160
Provision for expected credit losses	16	60
Charge-offs and other	(24)	(5)
Balance, end of period	$207	$215

Concentrations

No customer accounted for more than 10% of revenue for the years ended December 31, 2025, and 2024, or for more than 10% of net accounts receivable at December 31, 2025 and 2024.

Warranties

Warranty activity was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Balance, beginning of period	$318	$336
Provision for warranties	106	317
Warranty claims	(210)	(335)
Balance, end of period	$214	$318

4.	Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2025 and 2024, respectively, were as follows:

	Foreign Currency		Derivatives
	Translation	Defined Benefit	Qualifying
(in thousands)	Adjustments	Pension Plans	as Hedges	Total
Balance at December 31, 2023	(9,885)	(4,106)	(199)	(14,190)
Other comprehensive income (loss), net	(1,405)	(175)	100	(1,480)
Balance at December 31, 2024	$(11,290)	$(4,281)	$(99)	$(15,670)
Other comprehensive income (loss), net	3,248	651	99	3,998
Balance at December 31, 2025	$(8,042)	$(3,630)	$-	$(11,672)

5.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows:

	December 31,
(in thousands)	2025	2024
Carrying amount at beginning of period	$56,324	$57,065
Goodwill impairment	(47,951)	-
Effect of change in currency translation	1,186	(741)
Carrying amount at end of period	$9,559	$56,324

Intangible assets, net at December 31, 2025 and 2024 consisted of the following:

		December 31, 2025			December 31, 2024
(in thousands)	Average		Accumulated			Accumulated
Amortizable intangible assets:	Life*	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	4	$16,378	$(12,119)	$4,259	$15,603	$(10,450)	$5,153
Technology and software development	1	36,398	(33,801)	2,597	35,397	(30,556)	4,841
Trade names and patents	1	7,732	(7,168)	564	7,452	(6,509)	943
Total amortizable intangible assets		$60,508	$(53,088)	$7,420	$58,452	$(47,515)	$10,937
Indefinite-lived intangible assets:				219			195
Total intangible assets				$7,639			$11,132

* Weighted average life in years as of December 31, 2025

The Company capitalized $0.6 million and $0.6 million of software development costs during the year ended December 31, 2025, and 2024, respectively.

Intangible asset amortization expense was $4.2 million and $5.4 million for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
(in thousands)	2025	2024
Cost of revenues	$175	$175
Operating expense	4,027	5,255
Total amortization of intangible assets	$4,202	$5,430

Estimated amortization expense of existing amortizable intangible assets for each of the five succeeding years and thereafter is as follows:

(in thousands)
2026	$2,955
2027	1,683
2028	1,436
2029	950
2030	396
Thereafter	-
Total	$7,420

6.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated

Inventories:	December 31,
(in thousands)	2025	2024
Finished goods	$5,371	$5,222
Work in process	3,262	2,754
Raw materials	12,172	15,269
Total	$20,805	$23,245

Property, Plant and Equipment:	December 31,
(in thousands)	2025	2024
Machinery and equipment	$9,801	$8,139
Computer equipment and software	9,102	8,923
Leasehold improvements	2,666	2,565
Furniture and fixtures	1,274	1,243
Automobiles	60	56
	22,903	20,926
Less: accumulated depreciation	(18,116)	(15,820)
Property, plant and equipment, net	$4,787	$5,106

Depreciation expense was $1.7 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

Other Current Liabilities:	December 31,
(in thousands)	2025	2024
Compensation	$1,815	$1,714
Customer credits	1,374	1,286
Current portion of operating lease liabilities	1,525	1,158
Employee retention tax credit funds	6,765	3,154
Professional fees	1,742	545
Warranty costs	215	318
Other	1,425	1,234
Total	$14,861	$9,409

  Long-lived Assets by Geographic Area:

Long-lived assets by geographic area, which include operating lease right-of-use assets, property, plant and equipment, and amortizable intangible assets, were as follows:

	December 31,
(in thousands)	2025	2024
United States	$15,661	$20,235
Germany	2,312	1,148
Rest of the world	1,406	792
Total long-lived assets	$19,379	$22,175

7.	Restructuring Costs

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify operational efficiencies and align its cost base and infrastructure with customer needs and its strategic plans. In order to realize these goals, the Company undertakes activities from time to time to optimize its business.

During the year ended December 31, 2025 and 2024, the Company completed restructurings and incurred expenses of $0.2 million and $0.8 million, respectively. These costs primarily consisted of severance incurred in connection with headcount reductions in Europe and North America.

The changes in the accrued liabilities for restructuring and other charges for the years ended December 31, 2025 and 2024 were as follows:

The severance and other costs detailed above have been included as a component of other operating expenses, and all inventory-related charges are included in cost of revenues.

(in thousands)	Inventory-Related	Severance	Other	Total
Balance at December 31, 2023	$84	$-	$-	$84
Restructuring costs	43	792	-	835
Non-cash charges	(27)	-	-	(27)
Cash payments	(100)	(711)	-	(811)
Effect of change in currency translation	-	1	-	1
Balance at December 31, 2024	$-	$82	-	$82
Restructuring costs	-	170	18	188
Non-cash charges	-	-	-	-
Cash payments	-	(258)	-	(258)
Effect of change in currency translation	-	6	-	6
Balance at December 31, 2025	$-	$-	$18	$18

8.	Employee Benefit Plans

Employee Retirement Savings Plans

The Company sponsors various qualified employee retirement savings plans and makes contributions to match a certain portion of employee contributions. The Company contributed $0.9 million and $1.1 million to these plans for each of the years ended December 31, 2025 and 2024.

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

The Company initiated the process for a full buy-out of one of its defined benefit plans in August 2024 by purchasing from plan assets a non-participating bulk annuity from an insurance company (a “buy-in” arrangement”). This bulk annuity was used to purchase individual annuity contracts for each participant (a “buy-out” arrangement), which was completed in October 2025, at which point the remaining benefit obligations were transferred to the insurance company and the Company was relieved of any further obligation. This plan had been closed to new employees, as well as closed to the future accrual of benefits for existing employees since 2014 and represented approximately 11% percent of the Company's total pension liabilities as of December 31, 2024. The Company used $1.4 million of plan assets to purchase non-participating annuity contracts resulting in the full settlement of the benefit obligations. As a result, the Company recorded a non-cash pension settlement charge of approximately $1.2 million, primarily consisting of unrecognized actuarial losses, which is included in Other expenses, net in the Consolidated Statements of Operations.

The components of the Company’s net period benefit expense for the years ending December 31, 2025 and 2024, were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Interest cost	$722	$667
Expected return on plan assets	(888)	(887)
Net amortization loss	331	408
Loss due to settlements	1,233	-
Net periodic benefit expense	$1,398	$188

The following provides a reconciliation of the changes in the plans’ fair value of assets and benefit obligations for the years ended December 31, 2025 and 2024, and a summary of the funded status as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Change in fair value of plan assets:
Balance at beginning of year	$15,179	$16,940
Actual return on plan assets	618	(1,520)
Employer contributions	264	575
Settlements due to transfers paid	(1,405)	-
Service cost	(18)	-
Benefits paid	(784)	(565)
Currency translation adjustment	1,087	(251)
Balance at end of year	$14,941	$15,179

	December 31,
(in thousands)	2025	2024
Change in benefit obligation:
Balance at beginning of year	$12,789	$14,663
Interest cost	707	662
Actuarial loss (gain)	443	(1,760)
Settlements due to transfers paid	(1,405)	-
Benefits paid	(784)	(565)
Currency translation adjustment	918	(211)
Balance at end of year	$12,668	$12,789

	December 31,
(in thousands)	2025	2024
Fair value of plan assets	$14,941	$15,179
Benefit obligation	12,668	12,789
Net funded status	$2,273	$2,390

Changes in the actuarial (gain) loss disclosed above are primarily the result of changes in the discount rate and inflation assumptions due to underlying market conditions.

The amounts recognized in the consolidated balance sheets consist of:

	December 31,
(in thousands)	2025	2024
Other long-term assets	$2,273	$2,390
Accumulated other comprehensive loss	5,768	6,143

The weighted average assumptions used in determining the net pension cost for these plans follows:

	December 31,
	2025	2024
Discount rate	5.5%	5.5%
Expected return on assets	5.4%	5.5%

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of the Company’s defined benefit pension plan obligations.

The Company’s mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. As of December 31, 2025, the Company’s actual asset mix approximated its target mix. Differences between actual and expected returns are recognized in the calculation of net periodic pension cost over the average remaining expected future working lifetime, which is approximately 12 years for active plan participants.

The asset allocations and fair value of the Company’s pension benefits as of December 31, 2025 and 2024, were as follows:

	December 31,
(in thousands)	2025		2024
Asset category:
Debt securities	$13,601	91%	$12,310	81%
Insurance contracts	-	0%	1,461	10%
Equity securities	486	3%	712	5%
Cash and cash equivalents	704	5%	402	3%
Other	150	1%	294	2%
Total	$14,941	100%	$15,179	100%

	December 31,
(in thousands)	2025	2024
Quoted prices in active markets for identical assets (Level 1)	$704	$402
Significant other observable inputs (Level 2)	14,237	14,777
Significant other unobservable inputs (Level 3)	-	-
Total	$14,941	$15,179

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

The Company expects to contribute approximately $0.3 million to its pension plan during 2026. The benefits expected to be paid from the pension plans are $0.7 million in 2026, $0.8 million in 2027, $0.8 million in 2028, $1.0 million in 2029, and $0.9 million in 2030. The expected benefits to be paid in the five years from 2031 to 2035 are $4.4 million. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2025.

9.	Leases

The Company has non-cancelable operating leases for office space, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the years ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$2,163	$2,049
Short-term lease cost	170	191
Sublease income	-	(68)
Total lease cost	$2,333	$2,172

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	December 31,
(in thousands)	2025	2024
Operating lease right-of-use assets	$7,172	$6,132

Current portion, operating lease liabilities	$1,525	$1,158
Operating lease liabilities, long-term	6,882	6,381
Total operating lease liabilities	$8,407	$7,539

Weighted average remaining lease term (years)	4.2	5.2
Weighted average discount rate	7.9%	8.9%

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$2,435	$2,186
Right-of-use assets obtained in exchange for lease obligations	2,283	2,945

Future minimum lease payments for operating leases, with initial terms in excess of one year at December 31, 2025, are as follows:

Year Ending December 31,
(in thousands)
2026	$2,333
2027	2,412
2028	2,324
2029	2,073
2030	865
Thereafter	-
Total lease payments	10,007
Less imputed interest	(1,600)
Total operating lease liabilities	$8,407

10.	Debt

As of December 31, 2025 and 2024, the Company’s debt consisted of the following:

	December 31,
(in thousands)	2025	2024
Term loan	$-	$24,700
Revolving line	-	12,650
Less: unamortized deferred financing costs	-	(394)
Net carrying amount	$-	$36,956

Term A loan
Principal amount	$10,000	$-
Deferred financing cost and discount	(708)	-
Exit fee accretion	10	-
Net carrying amount	$9,301	$-

Term B loan
Principal amount	$22,500	$-
Deferred financing cost and discount	(1,593)	-
Exit fee accretion	22	-
Net carrying amount	$20,928	$-

Term C Loan
Principal amount	$7,500	$-
Deferred financing cost and discount	(531)	-
Amortization of warrants	(1,329)	-
Net carrying amount	$5,640	$-

Total debt	$35,870	$36,956

Long-term debt	$35,870	$-
Current portion of long-term debt	$-	$36,956

The Company maintained a Credit Agreement with Citizens Bank, N.A., Wells Fargo Bank, N.A., and First-Citizens Bank & Trust Company (collectively, the “Former Lenders”), through December 17, 2025. The credit agreement originally provided for a term loan of $40.0 million and a $25.0 million revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement were secured by substantially all of its assets, including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries. The Company’s obligations under the Credit Agreement were guaranteed by certain of the Company’s direct, domestic wholly owned subsidiaries; none of the Company’s direct or indirect foreign subsidiaries guaranteed the Company’s obligations under the Credit Agreement. Issuance costs of $2.0 million were amortized over the contractual term to maturity date on a straight-line basis, which approximates the effective interest method. Total revolver borrowing capacity was limited by the consolidated net leverage ratio as defined under the amended Credit Agreement.

Borrowings under the Credit Facility, at the option of the Company, bore interest at either (i) a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) for an interest period of one, two, three or six months, plus an applicable interest rate margin determined as provided in the Credit Agreement (a “SOFR Loan”), subject to a floor of 0.50%, or (ii) an alternative base rate plus an applicable interest rate margin, each as determined as provided in the Credit Agreement. The alternative base rate was based on the Citizens Bank prime rate or the federal funds effective rate of the Federal Reserve Bank of New York and was subject to a floor of 1.0%. Pursuant to a March 2025 amendment to the Credit Agreement (the “March 2025 Amendment”), the applicable interest rate margin was increased such that the interest rate was equal to a rate per annum based on the SOFR plus 400 bps effective as of March 10, 2025. There were no prepayment penalties in the event the Company elected to prepay and terminate the Credit Facility prior to its scheduled maturity date, subject to SOFR Loan breakage and redeployment costs in certain circumstances.

The term loan required quarterly installment payments of $1.0 million with a balloon payment at maturity on December 22, 2025. Pursuant to the March 2025 Amendment, amortization payments were revised so that a proportionate payment was required to be made on a monthly rather than a quarterly basis.

The Credit Agreement included various customary financial covenants and other affirmative and negative covenants binding on the Company. The negative covenants limited the ability of the Company, among other things, to incur debt, permit liens, make investments, sell assets, or pay dividends on its capital stock. The financial covenants included a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement also included customary events of default.

The March 2025 Amendment provided, among other things, that the Lenders’ commitment under the revolving credit facility would be capped at $12.65 million, which was the amount outstanding thereunder as of the date thereof, and thus the Company was unable to make additional borrowings under the Credit Facility. The March 2025 Amendment also established certain milestones in connection with a refinancing of the Credit Facility (the “Refinancing Milestones”), including, by June 30, 2025, the closing of the Refinancing. The Lenders also agreed not to assert any breaches of the financial covenants included in the Credit Agreement for the first quarter of 2025 provided that the Company continued to comply with its payment obligations, achieved the Refinancing Milestones, maintained minimum liquidity (defined as the sum of (a) unrestricted cash and cash equivalents and (b) the amount by which the aggregate amount committed under the Company’s revolving credit facility exceeded the total amount drawn under the credit facility) of $3.5 million and provided the former administrative agent with certain financial reports.

As of June 30, 2025, the Company was not in compliance with the Refinancing Milestones and quarterly financial covenants included in the March 2025 Amendment. On August 8, 2025, the Company entered into an amendment to the Credit Agreement (the “August 2025 Amendment”), pursuant to which the Former Lenders and former administrative agent agreed, subject to the terms contained in the August 2025 Amendment, to waive the events of default due to the Company’s failure to achieve certain Refinancing Milestones and its failure to comply with the consolidated net leverage ratio covenant and the consolidated fixed charge coverage ratio covenant as of the June 30, 2025 test date. Pursuant to the terms of the August 2025 Amendment, the Former Lenders also agreed not to test the net leverage ratio financial covenant and the consolidated fixed charge coverage ratio financial covenant for the fiscal quarter ended September 30, 2025, and to reduce the Company’s covenant to maintain minimum liquidity (defined as the sum of (a) unrestricted cash and (b) the amount by which the aggregate amount committed under the Company’s revolving credit facility exceeds the total amount drawn under the credit facility) of $3.0 million.

The August 2025 Amendment also added, as a mandatory prepayment event, the receipt of cash proceeds upon a Refinancing or upon the sale of the equity interests or all or substantially all of the assets of the Company. In addition, pursuant to the terms of the August 2025 Amendment, the applicable interest rate margin was increased such that the interest rate was equal to a rate per annum based on the SOFR plus 700 bps. In connection with the August 2025 Amendment, the Company had agreed to accomplish steps towards the Refinancing or repayment of the Credit Agreement by no later than December 5, 2025.

The Company agreed to pay fees of $0.4 million, or 1.00% of the outstanding debt, to the Former Lenders in connection with the August 2025 Amendment, of which 25% was paid upon the signing of the August 2025 Amendment and the remaining 75% was paid upon the Refinancing.

On December 17, 2025, the Company entered into a Loan and Security Agreement (the “2025 Loan Agreement”) with certain financial institutions party thereto as lenders (the “Lenders”) and BroadOak Income Fund, L.P., as the administrative agent and collateral agent. The 2025 Loan Agreement provides for the following term loans: (i) a term loan in an aggregate principal amount of $10.0 million (the “Term A Loan”), (ii) a term loan in an aggregate principal amount of $22.5 million (the “Term B Loan”) and (iii) a term loan in an aggregate principal amount of $7.5 million (the “Term C Loan” and, together with the Term A Loan and Term B Loan, the “Term Loans”). The Term A Loan and Term B Loan are senior secured obligations maturing on December 31, 2029 (the “Maturity Date”). Commencing December 31, 2027 (the “Amortization Date”), the Company is required to make quarterly principal amortization payments on the Term A Loan and Term B Loan. The Amortization Date and Maturity Date may be extended by one year if the Company achieves a certain adjusted EBITDA milestone. The Term C Loan is a senior secured convertible term loan maturing on the Maturity Date that is convertible, together with accrued and unpaid interest, into shares of common stock of the Company, $0.01 par value per share (the “Common Stock”) at a conversion price of $1.00 per share from January 2, 2026 until the maturity of the Term Loans. The conversion right may be exercised at the Lenders’ option, or automatically if the share price of the Common Stock exceeds $1.50 per share for thirty consecutive trading days. The Term C Loan may not be prepaid by the Company prior to maturity, except in the event of a repayment in full of all of the Term Loans or a change of control of the Company, in which case the Lenders may elect whether to convert their Term C Loan into Common Stock or to be repaid in full in cash. The proceeds of the Term Loans were used to repay all obligations under the Company’s prior credit facility for which Citizens Bank, N.A. served as former administrative agent, to pay transaction fees and expenses and for working capital and other general corporate purposes.

The Term Loans will bear interest at a per annum rate equal to the greater of (i) 12.80% from the date of the 2025 Loan Agreement through the 2025 Loan Agreement’s second anniversary, then 12.50% thereafter and (ii) the prime rate detailed in the 2025 Loan Agreement plus 5.25%. Interest on the Term Loans is payable in cash in arrears on the last calendar day of each month; however, at the Company’s option, interest on the Term C Loan may be payable in kind. If any portion of the Term Loans are prepaid prior to maturity, the Company will be required to pay a prepayment premium in an amount equal to (a) 3.00% of the principal amount of such prepaid Term Loans if such prepayment occurs on or before the first anniversary of the closing of the transaction, (b) 2.00% of the principal amount of such prepaid Term Loans if such prepayment occurs after the first anniversary but on or prior to the second anniversary of the closing of the transaction, (c) 1.00% of the principal amount of such prepaid Term Loans if such prepayment occurs after the second anniversary but on or prior to the third anniversary of the closing of the transaction and (d) 0.00% thereafter. However, no prepayment premium will be payable with respect to any Term A Loan prepaid before March 31, 2027. Additionally, an exit fee of 10.00% will be payable on any Term Loan amounts that are prepaid or repaid, including at maturity, except that no exit fee will be payable with respect to any Term C Loan that convert into Common Stock. With respect to the principal amount of the Term A Loan and the Term B Loan that are outstanding as of the fifteen month anniversary of the closing date, the exit fee percentage shall be reduced by 1.00% for every $2.0 million of the principal amount of Term A Loan that had been repaid or prepaid prior to the fifteen month anniversary of the closing date.

The Company’s obligations under the 2025 Loan Agreement are required to be guaranteed by certain of the Company’s domestic subsidiaries. The Company’s obligations under the 2025 Loan Agreement are secured by substantially all of the assets of the Company and each guarantor.

The 2025 Loan Agreement includes customary affirmative, negative, and financial covenants binding on the Company and its subsidiaries, including delivery of financial statements and other reports and maintenance of existence. The negative covenants limit the ability of the Company and its subsidiaries, among other things, to incur debt, incur liens, make investments, sell assets and pay dividends on its capital stock. The financial covenants set forth in the 2025 Loan Agreement include a minimum liquidity covenant, which will apply at all times, and a minimum Adjusted EBITDA covenant, which will be tested at the end of each fiscal quarter of the Company. The 2025 Loan Agreement also includes customary events of default.

The Company was in compliance with the minimum liquidity requirement and the minimum Adjusted EBITDA covenant, each as defined in the 2025 Loan Agreement, measured on a trailing 12-month basis, of at least $6,000,000 for the fiscal quarter ending December 31, 2025.

In connection with the 2025 Loan Agreement, the Company issued detachable warrants to the Lenders and its participants to purchase up to an aggregate 2,000,000 shares of Common Stock at an exercise price equal to $0.50 per share. The warrants are exercisable for a seven-year period beginning December 17, 2025. The warrants may also be exercised on a cashless basis under certain circumstances under the 2025 Loan Agreement.

The shares of common stock issuable upon the exercise of such warrants and conversion of the Term C Loan (the “Underlying Shares”) were not initially registered under the Securities Act of 1933, as amended. Within 45 days of the date of the 2025 Loan Agreement, the Company was required to prepare and file with the U.S. Securities and Exchange Commission a registration statement covering the resale of the Underlying Shares. The Company filed this registration statement covering the Underlying Shares on January 30, 2026, and it was declared effective on February 9, 2026.

The Company determined that warrants issued in connection with 2025 Loan Agreement met the definition of a freestanding financial instrument and qualified for treatment as permanent equity. Warrants recorded as equity are recorded at the fair market value determined at issuance date and are not remeasured after that. The fair value of these 2,000,000 warrants was $1.4 million and was estimated using the Black-Scholes valuation model with the following assumptions: fair value of the Company’s common stock at issuance of $0.69 per share; four year expected term; 140.4% volatility; 0% dividend rate; and a risk-free interest rate of 3.6%. The Company allocated the value of warrants between the relative fair value of the notes payable without the warrants, and the warrants themselves at the time of issuance. The allocated portion of the warrants was treated as a debt discount and amortized over the term of the note. The amortization of the debt discount is recognized as interest expense.

The Company accretes loan exit fees into interest expense over the contractual terms of the 2025 Loan Agreement, to the extent that such amounts are expected to be paid.

In connection with the debt refinancing transaction on December 17, 2025 as described above, the Company paid to the Lenders a customary closing fee of $0.8 million. The Company also incurred certain legal costs and other fees; these fees and costs totaling $2.1 million. These fees and costs were deferred on the Company’s balance sheet as a reduction of the carrying value of the Term Loans and will be amortized to interest expense over the contractual terms of the Loan Agreement.

The refinancing of our prior credit facility is considered a debt extinguishment and, as such, $0.1 million of net deferred financing costs and fees primarily related to the Prior Credit Facility were expensed in December 2025 and included in Other expense, net in our Consolidated Statement of Operations.

For the year ended December 31, 2025 and 2024 contractual interest expense and non-cash interest expense was $3.6 million and $3.2 million and $1.3 million and $0.3 million, respectively.

As a result of exploring alternative sources of capital that would allow the Company to refinance the outstanding indebtedness due to the Former Lenders, the Company incurred approximately $1.4 million of legal and professional fees, which is included in Other expense, net on our Consolidated Statement of Operations.

The effective interest rate on the Company’s borrowings for years ended December 31, 2025 and 2024 was 13.7% and 8.1%, respectively. The weighted average interest rate as of December 31, 2025 and 2024, net of the effect of the Company’s interest rate swap agreement, was 12.8% and 8.4%, respectively. The carrying value of the debt approximated fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

The future maturities of debt outstanding as of December 31, 2025, excluding debt issuance costs, amortization of warrant and exit fee accretion, are as follows:

(in thousands)
2026	$-
2027	1,625
2028	6,500
2029	31,875
2030	-
Thereafter	-
Total	$40,000

11.	Derivatives

In February 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to its variable, SOFR-based debt. The swap contract had a notional amount of $21.7 million as of December 31, 2024, and was scheduled to mature on December 22, 2025. This swap contract effectively converts the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%. The swap contract does not impact the additional interest related to the applicable interest rate margin as discussed above in Note 10, Debt. The swap contract is considered an effective cash flow hedge, and as a result, net gains or losses are reported as a component of other comprehensive income (“OCI”) in the consolidated financial statements and are reclassified when the underlying hedged interest impacts earnings. An assessment is performed quarterly to evaluate the ongoing hedge effectiveness. As part of the refinancing on December 17, 2025, the Company terminated the interest rate swap effective December 11, 2025. Following the swap termination, $0.1 million of unrealized gain related to the terminated interest rate swap included in accumulated other comprehensive income (loss) was reclassified to earnings as a reduction to interest expense through December 31, 2025.

The following table presents the notional amount and fair value of the Company’s derivative instrument as of December 31, 2024:

(in thousands)		December 31, 2024
Derivatives Instruments	Balance Sheet Classification	Notional Amount	Fair Value (a)
Interest rate swap	Other current liabilities	$21,658	$(99)

(a) See Note 13 for the fair value measurements related to this financial instrument.

The following table summarizes the effect of derivatives designated as cash flow hedging instruments for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Derivatives Qualifying as Hedges, net of tax (in thousands)	2025	2024
Gain (loss) recognized in OCI on derivatives (effective portion)	$99	$100
Amounts reclassified from AOCI to interest expense	(75)	136

12.	Marketable Equity Securities

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

13.	Fair Value Measurements

The following tables present the fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis:

Fair Value as of December 31, 2025
Assets (Liabilities) (in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap agreement	$-	$-	$-	$-

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap agreement	$-	$(99)	$-	$(99)

The Company uses the market approach technique to value its financial assets and liabilities. The Company’s financial assets and liabilities carried at fair value include, when applicable, derivative instruments used to hedge the Company’s interest rate risks. The fair value of the Company’s interest rate swap agreement was based on SOFR-yield curves at the reporting date.

14.	Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2025 and 2024, was allocated as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Cost of revenues	$103	$122
Sales and marketing expenses	459	599
General and administrative expenses	939	3,165
Research and development expenses	354	454
Total stock-based compensation	$1,855	$4,340

As of December 31, 2025, the total compensation costs related to unvested awards not yet recognized is $1.4 million and the weighted average period over which it is expected to be recognized is approximately 1.7 years. During the years ended December 31, 2025 and 2024, the Company did not capitalize any stock-based compensation.

Equity Incentive Plans

During 2021, the Company’s board of directors and stockholders adopted the 2021 Incentive Plan which authorized additional shares available for grants to officers, employees, non-employee directors and other key persons of the Company and its subsidiaries. As of December 31, 2025, there were approximately 2.2 million shares available for issuance under the 2021 Incentive Plan.

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

For Market Condition RSUs with a measurement period that concluded during the years ended December 31, 2024, the TSR of the Company’s common stock relative to the applicable index resulted in achieving a weighted average vesting of 21% of the target, respectively. Market Condition RSUs outstanding as of December 31, 2025 remain subject to a TSR measurement which can result in vesting rates ranging from 0% to 150% of the target number.

The weighted average estimated fair value of the Market Condition RSUs that were granted during the year ended December 31, 2025 was $0.67 per unit. The estimate of the fair value was determined using a Monte-Carlo valuation simulation, which included the following assumptions:

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

Stock-Based Payment Awards

Restricted stock unit activity for the years ended December 31, 2025 and 2024, was as follows:

			Market-		Performance-
	Time-Based		Based		Based
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Balance at December 31, 2023	1,164,996	$3.28	801,845	$3.37	-	$-
Granted	1,078,213	3.85	-	-	375,895	4.19
Vested	(717,119)	3.62	(51,732)	3.30	-	-
Cancelled/Forfeited	(147,095)	3.60	(191,155)	5.60	-	-
Balance at December 31, 2024	1,378,995	$3.51	558,958	$2.61	375,895	$4.19
Granted	1,347,821	0.48	500,000	0.67	-	-
Vested	(754,707)	3.27	-	-	-	-
Forfeited	(367,827)	3.57	(558,958)	2.61	(211,815)	4.19
Balance at December 31, 2025	1,604,282	$1.07	500,000	$0.67	164,080	$4.19

The aggregate fair value of RSUs that vested during the years ended December 31, 2025, and 2024 was $0.4 million and $1.8 million, respectively. Unvested shares related to market-based and performance-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Actual vesting could range from zero to 150% of their target amounts.

Stock option activity for the years ended December 31, 2025 and 2024, was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	924,067	$3.37
Exercised	(13,586)	3.18
Cancelled/Forfeited	(83,023)	4.70
Outstanding and exercisable at December 31, 2024	827,458	$3.24
Cancelled/Forfeited	(663,445)	3.20
Outstanding and exercisable at December 31, 2025	164,013	$3.40	2.2	$-

There is no aggregate intrinsic value at December 31, 2025 because the Company’s closing stock price of $0.67 is below the exercise price of the outstanding options. The aggregate intrinsic value of options exercised was nil and nil for the years ended December 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There were 0.1 million and 0.1 million shares issued under the ESPP during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there were 30 shares available for issuance under the ESPP.

15.	Income Tax

Income tax (benefit) expense for the years ended December 31, 2025 and 2024, consisted of:

	Year Ended December 31,
(in thousands)	2025	2024
Current income tax expense:
Federal and state	$(6)	$140
Foreign	(127)	290
	(133)	430
Deferred income tax (benefit) expense:
Federal and state	(431)	(70)
Foreign	(122)	380
	(553)	310
Total income tax (benefit) expense	$(686)	740

The effective tax rate for the year ended December 31, 2025 was 1.1% as compared with (6.3)% for the same period in 2024. The difference between the Company’s effective tax rate year over year was primarily attributable to a goodwill impairment, an increase in the Company’s GILTI inclusion, and a decrease in the change in the Company’s valuation allowance.

Income tax expense for the years ended December 31, 2025 and 2024, differed from the amount computed by applying the U.S. federal income tax rate of 21% to pre-tax loss as a result of the following:

	Year Ended December 31,
(in thousands)	2025
U.S. federal statutory tax rates	$(11,963)	21.0%
State and local income taxes, net of federal income tax benefit (a)	(150)	0.3%
Foreign tax effects
Spain
Goodwill impairment	715	-1.3%
Other	(76)	0.1%
United Kingdom
Goodwill impairment	1,403	-2.5%
Other	(281)	0.5%
Other foreign jurisdictions	208	-0.4%
Effect of changes in tax laws or rates enacted in the current period	(13)	0.0%
Effect of cross-border tax laws	281	-0.49%
Tax credits	507	-0.9%
Change in valuation allowance allocated to income tax	1,386	-2.57%
Nontaxable or nondeductible items
Goodwill impairment	6,565	-11.5%
Other	415	-0.7%
Change in reserve for uncertain tax position	(170)	0.3%
Other	487	-0.9%
Total income tax (benefit)	$(686)	1.1%

(a) Taxes in Massachusetts and Minnesota make up the majority of the effect of the state and local tax category.

Year Ended December 31,
(in thousands)	2024
Income tax benefit computed at federal statutory tax rate	$(2,450)
Increase (decrease) in income taxes resulting from:
Permanent differences, net	82
Non-deductible executive compensation	243
Global Intangible Low-Taxed Income (GILTI)	-
State income taxes, net of federal income tax benefit	(245)
Stock-based compensation	210
Tax credits	52
Net operating loss true-ups and expirations	(125)
Change in reserve for uncertain tax position	(233)
Impact of change to prior year tax accruals	398
Change in valuation allowance allocated to income tax	2,666
Other	142
Total income tax expense	$740

Income tax expense was based on the following pre-tax (loss) income:

	Year Ended December 31,
(in thousands)	2025	2024
Domestic	$(47,480)	$(10,966)
Foreign	(9,906)	(699)
Total	$(57,386)	$(11,665)

Income taxes paid (net of refunds) of ($0.1) million for the year ended December 31, 2025 disaggregated as follows:

Year Ended December 31,
(in thousands)	2025
Federal	$-
State	26
Foreign	(124)
Total income taxes paid (net of refunds)	$(98)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024, were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred income tax assets:
Inventory	$881	$1,036
Operating loss and credit carryforwards	12,817	12,371
Research and development	3,973	4,776
Employee retention credit	1,409	1,409
Lease liabilities	1,451	1,675
Accrued expenses	242	472
Stock compensation	208	699
Deferred interest expense	1,689	1,023
Other assets	704	204
Total gross deferred assets	23,374	23,665
Less: valuation allowance	(19,873)	(17,769)
Deferred tax assets	3,501	5,896

Deferred income tax liabilities:
Indefinite-lived intangible assets	296	1,990
Definite-lived intangible assets	1,682	2,468
Lease right-of-use assets	1,159	1,339
Employee benefit plans	568	597
Other liabilities	113	120
Total deferred tax liabilities	3,818	6,514
Deferred income tax liabilities, net	$(317)	$(618)

Deferred income tax assets and liabilities by classification on the consolidated balance sheets were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets (included in other long-term assets)	$-	$92
Deferred income tax liabilities	(317)	(710)
Deferred income tax liability, net	$(317)	$(618)

As of December 31, 2025, the Company had federal net operating loss carryforwards of $5.4 million, state net operating loss carryforwards of $11.4 million, and foreign net operating loss carryforwards of $7.1 million The federal and foreign net operating losses can be carried forward indefinitely while the state net operating losses expire between 2025 and 2044, all of which are partially offset by valuation allowances. The Company had $7.1 million of federal research and development tax credit carryforwards which begin to expire in 2025 and are partially offset by a reserve of $0.8 million for uncertain tax positions. The Company had a total of $2.8 million of state investment tax credit carryforwards, research and development tax credit carryforwards, and enterprise zone credit carryforwards, which begin to expire in 2026 and are partially offset by a reserve of $0.3 million for uncertain tax positions. In addition, the Company had a total of $0.4 million of international R&D credits which begin to expire in 2037. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards or credits that a company may use in any one year in the event of a change in ownership under IRC Sections 382 or 383.

As of December 31, 2025 and 2024, the Company maintained a total valuation allowance of $19.9 million and $17.8 million, respectively, which related to foreign, federal, and state deferred tax assets in both years. The valuation allowance was based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024, was an increase of $2.1 million and $2.5 million, respectively. The change in valuation allowance for the year ended December 31, 2025 of $2.1 million was recorded through continuing operations and relates to federal, state, and foreign jurisdictions in the amounts of $1.4 million, $0.3 million, and $0.4 million, respectively.

As of December 31, 2025 and 2024, cash and cash equivalents held by the Company’s foreign subsidiaries were $2.7 million and $2.7 million, respectively. As of December 31, 2025, the Company has determined the potential income tax and withholding liability related to available cash balances at foreign subsidiaries to be immaterial.

A summary of activity of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2023	$2,222
Additions based on tax positions of prior years	172
Decreases based on tax positions of prior years	(382)
Additions based on tax positions of current year	111
Other decreases, net	(134)
Balance at December 31, 2024	1,989
Additions based on tax positions of prior years	-
Decreases based on tax positions of prior years	(159)
Additions based on tax positions of current year	34
Other decreases, net	(75)
Balance at December 31, 2025	$1,789

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense, which has not been significant during the years ended December 31, 2025 and 2024, respectively.

With a few exceptions, the Company is no longer subject to income tax examinations by tax authorities in foreign jurisdictions for the years before 2020. In the U.S., the Company’s net operating loss and tax credit carryforward amounts remain subject to federal and state examination for tax years starting in 2006 as a result of tax credits generated in the prior years. There are currently no pending federal or state tax examinations.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes several significant tax-related provisions, including the permanent extension of certain elements of the Tax Cuts and Jobs Act. The legislation features staggered effective dates beginning in 2025 and continuing through 2027. The Company has incorporated the provisions from the Act into the year end 2025 income tax provision and has concluded that these changes did not have a significant impact on its consolidated financial statements and related disclosures.

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

In January 2026, the Company received notification from a third-party alleging a potential claim for breach of contract. The Company does not concede the validity of any allegations and is vigorously defending the matter. While the outcome is uncertain, it is reasonably possible a loss could be incurred. Management estimates the range of potential loss to be between $0.1 million and $0.8 million. The Company does not expect that this matter will have a material adverse impact on its financial position.

In addition, the Company has entered into indemnification agreements with its directors and officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2025 and 2024.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 provided an employee retention tax credit (“ERTC”) that was a refundable tax credit against certain employer taxes. The Company elected to account for the credit as a government grant. The Company received ERTC refunds of $3.6 million and $3.2 million during the years ended December 31, 2025 and 2024, respectively. Due to the subjectivity of the credit, the Company has included the refunds received in other current liabilities in the consolidated balance sheet as of December 31, 2025 and 2024, subject to a determination that the refunds are recognizable. The Company engaged a professional services firm under a commission fee arrangement to assist with determining the Company’s eligibility to claim the ERTC refunds and accumulating the necessary support that was used as a basis in the filing. During the year ended December 31, 2025 and 2024, the Company paid fees of $0.5million and $0.5 million for these services, which are included in other operating expenses in the consolidated statement of operations.

For the years ended December 31, 2025 and 2024, the Company received $0.7 million and $0.5 million, respectively, under other government assistance programs. The majority of the assistance was a result of the Company’s German subsidiaries participating in programs established to offset the costs of qualifying research and development activities and employee training.

18.	Segment Information

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

	Year Ended December 31,
	2025	2024

Revenues	$86,550	$94,135
Less:
Cost of revenues (1)	36,537	39,247
Sales and marketing expenses (1)	18,757	21,613
General and administrative expenses (1)	16,803	18,328
Research and development expenses (1)	8,471	9,952
Amortization of acquired intangibles	4,027	5,255
Interest expense	4,917	3,536
Income tax (benefit) expense	(686)	740
Goodwill impairment	47,951	-
Other segment expenses (2)	6,473	7,869
Net loss	$(56,700)	$(12,405)

(1)	Excludes stock-based compensation expense
(2)	Includes stock-based compensation, other operating expenses, loss on pension settlement, loss on equity securities and other expense

Asset information provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, accounts receivable, and inventory, reduced by current liabilities. Information relating to the Company’s products and services and geographical distribution of revenues is disclosed in Note 3.

19.	Subsequent Event

In January 2026, the Company announced a comprehensive plan, referred to as Project Viking, for the strategic consolidation of its manufacturing operations to improve efficiency and support long-term growth. The Company is expected to close its manufacturing facility in Holliston, MA and transition U.S. production to its manufacturing hub in Minneapolis, MN. Certain operations will also be relocated to facilities in Germany, Sweden, and the UK, intended to align specific product lines with their designated center of excellence and most strategically advantageous logistical location. The Company expects the initiative to deliver approximately $3 million in cost savings in 2027, and approximately $4 million in annual cost savings beginning in 2028, while improving throughput and execution. The Company expects to incur pre-tax restructuring charges related to Project Viking in the range of approximately $3.4 to $4.4 million, including non-cash asset write-off and/or accelerated depreciation charges in the range of approximately $0.6 to $0.7 million, primarily related to the exit of production activities and manufacturing operations at the Holliston, MA site. These amounts are estimates and are subject to future changes.

On January 30, 2026, the Company filed a new registration statement on Form S-3 with the SEC, which was declared effective on February 9, 2026, to register the offer and sale from time to time, of up to 9,500,000 shares of its common stock. The registration statement includes up to 2,000,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $0.50 per share, which Warrants were issued pursuant to the Loan and Security Agreement, dated December 17, 2025, by and among the Company, certain financial institutions party thereto as Lenders, and BroadOak Income Fund, L.P., and up to 7,500,000 shares of common stock issuable upon the conversion of the outstanding principal amount, together with accrued and unpaid interest, of a convertible term loan in the aggregate principal amount of $7.5 million borrowed pursuant to the Loan Agreement at a conversion price of $1.00 per share.

On March 6, 2026, stockholders approved an amendment to the Harvard Bioscience, Inc. Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock, $0.01 par value per share, at a ratio within the range of 1-for-5 and 1-for-15. On March 6, 2026, the Company’s board of directors determined to effectuate the reverse stock split at a ratio of 1-for-10, effective March 13, 2026.

The reverse stock split decreased the issued and outstanding shares by a reduction of 39,707,905shares. The following table illustrates the proforma effect on EPS as if the reverse stock split had occurred on January 1, 2025 (unaudited):

Year Ended December 31,
(in thousands, except per share data)	2025
Weighted average shares outstanding - basic (pre- reverse split)	44,391
Proforma weighted average shares outstanding - basic (post-reverse split)	4,439
Weighted average shares outstanding - diluted (pre- reverse split)	44,391
Weighted average shares outstanding - diluted (post-reverse split)	4,439
Historical basic loss per share (pre-reverse split)	$(1.28)
Proforma basic loss per share (post-reverse split)	$(12.80)
Historical diluted loss per share (pre-reverse split)	$(1.28)
Proforma diluted loss per share (post-reverse split)	$(12.80)

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit	Description	Method of Filing

2.1§	Separation and Distribution Agreement between Harvard Bioscience, Inc. and Biostage, Inc. (f/k/a Harvard Apparatus Regenerative Technology, Inc.) dated as of October 31, 2013.	Exhibit to the Current Report on Form 8-K (filed November 6, 2013) and incorporated by reference thereto.

3.1	Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Exhibit to the Registration Statement on Form S-1/A (File No. 333-45996) (filed November 9, 2000) and incorporated by reference thereto.

3.1.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc.	Exhibit to the Current Report on Form 8-K (filed March 6, 2026) and incorporated by reference thereto.

3.2	Amended and Restated By-laws of Harvard Bioscience, Inc.	Exhibit to the Registration Statement on Form S-1/A (File No. 333-45996) (filed November 9, 2000) and incorporated by reference thereto.

3.3	Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007).	Exhibit to the Current Report on Form 8-K (filed November 1, 2007) and incorporated by reference thereto.

3.4	Amendment No. 2 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted January 19, 2026).	Exhibit to the Current Report on Form 8-K (filed January 20, 2026) and incorporated by reference thereto.

4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of Harvard Bioscience, Inc.	Exhibit to the Registration Statement on Form S-1/A (File No. 333-45996) (filed November 9, 2000) and incorporated by reference thereto.

4.2	Description of Securities.	Exhibit to the Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto.

4.3	Form of Warrant to Purchase Common Stock	Exhibit to the Current Report on Form 8-K (filed December 17, 2025) and incorporated by reference thereto.

10.1 #	Harvard Bioscience, Inc. Fourth Amended and Restated 2000 Stock Option and Incentive Plan.	Exhibit to the Quarterly Report on Form 10-Q (filed August 10, 2020) and incorporated by reference thereto.

10.2	Harvard Bioscience, Inc. Employee Stock Purchase Plan, as amended.	Disclosed as Appendix A to the Proxy Statement on Schedule 14A (filed April 7, 2022) and incorporated by reference thereto.

10.3	Form of Director Indemnification Agreement.	Exhibit to the Quarterly Report on Form 10-Q (filed May 8, 2020) and incorporated by reference thereto.

10.4 +	Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.	Exhibit to the Annual Report on Form 10-K (filed March 9, 2023) and incorporated by reference thereto.

10.5 #	Form of Incentive Stock Option Agreement (Executive Officers).	Exhibit to the Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.

10.6 #	Form of Non-Qualified Stock Option Agreement (Executive Officers).	Exhibit to the Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.

10.7 #	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors).	Exhibit to the Annual Report on Form 10-K (filed March 16, 2006) and incorporated by reference thereto.

10.8 #	Form of Deferred Stock Award Agreement.	Exhibit to the Annual Report on Form 10-K (filed March 16, 2011) and incorporated by reference thereto.

10.9 #	Form of Market Condition Deferred Stock Award Agreement.	Exhibit to the Annual Report on Form 10-K (filed March 16, 2020) and incorporated by reference thereto.

10.10 #	Employment Agreement between Harvard Bioscience, Inc. and James Green.	Exhibit to the Current Report on Form 8-K (filed July 8, 2019) and incorporated by reference thereto.

10.11 #	Employment Agreement between Harvard Bioscience, Inc. and Jennifer Cote dated June 19, 2023	Exhibit to the Current Report on Form 8-K (filed June 20, 2023) and incorporated by reference thereto.

10.12	Credit Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., as borrower, the lenders party thereto, and Citizens Bank, N.A., as administrative agent.	Exhibit to the Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.

10.13	Pledge and Security Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.	Exhibit to the Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.

10.14	First Amendment to Credit Agreement and Amendment to Pledge and Security Agreement, dated April 28, 2022, among Harvard Bioscience, Inc., Citizens Bank, N.A., as the administrative agent, and the lenders party thereto.	Exhibit to the Current Report on Form 8-K (filed April 28, 2022) and incorporated by reference thereto.

10.15	Second Amendment to Credit Agreement and Amendment to Pledge and Security Agreement, dated November 8, 2022, among Harvard Bioscience, Inc., Citizens Bank, N.A., as the administrative agent, and the lenders party thereto.	Exhibit to the Form 10-Q (filed November 9, 2022) and incorporated by reference thereto.

10.16	Guarantee Agreement dated as of December 22, 2020 among Harvard Bioscience, Inc., certain of Harvard Bioscience’s direct and indirect subsidiaries and Citizens Bank, N.A., as administrative agent.	Exhibit to the Current Report on Form 8-K (filed December 23, 2020) and incorporated by reference thereto.

10.17	Third Amendment to Credit Agreement dated March 28, 2024, among Harvard Bioscience, Inc., Citizen Bank, N. A., as the administrative agent, and the lenders party thereto.	Exhibit to the Current Report on Form 8-K (filed April 3, 2024) and incorporated by reference thereto.

10.18	Fourth Amendment to Credit Agreement dated August 6, 2024, among Harvard Bioscience, Inc., Citizen Bank, N. A., as the administrative agent, and the lenders party thereto.	Exhibit to the Form 10-Q (filed August 8, 2024) and incorporated by reference thereto.

10.19	Fifth Amendment to Credit Agreement dated March 10, 2025, among Harvard Bioscience, Inc., Citizen Bank, N. A., as the administrative agent, and the lenders party thereto.	Exhibit to the Current Report on Form 8-K (filed March 12, 2025) and incorporated by reference thereto.

10.20#	Harvard Bioscience, Inc. 2021 Incentive Plan.	Exhibit to the Current Report on Form 8-K (filed May 19, 2021) and incorporated by reference thereto.

10.21#	Form of Performance RSU Award Agreement - 2021 Incentive Plan.	Exhibit to the Annual Report on Form 10-K (filed March 11, 2022) and incorporated by reference thereto.

10.22#	Form of Time-Based RSU Awards Agreement – 2021 Incentive Plan.	Exhibit to the Annual Report on Form 10-K (filed March 11, 2022) and incorporated by reference thereto.

10.23#	Form of RSU Award for Directors – 2021 Incentive Plan.	Exhibit to the Annual Report on Form 10-K (filed March 11, 2022) and incorporated by reference thereto.

10.24#	Form of Time-Based Restricted Stock Unit Award Agreement -2021 Incentive Plan (for awards granted on or after March 5, 2024)	Exhibit to the Form 10-Q (filed August 8, 2024) and incorporated by reference thereto.

10.25#	Form of Performance-Based Restricted Stock Unit Award Agreement -2021 Incentive Plan (for awards granted on or after March 5, 2024)	Exhibit to the Form 10-Q (filed August 8, 2024) and incorporated by reference thereto.

10.26#	Form of Director and Officer Indemnification Agreement	Exhibit to the Form 10-Q (filed August 8, 2024) and incorporated by reference thereto.

10.27#	Offer of Employment by Harvard Bioscience, Inc. for Mark Frost, dated April 10, 2025	Exhibit to the Current Report on Form 8-K (filed April 10, 2025) and incorporated by reference thereto.

10.28#	Retention Benefit Opportunity Agreement by and between Harvard Bioscience, Inc. and Mark Frost, dated August 13, 2025	Exhibit to the Current Report on Form 8-K (filed August 13, 2025) and incorporated by reference thereto.

10.29#	Employment Agreement by and between Harvard Bioscience, Inc. and John Duke, dated July 16, 2025	Exhibit to the Current Report on Form 8-K (filed July 17, 2025) and incorporated by reference thereto.

10.30	Sixth Amendment to and Waiver under Credit Agreement dated August 8, 2025, among Harvard Bioscience, Inc., Citizen Bank, N. A., as the administrative agent, and the lenders party thereto.	Exhibit to the Current Report on Form 8-K (filed August 11, 2025) and incorporated by reference thereto.

10.31	Loan and Security Agreement by and among Harvard Bioscience, Inc., certain lenders, certain guarantors and BroadOak Income Fund, L.P., as administrative agent and collateral agent, dated December 17, 2025	Exhibit to the Current Report on Form 8-K (filed December 17, 2025) and incorporated by reference thereto.

10.32	Employment Agreement by and between Harvard Bioscience, Inc. and John Duke, dated March 6, 2026	Exhibit to the Current Report on Form 8-K (filed March 10, 2026) and incorporated by reference thereto.

10.33	Appointment of Chief Financial Officer and Employment Agreement by and between Harvard Bioscience, Inc. and Mark Frost, dated March 6, 2026	Exhibit to the Current Report on Form 8-K (filed March 10, 2026) and incorporated by reference thereto.

19	Insider Trading Policy	Filed with this report

21.1	Subsidiaries of the Registrant	Filed with this report

23.1	Consent of Grant Thornton LLP	Filed with this report

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

32.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

97	Harvard Bioscience Inc., Dodd-Frank Clawback Policy	Exhibit to the Annual Report on Form 10-K filed March 7, 2024, and incorporated by reference thereto.

101.INS	Inline XBRL Instance Document	Filed with this report

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this report

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this report

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this report

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed with this report

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this report

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

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

HARVARD BIOSCIENCE, INC.

Date: March 13, 2026	By:	/s/ JOHN DUKE
John Duke
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer and Director
/s/ JOHN DUKE	(Principal Executive Officer)	March 13, 2026
John Duke
Chief Financial Officer and Treasurer
/s/ MARK FROST	(Principal Financial Officer)	March 13, 2026
Mark Frost

/s/ KATHERINE A. EADE	Director	March 13, 2026
Katherine A. Eade

/s/ ROBERT GAGNON	Director	March 13, 2026
Robert Gagnon

/s/ SETH BENSON	Director	March 13, 2026
Seth Benson

/s/ STEPHEN DENELSKY	Director	March 13, 2026
Stephen DeNelsky

/s/ WILLIAM SNIDER	Director	March 13, 2026
William Snider