Form 10-Q
period 2026-03-31
HARVARD BIOSCIENCE INC
filed 2026-05-12
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, there were 4,510,182 shares of the registrant’s common stock issued and outstanding. This information reflects the reverse stock split of the registrant’s common stock that became effective on March 13, 2026 and began trading on a post-split adjusted basis on March 16, 2026.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,098	$8,614
Accounts receivable, net	14,572	16,043
Inventories	22,205	20,805
Other current assets	3,604	2,763
Total current assets	47,479	48,225
Property, plant and equipment, net	4,869	4,787
Operating lease right-of-use assets	6,730	7,172
Goodwill	9,372	9,559
Intangible assets, net	6,906	7,639
Other long-term assets	2,582	2,689
Total assets	$77,938	$80,071
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	5,287	3,652
Contract liabilities	3,666	3,447
Other current liabilities	14,910	14,861
Total current liabilities	23,863	21,960
Long-term debt, net	36,211	35,870
Deferred tax liability	313	317
Operating lease liabilities	6,359	6,882
Other long-term liabilities	1,146	1,308
Total liabilities	67,892	66,337
Commitments and contingencies - Note 16
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
* Common stock, par value $0.01 per share, 80,000,000 shares authorized: 4,510,182 shares issued and outstanding at March 31, 2026; 4,471,989 shares issued and outstanding at December 31, 2025;	447	447
Additional paid-in-capital	240,046	239,669
Accumulated deficit	(218,134)	(214,710)
Accumulated other comprehensive loss	(12,313)	(11,672)
Total stockholders' equity	10,046	13,734
Total liabilities and stockholders' equity	$77,938	$80,071

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Revenues	$20,755	$21,774
Cost of revenues	8,511	9,590
Gross profit	12,244	12,184

Sales and marketing expenses	5,335	4,971
General and administrative expenses	4,702	5,185
Research and development expenses	2,326	2,321
Amortization of acquired intangible assets	820	1,160
Goodwill impairment - Note 5	-	47,951
Other operating expenses - Note 2	235	264
Total operating expenses	13,418	61,852

Operating loss	(1,174)	(49,668)

Other expense:
Interest expense	(1,728)	(933)
Other expense, net	(405)	(193)
Total other expense	(2,133)	(1,126)

Loss before income taxes	(3,307)	(50,794)
Income tax expense (benefit)	117	(454)
Net loss	$(3,424)	$(50,340)

Loss per share:
Basic and diluted loss per share *	$(0.77)	$(11.42)

Weighted-average common shares:
Basic and diluted *	4,473	4,410

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13,2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025

Net loss	$(3,424)	$(50,340)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(641)	1,292
Derivative instruments qualifying as cash flow hedges, net of tax of $-0-	-	17
Other comprehensive (loss) income	(641)	1,309
Comprehensive loss	$(4,065)	$(49,031)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)
					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	4,472	$447	$239,669	$(214,710)	$(11,672)	$13,734
Warrant exercises	30	-	150	-	-	150
Vesting of restricted stock units	14	-	-	-	-	-
Shares withheld for taxes	(5)	-	(30)	-	-	(30)
Stock-based compensation	-	-	257	-	-	257
Net loss	-	-	-	(3,424)	-	(3,424)
Other comprehensive loss	-	-	-	-	(641)	(641)
Balance at March 31, 2026	4,511	$447	$240,046	$(218,134)	$(12,313)	$10,046

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	4,407	$441	$236,579	$(158,010)	$(15,670)	$63,340
Vesting of restricted stock units	25	1	-	-	-	1
Shares withheld for taxes	(11)	-	(75)	-	-	(75)
Stock-based compensation	-	-	600	-	-	600
Net loss	-	-	-	(50,340)	-	(50,340)
Other comprehensive income	-	-	-	-	1,309	1,309
Balance at March 31, 2025	4,421	$442	$237,104	$(208,350)	$(14,361)	$14,835

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13,2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,424)	$(50,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	443	451
Amortization of intangible assets	907	1,204
Goodwill impairment - Note 5	-	47,951
Amortization of deferred financing costs	446	131
Stock-based compensation	257	600
Deferred income taxes and other	(85)	(523)
Changes in operating assets and liabilities:
Accounts receivable	1,406	1,438
Inventories	(1,540)	670
Other assets	(392)	29
Accounts payable and other liabilities	1,181	1,472
Contract liabilities	139	(97)
Net cash (used in) provided by operating activities	(662)	2,986
Cash flows from investing activities:
Additions to property, plant and equipment	(426)	(513)
Capitalized software development costs	(194)	(170)
Net cash used in investing activities	(620)	(683)
Cash flows from financing activities:
Repayment of term debt	-	(1,000)
Payment of debt issuance costs	(129)	(129)
Proceeds from exercise of stock options and employee stock purchase plan	150	-
Taxes paid related to net share settlement of equity awards	(30)	(75)
Net cash used in financing activities	(9)	(1,204)
Effect of exchange rate changes on cash	(225)	339
(Decrease) increase in cash and cash equivalents	(1,516)	1,438
Cash and cash equivalents at beginning of period	8,614	4,108
Cash and cash equivalents at end of period	$7,098	$5,546
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,280	$799
Cash paid for income taxes, net of refunds	$(5)	$2

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2025 consolidated balance sheet included herein was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of March 31, 2026, results of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025, as applicable, have been made. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the anticipated operating results for the full year ending December 31, 2026, or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

Reverse Stock Split

On March 6, 2026, stockholders approved an amendment to the Harvard Bioscience, Inc. Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's issued and outstanding shares of common stock, $0.01 par value per share, at a ratio within the range of 1-for-5 and 1-for-15. On March 6, 2026, the Company’s board of directors determined to effectuate the reverse stock split at a ratio of 1-for-10, effective March 13, 2026.

Each holder of common stock owned fewer shares of common stock as a result of the reverse stock split. However, the reverse stock split affected all holders of common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the reverse stock split resulted in an adjustment to a stockholder’s ownership of common stock due to the treatment of fractional shares in the reverse stock split. Therefore, voting rights and other rights and preferences of the holders of common stock were not affected by the reverse stock split (other than as a result of the treatment of fractional shares).

No fractional shares were issued as a result of the reverse stock split. Instead, each stockholder received a cash payment equal to the fraction of a share to which such stockholder was otherwise entitled multiplied by the closing price per share of the common stock on the effective date of the reverse stock split as reported by Nasdaq (as adjusted to give effect to the reverse stock split). The common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on March 16, 2026. The trading symbol for the common stock remained “HBIO.” This reverse stock split has reduced the number of shares of common stock as of March 13, 2026 from 44,719,894shares to 4,471,927shares, net of 62 shares cash in lieu. All share and per share data in the accompanying condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the reverse stock split.

Going Concern

The consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going concern basis, which assumes the Company will continue to operate in the normal course of business.

Management has evaluated the Company’s ability to continue as a going concern under ASC 205-40 for the twelve months following the issuance of these financial statements and concluded that the conditions and events that initially raised substantial doubt have been alleviated and that substantial doubt does not exist as of the date of issuance. These financial statements are therefore prepared on a going-concern basis.

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

Other Operating Expenses

The components of other operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Restructuring expenses (see Note 12)	$235	$93
Employee retention tax credit fees (see Note 5)	-	171
Total other operating expenses	$235	$264

Recently Adopted Accounting Pronouncements

In July 2025, FASB issued ASU 2025-05, Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 on January 1, 2026, on a prospective basis. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance is intended to improve certain aspects of the accounting for and disclosure of internally developed software costs specific to website development. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We early adopted ASU 2025-06 effective January 1, 2026 on a prospective basis and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Yet to Be Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU No. 2024-03”), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. This new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is continuing to assess the impact adopting ASU No. 2024-03 will have on the disclosures in its consolidated financial statements.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net loss	$(3,424)	$(50,340)
Weighted average shares outstanding - basic *	4,473	4,410
Dilutive effect of equity awards	-	-
Dilutive effect of convertible Term C loan	-	-
Dilutive effect of warrants	-	-
Weighted average shares outstanding - diluted *	4,473	4,410
Basic loss per share *	$(0.77)	$(11.42)
Diluted loss per share *	$(0.77)	$(11.42)
Shares excluded from diluted loss per share
due to their anti-dilutive effect *	1,178	262

*	Retroactively presented to reflect 1-for-10reverse stock split effective on March 13, 2026.

3.	Revenues

The following tables represent a disaggregation of revenues from contracts with customers for the three months ended March 31, 2026 and 2025:

Revenues by type were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Instruments, equipment, software and accessories	$18,566	$19,865
Service, maintenance and warranty contracts	2,189	1,909
Total revenues	$20,755	$21,774

Revenues by timing of recognition were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Goods and services transferred at a point in time	$19,435	$20,945
Goods and services transferred over time	1,320	829
Total revenues	$20,755	$21,774

Revenues by geographic destination were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Americas
United States	$8,805	$9,827
Americas - Other	847	829
Europe, Middle East and Africa	6,471	6,030
Asia
China	2,807	2,734
Asia - Other	1,825	2,354
	$20,755	$21,774

Contract Liabilities

The following table provides details of contract liabilities as of the periods indicated:

	March 31,	December 31,
(in thousands)	2026	2025	Change	Percentage
Deferred revenue
Service, maintenance and warranty contracts	$2,068	$1,934	$134	7%
Installation and training	878	711	167	23%
Customer advances	720	802	(82)	-10%
Total short-term contract liabilities	3,666	3,447	219	6%
Long-term service, maintenance and warranty contracts	118	198	(80)	-40%
Total contract liabilities	$3,784	$3,645	$139	4%

Changes in the Company’s contract liabilities are primarily due to the timing of receipt of payments under service, maintenance and warranty contracts and lower sales volumes. Additionally, customer advances have decreased due to the recognition of amounts under the Company’s equipment exchange program. During the three months ended March 31, 2026 and 2025, the Company recognized revenues of $1.4 million and $1.7 million from contract liabilities existing at December 31, 2025 and 2024, respectively.

The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of March 31, 2026:

	Remaining Performance Obligations
(in thousands)	2026 *	2027	2028	2029	2030	Thereafter	Total

Service, maintenance and warranty contracts	$1,866	$291	$25	$4	$-	$-	$2,186

* remainder of the year

Provision for Expected Credit Losses on Receivables

Activity in the provision for expected credit losses on receivables was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance, beginning of period	$207	$215
Provision for expected credit losses	(7)	31
Charge-offs and other	-	(5)
Balance, end of period	$200	$241

Concentrations

No customer accounted for more than 10% of revenues for the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of net accounts receivable.

Warranties

Activity in the product warranties accrual was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance, beginning of period	$214	$318
Provision for warranties	13	36
Warranty claims	(34)	(31)
Balance, end of period	$193	$323

4.	Goodwill and Long-Lived Assets

During the quarter ended March 31, 2025, the Company determined that a sustained decrease in its stock price that occurred during that quarter indicated that the carrying values of its goodwill and other long-lived assets may not be recoverable. Additional factors that contributed to this conclusion were the Company’s recent operating results, liquidity risk and the macroeconomic conditions then impacting the life sciences industry. Based on this determination, the Company performed an interim quantitative impairment test on its goodwill and other long-lived assets as of March 31, 2025 and determined that the carrying value of the reporting unit exceeded its fair value by $48.0 million. Accordingly, the Company recorded such amount as a goodwill impairment charge for the three months ended March 31, 2025.

During the quarter ended March 31, 2026, the Company’s decision in January 2026 to initiate the Project Viking restructuring plan was determined to be a triggering event indicating that the carrying values of its goodwill and other long-lived assets may not be recoverable. Based on its quantitative goodwill impairment test and recoverability assessment of long-lived assets, the Company determined that there was no impairment of its goodwill and other long-lived assets as of March 31, 2026.

The change in the carrying amount of goodwill for the three months ended March 31, 2026 was as follows:

(in thousands)
Carrying amount at December 31, 2025	$9,559
Effect of change in currency translation	(187)
Carrying amount at March 31, 2026	$9,372

Intangible assets, net at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026			December 31, 2025
(in thousands)		Accumulated			Accumulated
Amortizable intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$16,215	$(12,214)	$4,001	$16,378	$(12,119)	$4,259
Technology and software development	36,506	(34,284)	2,222	36,398	(33,801)	2,597
Trade names and patents	7,672	(7,203)	469	7,732	(7,168)	564
Total amortizable intangible assets	$60,393	$(53,701)	$6,692	$60,508	$(53,088)	$7,420
Indefinite-lived intangible assets:			214			219
Total intangible assets			$6,906			$7,639

Intangible asset amortization expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenues	$87	$44
Operating expense	820	1,160
Total amortization of intangible assets	$907	$1,204

As of March 31, 2026, estimated future amortization expense of amortizable intangible assets is as follows:

(in thousands)
2026 (remainder of year)	$1,811
2027	1,460
2028	1,227
2029	1,149
2030	599
Thereafter	446
Total	$6,692

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	March 31,	December 31,
(in thousands)	2026	2025
Finished goods	$5,506	$5,371
Work in process	3,361	3,262
Raw materials	13,338	12,172
Total	$22,205	$20,805

Other Current Liabilities:	March 31,	December 31,
(in thousands)	2026	2025
Compensation	$2,175	$1,815
Customer credits	1,355	1,374
Current portion of operating lease liabilities	1,552	1,525
Employee retention tax credit funds	6,765	6,765
Professional fees	808	1,742
Warranty costs	194	215
Other	2,061	1,425
Total	$14,910	$14,861

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

The Company received ERTC refunds of $3.6 million and $3.2 million during fiscal year 2025 and 2024, respectively. Due to the subjectivity of the credit, the Company has included the refunds received in other current liabilities in the consolidated balance sheets as of March 31, 2026 and December 31, 2025, subject to a determination that the refunds are recognizable.

6.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$556	$521
Short-term lease cost	38	44
Total lease cost	$594	$565

Supplemental cash flow information related to the Company's operating leases is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$640	$596
Right-of-use assets obtained in exchange for lease obligations	6	1,442

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Operating lease right-of-use assets	$6,730	$7,172

Current portion, operating lease liabilities	$1,552	$1,525
Operating lease liabilities, long-term	6,359	6,882
Total operating lease liabilities	$7,911	$8,407

Weighted average remaining lease term (years)	3.9	4.2
Weighted average discount rate	7.9%	7.9%

Future minimum lease payments for operating leases, with initial terms in excess of one year at March 31, 2026, are as follows:

Year Ending December 31,
(in thousands)
2026 (remainder of year)	1,725
2027	2,396
2028	2,310
2029	2,060
2030	850
Thereafter	-
Total lease payments	9,341
Less imputed interest	(1,430)
Total operating lease liabilities	$7,911

7.	Debt

As of March 31, 2026 and December 31, 2025, the Company’s debt consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Term A loan
Principal amount	$10,000	$10,000
Deferred financing cost and discount	(694)	(708)
Exit fee accretion	72	10
Net carrying amount	$9,378	$9,302

Term B loan
Principal amount	$22,500	$22,500
Deferred financing cost and discount	(1,562)	(1,594)
Exit fee accretion	162	22
Net carrying amount	$21,100	$20,928

Term C Loan
Principal amount	$7,500	$7,500
Deferred financing cost and discount	(521)	(531)
Amortization of warrants	(1,246)	(1,329)
Net carrying amount	$5,733	$5,640

Total debt	$36,211	$35,870

Long-term debt	$36,211	$35,870
Current portion of long-term debt	$-	$-

The Company previously maintained a Credit Agreement with Citizens Bank, N.A., Wells Fargo Bank, N.A., and First-Citizens Bank & Trust Company, through December 17, 2025 (the “Credit Agreement”). The Credit Agreement originally provided for a term loan of $40.0 million and a $25.0 million revolving credit facility (including a $10.0 million sub-facility for the issuance of letters of credit and a $10.0 million swingline loan sub facility) (collectively, the “Credit Facility”). The Company’s obligations under the Credit Agreement were secured by substantially all of its assets, including all or a portion of the equity interests in certain of the Company’s domestic and foreign subsidiaries.

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

On December 17, 2025, the Company entered into a Loan and Security Agreement (the “2025 Loan Agreement”) with certain financial institutions party thereto as lenders (the “Lenders”) and BroadOak Income Fund, L.P., as the administrative agent and collateral agent. The 2025 Loan Agreement provides for the following term loans: (i) a term loan in an aggregate principal amount of $10.0 million (the “Term A Loan”), (ii) a term loan in an aggregate principal amount of $22.5 million (the “Term B Loan”) and (iii) a term loan in an aggregate principal amount of $7.5 million (the “Term C Loan” and, together with the Term A Loan and Term B Loan, the “Term Loans”). The Term A Loan and Term B Loan are senior secured obligations maturing on December 31, 2029 (the “Maturity Date”). Commencing December 31, 2027 (the “Amortization Date”), the Company is required to make quarterly principal amortization payments on the Term A Loan and Term B Loan. The Amortization Date and Maturity Date may be extended by one year if the Company achieves a certain adjusted EBITDA milestone. The Term C Loan is a senior secured convertible term loan maturing on the Maturity Date that is convertible, together with accrued and unpaid interest, into shares of common stock of the Company at a conversion price of $10.00 per share (as adjusted to reflect the reverse stock split) from January 2, 2026 until the maturity of the Term Loans. The conversion right may be exercised at the Lenders’ option, or automatically if the share price of the common stock exceeds $15.00 per share for thirty consecutive trading days. The Term C Loan may not be prepaid by the Company prior to maturity, except in the event of a repayment in full of all of the Term Loans or a change of control of the Company, in which case the Lenders may elect whether to convert their Term C Loan into Common Stock or to be repaid in full in cash. The proceeds of the Term Loans were used to repay all obligations under the Credit Facility, to pay transaction fees and expenses and for working capital and other general corporate purposes.

The Term Loans bear interest at a per annum rate equal to the greater of (i) 12.80% from the date of the 2025 Loan Agreement through the 2025 Loan Agreement’s second anniversary, then 12.50% thereafter and (ii) the prime rate detailed in the 2025 Loan Agreement plus 5.25%. Interest on the Term Loans is payable in cash in arrears on the last calendar day of each month; however, at the Company’s option, interest on the Term C Loan may be payable in kind. If any portion of the Term Loans are prepaid prior to maturity, the Company will be required to pay a prepayment premium in an amount equal to (a) 3.00% of the principal amount of such prepaid Term Loans if such prepayment occurs on or before the first anniversary of the closing of the transaction, (b) 2.00% of the principal amount of such prepaid Term Loans if such prepayment occurs after the first anniversary but on or prior to the second anniversary of the closing of the transaction, (c) 1.00% of the principal amount of such prepaid Term Loans if such prepayment occurs after the second anniversary but on or prior to the third anniversary of the closing of the transaction and (d) 0.00% thereafter. However, no prepayment premium will be payable with respect to any Term A Loan prepaid before March 31, 2027. Additionally, an exit fee of 10.00% will be payable on any Term Loan amounts that are prepaid or repaid, including at maturity, except that no exit fee will be payable with respect to any Term C Loan that convert into common stock. With respect to the principal amount of the Term A Loan and the Term B Loan that are outstanding as of the fifteen month anniversary of the closing date, the exit fee percentage shall be reduced by 1.00% for every $2.0 million of the principal amount of Term A Loan that had been repaid or prepaid prior to the fifteen month anniversary of the closing date.

The Company’s obligations under the 2025 Loan Agreement are guaranteed by certain of the Company’s domestic subsidiaries, and are secured by substantially all of the assets of the Company and each guarantor.

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

The Company was in compliance with the minimum liquidity covenants and the minimum adjusted EBITDA covenant, each as defined in the 2025 Loan Agreement, of $3 million and $6 million, respectively, measured on a trailing 12-month basis, for the fiscal quarters ending March 31, 2026 and December 31, 2025.

In connection with the 2025 Loan Agreement, the Company issued detachable warrants to the Lenders and its participants to purchase up to an aggregate 200,000 shares of common stock at an exercise price equal to $5.00 per share. The warrants are exercisable for a seven-year period beginning December 17, 2025. The warrants may also be exercised on a cashless basis under certain circumstances under the 2025 Loan Agreement.

The shares of common stock issuable upon the exercise of such warrants and conversion of the Term C Loan (the “Underlying Shares”) were not initially registered under the Securities Act of 1933, as amended. Within 45 days of the date of the 2025 Loan Agreement, the Company was required to prepare and file with the SEC a registration statement covering the resale of the Underlying Shares. The Company filed this registration statement covering the Underlying Shares on January 30, 2026, and it was declared effective on February 9, 2026.

The Company determined that warrants issued in connection with 2025 Loan Agreement met the definition of a freestanding financial instrument and qualified for treatment as permanent equity. Warrants recorded as equity are recorded at the fair market value determined at issuance date and are not remeasured after that. The fair value of these 200,000 warrants was $1.4 million and was estimated using the Black-Scholes valuation model with the following assumptions: fair value of the Company’s common stock at issuance of $6.90 per share; four year expected term; 140.4% volatility; 0% dividend rate; and a risk-free interest rate of 3.6%. The Company allocated the value of warrants between the relative fair value of the notes payable without the warrants, and the warrants themselves at the time of issuance. The allocated portion of the warrants was treated as a debt discount and amortized over the term of the note. The amortization of the debt discount is recognized as interest expense.

During the three months ended March 31, 2026, certain lender participants exercised their warrants for cash in full to purchase an aggregate of 30,000 shares of common stock, at an exercise price per share of $5.00, resulting in aggregate gross proceeds to us of approximately $0.15 million.

The Company accretes loan exit fees into interest expense over the contractual terms of the 2025 Loan Agreement, to the extent that such amounts are expected to be paid.

In connection with the debt refinancing transaction on December 17, 2025 as described above, the Company paid to the Lenders a customary closing fee of $0.8 million. The Company also incurred certain legal costs and other fees totaling $2.1 million. These fees and costs were deferred on the Company’s balance sheet as a reduction of the carrying value of the Term Loans and will be amortized to interest expense over the contractual terms of the Loan Agreement.

The refinancing of the Credit Facility is considered a debt extinguishment and, as such, $0.1 million of net deferred financing costs and fees primarily related to the Credit Facility were expensed in December 2025 and included in Other expense, net in the consolidated statement of operations.

For the three months ended March 31, 2026 and 2025 contractual interest expense was $1.3 million and $0.8 million and non-cash interest expense was $0.4 million and $0.1 million, respectively.

The effective interest rate on the Company’s borrowings for the three months ended March 31, 2026 and 2025 was 17.3% and 8.6%, respectively. The weighted average interest rate as of March 31, 2026 was 17.3% and for December 31, 2025 was 13.7%, net of the effect of the Company’s interest rate swap agreement. The carrying value of the debt approximated fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

8.	Derivatives

In February 2023, the Company entered into an interest rate swap contract to improve the predictability of cash flows from interest payments related to its variable, SOFR-based debt which was scheduled to mature on December 22, 2025. This swap contract effectively converted the SOFR-based variable portion of the interest payable under the Credit Agreement into fixed-rate debt at an annual rate of 4.75%.

The swap contract was considered an effective cash flow hedge, and as a result, net gains or losses are reported as a component of other comprehensive income (“OCI”) in the consolidated financial statements and are reclassified when the underlying hedged interest impacts earnings. An assessment was performed quarterly to evaluate the ongoing hedge effectiveness. As part of the refinancing on December 17, 2025, the Company terminated the interest rate swap effective December 11, 2025.

The effect of the cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended March 31,
Derivatives Qualifying as Hedges, net of tax (in thousands)	2026	2025
Gain (loss) recognized in OCI on derivatives (effective portion)	$-	$17
Amounts reclassified from AOCI to interest expense	-	(17)

9.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenues	$6	$30
Sales and marketing expenses	54	118
General and administrative expenses	155	359
Research and development expenses	42	93
Total stock-based compensation	$257	$600

As of March 31, 2026, the total compensation costs related to unvested awards not yet recognized was $2.2 million and the weighted average period over which it is expected to be recognized is approximately 2.2 years. The Company did not capitalize any stock-based compensation during these quarters.

Restricted stock unit (“RSU”) activity for the three months ended March 31, 2026 was as follows:

			Market-		Performance-
	Time-Based		Based		Based
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Balance at December 31, 2025	160,430	$10.70	50,000	$6.70	16,407	$41.90
Granted	215,200	4.88	-	-	-	-
Vested	(13,670)	38.71	-	-	-	-
Forfeited	(247)	41.90	-	-	-	-
Balance at March 31, 2026	361,713	$6.14	50,000	$6.70	16,407	$41.90

Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

The aggregate fair value of RSUs that vested during the three months ended March 31, 2026, and 2025 was $0.1 million and $0.2 million, respectively. Unvested shares related to market-based and performance-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Actual vesting could range from zero to 150% of their target amounts.

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

Stock option activity for the three months ended March 31, 2026 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2025	16,378	$34.00
Cancelled/Forfeited	(2)	32.10
Outstanding and exercisable at March 31, 2026	16,376	$33.95	1.9	$-

Retroactively presented to reflect 1-for-10reverse stock split effective on March 13, 2026.

There is no aggregate intrinsic value at March 31, 2026 because the Company’s closing stock price of $4.87 was below the exercise price of the outstanding options.

10.	Income Tax

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

Income tax expense (benefit) was $0.1 million and $(0.5) million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate of (3.6%) for the three months ended March 31, 2026, differed from the U.S statutory rate primarily due to a benefit to reserves related to uncertain tax positions, partially offset by the tax effect of non-deductible stock compensation. The Company’s effective tax rate of 0.9% for the three months ended March 31, 2025, was lower than the U.S statutory rate due to the tax effect of goodwill impairment. The effective tax rate for both periods was also impacted by changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets.

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

11.	Commitments and Contingent Liabilities

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

In addition, the Company has entered into indemnification agreements with its directors and officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims. The Company has not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2026 and December 31, 2025.

12.	Restructuring Costs

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

During the three months ended March 31, 2026 and 2025, the Company completed restructurings and incurred expenses of $0.2 million and $0.1 million, respectively. These costs primarily consisted of retention and severance incurred in connection with headcount reductions in Europe and North America.

The changes in the accrued liabilities for restructuring and other charges for the three months ended March 31, 2026 were as follows:

The severance and other costs detailed above have been included as a component of other operating expenses, and all inventory-related charges are included in cost of revenues.

(in thousands)	Retention	Other	Total
Balance at December 31, 2025	$-	$18	$18
Restructuring costs	191	44	235
Cash payments	(13)	(52)	(65)
Balance at March 31, 2026	$178	$10	$188

13.	Segment Information

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

	Three Months Ended March 31,
	2026	2025

Revenues	$20,755	$21,774
Less:
Cost of revenues (1)	8,505	9,560
Sales and marketing expenses (1)	5,281	4,853
General and administrative expenses (1)	4,547	4,826
Research and development expenses (1)	2,284	2,228
Amortization of acquired intangibles	820	1,160
Interest expense	1,728	933
Income tax expense (benefit)	117	(454)
Goodwill impairment	-	47,951
Other segment expenses (2)	897	1,057
Net loss	$(3,424)	$(50,340)

(1)         Excludes stock-based compensation expense

(2)         Includes stock-based compensation, other operating expenses and other expenses

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “is likely,” “projects,” “forecasts,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “projects,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the SEC. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Bioscience, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

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

Strategy

As the life sciences industry accelerates toward New Approach Methodologies (“NAMs”), Harvard Bioscience expects to evolve from a traditional tools provider into a leading enabler of Translational Medicine – positioned to bridge the gap between laboratory research and human clinical success. Building on its gold-standard preclinical foundation, the Company plans to align its portfolio, innovation pipeline, and operating model around four strategic pillars, leading the translational bridge, new product introduction, consumables revenue expansion and operational excellence and disciplined growth.

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

Selected Results of Operations

Three months ended March 31, 2026, compared to three months ended March 31, 2025

	Three Months Ended March 31,
(dollars in thousands)	2026	% of revenue	2025	% of revenue
Revenues	$20,755		$21,774
Gross profit	12,244	59.0%	12,184	56.0%
Sales and marketing expenses	5,335	25.7%	4,971	22.8%
General and administrative expenses	4,702	22.7%	5,185	23.8%
Research and development expenses	2,326	11.2%	2,321	10.7%
Amortization of intangible assets	820	4.0%	1,160	5.3%
Goodwill impairment	-	0.0%	47,951	220.2%
Other operating expenses	235	1.1%	264	1.2%
Interest expense	1,728	8.3%	933	4.3%
Income tax expense (benefit)	117	0.6%	(454)	-2.1%

Revenues

Revenues decreased $1.0 million, or 4.7%, to $20.8 million for the three months ended March 31, 2025, compared to $21.8 million for the three months ended March 31, 2025. The decrease in revenues was primarily due to lower sales from academic research institutions in the Americas and distributors in Asia Pacific.

Gross profit

Gross profit was $12.2 million for both the three months ended March 31, 2026 and the three months ended March 31, 2025, primarily due to cost reductions in previous year plus favorable product mix. Gross margin was 59.0% for the three months ended March 31, 2026, compared to 56.0% for the three months ending March 31, 2025. The increase in gross margin was primarily the result of favorable product mix.

Sales and marketing expenses

Sales and marketing expenses increased $0.3 million, or 7.3%, to $5.3 million for the three months ended March 31, 2026, compared with $5.0 million for the three months ended March 31, 2025. This increase was primarily due to additional personnel, and an increase in travel, trade show, and other promotional expenses.

General and administrative expenses

General and administrative expenses decreased $0.5 million, or 9.3%, to $4.7 million for the three months ended March 31, 2026, compared with $5.2 million for the three months ended March 31, 2025. The decrease was primarily due to reduced compensation costs and professional fees.

Research and development expenses

Research and development expenses were $2.3 million for both the three months ended March 31, 2026 and the three months ended March 31, 2025. An increase in project and travel costs in the three months ended March 31, 2026 was offset by reduced compensation costs.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses was $0.8 million for the three months ended March 31, 2026, compared with $1.2 million for the three months ended March 31, 2025.

Goodwill impairment

During the three months ended March 31, 2025, we identified a triggering event for goodwill impairment, including the sustained decrease in our stock price, our recent operating results, liquidity risk and the current macroeconomic conditions impacting the life sciences industry, requiring an interim impairment test.  We recorded a non-cash goodwill impairment charge of $48.0 million in connection with the interim impairment test in the three months ended March 31, 2025.

Other operating expenses

Other operating expenses for the three months ended March 31, 2026 were $0.2 million, compared with $0.3 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, other operating expenses included $0.2 million of restructuring costs in connection with Project Viking. During the three months ended March 31, 2025, other operating expenses included a fee of $0.2 million in connection with the receipt of employee retention credits under the CARES Act and $0.1 million of restructuring costs in connection with headcount reductions in North America and Europe.

Interest expense

Interest expense increased $0.8 million, or 85.2%, to $1.7 million for the three months ended March 31, 2026, compared with $0.9 million for the three months ended March 31, 2025. The increase was primarily due to the higher interest rate and amortization of deferred financing costs related to the 2025 Loan Agreement discussed above.

Other expense, net

Other expense, net for the three months ended March 31, 2026, was $0.4 million and included costs of $0.4 million in connection with the Company’s reverse stock split. Other expenses, net for the three months ended March 31, 2025, were $0.2 million, which was primarily related to a $0.2 million loss on foreign currency.

Income tax expense (benefit)

The income tax expense (benefit) was $0.1 million and $(0.5) million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were (3.6%) and 0.9%, respectively. The higher effective tax rate during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the tax effect of nondeductible stock compensation and the release of reserves related to uncertain tax positions. The Company’s effective tax rate for the three months ended March 31, 2026, was different than the U.S. statutory rate primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our shelf registration statement that provides for the issuance of common stock, preferred stock, warrants and units up to an amount equal to $100 million (the “2024 Shelf Registration Statement”). Our expected cash outlays relate primarily to cash payments due under our Loan and Security Agreement (the “2025 Loan Agreement”), entered into with certain financial institutions party thereto as lenders and BroadOak Income Fund, L.P., as the administrative agent and collateral agent on December 17, 2025, as well as salaries, inventory, capital expenditures, and other operating costs. We held cash and cash equivalents of $7.1 million and $8.6 million as of March 31, 2026 and December 31, 2025, respectively. Borrowings outstanding were $40 million as of March 31, 2026 and December 31, 2025, respectively.

On December 17, 2025, the Company entered into the 2025 Loan Agreement and completed a comprehensive refinancing of the Credit Facility, resulting in a new maturity date and improved likelihood of covenant compliance. For additional details on the 2025 Loan Agreement and refinancing, see the discussion in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this report. Management has evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements and concluded that (1) the conditions and events that initially raised substantial doubt have been alleviated and (2) substantial doubt does not exist as of the issuance date. These financial statements are therefore prepared on a going-concern basis.

Under the 2025 Loan Agreement, the Company is required to maintain certain financial covenants that are based on financial measures not presented in accordance with U.S. generally accepted accounting principles. The Company was in compliance with these covenants, including the minimum liquidity requirement of $3.0 million at all times and the minimum adjusted EBITDA requirement, measured on a trailing 12-month basis, of at least $6.0 million for the fiscal quarters ending March 31, 2026 and December 31, 2025.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 provided an employee retention tax credit (“ERTC”) that was a refundable tax credit against certain employer taxes. The Company received ERTC refunds of $3.6 million during the year ended December 31, 2025. The Company’s compliance with the program’s qualifications may be subject to audit until May 2029, which is when the statute of limitation expires.

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(662)	$2,986
Net cash used in investing activities	(620)	(683)
Net cash used in financing activities	(9)	(1,204)
Effect of exchange rate changes on cash	(225)	339
(Decrease) increase in cash and cash equivalents	$(1,516)	$1,438

Cash (used in) provided by operations was $(0.7) million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively. Cash flow from operations for the three months ended March 31, 2026 was negatively impacted by cash outflows from inventories of $1.5 million, compared with a favorable impact to cash flows of $0.7 million for the three months ended March 31, 2025. Cash flow from operations was also negatively impacted by $0.4 million of prepaid inventory and insurance.

Cash used in investing activities was $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. Cash used in investing for the three months ended March 31, 2026 consisted of $0.6 million of capital expenditures for manufacturing and capitalized software development. Cash used in investing activities for the three months ended March 31, 2025 primarily consisted of capital expenditures in manufacturing and capitalized software development of $0.7 million.

Cash used in financing activities was $0.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we paid $0.1 million in debt issuance costs as part of the 2025 Loan Agreement and we received $0.1 million in cash proceeds from the exercise of warrants.

Impact of Foreign Currencies

Our international operations in some instances operate as a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended March 31, 2026, changes in foreign currency exchange rates resulted in a favorable effect on revenues of $0.6 million and an unfavorable effect on expenses of $0.1 million. The (loss) gain associated with the translation of our foreign equity into U.S. dollars included as a component of other comprehensive loss was $(0.6) million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. Currency exchange rate fluctuations included as a component of net loss resulted in a gain of $0.1 million for the three months ended March 31, 2026. Currency exchange rate fluctuations included as a component of net loss resulted in losses of $0.2 million for the three months ended March 31, 2025.

Critical Accounting Policies

There have been no material changes to the critical accounting policies underlying the accompanying Condensed Unaudited Consolidated Financial Statements and as set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see “Recently Issued Accounting Pronouncements Yet to Be Adopted” included in Note 1 to our Condensed Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1        Legal Proceedings.

The information included in Note 11 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this quarterly report is incorporated herein by reference.

Item 1A.    Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. The risk factor set forth below updates, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

If we fall out of compliance with Nasdaq continued listing standards in the future, we could be delisted from Nasdaq, which would negatively impact our business, our ability to raise capital, and the market price and liquidity of our common stock.

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

On March 30, 2026, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC notifying us that we had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market.

We cannot provide any guarantee that we will be able maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to maintain compliance, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through public or private sales of equity securities, could significantly affect the ability of investors to trade our securities and could negatively affect the value and liquidity of our common stock. Delisting could also have other negative impacts, including the potential loss of confidence by our employees and customers, the loss of investor and analyst interest in the Company and in our common stock and fewer business development opportunities for the Company.

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

Item 6.       Exhibits.

3.1

Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed November 9, 2000) and incorporated by reference thereto).

3.2

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Harvard Bioscience, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 6, 2026) and incorporated by reference thereto).

3.3

Amended and Restated By-laws of Harvard Bioscience, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-45996) (filed November 9, 2000) and incorporated by reference thereto).

3.4

Amendment No. 1 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted October 30, 2007) (previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed November 1, 2007) and incorporated by reference thereto).

3.5

Amendment No. 2 to Amended and Restated Bylaws of Harvard Bioscience, Inc. (as adopted January 19, 2026) (previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed January 20, 2026) and incorporated by reference thereto).

10.1

Employment Agreement by and between Harvard Bioscience, Inc. and John Duke, dated March 6, 2026 (previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 10, 2026) and incorporated by reference thereto).

10.2

Employment Agreement by and between Harvard Bioscience, Inc. and Mark Frost, dated March 6, 2026 (previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed March 10, 2026) and incorporated by reference thereto).

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
Date: May 12, 2026
	By:	/s/ JOHN DUKE
John Duke
Chief Executive Officer

	By:	/s/ MARK FROST
Mark Frost
Chief Financial Officer