Form 10-Q
period 2026-06-30
HARVARD BIOSCIENCE INC
filed 2026-08-11
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, there were 4,552,305 shares of the registrant’s common stock issued and outstanding. This information reflects the reverse stock split of the registrant’s common stock that became effective on March 13, 2026, with trading on a post-split adjusted basis beginning on March 16, 2026.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$6,503	$8,614
Accounts receivable, net	14,500	16,043
Inventories	22,230	20,805
Other current assets	3,230	2,763
Total current assets	46,463	48,225
Property, plant and equipment, net	5,347	4,787
Operating lease right-of-use assets	6,400	7,172
Goodwill	9,330	9,559
Intangible assets, net	6,220	7,639
Other long-term assets	2,526	2,689
Total assets	$76,286	$80,071
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	6,224	3,652
Contract liabilities	3,601	3,447
Other current liabilities	14,968	14,861
Total current liabilities	24,793	21,960
Long-term debt, net	36,682	35,870
Deferred tax liability	311	317
Operating lease liabilities	5,926	6,882
Other long-term liabilities	1,156	1,308
Total liabilities	68,868	66,337
Commitments and contingencies - Note 11
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
* Common stock, par value $0.01 per share, 80,000,000 shares authorized: 4,552,305 shares issued and outstanding at June 30, 2026; 4,471,989 shares issued and outstanding at December 31, 2025;	447	447
Additional paid-in-capital	240,390	239,669
Accumulated deficit	(221,044)	(214,710)
Accumulated other comprehensive loss	(12,375)	(11,672)
Total stockholders' equity	7,418	13,734
Total liabilities and stockholders' equity	$76,286	$80,071

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$22,727	$20,450	$43,482	$42,224
Cost of revenues	10,097	8,917	18,608	18,507
Gross profit	12,630	11,533	24,874	23,717

Sales and marketing expenses	5,400	4,539	10,735	9,510
General and administrative expenses	4,617	4,262	9,319	9,447
Research and development expenses	2,453	2,189	4,779	4,510
Amortization of acquired intangible assets	820	1,162	1,640	2,322
Goodwill impairment - Note 4	-	-	-	47,951
Other operating expenses - Note 1	318	200	553	464
Total operating expenses	13,608	12,352	27,026	74,204

Operating loss	(978)	(819)	(2,152)	(50,487)

Other expense:
Interest expense	(1,793)	(1,001)	(3,521)	(1,934)
Other expense, net	(125)	(434)	(530)	(627)
Total other expense	(1,918)	(1,435)	(4,051)	(2,561)

Loss before income taxes	(2,896)	(2,254)	(6,203)	(53,048)
Income tax expense (benefit)	14	28	131	(426)
Net loss	$(2,910)	$(2,282)	$(6,334)	$(52,622)

Loss per share:
Basic and diluted loss per share *	$(0.64)	$(0.52)	$(1.41)	$(11.91)

Weighted-average common shares:
Basic and diluted *	4,526	4,430	4,484	4,420

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(2,910)	$(2,282)	$(6,334)	$(52,622)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(62)	2,622	(703)	3,914
Derivative instruments qualifying as cash flow hedges, net of tax of $-0-	-	37	-	54
Other comprehensive (loss) income	(62)	2,659	(703)	3,968
Comprehensive (loss) income	$(2,972)	$377	$(7,037)	$(48,654)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at March 31, 2026	4,511	$447	$240,046	$(218,134)	$(12,313)	$10,046
Vesting of restricted stock units	49	-	-	-	-	-
Shares withheld for taxes	(8)	-	(36)	-	-	(36)
Stock-based compensation	-	-	380	-	-	380
Net loss	-	-	-	(2,910)	-	(2,910)
Other comprehensive loss	-	-	-	-	(62)	(62)
Balance at June 30, 2026	4,552	$447	$240,390	$(221,044)	$(12,375)	$7,418

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at March 31, 2025	4,421	$442	$237,104	$(208,350)	$(14,361)	$14,835
Stock purchase plan	12	1	46			47
Vesting of restricted stock units	20	2	-	-	-	2
Shares withheld for taxes	-	-	-	-	-	-
Stock-based compensation	-	-	472	-	-	472
Net loss	-	-	-	(2,282)	-	(2,282)
Other comprehensive income	-	-	-	-	2,659	2,659
Balance at June 30, 2025	4,453	$445	$237,622	$(210,632)	$(11,702)	$15,733

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	4,472	$447	$239,669	$(214,710)	$(11,672)	$13,734
Warrant exercises	30	-	150	-	-	150
Vesting of restricted stock units	63	-	-	-	-	-
Shares withheld for taxes	(13)	-	(66)	-	-	(66)
Stock-based compensation	-	-	637	-	-	637
Net loss	-	-	-	(6,334)	-	(6,334)
Other comprehensive loss	-	-	-	-	(703)	(703)
Balance at June 30, 2026	4,552	$447	$240,390	$(221,044)	$(12,375)	$7,418

					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	4,407	$441	$236,579	$(158,010)	$(15,670)	$63,340
Stock purchase plan	12	-	46	-		46
Vesting of restricted stock units	44	4	-	-		4
Shares withheld for taxes	(10)	-	(75)	-	-	(75)
Stock-based compensation	-	-	1,072	-	-	1,072
Net loss	-	-	-	(52,622)	-	(52,622)
Other comprehensive income	-	-	-	-	3,968	3,968
Balance at June 30, 2025	4,453	445	237,622	(210,632)	(11,702)	15,733

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,334)	$(52,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	910	862
Amortization of intangible assets	1,815	2,409
Goodwill impairment - Note 4	-	47,951
Amortization of deferred financing costs	943	341
Stock-based compensation	637	1,072
Deferred income taxes and other	(92)	(573)
Changes in operating assets and liabilities:
Accounts receivable	1,464	3,232
Inventories	(1,724)	1,647
Other assets	389	53
Accounts payable and other liabilities	1,564	1,774
Contract liabilities	91	(405)
Net cash (used in) provided by operating activities	(337)	5,741
Cash flows from investing activities:
Additions to property, plant and equipment	(1,114)	(602)
Capitalized software development costs	(422)	(314)
Net cash used in investing activities	(1,536)	(916)
Cash flows from financing activities:
Repayment of term debt	-	(2,000)
Payment of debt issuance costs	(131)	(433)
Proceeds from exercise of warrants and stock purchase plan	150	46
Taxes paid related to net share settlement of equity awards	(66)	(75)
Net cash used in financing activities	(47)	(2,462)
Effect of exchange rate changes on cash	(191)	971
(Decrease) increase in cash and cash equivalents	(2,111)	3,334
Cash and cash equivalents at beginning of period	8,614	4,108
Cash and cash equivalents at end of period	$6,503	$7,442
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,574	$1,582
Cash paid for income taxes, net of (refunds)	$(169)	$48

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2025 consolidated balance sheet included herein was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of June 30, 2026, results of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025, as applicable, have been made. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the anticipated operating results for the full year ending December 31, 2026, or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026.

Reverse Stock Split

On March 6, 2026, stockholders approved an amendment to the Harvard Bioscience, Inc. Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, $0.01 par value per share, at a ratio within the range of 1-for-5 to 1-for-15. On March 6, 2026, the Company’s board of directors determined to effectuate the reverse stock split at a ratio of 1-for-10, effective March 13, 2026.

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

No fractional shares were issued as a result of the reverse stock split. Instead, each stockholder received a cash payment equal to the fraction of a share to which such stockholder was otherwise entitled multiplied by the closing price per share of the common stock on the effective date of the reverse stock split as reported by Nasdaq (as adjusted to give effect to the reverse stock split). The common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on March 16, 2026. The trading symbol for the common stock remained “HBIO.” This reverse stock split reduced the number of shares of common stock as of March 13, 2026 from 44,719,894 shares to 4,471,927 shares, net of 62 shares cash in lieu. All share and per share data in the accompanying condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the reverse stock split.

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

Other Operating Expenses

The components of other operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Restructuring expenses (see Note 12)	$318	$30	$553	$123
Employee retention tax credit fees (see Note 5)	-	170	-	341
Total other operating expenses	$318	$200	$553	$464

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-05, Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 on January 1, 2026, on a prospective basis. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update are intended to modernize the accounting for internal-use software costs accounted for under ASC Subtopic 350-40. The amendment removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) funding has been committed and management authorization has been granted, and (ii) it is probable the project will be completed. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We early adopted ASU 2025-06 effective January 1, 2026 on a prospective basis and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss	$(2,910)	$(2,282)	$(6,334)	$(52,622)
Weighted average shares outstanding - basic *	4,526	4,430	4,484	4,420
Dilutive effect of equity awards	-	-	-	-
Dilutive effect of convertible Term C loan	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Weighted average shares outstanding - diluted *	4,526	4,430	4,484	4,420
Basic loss per share *	$(0.64)	$(0.52)	$(1.41)	$(11.91)
Diluted loss per share *	$(0.64)	$(0.52)	$(1.41)	$(11.91)
Shares excluded from diluted loss per share due to their anti-dilutive effect *	1,340	229	1,259	245

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

3.	Revenues

The following tables represent a disaggregation of revenues from contracts with customers for the three and six months ended June 30, 2026 and 2025:

Revenues by type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Instruments, equipment, software and accessories	$20,304	$18,178	$38,870	$38,043
Service, maintenance and warranty contracts	2,423	2,272	4,612	4,181
Total revenues	$22,727	$20,450	$43,482	$42,224

Revenues by timing of recognition were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Goods and services transferred at a point in time	$21,361	$19,269	$40,796	$40,214
Goods and services transferred over time	1,366	1,181	2,686	2,010
Total revenues	$22,727	$20,450	$43,482	$42,224

Revenues by geographic destination were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Americas
United States	$10,503	9,656	$19,308	$19,483
Americas - Other	878	422	1,725	1,251
Europe, Middle East and Africa	6,783	6,588	13,254	12,618
Asia
China	3,076	2,451	5,883	5,185
Asia - Other	1,487	1,333	3,312	3,687
	$22,727	$20,450	$43,482	$42,224

Contract Liabilities

The following table provides details of contract liabilities as of the dates indicated:

	June 30,	December 31,
(in thousands)	2026	2025	Change	Percentage
Deferred revenue
Service, maintenance and warranty contracts	$2,181	$1,934	$247	13%
Installation and training	770	711	59	8%
Customer advances	650	802	(152)	-19%
Total short-term contract liabilities	3,601	3,447	154	4%
Long-term service, maintenance and warranty contracts	135	198	(63)	-32%
Total contract liabilities	$3,736	$3,645	$91	2%

Changes in the Company’s contract liabilities are primarily due to the timing of receipt of payments under service, maintenance and warranty contracts and lower sales volumes. Additionally, customer advances have decreased due to the recognition of amounts under the Company’s equipment exchange program. During the three months ended June 30, 2026 and 2025, the Company recognized revenues of $1.0 million and $1.1 million from contract liabilities existing at December 31, 2025 and 2024, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $2.4 million and $2.8 million from contract liabilities existing at December 31, 2025 and 2024, respectively.

The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of June 30, 2026:

	Remaining Performance Obligations
(in thousands)	2026 *	2027	2028	2029	2030	Thereafter	Total

Service, maintenance and warranty contracts	$1,750	$513	$49	$4	$-	$-	$2,316

* remainder of the year

Provision for Expected Credit Losses on Receivables

Activity in the provision for expected credit losses on receivables was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Balance, beginning of period	$207	$215
Provision for expected credit losses	(7)	(39)
Charge-offs and other	(1)	(12)
Balance, end of period	$199	$164

Concentrations

No customer accounted for more than 10% of revenues for the three and six months ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, no customer accounted for more than 10% of net accounts receivable.

Warranties

Activity in the product warranties accrual was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Balance, beginning of period	$214	$318
Provision for warranties	44	68
Warranty claims	(68)	(47)
Balance, end of period	$190	$339

4.	Goodwill and Long-Lived Assets

During the quarter ended March 31, 2025, the Company determined that a sustained decrease in its stock price that occurred during that quarter indicated that the carrying values of its goodwill and other long-lived assets might not be recoverable. Additional factors that contributed to this conclusion were the Company’s recent operating results, liquidity risk and the macroeconomic conditions then impacting the life sciences industry. Based on this determination, the Company performed an interim quantitative impairment test on its goodwill and other long-lived assets as of March 31, 2025 and, while there was no impairment of its other long-lived assets as of March 31, 2025,  determined that the carrying value of the reporting unit exceeded its fair value by $48.0 million. Accordingly, the Company recorded such amount as a goodwill impairment charge for the three months ended March 31, 2025.

During the quarter ended March 31, 2026, the Company’s decision in January 2026 to initiate the Project Viking restructuring plan was determined to be a triggering event indicating that the carrying values of its goodwill and other long-lived assets might not be recoverable. The Company performed a quantitative goodwill impairment test and long-lived asset recoverability assessment as of March 31, 2026 and determined no impairment existed. The Company evaluated events and circumstances through June 30, 2026 and determined no additional triggering events occurred during the three months ended June 30, 2026.

The change in the carrying amount of goodwill for the six months ended June 30, 2026 was as follows:

(in thousands)
Carrying amount at December 31, 2025	$9,559
Effect of change in currency translation	(229)
Carrying amount at June 30, 2026	$9,330

Intangible assets, net at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026			December 31, 2025
(in thousands)		Accumulated			Accumulated
Amortizable intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$16,143	$(12,392)	$3,751	$16,378	$(12,119)	$4,259
Technology and software development	36,704	(34,821)	1,883	36,398	(33,801)	2,597
Trade names and patents	7,644	(7,270)	374	7,732	(7,168)	564
Total amortizable intangible assets	$60,491	$(54,483)	$6,008	$60,508	$(53,088)	$7,420
Indefinite-lived intangible assets:			212			219
Total intangible assets			$6,220			$7,639

Intangible asset amortization expense for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$88	$43	$175	$87
Operating expense	820	1,162	1,640	2,322
Total amortization of intangible assets	$908	$1,205	$1,815	$2,409

As of June 30, 2026, estimated future amortization expense of amortizable intangible assets is as follows:

(in thousands)
2026 (remainder of year)	$904
2027	1,474
2028	1,258
2029	1,180
2030	631
Thereafter	561
Total	$6,008

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	June 30	December 31,
(in thousands)	2026	2025
Finished goods	$5,737	$5,371
Work in process	3,275	3,262
Raw materials	13,218	12,172
Total	$22,230	$20,805

Other Current Liabilities:	June 30	December 31,
(in thousands)	2026	2025
Compensation	$2,170	$1,815
Customer credits	1,176	1,374
Current portion of operating lease liabilities	1,598	1,525
Employee retention tax credit refunds	6,765	6,765
Professional fees	586	1,742
Warranty costs	191	215
Other	2,482	1,425
Total	$14,968	$14,861

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

The Company received ERTC refunds of $3.6 million and $3.2 million during fiscal year 2025 and 2024, respectively. Due to the subjectivity of the accounting for the credit, the Company has included the refunds received in other current liabilities in the consolidated balance sheets as of June 30, 2026 and December 31, 2025, subject to a determination that the refunds are reasonably assured to be retained by the Company.

6.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$554	$526	$1,110	$1,047
Short-term lease cost	54	44	92	88
Sublease income	-	-	-	-
Total lease cost	$608	$570	$1,202	$1,135

Supplemental cash flow information related to the Company's operating leases is as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,281	$1,190
Right-of-use assets obtained in exchange for lease obligations	65	1,499

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Operating lease right-of-use assets	$6,400	$7,172

Current portion, operating lease liabilities	$1,598	$1,525
Operating lease liabilities, long-term	5,926	6,882
Total operating lease liabilities	$7,524	$8,407

Weighted average remaining lease term (years)	3.7	4.2
Weighted average discount rate	7.9%	7.9%

Future minimum lease payments for operating leases, with initial terms in excess of one year at June 30, 2026, are as follows:

Year Ending December 31,
(in thousands)
2026 (remainder of year)	1,126
2027	2,411
2028	2,326
2029	2,066
2030	871
Thereafter	-
Total lease payments	8,800
Less imputed interest	(1,276)
Total operating lease liabilities	$7,524

7.	Debt

As of June 30, 2026 and December 31, 2025, the Company’s debt consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Term A loan
Principal amount	$10,000	$10,000
Deferred financing cost and discount	(649)	(708)
Exit fee accretion	135	10
Net carrying amount	$9,486	$9,301

Term B loan
Principal amount	$22,500	$22,500
Deferred financing cost and discount	(1,458)	(1,593)
Exit fee accretion	303	22
Net carrying amount	$21,345	$20,928

Term C Loan
Principal amount	$7,500	$7,500
Deferred financing cost and discount	(486)	(531)
Amortization of warrants	(1,163)	(1,329)
Net carrying amount	$5,851	$5,640

Total debt	$36,682	$35,870

Long-term debt	$36,682	$35,870
Current portion of long-term debt	$-	$-

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

The Company was in compliance with the covenants in the 2025 Loan Agreement requiring minimum liquidity of $3 million at all times and minimum adjusted EBITDA of $6 million, measured on a trailing 12-month basis, at the end of each of the fiscal quarters ended June 30, 2026 and December 31, 2025.

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

The shares of common stock issuable upon the exercise of such warrants and conversion of the Term C Loan are registered for resale under the Securities Act of 1933, as amended, pursuant to a registration statement filed by the Company on January 30, 2026 and declared effective on February 9, 2026.

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

The contractual interest expense for the three months ended June 30, 2026 and 2025 was $1.3 million and $0.8 million, respectively and for the six months ended June 30, 2026 and 2025 was $2.6 million and $1.6 million, respectively. The non-cash interest expense for the three months ended June 30, 2026 and 2025 was $0.5 million and $0.2 million, respectively and for the six months ended June 30, 2026 and 2025 was $0.9 million and $0.3 million, respectively.

The effective interest rate on the Company’s borrowings for the three months ended June 30, 2026 and 2025 was 17.9% and 11.1%, respectively and for the six months ended June 30, 2026 and 2025 was 17.6% and 10.5%, respectively. The weighted average interest rate for December 31, 2025 was 13.7%, net of the effect of the Company’s interest rate swap agreement. The carrying value of the debt approximated fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

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

The effect of the cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Qualifying as Hedges, net of tax (in thousands)	2026	2025	2026	2025
Gain (loss) recognized in OCI on derivatives (effective portion)	$-	$37	$-	$54
Amounts reclassified from AOCI to interest expense	-	(17)	-	(34)

9.	Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$15	$31	$21	$61
Sales and marketing expenses	66	106	120	224
General and administrative expenses	242	240	397	599
Research and development expenses	57	95	99	188
Total stock-based compensation	$380	$472	$637	$1,072

As of June 30, 2026, the total compensation cost related to unvested awards not yet recognized was $2.3million and the weighted average period over which it is expected to be recognized is approximately 1.9 years. The Company did not capitalize any stock-based compensation during these quarters.

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2026 was as follows:

			Market-		Performance-
	Time-Based		Based		Based
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Balance at December 31, 2025	160,430	$10.70	50,000	$6.70	16,407	$41.90
Granted	312,980	5.28	-	-	-	-
Vested	(62,555)	11.54	-	-	-	-
Forfeited	(21,360)	6.81	-	-	(1,909)	41.90
Balance at June 30, 2026	389,495	$6.41	50,000	$6.70	14,498	$41.90

Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

The aggregate fair value of RSUs that vested during the six months ended June 30, 2026, and 2025 was $0.4 million and $0.2 million, respectively. Unvested shares related to market-based and performance-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Actual vesting could range from zero to 150% of their target amounts.

Performance-based RSU awards are contingent on the achievement of certain performance metrics. Compensation cost associated with performance-based RSUs is recognized based on the estimated number of shares that the Company ultimately expects will be earned. If the estimated number of shares to be earned is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Stock option activity for the six months ended June 30, 2026 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2025	16,378	$34.00
Cancelled/Forfeited	(958)	26.31
Outstanding and exercisable at June 30, 2026	15,420	$34.42	1.7	$-

Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

There is no aggregate intrinsic value of stock options at June 30, 2026 because the Company’s closing stock price of $6.15 was below the exercise price of the outstanding options.

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

Income tax expense (benefit) was $0.01 million and $0.03 million for the three months ended June 30, 2026 and 2025, respectively, and was $0.1 million and $(0.4) million for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate of (0.4)% and (2.1)% for the three and six months ended June 30, 2026, differed from the U.S statutory rate primarily due to a benefit for reserves related to uncertain tax positions, partially offset by changes in tax accruals and reserves related to the prior year’s tax matters. The Company’s effective tax rate of 1.2% and 0.8% for the three and six months ended June 30, 2025, was lower than the U.S statutory rate due to the tax effect of goodwill impairment. The effective tax rate for both periods was also impacted by changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets.

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

In addition, the Company has entered into indemnification agreements with its directors and officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims. The Company has not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2026 and December 31, 2025.

12.	Restructuring Costs

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify operational efficiencies and align its cost base and infrastructure with customer needs and its strategic plans. In order to realize these goals, the Company undertakes activities from time to time to optimize its business.

In January 2026, the Company announced a comprehensive plan, referred to as Project Viking, for the strategic consolidation of its manufacturing operations to improve efficiency and support long-term growth. The Company is expected to close its manufacturing facility in Holliston, MA and transition U.S. production to its manufacturing hub in Minneapolis, MN. Certain operations will also be relocated to facilities in Germany, Sweden, and the UK, intended to align specific product lines with their designated center of excellence and most strategically advantageous logistical location. The Company expects the initiative to deliver approximately $3 million in cost savings in 2027, and approximately $4 million in annual cost savings beginning in 2028, while improving throughput and execution. The Company expects to incur pre-tax restructuring charges related to Project Viking in the range of approximately $3.6 to $4.5 million, including non-cash asset write-off and/or accelerated depreciation charges in the range of approximately $0.6 to $0.7 million, primarily related to the exit of production activities and manufacturing operations at the Holliston, MA site. These amounts are estimates and are subject to future changes.

During the three months ended June 30, 2026 and 2025, the Company incurred restructuring expenses of $0.3 million and $0.1 million, respectively and for the six months ended June 30, 2026 and 2025 incurred $0.6 million and $0.1 million, respectively. These costs primarily consisted of retention and severance incurred in connection with headcount reductions in Europe and North America.

The severance and other costs detailed above have been included as a component of other operating expenses, and all inventory-related charges are included in cost of revenues. The changes in the accrued liabilities for restructuring and other charges for the six months ended June 30, 2026 were as follows:

(in thousands)	Retention	Other	Total
Balance at December 31, 2025	$-	$18	$18
Restructuring costs	351	202	553
Cash payments	(33)	(139)	(172)
Balance at June 30, 2026	$318	$81	$399

13.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$22,727	$20,450	$43,482	$42,224
Less:
Cost of revenues (1)	10,082	8,886	18,587	18,446
Sales and marketing expenses (1)	5,334	4,433	10,615	9,286
General and administrative expenses (1)	4,375	4,022	8,922	8,848
Research and development expenses (1)	2,396	2,094	4,680	4,322
Amortization of acquired intangibles	820	1,162	1,640	2,322
Interest expense	1,793	1,001	3,521	1,934
Income tax expense (benefit)	14	28	131	(426)
Goodwill impairment	-	-	-	47,951
Other segment expenses (2)	823	1,106	1,720	2,163
Net loss	$(2,910)	$(2,282)	$(6,334)	$(52,622)

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

14.	Subsequent Events

On July 27, 2026, the Company entered into a settlement agreement with two counterparties relating to professional liability claims arising from a lawsuit that was settled in April 2022. Under the agreement, the Company received $0.5 million as a settlement and recorded $0.2 million in fees regarding these claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations, and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “is likely,” “projects,” “forecasts,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” “goals,” “sees,” “new,” “guidance,” “future,” “continue,” “drive,” “growth,” “long-term,” “develop,” “possible,” “emerging,” “opportunity,” “pursue” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail in our Annual Report on Form 10-K for the year ended December 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and our other filings with the SEC. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Bioscience, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

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

Our business is affected by global and regional economic trends and uncertainties. Our revenue has been and may continue to be negatively affected by our customers forgoing or delaying purchases of our products and services as a result of ongoing uncertainty with respect to the level and timing of funding from the U.S. National Institutes of Health (the “NIH”) or similar government sources. Our business has also been negatively affected by the imposition of increased tariffs on shipments of products between the United States and other countries, and in particular between the United States and China. Our revenue has been and may continue to be negatively affected by greater restrictions and economic disincentives on international trade, including these tariffs. Products and services that we obtain from overseas sources have been and may continue to be affected by these tariffs, resulting in increased costs to our business.

If these trends described above are prolonged or are more severe than anticipated, our business, results of operations, and cash flow may be materially and adversely impacted.

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

In January 2026, the Company developed a comprehensive plan, referred to as Project Viking, for the strategic consolidation of certain of its manufacturing operations to improve efficiency and support long-term growth.

In June 2026, the Company developed a comprehensive plan for the restructuring of our sales, services and marketing strategy. The Company expects the initiative to deliver approximately $1.0 to $1.2 million in cost savings in 2027, and approximately $0.5 million in annual cost savings for the remainder of fiscal year 2026. The Company expects to incur pre-tax charges related to this restructuring in the range of approximately $0.4 to $0.5 million in the second half of fiscal 2026.

Selected Results of Operations

Three months ended June 30, 2026, compared to three months ended June 30, 2025

	Three Months Ended June 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue
Revenues	$22,727		$20,450
Gross profit	12,630	55.6%	11,533	56.4%
Sales and marketing expenses	5,400	23.8%	4,539	22.2%
General and administrative expenses	4,617	20.3%	4,262	20.8%
Research and development expenses	2,453	10.8%	2,189	10.7%
Amortization of intangible assets	820	3.6%	1,162	5.7%
Other operating expenses	318	1.4%	200	1.0%
Interest expense	1,793	7.9%	1,001	4.9%
Other expense, net	125	0.6%	434	2.1%
Income tax expense	14	0.1%	28	0.1%

Revenues

Revenues increased $2.2 million, or 11.1%, to $22.7 million for the three months ended June 30, 2026, compared to $20.5 million for the three months ended June 30, 2025. The increase in revenues was primarily due to increased sales to CROs in the Americas and distributors in Asia Pacific.

Gross profit

Gross profit increased $1.1 million, or 9.5%, to $12.6 million for the three months ended June 30, 2026, compared with $11.5 million for the three months ended June 30, 2025, primarily due to the revenue increase described above. Gross margin was 55.6% for the three months ended June 30, 2026, compared to 56.4% for the three months ending June 30, 2025. The decrease in gross margin was primarily the result of unfavorable product mix.

Sales and marketing expenses

Sales and marketing expenses increased $0.9 million, or 19.0%, to $5.4 million for the three months ended June 30, 2026, compared with $4.5 million for the three months ended June 30, 2025. This increase was primarily due to increases in personnel costs as a result of normalizing our cost structure, increases in travel costs, and restructuring costs.

General and administrative expenses

General and administrative expenses increased $0.3 million, or 8.3%, to $4.6 million for the three months ended June 30, 2026, compared with $4.3 million for the three months ended June 30, 2025. The increase was primarily due to increases in personnel costs as a result of normalizing our cost structure and increases to restructuring costs.

Research and development expenses

Research and development expenses increased $0.3 million, or 12.1%, to $2.5 million for the three months ended June 30, 2026, compared with $2.2 million for the three months ended June 30, 2025. This increase was primarily due to an increase in personnel costs as a result of normalizing our cost structure.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses was $0.8 million for the three months ended June 30, 2026, compared with $1.2 million for the three months ended June 30, 2025.

Other operating expenses

Other operating expenses for the three months ended June 30, 2026 were $0.3 million, compared with $0.2 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, other operating expenses included $0.3 million of restructuring costs in connection with Project Viking. During the three months ended June 30, 2025, other operating expenses included an agent fee of $0.2 million in connection with the receipt of employee retention credits under the CARES Act.

Interest expense

Interest expense increased $0.8 million, or 79.1%, to $1.8 million for the three months ended June 30, 2026, compared with $1.0 million for the three months ended June 30, 2025. The increase was primarily due to the higher interest rate and amortization of deferred financing costs related to the 2025 Loan Agreement discussed in greater detail in Note 7 (Debt) in the notes to the unaudited condensed consolidated financial statements included herein.

Other expense, net

Other expense, net for the three months ended June 30, 2026, was $0.1 million which was primarily related to loss on foreign currency. Other expenses, net for the three months ended June 30, 2025, were $0.4 million, which was primarily related to loss on foreign currency.

Income tax expense (benefit)

The income tax expense was $0.01 million and $0.03 million for the three months ended June 30, 2026 and 2025, respectively. The effective tax rates for the three months ended June 30, 2026 and 2025 were (0.4)% and 1.2%, respectively. The decrease in the effective tax rate during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to the tax effects of stock compensation and changes in accruals and reserves related to prior year tax positions. The Company’s effective tax rate for the three months ended June 30, 2026, was different than the U.S. statutory rate primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets and a benefit recorded for reserves related to uncertain tax positions.

Six months ended June 30, 2026, compared to six months ended June 30, 2025

	Six Months Ended June 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue
Revenues	$43,482		$42,224
Gross profit	24,874	57.2%	23,717	56.2%
Sales and marketing expenses	10,735	24.7%	9,510	22.5%
General and administrative expenses	9,319	21.4%	9,447	22.4%
Research and development expenses	4,779	11.0%	4,510	10.7%
Amortization of intangible assets	1,640	3.8%	2,322	5.5%
Goodwill impairment	-	0.0%	47,951	113.6%
Other operating expenses	553	1.3%	464	1.1%
Interest expense	3,521	8.1%	1,934	4.6%
Other expense, net	530	1.2%	627	1.5%
Income tax expense (benefit)	131	0.3%	(426)	-1.0%

Revenues

Revenues increased $1.3 million, or 3.0%, to $43.5 million for the six months ended June 30, 2026, compared to $42.2 million for the six months ended June 30, 2025. The increase in revenues was due to increased sales to CROs and pharmaceutical/biotechnology companies in the Americas, Europe, and Asia Pacific, with the largest growth percentage in China.

Gross profit

Gross profit increased $1.2 million, or 4.9%, to $24.9 million for the six months ended June 30, 2026, compared with $23.7 million for the six months ended June 30, 2025, primarily due to the increase in revenues as well as the associated higher absorption of fixed manufacturing costs. Gross margin increased to 57.2% for the six months ended June 30, 2026, compared with 56.2% for the six months ended June 30, 2025. The increase in gross margin was primarily the result of favorable absorption of fixed manufacturing overhead costs and favorable product mix.

Sales and marketing expenses

Sales and marketing expenses increased $1.2 million, or 12.9%, to $10.7 million for the six months ended June 30, 2026, compared with $9.5 million for the six months ended June 30, 2025. This increase was primarily due to increased compensation, travel, promotional, and restructuring expenses, partially offset by lower stock-based compensation costs.

General and administrative expenses

General and administrative expenses decreased $0.1 million, or 1.4%, to $9.3 million for the six months ended June 30, 2026, compared with $9.4 million for the six months ended June 30, 2025. The decrease was primarily due to lower professional fees, partially offset by restructuring costs.

Research and development expenses

Research and development expenses increased $0.3 million, or 6.0%, to $4.8 million for the six months ended June 30, 2026, compared with $4.5 million for the six months ended June 30, 2025. This increase was primarily due to an increase in compensation and project related costs.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses decreased $0.7 million, or 29.4%, to $1.6 million for the six months ended June 30, 2026, compared with $2.3 million for the six months ended June 30, 2025.

Goodwill impairment

We recorded a non-cash goodwill impairment charge of $48.0 million for the six months ended June 30, 2025, following an analysis triggered by the sustained decrease in our stock price, our recent operating results, liquidity risk and the then-current macroeconomic conditions impacting the life sciences industry.

Other operating expenses

Other operating expenses for the six months ended June 30, 2026 were $0.6 million, compared with $0.5 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, other operating expenses included $0.6 million of restructuring costs in connection with Project Viking. During the six months ended June 30, 2025, other operating expenses included a fee of $0.4 million in connection with the receipt of employee retention credits under the CARES Act and restructuring costs of $0.1 million.

Interest expense

Interest expense increased $1.6 million, or 82.1%, to $3.5 million for the six months ended June 30, 2026, compared with $1.9 million for the six months ended June 30, 2025. The increase was primarily due to higher average borrowings and a higher effective interest rate during the period compared to prior year.

Other expense, net

Other expense, net for the six months ended June 30, 2026, was $0.5 million which was primarily related to costs of $0.4 million in connection with the Company’s reverse stock split. Other expenses, net for the six months ended June 30, 2025, were $0.6 million, which was primarily related to loss on foreign currency.

Income tax expense (benefit)

The income tax expense (benefit) was $0.1 million and $(0.4) million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were (2.1)% and 0.8%, respectively. The lower effective tax rate during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the tax effect of goodwill impairment.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our shelf registration statement that provides for the issuance of common stock, preferred stock, warrants and units up to an amount equal to $100 million (the “2024 Shelf Registration Statement”). Our expected cash outlays relate primarily to cash payments due under our Loan and Security Agreement (the “2025 Loan Agreement”), entered into with certain financial institutions party thereto as lenders and BroadOak Income Fund, L.P., as the administrative agent and collateral agent on December 17, 2025, as well as salaries, inventory, capital expenditures, and other operating costs. We held cash and cash equivalents of $6.5 million and $8.6 million as of June 30, 2026 and December 31, 2025, respectively. Borrowings outstanding were $40 million as of June 30, 2026 and December 31, 2025, respectively.

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

Under the 2025 Loan Agreement, the Company is required to maintain certain financial covenants that are based on financial measures not presented in accordance with U.S. generally accepted accounting principles. The Company was in compliance with these covenants, including the minimum liquidity requirement of $3.0 million at all times and the minimum adjusted EBITDA requirement, measured on a trailing 12-month basis, of at least $6.0 million, as of the end of each of the fiscal quarters ended June 30, 2026 and December 31, 2025.

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

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(337)	$5,741
Net cash used in investing activities	(1,536)	(916)
Net cash used in financing activities	(47)	(2,462)
Effect of exchange rate changes on cash	(191)	971
(Decrease) increase in cash and cash equivalents	$(2,111)	$3,334

Cash (used in) provided by operations was $(0.3) million and $5.7 million for the six months ended June 30, 2026 and 2025, respectively. Net loss after adding back non-cash items, was $(2.1) million for the six months ended June 30, 2026, compared to $(0.6) million for the six months ended June 30, 2025. Cash flow from operations for the six months ended June 30, 2026 was negatively impacted by cash outflows from inventories of $1.7 million, compared with a favorable impact to cash flows of $1.6 million for the six months ended June 30, 2025. Cash flow from operations for the six months ended June 30, 2026 was also negatively impacted by $0.4 million of prepaid inventory and insurance. The change in accounts receivable for the six months ended June 30, 2026 had a favorable impact of $1.5 million compared to a favorable impact of $3.2 million for the six months ended June 30, 2025.

Cash used in investing activities was $1.5 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities for the six months ended June 30, 2026 consisted of $1.1 million of capital expenditures and $0.4 million of capitalized software development. Cash used in investing activities for the six months ended June 30, 2025 consisted of $0.6 million of capital expenditures and $0.3 million of capitalized software development.

Cash used in financing activities was $0.05 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we paid $0.1 million in debt issuance costs as part of the 2025 Loan Agreement and we received $0.1 million in cash proceeds from the exercise of warrants.

Impact of Foreign Currencies

Our international operations in some instances operate as a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended June 30, 2026, changes in foreign currency exchange rates resulted in a favorable effect on revenues of $0.1 million and an unfavorable effect on expenses of $0.1 million. During the six months ended June 30, 2026, changes in foreign currency exchange rates resulted in a favorable effect on revenues of $0.8 million and an unfavorable effect on expenses of $0.1 million.

The (loss) gain associated with the translation of our foreign equity into U.S. dollars included as a component of other comprehensive loss was $(0.1) million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively and $(0.7) million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively.

Currency exchange rate fluctuations included as a component of net loss resulted in currency losses (gain) of $(0.1) million and $0.4 million for three months ended June 30, 2026 and 2025, respectively, and $(0.1) million and $0.6 million for both the six months ended June 30, 2026 and 2025, respectively.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Harvard Bioscience, Inc. Amended and Restated 2021 Incentive Plan. (previously filed as Annex B to the Proxy Statement on Schedule 14A filed April 21, 2026, and incorporated by reference thereto.)

10.2

Harvard Bioscience, Inc. Employee Stock Purchase Plan, as amended (previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed June 2, 2026) and incorporated by reference thereto).

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
Date: August 11, 2026
	By:	/s/ JOHN DUKE
John Duke
Chief Executive Officer

	By:	/s/ MARK FROST
Mark Frost
Chief Financial Officer