Form 10-Q
period 2026-09-30
HARVARD BIOSCIENCE INC
filed 2026-11-10
CIK 1123494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, there were 4,573,080 shares of the registrant’s common stock issued and outstanding. This information reflects the reverse stock split of the registrant’s common stock that became effective on March 13, 2026, with trading on a post-split adjusted basis beginning on March 16, 2026.

HARVARD BIOSCIENCE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,856	$8,614
Accounts receivable, net	14,912	16,043
Inventories	23,491	20,805
Other current assets	2,718	2,763
Total current assets	45,977	48,225
Property, plant and equipment, net	5,399	4,787
Operating lease right-of-use assets	5,977	7,172
Goodwill	9,301	9,559
Intangible assets, net	6,180	7,639
Other long-term assets	2,465	2,689
Total assets	$75,299	$80,071
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	7,159	3,652
Contract liabilities	3,097	3,447
Other current liabilities	15,871	14,861
Total current liabilities	26,127	21,960
Long-term debt, net	37,153	35,870
Deferred tax liability	311	317
Operating lease liabilities	5,441	6,882
Other long-term liabilities	1,162	1,308
Total liabilities	70,194	66,337
Commitments and contingencies - Note 11
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized	-	-
* Common stock, par value $0.01 per share, 80,000,000 shares authorized: 4,573,080 shares issued and outstanding at September 30, 2026; 4,471,989 shares issued and outstanding at December 31, 2025;	46	45
Additional paid-in-capital	241,183	240,071
Accumulated deficit	(223,667)	(214,710)
Accumulated other comprehensive loss	(12,457)	(11,672)
Total stockholders' equity	5,105	13,734
Total liabilities and stockholders' equity	$75,299	$80,071

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$22,196	$20,591	$65,678	$62,815
Cost of revenues	9,889	8,570	28,497	27,077
Gross profit	12,307	12,021	37,181	35,738

Sales and marketing expenses	5,420	4,613	16,155	14,123
General and administrative expenses	4,756	4,176	14,075	13,623
Research and development expenses	2,258	2,132	7,037	6,642
Amortization of acquired intangible assets	365	855	2,005	3,177
Goodwill impairment - Note 4	-	-	-	47,951
Other operating expenses - Note 12	658	48	1,211	512
Total operating expenses	13,457	11,824	40,483	86,028

Operating (loss) income	(1,150)	197	(3,302)	(50,290)

Other income (expense):
Interest expense	(1,783)	(1,323)	(5,304)	(3,257)
Other income (expense), net	238	(8)	(292)	(635)
Total other expense	(1,545)	(1,331)	(5,596)	(3,892)

Loss before income taxes	(2,695)	(1,134)	(8,898)	(54,182)
Income tax (benefit) expense	(72)	97	59	(329)
Net loss	$(2,623)	$(1,231)	$(8,957)	$(53,853)

Loss per share:
Basic and diluted loss per share *	$(0.58)	$(0.28)	$(1.99)	$(12.15)

Weighted-average common shares:
Basic and diluted *	4,561	4,456	4,500	4,432

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(2,623)	$(1,231)	$(8,957)	$(53,853)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(82)	(753)	(785)	3,161
Derivative instruments qualifying as cash flow hedges, net of tax of $-0-	-	18	-	72
Other comprehensive (loss) income	(82)	(735)	(785)	3,233
Comprehensive loss	$(2,705)	$(1,966)	$(9,742)	$(50,620)

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)
					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2026	4,552	$45	$240,792	$(221,044)	$(12,375)	$7,418
Vesting of restricted stock units	28	1	-	-	-	1
Shares withheld for taxes	(8)	-	(45)	-	-	(45)
Stock-based compensation	-	-	436	-	-	436
Net loss	-	-	-	(2,623)	-	(2,623)
Other comprehensive loss	-	-	-	-	(82)	(82)
Balance at September 30, 2026	4,572	$46	$241,183	$(223,667)	$(12,457)	$5,105
					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at June 30, 2025	4,453	$44	$238,023	$(210,632)	$(11,702)	$15,733
Vesting of restricted stock units	9	1	-	-	-	1
Shares withheld for taxes	(4)	-	(24)	-	-	(24)
Stock-based compensation	-	-	324	-	-	324
Net loss	-	-	-	(1,231)	-	(1,231)
Other comprehensive loss	-	-	-	-	(735)	(735)
Balance at September 30, 2025	4,458	$45	$238,323	$(211,863)	$(12,437)	$14,068
					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	4,472	$45	$240,071	$(214,710)	$(11,672)	$13,734
Warrant exercises	30	-	150	-	-	150
Vesting of restricted stock units	90	1	-	-	-	1
Shares withheld for taxes	(20)	-	(111)	-	-	(111)
Stock-based compensation	-	-	1,073	-	-	1,073
Net loss	-	-	-	(8,957)	-	(8,957)
Other comprehensive loss	-	-	-	-	(785)	(785)
Balance at September 30, 2026	4,572	$46	$241,183	$(223,667)	$(12,457)	$5,105
					Accumulated
	Number		Additional		Other	Total
	of Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Issued *	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	4,407	$44	$236,980	$(158,010)	$(15,670)	$63,344
Stock purchase plan	12	-	46	-		46
Vesting of restricted stock units	54	1	-	-		1
Shares withheld for taxes	(15)	-	(99)	-	-	(99)
Stock-based compensation	-	-	1,396	-	-	1,396
Net loss	-	-	-	(53,853)	-	(53,853)
Other comprehensive income	-	-	-	-	3,233	3,233
Balance at September 30, 2025	4,458	$45	$238,323	$(211,863)	$(12,437)	$14,068

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

See accompanying notes to condensed consolidated financial statements.

HARVARD BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,957)	$(53,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,410	1,287
Amortization of intangible assets	2,267	3,308
Goodwill impairment - Note 4	-	47,951
Amortization of deferred financing costs	1,415	698
Stock-based compensation	1,073	1,396
Deferred income taxes and other	(82)	(553)
Changes in operating assets and liabilities:
Accounts receivable	1,046	3,022
Inventories	(2,909)	2,284
Other assets	1,370	421
Accounts payable and other liabilities	3,203	1,503
Contract liabilities	(421)	(639)
Net cash (used in) provided by operating activities	(585)	6,825
Cash flows from investing activities:
Additions to property, plant and equipment	(2,041)	(809)
Capitalized software development costs	(838)	(455)
Net cash used in investing activities	(2,879)	(1,264)
Cash flows from financing activities:
Repayment of term debt	-	(3,000)
Payment of debt issuance costs	(131)	(687)
Proceeds from exercise of warrants and stock purchase plan	150	46
Taxes paid related to net share settlement of equity awards	(111)	(99)
Net cash used in financing activities	(92)	(3,740)
Effect of exchange rate changes on cash	(202)	888
(Decrease) increase in cash and cash equivalents	(3,758)	2,709
Cash and cash equivalents at beginning of period	8,614	4,108
Cash and cash equivalents at end of period	$4,856	$6,817
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,883	$2,549
Cash paid for income taxes, net of (refunds)	$(141)	$46

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements of Harvard Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2025 consolidated balance sheet included herein was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present a fair statement of financial position as of September 30, 2026, results of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the anticipated operating results for the full year ending December 31, 2026, or any future periods.

The accounting policies underlying the accompanying unaudited consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

Liquidity

For the nine months ended September 30, 2026, the Company reported an operating loss of $3.3 million and a net loss of $9.0 million. Net cash used in operating activities was $0.6 million. As of September 30, 2026, the Company had cash and cash equivalents of approximately $4.9 million.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, forecasted cash flows, obligations due within twelve months after the date these condensed consolidated financial statements are issued, forecasted compliance with the financial covenants under the 2025 Loan Agreement (See Note 7) and available sources of liquidity.

Although management has identified the existence of adverse conditions with respect to its liquidity, including recurring net losses, negative cash flows from operating activities and a decline in cash and cash equivalents, it has concluded that these conditions, when considered in the aggregate, do not raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, the Company’s unaudited condensed consolidated financial statements as of September 30, 2026, have been prepared on a going concern basis.

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

In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update are intended to modernize the accounting for internal-use software costs accounted for under ASC Subtopic 350-40. The amendment removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) funding has been committed and management authorization has been granted, and (ii) it is probable the project will be completed. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We early adopted ASU 2025-06 effective January 1, 2026 on a prospective basis and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss	$(2,623)	$(1,231)	$(8,957)	$(53,853)
Weighted average shares outstanding - basic *	4,561	4,456	4,500	4,432
Dilutive effect of equity awards	-	-	-	-
Dilutive effect of convertible Term C loan	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Weighted average shares outstanding - diluted *	4,561	4,456	4,500	4,432
Basic loss per share *	$(0.58)	$(0.28)	$(1.99)	$(12.15)
Diluted loss per share *	$(0.58)	$(0.28)	$(1.99)	$(12.15)
Shares excluded from diluted loss per share due to their anti-dilutive effect *	1,361	267	1,294	252

*	Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

3.	Revenues

The following tables represent a disaggregation of revenues from contracts with customers for the three and nine months ended September 30, 2026 and 2025:

Revenues by type were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Instruments, equipment, software and accessories	$19,820	$18,582	$58,690	$56,625
Service, maintenance and warranty contracts	2,376	2,009	6,988	6,190
Total revenues	$22,196	$20,591	$65,678	$62,815

Revenues by timing of recognition were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Goods and services transferred at a point in time	$20,898	$19,541	$61,694	$59,755
Goods and services transferred over time	1,298	1,050	3,984	3,060
Total revenues	$22,196	$20,591	$65,678	$62,815

Revenues by geographic destination were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Americas
United States	$10,346	9,254	$29,654	$28,737
Americas - Other	990	1,185	2,715	2,436
Europe, Middle East and Africa	6,210	6,610	19,464	19,228
Asia
China	2,812	2,145	8,695	7,330
Asia - Other	1,838	1,397	5,150	5,084
	$22,196	$20,591	$65,678	$62,815

Contract Liabilities

The following table provides details of contract liabilities as of the dates indicated:

	September 30,	December 31,
(in thousands)	2026	2025	Change	Percentage
Deferred revenue
Service, maintenance and warranty contracts	$1,430	$1,934	$(504)	-26%
Installation and training	979	711	268	38%
Customer advances	688	802	(114)	-14%
Total short-term contract liabilities	3,097	3,447	(350)	-10%
Long-term service, maintenance and warranty contracts	127	198	(71)	-36%
Total contract liabilities	$3,224	$3,645	$(421)	-12%

Changes in the Company’s contract liabilities are primarily due to the volume of service, maintenance and warranty contracts. Additionally, customer advances have decreased due to the recognition of amounts under the Company’s equipment exchange program. During the three months ended September 30, 2026 and 2025, the Company recognized revenues of $0.6 million and $0.4 million from contract liabilities existing at December 31, 2025 and 2024, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $3.0 million and $3.2 million from contract liabilities existing at December 31, 2025 and 2024, respectively.

The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of September 30, 2026:

	Remaining Performance Obligations
(in thousands)	2026 *	2027	2028	2029	2030	Thereafter	Total

Service, maintenance and warranty contracts	$1,232	$276	$40	$5	$4	$-	$1,557

* remainder of the year

Provision for Expected Credit Losses on Receivables

Activity in the provision for expected credit losses on receivables was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance, beginning of period	$207	$215
Provision for expected credit losses	(17)	(29)
Charge-offs and other	(59)	(24)
Balance, end of period	$131	$162

Concentrations

One customer accounted for 11% of revenues for the three months ended September 30, 2026 and no customer accounted for more than 10% of revenue for the three months ended September 30, 2025.  No customer accounted for more than 10% of revenue for nine months ended September 30, 2026 and 2025. At September 30, 2026 one customer accounted for 10% of net accounts receivable and at December 31, 2025, no customer accounted for more than 10% of net accounts receivable.

Warranties

Activity in the product warranties accrual was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance, beginning of period	$214	$318
Provision for warranties	95	131
Warranty claims	(123)	(145)
Balance, end of period	$186	$304

4.	Goodwill and Long-Lived Assets

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

During the quarter ended March 31, 2026, the Company’s decision in January 2026 to initiate the Project Viking restructuring plan was determined to be a triggering event indicating that the carrying values of its goodwill and other long-lived assets might not be recoverable. The Company performed a quantitative goodwill impairment test and long-lived asset recoverability assessment as of March 31, 2026 and determined no impairment existed. The Company evaluated events and circumstances through September 30, 2026 and determined no additional triggering events occurred during the three months ended September 30, 2026 and June 30, 2026.

The change in the carrying amount of goodwill for the nine months ended September 30, 2026 was as follows:

(in thousands)
Carrying amount at December 31, 2025	$9,559
Effect of change in currency translation	(258)
Carrying amount at September 30, 2026	$9,301

Intangible assets, net at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026			December 31, 2025
(in thousands)		Accumulated			Accumulated
Amortizable intangible assets:	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$16,080	$(12,574)	$3,506	$16,378	$(12,119)	$4,259
Technology and software development	37,104	(34,922)	2,182	36,398	(33,801)	2,597
Trade names and patents	7,621	(7,340)	281	7,732	(7,168)	564
Total amortizable intangible assets	$60,805	$(54,836)	$5,969	$60,508	$(53,088)	$7,420
Indefinite-lived intangible assets:			211			219
Total intangible assets			$6,180			$7,639

  Intangible asset amortization expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$87	$44	$262	$131
Operating expense	365	855	2,005	3,177
Total amortization of intangible assets	$452	$899	$2,267	$3,308

  As of September 30, 2026, estimated future amortization expense of amortizable intangible assets is as follows:

(in thousands)
2026 (remainder of year)	$452
2027	1,504
2028	1,316
2029	1,239
2030	690
Thereafter	768
Total	$5,969

5.	Balance Sheet Information

The following tables provide details of selected balance sheet items as of the periods indicated:

Inventories:	September 30,	December 31,
(in thousands)	2026	2025
Finished goods	$6,159	$5,371
Work in process	3,110	3,262
Raw materials	14,222	12,172
Total	$23,491	$20,805

Other Current Liabilities:	September 30,	December 31,
(in thousands)	2026	2025
Compensation	$3,104	$1,815
Customer credits	1,099	1,374
Current portion of operating lease liabilities	1,697	1,525
Employee retention tax credit refunds	6,765	6,765
Professional fees	638	1,342
Warranty costs	186	214
Other	2,382	1,826
Total	$15,871	$14,861

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

The Company received ERTC refunds of $3.6 million and $3.2 million during fiscal year 2025 and 2024, respectively. Due to the subjectivity of the accounting for the credit, the Company has included the refunds received in other current liabilities in the consolidated balance sheets as of September 30, 2026 and December 31, 2025, subject to a determination that the refunds are reasonably assured to be retained by the Company.

6.	Leases

The Company has noncancelable operating leases for offices, manufacturing facilities, warehouse space, automobiles and equipment expiring at various dates through 2030.

The components of lease expense for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$554	$563	$1,664	$1,610
Short-term lease cost	46	45	138	133
Total lease cost	$600	$608	$1,802	$1,743

Supplemental cash flow information related to the Company's operating leases is as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,837	$1,776
Right-of-use assets obtained in exchange for lease obligations	65	2,246

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Operating lease right-of-use assets	$5,977	$7,172

Current portion, operating lease liabilities	$1,697	$1,525
Operating lease liabilities, long-term	5,441	6,882
Total operating lease liabilities	$7,138	$8,407

Weighted average remaining lease term (years)	3.5	4.2
Weighted average discount rate	7.9%	7.9%

Future minimum lease payments for operating leases, with initial terms in excess of one year at September 30, 2026, are as follows:

Year Ending December 31,
(in thousands)
2026 (remainder of year)	597
2027	2,407
2028	2,323
2030	874
Thereafter	-
Total lease payments	8,264
Less imputed interest	(1,126)
Total operating lease liabilities	$7,138

7.	Debt

As of September 30, 2026 and December 31, 2025, the Company’s debt consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Term A loan
Principal amount	$10,000	$10,000
Deferred financing cost and discount	(602)	(708)
Exit fee accretion	197	10
Net carrying amount	$9,595	$9,302

Term B loan
Principal amount	$22,500	$22,500
Deferred financing cost and discount	(1,354)	(1,593)
Exit fee accretion	443	22
Net carrying amount	$21,589	$20,928

Term C Loan
Principal amount	$7,500	$7,500
Deferred financing cost and discount	(451)	(531)
Amortization of warrants	(1,080)	(1,329)
Net carrying amount	$5,969	$5,640

Total debt	$37,153	$35,870

Long-term debt	$37,153	$35,870
Current portion of long-term debt	$-	$-

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

The Company was in compliance with the covenants in the 2025 Loan Agreement requiring minimum liquidity of $3 million at all times and minimum adjusted EBITDA of $6 million, measured on a trailing 12-month basis, at the end of each of the fiscal quarters ended September 30, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026, certain lender participants exercised their warrants for cash in full to purchase an aggregate of 30,000 shares of common stock, at an exercise price per share of $5.00, resulting in aggregate gross proceeds to us of approximately $0.1 million.

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

The contractual interest expense for the three months ended September 30, 2026 and 2025 was $1.3 million and $1.0 million, respectively and for the nine months ended September 30, 2026 and 2025 was $3.9 million and $2.6 million, respectively. The non-cash interest expense for the three months ended September 30, 2026 and 2025 was $0.5 million and $0.3 million, respectively and for the nine months ended September 30, 2026 and 2025 was $1.4 million and $0.7 million, respectively.

The effective interest rate on the Company’s borrowings for the three months ended September 30, 2026 and 2025 was 17.8% and 15.1%, respectively and for the nine months ended September 30, 2026 and 2025 was 17.7% and 12.0%, respectively. The carrying value of the debt approximated fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

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

The effect of the cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Qualifying as Hedges, net of tax (in thousands)	2026	2025	2026	2025
Gain (loss) recognized in OCI on derivatives (effective portion)	$-	$18	$-	$72
Amounts reclassified from AOCI to interest expense	-	(16)	-	(50)

9.	Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$13	$18	$34	$79
Sales and marketing expenses	61	122	181	346
General and administrative expenses	307	104	704	703
Research and development expenses	55	80	154	268
Total stock-based compensation	$436	$324	$1,073	$1,396

As of September 30, 2026, the total compensation cost related to unvested awards not yet recognized was $1.9 million and the weighted average period over which it is expected to be recognized is approximately 1.7 years. The Company did not capitalize any stock-based compensation during the three and nine months ended September 30, 2026.

Restricted stock unit (“RSU”) activity for the nine months ended September 30, 2026 was as follows:

			Market-		Performance-
	Time-Based		Based		Based
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Balance at December 31, 2025	160,430	$10.70	50,000	$6.70	16,407	$41.90
Granted	312,980	5.28	-	-	-	-
Vested	(90,339)	9.59	-	-	-	-
Forfeited	(22,783)	7.09	-	-	(1,909)	41.90
Balance at September 30, 2026	360,288	$6.49	50,000	$6.70	14,498	$41.90

Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

The aggregate fair value of RSUs that vested during the nine months ended September 30, 2026, and 2025 was $0.6 million and $0.3 million, respectively. Unvested shares related to market-based and performance-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Actual vesting could range from zero to 150% of their target amounts.

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

Stock option activity for the nine months ended September 30, 2026 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at December 31, 2025	16,378	$34.00
Cancelled/Forfeited	(958)	26.31
Outstanding and exercisable at September 30, 2026	15,420	$34.42	1.5	$-

Retroactively presented to reflect 1-for-10 reverse stock split effective on March 13, 2026.

  There is no aggregate intrinsic value of stock options at September 30, 2026 because the Company’s closing stock price of $7.92 was below the exercise price of the outstanding options.

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

Income tax (benefit) expense was $(0.1) million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and was $0.1 million and $(0.3) million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate of 2.7% and (0.7)% for the three and nine months ended September 30, 2026, differed from the U.S statutory rate primarily due to a benefit for reserves related to uncertain tax positions and non-deductible stock compensation. The Company’s effective tax rate of (8.6)% and 0.6% for the three and nine months ended September 30, 2025, was lower than the U.S statutory rate due to the tax effect of goodwill impairment. The effective tax rate for both periods was also impacted by changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets and changes in tax accruals and reserves related to prior year tax returns.

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

In addition, the Company has entered into indemnification agreements with its directors and officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims. The Company has not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2026 and December 31, 2025.

12.	Other operating expenses

The components of other operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Restructuring expenses	$658	$48	$1,211	$171
Employee retention tax credit fees (see Note 5)	-	-	-	341
Total other operating expenses	$658	$48	$1,211	$512

Restructuring expenses

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

During the three months ended September 30, 2026 and 2025, the Company incurred restructuring expenses of $0.7 million and $0.1 million, respectively and for the nine months ended September 30, 2026 and 2025 incurred $1.2 million and $0.2 million, respectively. These costs primarily consisted of retention and severance and other costs incurred in connection with the restructuring activities mentioned above.

The severance and other costs detailed above have been included as a component of other operating expenses, and all inventory-related charges are included in cost of revenues. The changes in the accrued liabilities for restructuring and other charges for the nine months ended September 30, 2026 were as follows:

(in thousands)	Retention and Severance	Other	Total
Balance at December 31, 2025	$-	$18	$18
Restructuring expenses	873	338	1,211
Cash payments	(182)	(303)	(485)
Balance at September 30, 2026	$691	$53	$744

13.	Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$22,196	$20,591	$65,678	$62,815
Less:
Cost of revenues (1)	9,876	8,552	28,463	26,998
Sales and marketing expenses (1)	5,359	4,491	15,974	13,777
General and administrative expenses (1)	4,449	4,072	13,371	12,920
Research and development expenses (1)	2,203	2,052	6,883	6,374
Amortization of acquired intangibles	365	855	2,005	3,177
Interest expense	1,783	1,323	5,304	3,257
Income tax expense (benefit)	(72)	97	59	(329)
Goodwill impairment	-	-	-	47,951
Other segment expenses (2)	856	380	2,576	2,543
Net loss	$(2,623)	$(1,231)	$(8,957)	$(53,853)

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

Strategy

As the life sciences industry accelerates toward New Approach Methodologies (“NAMs”), Harvard Bioscience expects to evolve from a traditional tools provider into a leading enabler of Translational Medicine – positioned to bridge the gap between laboratory research and human clinical success. Building on its gold-standard preclinical foundation, the Company plans to align its portfolio, innovation pipeline, and operating model around four strategic pillars: (1) leading the translational bridge; (2) new product introduction; (3) consumables revenue expansion; and (4) operational excellence and disciplined growth.

In addition, we have taken steps to rationalize our product portfolio and improve our operating cost structure. These activities have included the discontinuation of certain non-strategic products, the consolidation of our global operating footprint, and the reduction of our headcount in Europe and North America.

In January 2026, the Company developed a comprehensive plan, referred to as Project Viking, for the strategic consolidation of certain of its manufacturing operations to improve efficiency and support long-term growth. The Company expects the initiative to deliver approximately $3 million in cost savings in 2027, and approximately $4 million in annual cost savings beginning in 2028, while improving throughput and execution. The Company expects to incur pre-tax restructuring charges related to Project Viking in the range of approximately $4.4 to $5.3 million, including non-cash asset write-off and/or accelerated depreciation charges in the range of approximately $0.6 to $0.7 million, primarily related to the exit of production activities and manufacturing operations at the Holliston, MA site. These amounts are estimates and are subject to future changes.

In June 2026, the Company developed a comprehensive plan for the restructuring of our sales, services and marketing organizations. The Company expects the initiative to deliver approximately $0.8 to $1.0 million in cost savings in 2027, and approximately $0.3 million in cost savings for the remainder of fiscal year 2026.

Selected Results of Operations

Three months ended September 30, 2026, compared to three months ended September 30, 2025

	Three Months Ended September 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue
Revenues	$22,196		$20,591
Gross profit	12,307	55.4%	12,021	58.4%
Sales and marketing expenses	5,420	24.4%	4,613	22.4%
General and administrative expenses	4,756	21.4%	4,176	20.3%
Research and development expenses	2,258	10.2%	2,132	10.4%
Amortization of intangible assets	365	1.6%	855	4.2%
Other operating expenses	658	3.0%	48	0.2%
Interest expense	1,783	8.0%	1,323	6.4%
Other (income) expense, net	(238)	-1.1%	8	0.0%
Income tax (benefit) expense	(72)	-0.3%	97	0.5%

Revenues

Revenues increased $1.6 million, or 7.8%, to $22.2 million for the three months ended September 30, 2026, compared to $20.6 million for the three months ended September 30, 2025. The increase in revenues was primarily due to increased sales to CROs and distributors in the Americas and distributors in Asia Pacific.

Gross profit

Gross profit increased $0.3 million, or 2.4%, to $12.3 million for the three months ended September 30, 2026, compared with $12.0 million for the three months ended September 30, 2025, primarily due to the revenue increase described above. Gross margin was 55.4% for the three months ended September 30, 2026, compared to 58.4% for the three months ending September 30, 2025. The decrease in gross margin was primarily the result of restructuring charges, increased material cost and unfavorable product mix.

Sales and marketing expenses

Sales and marketing expenses increased $0.8 million, or 17.5%, to $5.4 million for the three months ended September 30, 2026, compared with $4.6 million for the three months ended September 30, 2025. This increase was primarily due to increases in personnel costs as a result of normalizing our cost structure, increases in travel costs, and restructuring costs.

General and administrative expenses

General and administrative expenses increased $0.6 million, or 13.9%, to $4.8 million for the three months ended September 30, 2026, compared with $4.2 million for the three months ended September 30, 2025. The increase was primarily due to increases in stock-based compensation, increases in personnel costs as a result of normalizing our cost structure, and increases to restructuring costs.

Research and development expenses

Research and development expenses increased $0.2 million, or 5.9%, to $2.3 million for the three months ended September 30, 2026, compared with $2.1 million for the three months ended September 30, 2025. This increase was primarily due to an increase in personnel costs as a result of normalizing our cost structure.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses was $0.4 million for the three months ended September 30, 2026, compared with $0.9 million for the three months ended September 30, 2025.

Other operating expenses

Other operating expenses for the three months ended September 30, 2026 were $0.7 million, compared with $0.1 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, other operating expenses included $0.3 million of restructuring costs in connection with Project Viking and $0.4 million of restructuring costs in connection with our sales, services and marketing organizations.

Interest expense

Interest expense increased $0.5 million, or 34.8%, to $1.8 million for the three months ended September 30, 2026, compared with $1.3 million for the three months ended September 30, 2025. The increase was primarily due to the higher interest rate and amortization of deferred financing costs related to the 2025 Loan Agreement discussed in greater detail in Note 7 (Debt) in the notes to the unaudited condensed consolidated financial statements included herein.

Other (income) expense, net

Other (income) expense, net for the three months ended September 30, 2026, was $(0.2) million which primarily related to a net settlement of $(0.3) million related to a settlement agreement with two counterparties relating to professional liability claims arising from a lawsuit that was settled in April 2022, offset by a $0.1 million loss on foreign currency.

Income tax (benefit) expense

The income tax (benefit) expense was $(0.1) million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The effective tax rates for the three months ended September 30, 2026 and 2025 were 2.7% and (8.6)%, respectively. The increase in the effective tax rate during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to the tax effects of stock compensation and changes in accruals and a benefit for reserves related to prior year tax positions. The Company’s effective tax rate for the three months ended September 30, 2026, was different than the U.S. statutory rate primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets and nondeductible stock compensation.

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025

	Nine Months Ended September 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue
Revenues	$65,678		$62,815
Gross profit	37,181	56.6%	35,738	56.9%
Sales and marketing expenses	16,155	24.6%	14,123	22.5%
General and administrative expenses	14,075	21.4%	13,623	21.7%
Research and development expenses	7,037	10.7%	6,642	10.6%
Amortization of intangible assets	2,005	3.1%	3,177	5.1%
Goodwill impairment	-	0.0%	47,951	76.3%
Other operating expenses	1,211	1.8%	512	0.8%
Interest expense	5,304	8.1%	3,257	5.2%
Other expense, net	292	0.4%	635	1.0%
Income tax expense (benefit)	59	0.1%	(329)	-0.5%

Revenues

Revenues increased $2.9 million, or 4.6%, to $65.7 million for the nine months ended September 30, 2026, compared to $62.8 million for the nine months ended September 30, 2025. The increase in revenues was due to increased sales to CROs and distributors in the Americas and Asia Pacific, with the largest growth percentage in China.

Gross profit

Gross profit increased $1.5 million, or 4.0%, to $37.2 million for the nine months ended September 30, 2026, compared with $35.7 million for the nine months ended September 30, 2025, primarily due to the increase in revenues as well as the associated higher absorption of fixed manufacturing costs. Gross margin decreased to 56.6% for the nine months ended September 30, 2026, compared with 56.9% for the nine months ended September 30, 2025. The decrease in gross margin was primarily the result of unfavorable product mix, increased material costs, increases in personnel costs as a result of normalizing our cost structure, and restructuring charges.

Sales and marketing expenses

Sales and marketing expenses increased $2.1 million, or 14.4%, to $16.2 million for the nine months ended September 30, 2026, compared with $14.1 million for the nine months ended September 30, 2025. This increase was primarily due to increases in personnel costs as a result of normalizing our cost structure, compensation, travel, promotional, and restructuring expenses, partially offset by lower stock-based compensation costs.

General and administrative expenses

General and administrative expenses increased $0.5 million, or 3.3%, to $14.1 million for the nine months ended September 30, 2026, compared with $13.6 million for the nine months ended September 30, 2025. The increase was primarily due to increases in personnel costs as a result of normalizing our cost structure, compensation, travel, and restructuring costs, partially offset by lower professional and legal fees.

Research and development expenses

Research and development expenses increased $0.4 million, or 5.9%, to $7.0 million for the nine months ended September 30, 2026, compared with $6.6 million for the nine months ended September 30, 2025. This increase was primarily due to an increase in compensation and project related costs.

Amortization of intangible assets

Amortization of intangible assets included in operating expenses decreased $1.2 million, or 36.9%, to $2.0 million for the nine months ended September 30, 2026, compared with $3.2 million for the nine months ended September 30, 2025.

Goodwill impairment

We recorded a non-cash goodwill impairment charge of $48.0 million for the nine months ended September 30, 2025, following an analysis triggered by the sustained decrease in our stock price, our recent operating results, liquidity risk and the then-current macroeconomic conditions impacting the life sciences industry.

Other operating expenses

Other operating expenses for the nine months ended September 30, 2026 were $1.2 million, compared with $0.5 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, other operating expenses included $0.8 million of restructuring costs in connection with Project Viking and $0.4 million of restructuring costs in connection with our sales, services and marketing organizations. During the nine months ended September 30, 2025, other operating expenses included a fee of $0.3 million in connection with the receipt of employee retention credits under the CARES Act and restructuring costs of $0.2 million.

Interest expense

Interest expense increased $2.0 million, or 62.8%, to $5.3 million for the nine months ended September 30, 2026, compared with $3.3 million for the nine months ended September 30, 2025. The increase was primarily due to higher average borrowings and a higher effective interest rate during the period compared to prior year.

Other (income) expense, net

Other (income) expense, net for the nine months ended September 30, 2026, was $0.3 million which was primarily related to costs of $0.5 million in connection with the Company’s reverse stock split offset by a net settlement of $(0.3) million related to a settlement agreement with two counterparties relating to professional liability claims arising from a lawsuit that was settled in April 2022. Other expenses, net for the nine months ended September 30, 2025, were $0.6 million, which was primarily related to loss on foreign currency.

Income tax (benefit) expense

The income tax expense (benefit) was $0.1 million and $(0.3) million for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were (0.7)% and 0.6%, respectively. The lower effective tax rate during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the tax effect of goodwill impairment, nondeductible stock compensation and a benefit for reserves related to prior year tax positions.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our shelf registration statement that provides for the issuance of common stock, preferred stock, warrants and units up to an amount equal to $100 million (the “2024 Shelf Registration Statement”). In addition, we are exploring the potential conversion of our Term A Loan to a revolver facility in order to improve our liquidity position. Our expected cash outlays relate primarily to cash interest payments due under our Loan and Security Agreement (the “2025 Loan Agreement”), entered into with certain financial institutions party thereto as lenders and BroadOak Income Fund, L.P., as the administrative agent and collateral agent on December 17, 2025, as well as salaries, inventory, capital expenditures, and other operating costs. We held cash and cash equivalents of $4.9 million and $8.6 million as of September 30, 2026 and December 31, 2025, respectively. Borrowings outstanding were $40 million as of September 30, 2026 and December 31, 2025.

Management has evaluated the Company’s ability to continue as a going concern and considered the Company’s current financial condition, forecasted cash flows, obligations due within the next twelve months, forecasted compliance with the financial covenants under the 2025 Loan Agreement and available sources of liquidity. Although management has identified adverse conditions with respect to the Company’s liquidity, including recurring net losses, negative cash flows from operating activities and a decline in cash and cash equivalents, management has concluded that these conditions and events, considered in the aggregate, do not raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the issuance date of these condensed consolidated financial statements.

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

Under the 2025 Loan Agreement, the Company is required to maintain certain financial covenants that are based on financial measures not presented in accordance with U.S. generally accepted accounting principles. The Company was in compliance with these covenants, including the minimum liquidity requirement of $3.0 million at all times and the minimum adjusted EBITDA requirement, measured on a trailing 12-month basis, of at least $6.0 million, as of the end of each of the fiscal quarters ended September 30, 2026 and December 31, 2025.

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

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(585)	$6,825
Net cash used in investing activities	(2,879)	(1,264)
Net cash used in financing activities	(92)	(3,740)
Effect of exchange rate changes on cash	(202)	888
(Decrease) increase in cash and cash equivalents	$(3,758)	$2,709

Cash (used in) provided by operations was $(0.6) million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively. Net loss after adding back non-cash items, was $(2.9) million for the nine months ended September 30, 2026, compared to $0.2 million for the nine months ended September 30, 2025, which was primarily driven by increased interest expense and restructuring costs. Cash flow from operations for the nine months ended September 30, 2026 was negatively impacted by cash outflows from inventories of $3.4 million, compared with a favorable impact to cash flows of $2.3 million for the nine months ended September 30, 2025.

Cash used in investing activities was $2.9 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities for the nine months ended September 30, 2026 consisted of $1.6 million of capital expenditures and $0.8 million of capitalized software development. Cash used in investing activities for the nine months ended September 30, 2025 consisted of $0.8 million of capital expenditures and $0.5 million of capitalized software development.

Cash used in financing activities was $0.1 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we paid $0.1 million in debt issuance costs as part of the 2025 Loan Agreement and we received $0.1 million in cash proceeds from the exercise of warrants.

Impact of Foreign Currencies

Our international operations in some instances operate as a natural hedge, as we sell our products in many countries and a substantial portion of our revenues, costs and expenses are denominated in foreign currencies, primarily the euro and British pound.

During the three months ended September 30, 2026, changes in foreign currency exchange rates resulted in an unfavorable effect on revenues of $(0.1) million and an unfavorable effect on expenses of $0.1 million. During the nine months ended September 30, 2026, changes in foreign currency exchange rates resulted in a favorable effect on revenues of $0.7 million and an unfavorable effect on expenses of $(0.1) million.

The (loss) gain associated with the translation of our foreign equity into U.S. dollars included as a component of other comprehensive loss was $(0.1) million and $(0.8) million for the three months ended September 30, 2026 and 2025, respectively and $(0.8) million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Currency exchange rate fluctuations included as a component of net loss resulted in currency losses (gain) of $0.1 million and $(0.1) million for three months ended September 30, 2026 and 2025, respectively, and $(0.1) million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
Date: November 10, 2026
	By:	/s/ JOHN DUKE
John Duke
Chief Executive Officer

	By:	/s/ MARK FROST
Mark Frost
Chief Financial Officer